Form 10-Q
period 1994-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1994-05-13
CIK 780053

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1994

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________to ____________________
     Commission file number 1-9028

                       NATIONWIDE HEALTH PROPERTIES, INC.
- - -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                               95-3997619
- - -------------------------------------------------------------------------------
    (STATE OR OTHER JURISDICTION OF                 (I.R.S EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                       4675 MACARTHUR COURT, SUITE 1170
                        NEWPORT BEACH, CALIFORNIA 92660
- - -------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 251-1211
- - -------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---
  Shares of registrant's common stock, $.10 par value, outstanding at April 30, 1994--18,172,692.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1994

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
   Item 1. Financial Statements
      Condensed Consolidated Balance Sheets...............................    2
      Condensed Consolidated Statements of Operations.....................    3
      Condensed Consolidated Statements of Cash Flows.....................    4
      Notes to Condensed Consolidated Financial Statements................    5
   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................    6

PART II--OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K...............................    7

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         MARCH 31,  DECEMBER 31,
                                                           1994         1993
                                                        ----------- ------------
                                                        (UNAUDITED)
                                                         (DOLLARS IN THOUSANDS)
   Investments in real estate
     Real estate properties:
       Land...........................................   $ 33,943     $ 33,441
       Buildings and improvements.....................    370,163      361,909
                                                         --------     --------
                                                          404,106      395,350
       Less accumulated depreciation..................    (52,960)     (50,180)
                                                         --------     --------
                                                          351,146      345,170
     Mortgage loans receivable, net...................    101,205       83,303
                                                         --------     --------
                                                          452,351      428,473
   Cash and cash equivalents..........................      2,947        3,627
   Receivables........................................      2,787        2,854
   Other assets.......................................      5,020        5,211
                                                         --------     --------
                                                         $463,105     $440,165
                                                         ========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Bank borrowings....................................   $ 25,900     $  3,800
   Convertible debentures.............................     65,000       65,000
   Senior subordinated convertible debentures.........      4,065        8,609
   Notes and bonds payable............................     22,842       23,047
   Accounts payable and accrued liabilities...........      8,545        6,782
   Stockholders' equity:
     Preferred stock $1.00 par value; 5,000,000 shares
      authorized; none issued or outstanding
     Common stock $.10 par value; 25,000,000 shares
      authorized; issued and outstanding: 1994--
      18,171,908, 1993--17,979,516....................      1,817        1,797
     Capital in excess of par value...................    363,294      358,869
     Cumulative net income............................    160,895      149,951
     Cumulative dividends.............................   (189,253)    (177,690)
                                                         --------     --------
       Total stockholders' equity.....................    336,753      332,927
                                                         --------     --------
                                                         $463,105     $440,165
                                                         ========     ========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                               ----------------
                                                                 1994    1993
                                                               -------- -------
   Revenues:
     Minimum rent............................................. $ 11,156 $ 9,833
     Additional rent..........................................    2,287   1,883
     Interest and other income................................    3,057   2,709
                                                               -------- -------
                                                                 16,500  14,425
   Expenses:
     Depreciation and amortization............................    2,787   2,360
     Interest.................................................    1,920   1,630
     General and administrative...............................      849     801
                                                               -------- -------
                                                                  5,556   4,791
                                                               -------- -------
   Net income................................................. $ 10,944 $ 9,634
                                                               ======== =======
   Net income per share....................................... $    .60 $   .56
                                                               ======== =======
   Dividends paid per share................................... $  .6375 $ .5875
                                                               ======== =======
   Weighted average shares outstanding........................   18,099  17,059
                                                               ======== =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                  THREE MONTHS
                                      ENDED
                                    MARCH 31,
                                 ----------------
                                  1994     1993
                                 -------  -------
   Cash flow from operating
    activities:
     Net income................  $10,944  $ 9,634
     Depreciation, amortization
      and non-cash charges.....    2,997    2,455
                                 -------  -------
       Funds from operations...   13,941   12,089
     Net (increase) decrease in
      other assets and
      liabilities..............    1,032     (149)
                                 -------  -------
       Net cash provided by
        operating activities...   14,973   11,940
   Cash flow from investing ac-
    tivities:
     Acquisition of real estate
      properties...............   (8,756)     --
     Investment in mortgage
      loans receivable.........  (20,656)     --
     Principal payments on
      mortgage loans
      receivable...............    3,509    2,134
                                 -------  -------
       Net cash provided by
        (used in) investing
        activities.............  (25,903)   2,134
   Cash flow from financing ac-
    tivities:
     Bank borrowings, net......   22,100   (1,950)
     Dividends paid............  (11,562) (10,176)
     Other, net................     (288)    (306)
                                 -------  -------
       Net cash provided by
        (used in) financing
        activities.............   10,250  (12,432)
                                 -------  -------
   Increase (decrease) in cash
    and cash equivalents.......     (680)   1,642
   Cash and cash equivalents,
    beginning of period........    3,627    8,281
                                 -------  -------
   Cash and cash equivalents,
    end of period..............  $ 2,947  $ 9,923
                                 =======  =======


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 31, 1994
                                  (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1994 and 1993 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results for a full year.

  (ii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95 percent of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (iii) The Company invests in health care related real estate and, as of March 31, 1994 has investments in 164 facilities, 162 of which are long-term health care facilities, and 2 of which are rehabilitation hospitals.

  The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 14 years, and most of the leases have eight five-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Fifty-two of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (iv) During the three-month period ended March 31, 1994, the Company acquired three long-term health care facilities in two separate transactions for an aggregate purchase price of approximately $7,500,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

  In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $1,200,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

  During the three-month period ended March 31, 1994, the Company provided a mortgage loan secured by three long-term health care facilities in the amount of $11,200,000. Such loan provides for a maximum aggregate loan amount of $12,000,000. Additional funding will be provided for certain capital improvements and is expected to be funded within one year.

  Proceeds of approximately $3,063,000 were received in connection with the prepayment of one mortgage loan secured by 7 long-term care facilities.

  During April, 1994, the Company acquired three health care properties for an aggregate purchase price of approximately $15,000,000. The facilities are an integrated long-term care, subacute facility, a long-term health care facility and an assisted living facility. An $8,800,000 mortgage loan was also provided by the Company secured by a continuing care retirement community consisting of 103 skilled nursing beds and 145 assisted living units.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1994

OPERATING RESULTS

 First Quarter 1994 Compared to First Quarter 1993

  Revenues for the three months ended March 31, 1994 increased $2,075,000, or 14 percent over the same period in 1993. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during 1993 and 1994 and increased additional rent earned under the Company's existing leases.

  Total expenses for the three-month period increased $765,000, or 16% over the same period in 1993. The increase is due to an increase in depreciation due to the acquisition of facilities in 1993 and 1994, and to increased interest expense in connection with the issuance of $65,000,000 of convertible debentures in November 1993. This increase was partially offset by a decrease in interest expense in connection with the conversion of a substantial portion of the Company's senior subordinated convertible debentures during 1993 and 1994.

  The Company expects increased rental revenues due to the addition of facilities to its property base during 1993 and 1994 and due to increased additional rents under its leases. The Company also expects increased interest income resulting from its mortgage loan investments. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

 Liquidity and Capital Resources

  During the three months ended March 31, 1994, the Company acquired three long-term health care facilities in two separate transactions for an aggregate purchase price of approximately $7,500,000. Additionally, the Company provided a mortgage loan secured by three long-term health care facilities in an aggregate amount of $11,200,000. Such acquisitions and mortgages were funded by bank borrowings.

  Additionally, the Company has a commitment to purchase a long-term health care facility upon its completion for approximately $5,650,000 and concurrently lease such facility under terms generally similar to the Company's existing leases.

  At March 31, 1994, the Company had $44,100,000 available under its $70,000,000 revolving bank line of credit. On April 28, 1994, the Company amended the terms of its bank line of credit to increase the amount of the line of credit to $100,000,000 and extend its maturity to March 31, 1997. Additionally, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $100,000,000 in aggregate principal amount of medium term notes and (b) up to $135,000,000 of securities including debt, convertible debt, common and preferred stock.

  The Company anticipates making additional investments in health care related facilities. Financing for such future investments may be provided by borrowings under the Company's bank line, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company believes it has sufficient liquidity and financing capability to finance future investments as well as repay borrowings at or prior to their maturity.

                                    PART II

                       NATIONWIDE HEALTH PROPERTIES, INC.

                               OTHER INFORMATION

                                 MARCH 31, 1994

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

    10.  Material contracts

    10.1 Amendment Number One to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association, National Westminster Bank USA, The Diawa Bank, Limited, and Sanwa Bank California.

  (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1994.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1994

                                         Nationwide Health Properties, Inc.


                                     By           MARK L. DESMOND
                                        ---------------------------------------
                                                  Mark L. Desmond
                                            Vice President and Treasurer
                                           (Principal Financial Officer)