Form 10-Q
period 1994-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1994-08-11
CIK 780053

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


      For the quarterly period ended June 30, 1994
                                     -------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  For the transition period from _____________________to _____________________
  Commission file number 1-9028

                       NATIONWIDE HEALTH PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                               95-3997619
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                       4675 MACARTHUR COURT, SUITE 1170
                        NEWPORT BEACH, CALIFORNIA 92660
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (714) 251-1211
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

  Shares of registrant's common stock, $.10 par value, outstanding at July 31, 1994--18,200,530.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1994

                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
   Item 1. Financial Statements
           Condensed Consolidated Balance Sheets..........................    2
           Condensed Consolidated Statements of Operations................    3
           Condensed Consolidated Statements of Cash Flows................    4
           Notes to Condensed Consolidated Financial Statements...........    5

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................    6

PART II--OTHER INFORMATION

   Item 4. Submission of Matters to a Vote of Security Holders............    7

   Item 6. Exhibits and Reports on Form 8-K...............................    7


                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      JUNE 30,   DECEMBER 31,
                                                        1994         1993
                                                     ----------- ------------
                                                     (UNAUDITED)
                                                      (DOLLARS IN THOUSANDS)
Investments in real estate
  Real estate properties:
    Land...........................................   $ 37,343     $ 33,441
    Buildings and improvements.....................    400,419      361,909
                                                      --------     --------
                                                       437,762      395,350
    Less accumulated depreciation..................    (55,876)     (50,180)
                                                      --------     --------
                                                       381,886      345,170
  Mortgage loans receivable, net...................     96,180       83,303
                                                      --------     --------
                                                       478,066      428,473
Cash and cash equivalents..........................      3,260        3,627
Receivables........................................      3,002        2,854
Other assets.......................................      5,024        5,211
                                                      --------     --------
                                                      $489,352     $440,165
                                                      ========     ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings....................................   $ 51,800     $  3,800
Convertible debentures.............................     65,000       65,000
Senior subordinated convertible debentures.........      4,045        8,609
Notes and bonds payable............................     21,333       23,047
Accounts payable and accrued liabilities...........     10,930        6,782
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares
   authorized; issued and outstanding: 1994--
   18,172,690, 1993--17,979,516....................      1,817        1,797
  Capital in excess of par value...................    363,389      358,869
  Cumulative net income............................    172,103      149,951
  Cumulative dividends.............................   (201,065)    (177,690)
                                                      --------     --------
    Total stockholders' equity.....................    336,244      332,927
                                                      --------     --------
                                                      $489,352     $440,165
                                                      ========     ========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                            THREE MONTHS
                                                ENDED       SIX MONTHS ENDED
                                              JUNE 30,          JUNE 30,
                                          ----------------- -----------------
                                            1994     1993     1994     1993
                                          -------- -------- -------- --------
Revenues:
  Minimum rent........................... $ 11,706 $ 10,019 $ 22,862 $ 19,852
  Additional rent........................    2,453    2,073    4,740    3,956
  Interest and other income..............    3,221    2,636    6,278    5,345
                                          -------- -------- -------- --------
                                            17,380   14,728   33,880   29,153
Expenses:
  Depreciation and amortization..........    2,926    2,427    5,713    4,787
  Interest...............................    2,427    1,418    4,347    3,048
  General and administrative.............      819      818    1,668    1,619
                                          -------- -------- -------- --------
                                             6,172    4,663   11,728    9,454
                                          -------- -------- -------- --------
Net income............................... $ 11,208 $ 10,065 $ 22,152 $ 19,699
                                          ======== ======== ======== ========
Net income per share..................... $    .62 $    .58 $   1.22 $   1.14
                                          ======== ======== ======== ========
Dividends paid per share................. $    .65 $    .60 $ 1.2875 $ 1.1875
                                          ======== ======== ======== ========
Weighted average shares outstanding......   18,172   17,479   18,136   17,270
                                          ======== ======== ======== ========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                   SIX MONTHS
                                                                      ENDED
                                                                     JUNE 30,
                                                           ---------------------------
                                                             1994               1993
                                                            -------            -------
Cash flow from operating activities:
  Net income..........................................      $22,152            $19,699
  Depreciation, amortization and non-cash charges.....        6,166              4,994
                                                            -------            -------
    Funds from operations.............................       28,318             24,693
  Net (increase) decrease in other assets and
   liabilities........................................        2,611               (180)
                                                            -------            -------
    Net cash provided by operating activities.........       30,929             24,513
Cash flow from investing activities:
  Acquisition of real estate properties...............      (42,412)           (17,832)
  Secured acquisition financing.......................          --               1,060
  Investment in mortgage loans receivable.............      (20,656)           (17,838)
  Principal payments on mortgage loans
   receivable.........................................        9,004             17,108
                                                            -------            -------
    Net cash used in investing activities.............      (54,064)           (17,502)
Cash flow from financing activities:
  Bank borrowings, net................................       48,000              9,150
  Dividends paid......................................      (23,374)           (20,681)
  Principal payments on notes and bonds...............       (1,714)              (493)
  Other, net..........................................         (144)              (479)
                                                            -------            -------
    Net cash provided by (used in) financing
     activities.......................................       22,768            (12,503)
                                                            -------            -------
Decrease in cash and cash equivalents.................         (367)            (5,492)
Cash and cash equivalents, beginning of period........        3,627              8,281
                                                            -------            -------
Cash and cash equivalents, end of period..............      $ 3,260            $ 2,789
                                                            =======            =======


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1994
                                  (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1994 and 1993 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results for a full year.

  (ii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95 percent of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (iii) The Company invests in health care related real estate and, as of June 30, 1994, has investments in 169 facilities, including 163 long-term health care facilities, 4 assisted living facilities and 2 rehabilitation hospitals.

  The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 14 years, and most of the leases have eight five-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Fifty-six of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (iv) During the six-month period ended June 30, 1994, the Company acquired seven long-term health care facilities and three assisted living facilities in seven separate transactions for an aggregate purchase price of approximately $39,943,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

  In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $2,456,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

  During the six-month period ended June 30, 1994, the Company provided two mortgage loans secured by three long-term health care facilities and one assisted living facility in the aggregate amount of $19,450,000. Proceeds of approximately $5,960,000 were received in connection with the repayment of three mortgage loans secured by 9 long-term health care facilities.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1994

OPERATING RESULTS

 Six Months 1994 Compared to Six Months 1993

  Revenues for the six-months ended June 30, 1994 increased $4,727,000 or 16% over the same period in 1993. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent earned under the Company's existing leases.

  Total expenses for the six-month period increased $2,274,000 or 24% over the same period in 1993. The increase is due to an increase in depreciation due to the acquisition of facilities in 1993 and 1994, and to increased interest expense in connection with the issuance of $65,000,000 of convertible debentures in November 1993 and increased bank borrowings in 1994. This increase was partially offset by a decrease in interest expense in connection with the conversion of a portion of the Company's senior subordinated convertible debentures during the last twelve months.

 Second Quarter 1994 Compared to Second Quarter 1993

  Revenues for the three months ended June 30, 1994 increased $2,652,000 or 18% over the same period in 1993. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent earned under the Company's existing leases.

  Total expenses for the three-months ended June 30, 1994 increased $1,509,000 or 32% over the same period in 1993. The increase is due to an increase in depreciation due to the acquisition of facilities in 1993 and 1994, and to increased interest expense in connection with the issuance of $65,000,000 of convertible debentures in November 1993 and increased bank borrowings in 1994. This increase was partially offset by a decrease in interest expense in connection with the conversion of a portion of the Company's senior subordinated convertible debentures during the last twelve months.

  The Company expects increased rental revenues due to the addition of facilities to its property base during 1993 and 1994 and due to increased additional rents under its leases. The Company also expects increased interest income resulting from additional investments in mortgage loans over the last twelve months. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1994, the Company acquired seven long-term health care facilities and three assisted living facilities in seven separate transactions for an aggregate purchase price of approximately $39,943,000. Additionally, the Company provided two mortgage loans secured by three long-term health care facilities and one assisted living facility in an aggregate amount of $19,450,000. Such acquisitions and mortgages were funded by bank borrowings.

  On April 28, 1994, the Company amended the terms of its bank line of credit to increase the amount of the line of credit from $70,000,000 to $100,000,000 and to extend its maturity to March 31, 1997. At June 30, 1994, the Company had $48,200,000 available under such bank line of credit. Additionally, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $100,000,000 in aggregate principal amount of medium term notes and (b) up to $135,000,000 of securities including debt, convertible debt, common and preferred stock.

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

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Annual Meeting of Stockholders was held on April 22, 1994 ("Annual Meeting"). At the Annual Meeting, Sam A. Brooks, Jr. and Robert H. Finch were re-elected as directors to serve for a three-year term until the 1997 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are Milton J. Brock, Jr., David R. Banks, R. Bruce Andrews and Charles D. Miller.

  At the Annual Meeting, the proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of the Company's Common Stock, par value $.10 per share, from 25,000,000 to 100,000,000 was approved, and the selection of Arthur Andersen & Co. as independent accountants for the year ending December 31, 1994 was ratified.

  Voting at the Annual Meeting was as follows:

                                                           VOTES   ABSTENTIONS
                                                VOTES      CAST    AND BROKER
                   MATTER                      CAST FOR   AGAINST   NON-VOTES
                   ------                     ---------- --------- -----------
Election of Sam A. Brooks                     15,978,536   131,189       --
Election of Robert H. Finch                   15,976,361   133,364       --
Amendment of the Company's Amended and
 Restated Articles of Incorporation           12,123,682 3,864,275   121,768
Ratification of selection of Arthur Andersen
 & Co                                         15,802,413   233,006    74,306

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 1994.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1994

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