Form 10-Q
period 1994-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1994-11-14
CIK 780053

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________________ to _____________________
   Commission file number 1-9028


                      NATIONWIDE HEALTH PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    MARYLAND                                  95-3997619
   (STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
                OR ORGANIZATION)                              IDENTIFICATION
                                                              NUMBER)

                       4675 MACARTHUR COURT, SUITE 1170
                       NEWPORT BEACH, CALIFORNIA  92660
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (714) 251-1211
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  Yes    X     No
                                                -----      -----

    Shares of registrant's common stock, $.10 par value, outstanding at October 31, 1994--18,221,896.

================================================================================

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1994


                               TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION

                                                                                  PAGE
                                                                                  ----
        Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets............                  2
                 Condensed Consolidated Statements of Operations..                  3
                 Condensed Consolidated Statements of Cash Flows..                  4
                 Notes to Condensed Consolidated Financial Statements...........    5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............                  6

PART II--OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K.................                  7


                                    PART I

                      NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                                 SEPTEMBER 30,              DECEMBER 31,
                                                                     1994                      1993
                                                                 --------------             ------------
                                                                   (UNAUDITED)
                                                                           (DOLLARS IN THOUSANDS)
Investments in real estate
  Real estate properties:
     Land.........................................................    $ 39,981                $ 33,441
     Buildings....................................................     417,285                 361,909
                                                                      --------                --------
                                                                       457,266                 395,350
     Less accumulated depreciation................................     (58,918)                (50,180)
                                                                      --------                --------
                                                                       398,348                 345,170
  Mortgage loans receivable, net..................................      99,904                  83,303
                                                                      --------                --------
                                                                       498,252                 428,473
Cash and cash equivalents.........................................       5,256                   3,627
Receivables.......................................................       2,970                   2,854
Other assets......................................................       5,114                   5,211
                                                                      --------                --------
                                                                      $511,592                $440,165
                                                                      ========                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings...................................................    $ 74,600                $  3,800
Convertible debentures............................................      65,000                  65,000
Senior subordinated convertible debentures........................       2,790                   8,609
Notes and bonds payable...........................................      20,687                  23,047
Accounts payable and accrued liabilities..........................      11,681                   6,782
Stockholders' equity:
  Preferred stock $1.00 par value;  5,000,000 shares authorized;
   none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares authorized;
   issued and outstanding:  1994 - 18,221,896, 1993--17,979,516...       1,822                   1,797
  Capital in excess of par value..................................     364,672                 358,869
  Cumulative net income...........................................     183,474                 149,951
  Cumulative dividends............................................    (213,134)               (177,690)
                                                                      --------                --------
       Total stockholders' equity.................................     336,834                 332,927
                                                                      --------                --------
                                                                      $511,592                $440,165
                                                                      ========                ========



                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                           ------------------             -----------------
                                           1994          1993             1994         1993
                                           ----          ----             ----         ----

Revenues:
  Minimum rent.......................   $12,349       $10,146          $35,211      $29,998
  Additional rent....................     2,509         2,239            7,249        6,195
  Interest and other income..........     3,017         2,851            9,295        8,196
                                        -------       -------          -------      -------
                                         17,875        15,236           51,755       44,389

Expenses:
  Depreciation and amortization......     3,055         2,451            8,768        7,238
  Interest...........................     2,614         1,351            6,961        4,399
  General and administrative.........       835           826            2,503        2,445
                                        -------       -------          -------      -------
                                          6,504         4,628           18,232       14,082
                                        -------       -------          -------      -------
Net income...........................   $11,371       $10,608          $33,523      $30,307
                                        =======       =======          =======      =======

Net income per share.................   $   .62       $   .59          $  1.85      $  1.73
                                        =======       =======          =======      =======

Dividends paid per share.............   $ .6625       $ .6125          $  1.95      $  1.80
                                        =======       =======          =======      =======

Weighted average shares outstanding..    18,209        17,862           18,161       17,470
                                        =======       =======          =======      =======



                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  ------------------------------

                                                                       1994                1993
                                                                       ----                ----
Cash flow from operating activities:
  Net income....................................................  $  33,523           $  30,307
  Depreciation, amortization and non-cash charges...............      9,422               7,556
                                                                  ---------           ---------
     Funds from operations......................................     42,945              37,863
  Net (increase) decrease in other assets and liabilities.......      2,201              (1,035)
                                                                  ---------           ---------
     Net cash provided by operating activities..................     45,146              36,828

Cash flow from investing activities:
  Acquisition of real estate properties.........................    (61,916)            (19,509)
  Secured acquisition financing.................................          -               1,060
  Disposition of real estate properties.........................          -               2,650
  Investment in mortgage loans receivable.......................    (26,656)            (17,838)
  Principal payments on mortgage loans receivable...............     11,753              19,059
                                                                  ---------           ---------
     Net cash used in investing activities......................    (76,819)            (14,578)

Cash flow from financing activities:
  Bank borrowings, net..........................................     70,800               5,450
  Dividends paid................................................    (35,443)            (31,656)
  Principal payments on notes and bonds payable.................     (1,907)             (1,005)
  Other, net....................................................       (148)               (681)
                                                                  ---------           ---------
     Net cash used in financing activities......................     33,302              27,892
                                                                  ---------           ---------

Increase (decrease) in cash and cash equivalents................      1,629             (5,642 )
Cash and cash equivalents, beginning of period..................      3,627               8,281
                                                                  ---------           ---------

Cash and cash equivalents, end of period........................  $   5,256           $   2,639
                                                                  =========           =========



                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1994
                                  (UNAUDITED)

    (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results for a full year.

    (ii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95 percent of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

    (iii) The Company invests in health care related real estate and, as of September 30, 1994, has investments in 177 facilities, including 171 long-term health care facilities, 4 assisted living facilities and 2 rehabilitation hospitals.

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

    (iv) During the nine-month period ended September 30, 1994, the Company acquired twelve long-term health care facilities and three assisted living facilities in nine separate transactions for an aggregate purchase price of approximately $58,990,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

        In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $2,275,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

        During the nine-month period ended September 30, 1994, the Company provided three mortgage loans secured by seven long-term health care facilities and one assisted living facility in the aggregate amount of $25,450,000. Proceeds of approximately $5,960,000 were received in connection with the repayment of three mortgage loans secured by nine long-term health care facilities and a partial prepayment of approximately $2,301,000 was received in connection with one mortgage loan.

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              SEPTEMBER 30, 1994
OPERATING RESULTS

        Nine Months 1994 Compared to Nine Months 1993

        Revenues for the nine-months ended September 30, 1994 increased $7,366,000 or 17% over the same period in 1993. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent earned under the Company's existing leases.

        Total expenses for the nine-month period increased $4,150,000 or 29% over the same period in 1993. The increase is due to an increase in depreciation due to the acquisition of facilities in 1993 and 1994 and increased interest expense in connection with the issuance of $65,000,000 of convertible debentures in November 1993 and increased levels of bank borrowings and higher short-term interest rates in 1994. This increase was partially offset by a decrease in interest expense in connection with the conversion of a portion of the Company's senior subordinated convertible debentures during the last twelve months.

        Third Quarter 1994 Compared to Third Quarter 1993

        Revenues for the three-months ended September 30, 1994 increased $2,639,000 or 17% over the same period in 1993. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent earned under the Company's existing leases.

        Total expenses for the three months ended September 30, 1994 increased $1,876,000 or 40% over the same period in 1993. The increase is due to an increase in depreciation due to the acquisition of facilities in 1993 and 1994 and increased interest expense in connection with the issuance of $65,000,000 of convertible debentures in November 1993 and increased levels of bank borrowings and higher interest rates in 1994. This increase was partially offset by a decrease in interest expense in connection with the conversion of a portion of the Company's senior subordinated convertible debentures during the last twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 1994, the Company acquired twelve long-term health care facilities and three assisted living facilities in nine separate transactions for an aggregate purchase price of approximately $58,990,000. Additionally, the Company provided three mortgage loans secured by seven long-term health care facilities and one assisted living facility in an aggregate amount of $25,450,000. Such acquisitions and mortgages were funded by bank borrowings.

        On April 28, 1994, the Company amended the terms of its bank line of credit to increase the amount of the line of credit from $70,000,000 to $100,000,000 and to extend its maturity to March 31, 1997. At September 30, 1994, the Company had $25,400,000 available under such bank line of credit. Additionally, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $100,000,000 in aggregate principal amount of medium term notes and (b) up to $135,000,000 of securities including debt, convertible debt, common and preferred stock.

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



                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

             3.      Articles of Incorporation and Bylaws.
             3.1 Bylaws of the Company as amended and restated October 28, 1994.

         (b)  Reports on Form 8-K

                     No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 1994.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 1994



                                   NATIONWIDE HEALTH PROPERTIES, INC.

                                     By         Mark L. Desmond
                                        ------------------------------
                                                Mark L. Desmond
                                         Vice President and Treasurer
                                         (Principal Financial Officer)