Form 10-K
period 1994-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1995-02-08
CIK 780053

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____________________ to _____________________
    Commission file number 1-9028

                       NATIONWIDE HEALTH PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                 95-3997619
       (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

       4675 MACARTHUR COURT, SUITE 1170                        92660
          NEWPORT BEACH, CALIFORNIA                         (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE
                   OFFICES)

Registrant's telephone number, including area code: (714) 251-1211

Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
                   TITLE OF EACH CLASS                    ON WHICH REGISTERED
                   -------------------                  -----------------------
   Common Stock, $.10 Par Value                         New York Stock Exchange
   8.9% Senior Subordinated Convertible Debentures Due
    2001                                                New York Stock Exchange
   6.25% Convertible Debentures Due 1999                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -   --

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

  The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $694,801,000 as of January 31, 1995.

                                   18,254,389
     (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 31, 1995)

  Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985 (the "Company"), is a real estate investment trust ("REIT") which invests primarily in health care related facilities and provides financing to health care providers. As of December 31, 1994, the Company had investments in 180 facilities located in 29 states. The facilities include 174 long-term health care facilities, four assisted living facilities and two rehabilitation hospitals.

  As of December 31, 1994, the Company had direct ownership of 139 long-term health care facilities, three assisted living facilities and two rehabilitation hospitals (the "Properties"). All of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases, to 32 health care providers (the "Lessees") including Beverly Enterprises, Inc. ("Beverly"), Sun Healthcare Group, Horizon Healthcare, Living Centers of America, GranCare, Continental Medical Systems, Integrated Health Services and NovaCare, Inc. Of the Lessees, only Beverly is expected to account for more than 10% of the Company's revenue.

  The Leases have initial terms ranging from 10 to 14 years, and most of the Leases have eight five-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Most Leases contain cross collateralization and cross default provisions tied to other Leases with the same Lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and leases covering 73 facilities are backed by irrevocable letters of credit or security deposits which cover from 1 to 13 months of monthly minimum rents. Under the terms of the Leases, the Lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of December 31, 1994, the Company held 22 mortgage loans secured by 35 long-term health care facilities and one assisted living facility. Such loans had a net book value of approximately $105,824,000 at December 31, 1994. The mortgage loans have individual outstanding principal balances ranging from approximately $953,000 to $13,199,000 and have maturities ranging from 1995 to 2024.

  During 1994, the Company acquired 12 long-term health care facilities and three assisted living facilities for an aggregate purchase price of approximately $58,990,000. Additionally, the Company provided four mortgage loans, secured by eight long-term health care facilities and one assisted living facility in an aggregate amount of approximately $27,456,000.

  The Company anticipates providing lease or mortgage financing for health care facilities to qualified operators and acquiring additional health care related facilities, including long-term health care facilities, acute care and rehabilitation hospitals. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness.

TAXATION OF THE COMPANY

  The Company believes that it has operated in such a manner as to qualify for taxation as a "real estate investment trust" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ending December 31, 1985, and the Company intends to continue to operate in such a manner. If the Company qualifies for taxation as a real estate investment trust, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (e.g. at the corporate and stockholder levels) that generally results from investment in stock of a corporation.

PROPERTIES

  Of the 180 facilities in which the Company has investments, the Company has direct ownership of 139 long-term health care facilities, three assisted living facilities and two rehabilitation hospitals. The properties are leased to other parties under terms which require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

 Long-Term Health Care Facilities

  Long-term health care facilities provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high-technology, care-intensive, high-cost setting of an acute-care or rehabilitative hospital. Treatment programs include physical, occupational, speech, respiratory and other therapeutic programs, including sub-acute clinical protocols such as wound care and intravenous drug treatment.

 Assisted Living Facilities

  Assisted living facilities provide services to aid in everyday living, such as bathing, routine or special meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the residents are often met within the Company's assisted living facilities by home health providers, close coordination with the individual's physician and skilled nursing facilities. Assisted living facilities are increasingly successful as lower cost, less institutional alternatives to the health problems of the elderly or medically frail.

 Rehabilitation Hospitals

  Rehabilitation hospitals provide inpatient and outpatient medical care to patients requiring high intensity physical, respiratory, neurological, orthopedic and other treatment protocols and for intermediate periods in their recovery. These programs are often the most effective in treating severe skeletal or neurological injuries and traumatic diseases such as stroke or acute arthritis.

  The following table sets forth certain information regarding the Company's owned facilities as of December 31, 1994.

                                 NUMBER   NUMBER            ANNUAL     1994
                                   OF       OF              MINIMUM ADDITIONAL
      FACILITY LOCATION        FACILITIES  BEDS  INVESTMENT RENT(1)  RENT(1)
      -----------------        ---------- ------ ---------- ------- ----------
LONG-TERM HEALTH CARE FACILI-
 TIES:
 Arizona......................      3        512  $ 14,463  $ 1,718   $  279
 Arkansas.....................      2        397     5,982      666      353
 California...................     10      1,207    34,203    3,940      431
 Colorado.....................      1        109     3,114      307      --
 Connecticut..................      5        668    14,726    1,486      482
 Florida......................      7      1,057    22,926    2,494    1,048
 Georgia......................      1        106     7,173      850      --
 Idaho........................      1         64       792       81        4
 Illinois.....................      2        222     5,549      701      143
 Indiana......................      7      1,027    27,085    3,136      688
 Kansas.......................      8        644    11,812    1,183      149
 Maryland.....................      4        740    22,055    2,634      753
 Massachusetts................      8        859    29,589    3,238      268
 Minnesota....................      9      1,196    29,629    3,621      948
 Missouri.....................      1        108     2,740      337       73
 Nevada.......................      1        140     4,034      480       52
 New Jersey...................      1        180     6,809      749      128
 North Carolina...............      1        150     2,360      294      146
 Ohio.........................      6        811    29,537    2,740      426
 Oklahoma.....................      3        253     3,939      404      112
 Oregon.......................      4        356     6,760      833      236
 South Dakota.................      1        107     1,840      227      215
 Tennessee....................      8        851    23,142    2,420      --
 Texas........................     26      3,029    55,607    6,101      997
 Virginia.....................      4        613    18,568    2,291      504
 Washington...................      5        506    18,522    1,903      202
 Wisconsin....................     10      1,077    22,410    2,439      912
                                  ---     ------  --------  -------   ------
   Subtotal...................    139     16,989  $425,366  $47,273   $9,549
                                  ---     ------  --------  -------   ------
ASSISTED LIVING FACILITIES:
 California...................      1        180     7,830      734      --
 Oklahoma.....................      1        113     4,289      407      --
 Texas........................      1        100     3,807      360      --
                                  ---     ------  --------  -------   ------
   Subtotal...................      3        393    15,926    1,501      --
                                  ---     ------  --------  -------   ------
REHABILITATION HOSPITALS:
 Arizona......................      2        116    16,826    1,770      163
                                  ---     ------  --------  -------   ------
   Subtotal...................      2        116    16,826    1,770      163
                                  ===     ======  ========  =======   ======
TOTAL OWNED FACILITIES            144     17,498  $458,118  $50,544   $9,712
                                  ===     ======  ========  =======   ======

- --------
(1) Annual Minimum Rent (as defined in the Leases) for each of the Company's owned properties. Additional rent, generally contingent upon increases in the facility net patient revenues in excess of a base amount, may also be paid. The 1994 additional rent amounts reflect additional rent accrued in 1994.

  As of December 31, 1994, 48 of the Company's 144 owned facilities were being leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 23 properties operated by such parties. The Company expects that as new facilities are acquired, an increasing percentage of its facilities will be leased to operators unaffiliated with Beverly. For additional financial information regarding Beverly, see Appendix 1 attached as part of this Annual Report on Form 10-K.

COMPETITION

  The Company generally competes with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to, banks and insurance companies, in the acquisition, leasing and financing of health care facilities. The operators of the health care facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

REGULATION

  Payments for health care services provided by the operators of the Company's facilities are received principally from four sources: Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; private funds; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to nursing facilities and the amount of additional rents payable to the Company under the Leases. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients.

  Health care facilities in which the Company invests are also generally subject to state licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need ("CON"), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. The Company cannot predict the impact of regulatory changes with respect to licensure and CON's on the operations of the Company's lessees and mortgagees. CON requirements generally do not apply to assisted living facilities.

EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer of the Company is appointed by its Board of Directors, serves at the pleasure of the Board and holds office until a successor is elected, or until the earliest of death, resignation or removal. There is no "family relationship" between any of the named executive officers or any director of the Company. All information is given as of January 31, 1995.

         NAME               POSITION                                        AGE
         ----               --------                                        ---
Milton J. Brock, Jr...      Chairman of the Board.........................   79
R. Bruce Andrews......      President and Chief Executive Officer.........   54
T. Andrew Stokes......      Vice President of Development.................   46
Gary E. Stark.........      Vice President and General Counsel............   39
Mark L. Desmond.......      Vice President and Treasurer..................   36

  MILTON J. BROCK, JR.--Chairman of the Board of the Company since September 1989 and a director of the Company since its inception. Mr. Brock served as President and Chief Executive Officer of the Company from June 1988 to September 1989. Mr. Brock began his career with M. J. Brock & Sons, Inc., a real estate contractor and developer, in 1940 and he was elected President in 1959, Chairman and Chief Executive Officer in 1973 and Chairman Emeritus upon his retirement in 1985. Mr. Brock was a director of Bank of America REIT (now BRE Properties) from its inception until his retirement in 1985, and had served for 26 years as a director of Hollywood Presbyterian Medical Center.

  R. BRUCE ANDREWS--President and Chief Executive Officer of the Company since September 1989 and a director of the Company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. From 1986 through 1989, Mr. Andrews was engaged in various private investments. Mr. Andrews is also a director of ReadiCare, Inc. and Alexander Haagen Properties, Inc.

  T. ANDREW STOKES--Vice President of Development of the Company since August 1992. From 1984 to 1988, Mr. Stokes served as Vice President, Corporate Development for American Medical International, Inc., a hospital management company. From 1989 until joining the Company, Mr. Stokes was Healthcare Group Director of Houlihan, Lokey, Howard & Zukin, a national financial advisory firm.

  GARY E. STARK--Vice President and General Counsel of the Company since January 1993. From January 1988 to December 1989, Mr. Stark held the position of General Counsel with Care Enterprises, Inc., an operator of nursing facilities, pharmacies and other ancillary health care services, and served as its Corporate Counsel from April 1985 through December 1987. From January 1990 through August 1991, Mr. Stark was engaged in the private practice of law. Mr. Stark served as Vice President of Legal Services of Life Care Centers of America, Inc., an operator and manager of nursing facilities and retirement centers from July 1992 to December 1992 and served as General Counsel from September 1991 to July 1992.

  MARK L. DESMOND--Vice President and Treasurer of the Company since May 1990. Mr. Desmond joined Beverly, an operator of nursing facilities, pharmacies and pharmacy related outlets, in 1986 as Supervisory Senior Accountant, became Manager of Regulatory Reporting in 1987 and Senior Analyst in 1988. In June 1988, Mr. Desmond was elected Controller, Chief Accounting Officer and Assistant Treasurer of the Company.

EMPLOYEES

  As of January 31, 1995, the Company employed nine full-time employees.

ITEM 2. PROPERTIES.

  See Item 1 for details.

ITEM 3. LEGAL PROCEEDINGS.

  There are various legal proceedings pending to which the Company is a party or to which some of its properties are subject arising in the normal course of business. The Company does not believe that the ultimate resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. It has been the Company's policy to declare quarterly dividends to holders of the Company's common stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of the Company's stock from January 1, 1993 to December 31, 1994 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods.


                                                        HIGH    LOW     DIVIDEND
                                                        ----    ----    --------
      1994
       First quarter................................... $42 3/4 $35 1/4  $.6375
       Second quarter..................................  41 3/4  38 1/4   .6500
       Third quarter...................................  39      35 3/8   .6625
       Fourth quarter..................................  38 5/8  31 5/8   .6750
      1993
       First quarter................................... $39     $31 3/8  $.5875
       Second quarter..................................  40      35 1/4   .6000
       Third quarter...................................  41 5/8  37 1/8   .6125
       Fourth quarter..................................  42 1/2  34 1/2   .6250

  As of January 31, 1995 there were approximately 1,300 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected financial data with respect to the Company. Certain of this financial data has been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". Reference is made to Note 3 of Notes to Consolidated Financial Statements for information regarding extraordinary items and to Note 4 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.

                                              YEARS ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1994     1993     1992     1991     1990
                                    -------- -------- -------- -------- --------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Total revenues....................  $ 69,985 $ 60,385 $ 49,945 $ 36,378 $ 31,538
Income before extraordinary items.    44,813   40,996   29,681   21,541   17,108
Net income........................    44,813   38,992   29,681   18,081   17,108
Dividends paid....................    47,751   42,883   33,349   26,245   23,319
PER SHARE DATA:
Income before extraordinary items.  $   2.47 $   2.33 $   2.00 $   1.68 $   1.56
Net income........................      2.47     2.22     2.00     1.41     1.56
Dividends paid....................     2.625    2.425   2.2275     2.06     1.90
BALANCE SHEET DATA:
Investments in real estate, net...  $501,862 $428,473 $380,539 $289,761 $222,573
Total assets......................   513,809  440,165  396,664  305,837  229,947
Bank borrowings...................    80,200    3,800    9,950      --       --
Convertible debentures............    65,000   65,000      --       --       --
Senior subordinated convertible
 debentures.......................     2,690    8,609   44,455   50,000      --
Notes and bonds payable...........    20,520   23,047   32,116   33,124   39,352
Stockholders' equity..............   336,106  332,927  301,895  218,772  189,140
OTHER DATA:
Funds from operations (1).........  $ 57,642 $ 51,395 $ 39,097 $ 29,303 $ 23,700
Weighted average shares outstand-
 ing..............................    18,178   17,594   14,867   12,837   10,956

- --------
(1) Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. Funds from operations is generally defined as income before extraordinary items plus certain non-cash items, primarily depreciation and amortization, less gains on sales of facilities. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  During 1994, the Company acquired 12 long-term health care facilities and three assisted living facilities in nine separate transactions for an aggregate purchase price of $58,990,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases. Additionally, the Company provided mortgages on eight long-term health care facilities and one assisted living facility in an aggregate amount of approximately $27,456,000. The acquisitions and mortgage financing were funded by bank borrowings on the Company's bank line of credit and by cash on hand.

  In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $3,064,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

  Proceeds of approximately $5,960,000 were received in connection with the repayment of three mortgage loans secured by nine long-term health care facilities. Additionally, three mortgage loans were refinanced thereby extending the maturity dates and increasing the loan amounts in an aggregate of approximately $2,633,000.

  During April 1994, the Company amended the terms of its bank line of credit to increase the amount of the line of credit from $70,000,000 to $100,000,000 and to extend its maturity an additional year to March 31, 1997. At December 31, 1994, the Company had $19,800,000 available under such bank line of credit. Additionally, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $100,000,000 in aggregate principal amount of medium term notes and (b) up to $135,000,000 of securities including debt, convertible debt, common and preferred stock.

  The Company anticipates making additional investments in health care related facilities. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company believes it has sufficient liquidity and financing capability to finance future investments as well as repay borrowings at or prior to their maturity.

OPERATING RESULTS

 Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

  Revenues increased $9,600,000, or 16% in 1994 as compared to 1993. The increase was primarily due to increased minimum rent as a result of the addition of 15 facilities in 1994, combined with a full year's minimum rent on facilities acquired in 1993. The increase was also attributable to increased additional rent resulting from increased facility patient revenues and increased interest income due to additional investments in mortgage loans.

  Total expenses increased $5,783,000, or 30% in 1994 as compared to 1993. The increase was primarily due to an increase in interest expense due to the issuance of $65,000,000 of convertible debentures in November 1993 and to increased levels of bank borrowings and higher short-term interest rates in 1994. The increase was partially offset by a decrease in interest expense in connection with the conversion of a portion of the Company's senior subordinated convertible debentures during 1994. Increased expenses were also attributable to increased depreciation as a result of acquisitions during 1994 and 1993.

  The Company expects increased rental revenues due to the addition of facilities to its property base during 1994 and due to increased additional rents under its leases. The Company also expects increased interest income resulting from additional investments in mortgage loans during 1994. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

 Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

  Revenues increased $10,440,000, or 21% in 1993 as compared to 1992. The increase was primarily due to increased minimum rent and interest income as a result of the addition of 19 facilities and five mortgage loans to the Company's portfolio in 1993, combined with a full year's minimum rent and interest income on facilities and mortgage loans acquired in 1992. Revenues also increased due to increased additional rent resulting from increased facility patient revenues and an increase in the number of facilities from which the Company earns additional rent.

  Total expenses decreased $875,000, or 4% in 1993 as compared to 1992. The decrease was primarily due to a decrease in interest expense in connection with the conversion of a substantial portion of the Company's senior subordinated convertible debentures. Of the original issuance of $50,000,000 in aggregate principal amount of debentures in October 1991, $35,846,000 and $5,545,000 of such debentures were converted into shares of the Company common stock in 1993 and 1992, respectively. This decrease was partially offset by increased interest expense due to the issuance of $65,000,000 of convertible debentures in November 1993, increased depreciation as a result of acquisitions during 1993 and 1992 and increased general and administrative expenses.

  The Company recorded an extraordinary charge of $2,004,000 in 1993, representing the write-off of unamortized deferred financing costs and fees associated with the prepayment of a mortgage bond due in the year 2000 secured by 19 of the Company's facilities.

 Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

  Revenues increased $13,567,000, or 37% in 1992 as compared to 1991. The increase was primarily due to increased minimum rent as a result of the acquisition of five facilities during 1992 and 18 facilities during 1991 and increased interest income as a result of the acquisition of 25 mortgage loans during 1992. Revenues also increased due to additional rent resulting from increased facility patient revenues and an increase in the number of facilities from which the Company earns additional rent.

  Total expenses increased $5,427,000, or 37% in 1992 as compared to 1991. The increase was primarily due to increased depreciation as a result of the acquisition of five facilities during 1992 and 18 facilities during 1991 and due to increased interest expense resulting from the issuance of $50,000,000 of senior subordinated convertible debentures in October 1991.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            PAGE
                                                                            ----
      Report of Independent Public Accountants.............................   9
      Consolidated Balance Sheets..........................................  10
      Consolidated Statements of Operations................................  11
      Consolidated Statements of Stockholders' Equity......................  12
      Consolidated Statements of Cash Flows................................  13
      Notes to Consolidated Financial Statements...........................  14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors,
 Nationwide Health Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
January 20, 1995

                       NATIONWIDE HEALTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               DECEMBER 31,
                                                             ------------------
                                                               1994      1993
                                                             --------  --------
                                                              (IN THOUSANDS)
Investments in real estate
  Real estate properties:
    Land.................................................... $ 39,981  $ 33,441
    Buildings and improvements..............................  418,137   361,909
                                                             --------  --------
                                                              458,118   395,350
    Less accumulated depreciation...........................  (62,080)  (50,180)
                                                             --------  --------
                                                              396,038   345,170
  Mortgage loans receivable, net............................  105,824    83,303
                                                             --------  --------
                                                              501,862   428,473
Cash and cash equivalents...................................    3,742     3,627
Receivables.................................................    2,936     2,854
Other assets................................................    5,269     5,211
                                                             --------  --------
                                                             $513,809  $440,165
                                                             ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings............................................. $ 80,200  $  3,800
Convertible debentures......................................   65,000    65,000
Notes and bonds payable.....................................   20,520    23,047
Senior subordinated convertible debentures..................    2,690     8,609
Accounts payable and accrued liabilities....................    9,293     6,782
Commitments and contingencies
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; none issued or outstanding...................
  Common stock $.10 par value; 100,000,000 and 25,000,000
   shares authorized as of December 31, 1994 and 1993,
   respectively; issued and outstanding: 18,238,193 and
   17,979,516 as of December 31, 1994 and 1993,
   respectively.............................................    1,824     1,797
  Capital in excess of par value............................  364,959   358,869
  Cumulative net income.....................................  194,764   149,951
  Cumulative dividends...................................... (225,441) (177,690)
                                                             --------  --------
    Total stockholders' equity..............................  336,106   332,927
                                                             --------  --------
                                                             $513,809  $440,165
                                                             ========  ========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                        1994    1993     1992
                                                       ------- -------  -------
Revenues:
  Minimum rent........................................ $47,805 $40,758  $38,062
  Additional rent.....................................   9,712   8,417    6,241
  Interest and other income...........................  12,468  11,210    5,504
  Gain on sale of facilities..........................     --      --       138
                                                       ------- -------  -------
                                                        69,985  60,385   49,945
Expenses:
  Depreciation and amortization.......................  11,952   9,937    9,142
  Interest............................................   9,921   6,186    8,162
  General and administrative..........................   3,299   3,266    2,960
                                                       ------- -------  -------
                                                        25,172  19,389   20,264
                                                       ------- -------  -------
Income before extraordinary items.....................  44,813  40,996   29,681
Extraordinary charge..................................     --   (2,004)     --
                                                       ------- -------  -------
Net income............................................ $44,813 $38,992  $29,681
                                                       ======= =======  =======
Per share amounts:
  Income before extraordinary items................... $  2.47 $  2.33  $  2.00
                                                       ======= =======  =======
  Net income.......................................... $  2.47 $  2.22  $  2.00
                                                       ======= =======  =======
Weighted average shares outstanding...................  18,178  17,594   14,867
                                                       ======= =======  =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                          COMMON STOCK  CAPITAL IN                            TOTAL
                          ------------- EXCESS OF  CUMULATIVE CUMULATIVE  STOCKHOLDERS'
                          SHARES AMOUNT PAR VALUE  NET INCOME DIVIDENDS      EQUITY
                          ------ ------ ---------- ---------- ----------  -------------
Balances at December 31,
 1991...................  13,238 $1,324  $237,628   $ 81,278  $(101,458)    $218,772
  Issuance of stock.....   3,014    301    80,388        --         --        80,689
  Exercise of stock op-
   tions................      68      7       775        --         --           782
  Conversion of deben-
   tures................     217     22     5,298        --         --         5,320
  Net income............     --     --        --      29,681        --        29,681
  Dividends.............     --     --        --         --     (33,349)     (33,349)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1992...................  16,537  1,654   324,089    110,959   (134,807)     301,895
  Issuance of stock.....      13    --        178        --         --           178
  Exercise of stock op-
   tions................      24      2       289        --         --           291
  Conversion of deben-
   tures................   1,406    141    34,313        --         --        34,454
  Net income............     --     --        --      38,992        --        38,992
  Dividends.............     --     --        --         --     (42,883)     (42,883)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1993...................  17,980  1,797   358,869    149,951   (177,690)     332,927
  Issuance of stock.....      13      3       255        --         --           258
  Exercise of stock op-
   tions................      13      1       149        --         --           150
  Conversion of deben-
   tures................     232     23     5,686        --         --         5,709
  Net income............     --     --        --      44,813        --        44,813
  Dividends.............     --     --        --         --     (47,751)     (47,751)
                          ====== ======  ========   ========  =========     ========
Balances at December 31,
 1994...................  18,238 $1,824  $364,959   $194,764  $(225,441)    $336,106
                          ====== ======  ========   ========  =========     ========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1993      1992
                                                   --------  --------  --------
Cash flows from operating activities:
  Net income.....................................  $ 44,813  $ 38,992  $ 29,681
  Extraordinary charge...........................       --      2,004       --
  Depreciation, amortization and non-cash
   charges.......................................    12,829    10,399     9,554
  Gain on sale of facilities.....................       --        --       (138)
                                                   --------  --------  --------
    Funds from operations........................    57,642    51,395    39,097
  Net increase in other assets and liabilities...      (886)   (1,670)     (890)
                                                   --------  --------  --------
    Net cash provided by operating activities....    56,756    49,725    38,207
Cash flows from investing activities:
  Acquisition of real estate properties..........   (62,768)  (58,353)  (27,858)
  Secured acquisition financing..................       --      1,060       --
  Disposition of real estate properties..........       --      2,650     2,308
  Investment in mortgage loans receivable........   (30,289)  (27,450)  (86,982)
  Principal payments on mortgage loans
   receivable....................................     9,872    25,832    15,813
                                                   --------  --------  --------
    Net cash used in investing activities........   (83,185)  (56,261)  (96,719)
Cash flows from financing activities:
  Bank borrowings................................   126,700    82,000    23,850
  Repayment of bank borrowings...................   (50,300)  (88,150)  (13,900)
  Issuance of common stock.......................       117       291    81,394
  Issuance of convertible debentures.............        --    65,000       --
  Principal payments on notes and bonds payable..    (2,074)  (12,733)   (1,008)
  Dividends paid.................................   (47,751)  (42,883)  (33,349)
  Deferred financing costs.......................      (148)   (2,679)     (150)
  Refund of debt service reserve.................       --      1,036       --
                                                   --------  --------  --------
    Net cash provided by financing activities....    26,544     1,882    56,837
                                                   --------  --------  --------
Increase (decrease) in cash and cash equivalents.       115    (4,654)   (1,675)
Cash and cash equivalents, beginning of period...     3,627     8,281     9,956
                                                   --------  --------  --------
Cash and cash equivalents, end of period.........  $  3,742  $  3,627  $  8,281
                                                   ========  ========  ========
Supplemental schedule of cash flow information:
  Cash paid for interest.........................  $  9,102  $  6,025  $  8,563
                                                   ========  ========  ========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1. ORGANIZATION

  Nationwide Health Properties, Inc. (the "Company") was incorporated on October 14, 1985 in the State of Maryland. The Company operates as a real estate investment trust specializing in investments in health care related properties and as of December 31, 1994 had investments in 180 health care facilities, consisting of 174 long-term health care facilities, four assisted living facilities and two rehabilitation hospitals. At December 31, 1994, the Company owned 139 long-term health care facilities, three assisted living facilities and two rehabilitation hospitals and held 22 mortgage loans secured by 35 long-term health care facilities and one assisted living facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investment in its majority owned and controlled joint venture. All material intercompany accounts and transactions have been eliminated.

 Land, Buildings and Improvements

  The Company records properties at cost and uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years. The Company provides accelerated depreciation on certain of its investments based primarily on an estimation of net realizable value of such investments at the end of the primary lease terms.

 Cash and Cash Equivalents

  Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

 Federal Income Taxes

  The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95% of its real estate investment trust taxable income to its stockholders. Accordingly, the Company will not be subject to Federal income taxes on its income which is distributed to stockholders. Therefore, no provisions for Federal income taxes has been made in the Company's financial statements. The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as ofDecember 31, 1994 is approximately ($7,857,000).

 Revenue Recognition

  Rental income from operating leases is accrued as earned over the life of the lease agreements. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages.

 Net Income Per Share

  Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The effect of common stock options and senior subordinated convertible debentures is immaterial, and the effect of convertible debentures is anti-dilutive.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

 Funds From Operations

  Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. Funds from operations is generally defined as net income plus certain non-cash items, primarily depreciation and amortization, less gains on sales of facilities. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operation does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

  Depreciation and non-cash charges added to net income to arrive at funds from operations is comprised as follows:

                                                           1994    1993    1992
                                                          ------- ------- ------
                                                             (IN THOUSANDS )
      Depreciation and amortization...................... $11,952 $ 9,937 $9,142
      Amortization of deferred financing costs...........     585     284    335
      Restricted stock expense...........................     292     178     77
                                                          ------- ------- ------
                                                          $12,829 $10,399 $9,554
                                                          ======= ======= ======

3. EXTRAORDINARY ITEMS

  The prepayment of a portion of the Company's secured debt during 1993 resulted in an extraordinary charge of $2,004,000, representing the write-off of unamortized deferred financing costs and fees associated with such prepayment.

4. REAL ESTATE PROPERTIES

  All of the Company's owned facilities are leased under "net" leases which are accounted for as operating leases. The leases have initial terms ranging from 10 to 14 years, and most of the leases have eight five-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of minimum rent. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  Minimum future rentals on non-cancelable leases as of December 31, 1994 are as follows:

                                              MINIMUM
            YEAR                              RENTALS
            ----                           --------------
                                           (IN THOUSANDS)
            1995..........................     50,544
            1996..........................     50,544
            1997..........................     50,215
            1998..........................     47,877
            1999..........................     44,065
            2000..........................     30,037
            2001..........................     21,949
            2002..........................     16,261
            2003..........................     13,660
            2004..........................      9,521
            Thereafter....................      5,661

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  During 1994, the Company acquired 12 long-term health care facilities and three assisted living facilities in nine separate transactions for an aggregate purchase price of $58,990,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

  In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $3,064,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

  The following table lists the Company's real estate properties as of December 31, 1994:

                                                                                    NOTES
                                            BUILDINGS                                AND
                         NUMBER OF             AND          TOTAL     ACCUMULATED   BONDS
FACILITY LOCATION        FACILITIES  LAND  IMPROVEMENTS INVESTMENT(1) DEPRECIATION PAYABLE
- -----------------        ---------- ------ ------------ ------------- ------------ -------
                                             (DOLLAR AMOUNTS IN THOUSANDS)
LONG-TERM CARE FACILI-
 TIES:
  Arizona...............      3     $1,634   $12,829       $14,463       $1,735    $6,121
  Arkansas..............      2        209     5,773         5,982        1,388       --
  California............     10      7,753    26,450        34,203        1,974       --
  Colorado..............      1        400     2,714         3,114           68       --
  Connecticut...........      5      1,465    13,261        14,726        2,111       941
  Florida...............      7      2,185    20,741        22,926        3,560       --
  Georgia...............      1        801     6,372         7,173          331       --
  Idaho.................      1         15       777           792          155       --
  Illinois..............      2        157     5,392         5,549          614     3,667
  Indiana...............      7        751    26,334        27,085        3,370     9,021
  Kansas................      8        517    11,295        11,812          989       770
  Maryland..............      4        845    21,210        22,055        5,128       --
  Massachusetts.........      8      3,893    25,696        29,589        2,976       --
  Minnesota.............      9      1,545    28,084        29,629        8,336       --
  Missouri..............      1         51     2,689         2,740          692       --
  Nevada................      1        740     3,294         4,034          268       --
  New Jersey............      1        360     6,449         6,809        1,914       --
  North Carolina........      1        116     2,244         2,360          577       --
  Ohio..................      6      1,316    28,221        29,537        4,111       --
  Oklahoma..............      3         98     3,841         3,939          763       --
  Oregon................      4        435     6,325         6,760        1,627       --
  South Dakota..........      1        200     1,640         1,840          422       --
  Tennessee.............      8      1,040    22,102        23,142          835       --
  Texas.................     26      4,805    50,802        55,607        5,893       --
  Virginia..............      4      1,036    17,532        18,568        4,511       --
  Washington............      5      2,350    16,172        18,522          885       --
  Wisconsin.............     10      1,647    20,763        22,410        4,999       --
                            ---     ------   -------       -------       ------    ------
    Subtotals...........    139     36,364   389,002       425,366       60,232    20,520
                            ---     ------   -------       -------       ------    ------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                     NOTES
                                             BUILDINGS                                AND
                         NUMBER OF              AND          TOTAL     ACCUMULATED   BONDS
FACILITY LOCATION        FACILITIES  LAND   IMPROVEMENTS INVESTMENT(1) DEPRECIATION PAYABLE
- -----------------        ---------- ------- ------------ ------------- ------------ -------
                                             (DOLLAR AMOUNTS IN THOUSANDS)
ASSISTED LIVING FACILI-
 TIES:
  California............      1       1,400      6,430        7,830          107        --
  Oklahoma..............      1         392      3,897        4,289           87        --
  Texas.................      1         308      3,499        3,807           78        --
                            ---     -------   --------     --------      -------    -------
    Subtotals...........      3       2,100     13,826       15,926          272        --
                            ---     -------   --------     --------      -------    -------
REHABILITATION HOSPI-
 TALS:
  Arizona...............      2       1,517     15,309       16,826        1,576        --
                            ---     -------   --------     --------      -------    -------
  Subtotals.............      2       1,517     15,309       16,826        1,576        --
                            ---     -------   --------     --------      -------    -------
TOTAL OWNED FACILITIES      144     $39,981   $418,137     $458,118      $62,080    $20,520
                            ===     =======   ========     ========      =======    =======

- --------
(1) Also represents the approximate aggregate cost for Federal income tax purposes.

  The following table summarizes the changes in real estate properties and accumulated depreciation during 1994, 1993 and 1992:

                                                        REAL ESTATE ACCUMULATED
                                                        PROPERTIES  DEPRECIATION
                                                        ----------- ------------
                                                             (IN THOUSANDS)
      Balances at December 31, 1991....................  $323,428     $33,667
        Additions......................................    29,782       9,100
        Sales..........................................    (9,148)     (1,321)
                                                         --------     -------
      Balance at December 31, 1992.....................   344,062      41,446
        Additions......................................    58,353       9,904
        Sales..........................................    (7,065)     (1,170)
                                                         --------     -------
      Balance at December 31, 1993.....................   395,350      50,180
        Additions......................................    62,768      11,900
        Sales..........................................       --          --
                                                         --------     -------
      Balance at December 31, 1994.....................  $458,118     $62,080
                                                         ========     =======

  The average age of the Company's facilities is approximately 25 years. The Company acquired 28 of its facilities on December 30, 1985, 32 facilities during 1986, 10 facilities during 1987, 5 facilities during 1988, 12 facilities during 1990, 18 facilities during 1991, 5 facilities during 1992, 19 facilities during 1993 and 15 facilities during 1994.

5. MORTGAGE LOANS RECEIVABLE

  At December 31, 1994, the Company had 22 mortgage loans receivable secured by 35 long-term health care facilities and one assisted living facility. The loans have an aggregate principal balance of approximately $114,974,000 and are reflected in the Company's financial statements net of an aggregate discount of approximately $9,150,000. The principal balances of mortgage loans receivable as of December 31, 1994 mature approximately as follows: $14,674,000 in 1995, $4,212,000 in 1996, $2,847,000 in 1997, $6,908,000 in 1998, $1,586,000 in 1999,
and $84,747,000 thereafter.

  During 1994, the Company provided four mortgage loans, secured by eight long-term health care facilities and one assisted living facility in an aggregate amount of approximately $27,456,000. The estimated

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

fair market value of the Company's mortgage loans receivable at December 31, 1994 is approximately $109,516,000. Fair market values are based on the estimates of management and on rates currently prevailing for comparable loans.

  The following table lists the Company's mortgage loans receivable at December 31, 1994:

                                                                 ORIGINAL
                                              FINAL   ESTIMATED    FACE      CARRYING
                         NUMBER OF  INTEREST MATURITY  BALLOON   AMOUNT OF  AMOUNT OF
LOCATION OF FACILITIES   FACILITIES   RATE     DATE   PAYMENT(1) MORTGAGES MORTGAGES(2)
- ----------------------   ---------- -------- -------- ---------- --------- ------------
                                             (DOLLARS IN THOUSANDS)
LONG-TERM HEALTH CARE
 FACILITIES:
  Arkansas..............      3      10.00%   12/06    $ 4,946   $  5,500    $  4,982
  California............      1       6.79%   05/98      3,180      3,600       2,784
  California............      1       6.79%   05/98      2,164      2,425       1,888
  California............      3       9.50%   03/09      7,600     12,000      11,124
  Florida...............      1       9.95%   07/03        --       4,400       1,808
  Illinois..............      1       9.00%   01/24        --       9,500       7,449
  Indiana...............      1       9.95%   07/03        --         785       1,016
  Kansas................      1       8.23%   05/97      1,299      1,550       1,201
  Maryland..............      1      10.90%   06/03      5,147      6,900       6,568
  Massachusetts.........      1       8.75%   02/24        --       9,000       6,818
  Michigan..............      3      11.40%   12/06      6,794      7,817       7,202
  Michigan..............      2      10.40%   06/03      2,504      3,000       2,890
  Michigan..............      1      10.00%   01/05      1,501      1,800       1,800
  New Mexico............      1       6.79%   02/96      2,717      2,880       2,583
  Texas.................      1       9.88%   01/04        624      1,460         986
  Texas.................      2      11.34%   01/95      2,297      2,519       2,297
  Texas.................      3      10.75%   06/03      4,121      4,700       4,098
  Texas.................      1       8.43%   08/95        954      2,825         953
  Virginia..............      1      10.50%   04/13     10,176     13,250      13,199
  Washington............      4      11.00%   10/19        112      6,000       5,993
  Wisconsin.............      2       9.22%   03/95      9,860     12,000       9,801
                            ---                        -------   --------    --------
    Subtotals...........     35                        $65,996   $113,911    $ 97,440
                            ---                        -------   --------    --------
ASSISTED LIVING FACILI-
 TIES:
  Oklahoma..............      1       9.55%   03/24        --       8,250       8,384
                            ---                        -------   --------    --------
    Subtotals...........      1                            --       8,250       8,384
                            ---                        -------   --------    --------
      Total.............     36                        $65,996   $122,161    $105,824
                            ===                        =======   ========    ========

- --------
(1) Most loans require monthly principal and interest payments at level amounts over life to maturity. Some loans are adjustable rate mortgages with varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Two of the loans have decreasing principal and interest payments over the life of the loans. Most loans require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield the Company would have been earned if prepayment had not occurred. One loan has a provision that no prepayments are acceptable.

(2) The aggregate cost for federal income tax purposes is approximately $110,803,000.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

  The following table summarizes the changes in mortgage loans receivable during 1994 and 1993:

                                                                1994     1993
                                                              --------  -------
                                                               (IN THOUSANDS)
      Balance at January 1,.................................. $ 83,303  $77,923
        New mortgage loans...................................   30,289   30,133
        Accretion of discount on loans.......................    2,104    1,079
        Collection of principal..............................   (9,872) (25,832)
                                                              --------  -------
      Balance at December 31,................................ $105,824  $83,303
                                                              ========  =======

6. BANK BORROWINGS

  The Company has a $100,000,000 unsecured credit agreement with certain banks. The terms of the bank line of credit were amended in April 1994 to increase the amount of the line of credit from $70,000,000 and to extend its maturity an additional year to March 31, 1997. At the option of the Company borrowings under the agreement bear interest at prime or LIBOR plus 1.25%. The Company pays a facility fee of one-fourth of 1% per annum on the total commitment under the agreement.

  Under covenants contained in the credit agreement, the Company is required to maintain (i) a minimum net worth of $302,173,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.0 to 1.0; and (iii) a ratio of total liabilities to net worth of not more than 0.8 to 1.0.

  The weighted average borrowings outstanding under the Company's credit agreements during 1994, 1993 and 1992 were approximately $40,938,000, $11,630,000 and $3,282,000, respectively. Maximum amounts outstanding at the end of the months during 1994, 1993 and 1992 were $80,200,000, $19,100,000 and
$9,950,000, respectively. The weighted average interest rates during 1994, 1993 and 1992 were approximately 6.3%, 4.9% and 5.9%, respectively. The weighted average interest rates at December 31, 1994, 1993 and 1992 were approximately 7.5%, 6.0% and 5.6%, respectively.

7. NOTES AND BONDS PAYABLE

  Notes and bonds payable are due through the year 2006, at interest rates ranging from 6.8% to 10.5% and are secured by real estate properties with an aggregate net book value as of December 31, 1994 of approximately $30,762,000.

  The principal balances of the notes and bonds payable as of December 31, 1994 mature approximately as follows: $6,310,000 in 1995, $12,417,000 in 1996, $114,000 in 1997, 1998, and 1999, and $1,451,000 thereafter.

  The estimated fair market value of the Company's notes and bonds payable at December 31, 1994 is approximately $20,291,000. Fair market values are based on the estimates of management and on rates currently prevailing for comparable loans.

8. CONVERTIBLE DEBENTURES

  During November 1993, the Company issued $65,000,000 of 6.25% convertible debentures due January 1, 1999. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $44.825 per share. As of December 31, 1994, no debentures have been converted. The estimated fair market value of the Company's convertible debentures at December 31, 1994 is approximately $59,800,000. Fair market value is based on the market price of the convertible debentures at December 31, 1994.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

9. SENIOR SUBORDINATED CONVERTIBLE DEBENTURES

  During 1991, the Company issued $50,000,000 of 8.9% senior subordinated convertible debentures due July 1, 2001. The debentures are convertible into common stock of the Company at a conversion price of $25.50 per share of common stock. The debentures are redeemable by the Company in whole or in part at par plus accrued interest on any date subsequent to October 29, 1992. During 1994, 1993 and 1992, $5,919,000, $35,846,000 and $5,545,000, respectively, of such debentures converted into 232,106, 1,405,706 and 217,449 shares of common stock, respectively. The estimated fair market value of the Company's senior subordinated convertible debentures at December 31, 1994 is approximately $3,771,000. Fair market value is based on market price at December 31, 1994 of the number of shares of the Company's common stock into which the debentures are convertible.

10. STOCK INCENTIVE PLAN

  Under the terms of a stock incentive plan (the "Plan"), the Company has reserved for issuance 400,000 shares of common stock. Directors, officers and employees of the Company are eligible to participate in the Plan. The following is a summary of stock options granted, exercised and canceled, and restricted stock awarded:

                                                                      RESTRICTED
                                                                        STOCK
                                                    STOCK OPTIONS       AWARDS
                                                --------------------- ----------
                                                NUMBER
                                                  OF      EXERCISE    NUMBER OF
                                                SHARES      PRICE       SHARES
                                                ------- ------------- ----------
      Outstanding at December 31, 1991......... 117,000 $11.25-$17.50      --
      Granted
        1992...................................     --            --    13,700
        1993...................................     --            --    13,750
        1994...................................     --            --    14,200
      Canceled
        1992...................................     --            --       --
        1993...................................   9,000         17.50      800
        1994...................................     --            --       --
      Exercised/Restrictions Lapsed
        1992...................................  67,816   11.25-17.50      --
        1993...................................  24,184         11.25      200
        1994...................................  13,400         11.25      --
      Outstanding at December 31, 1994.........   2,600        $11.25   40,650

  Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third for non-management directors of the Company and one-fifth for all other grant recipients. Stock options covering 2,600 shares were exercisable at December 31, 1994.

  The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 1994, 1993 and 1992 related to restricted stock awards was approximately $292,000, $178,000 and $77,000, respectively.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

11. PENSION PLAN

  During 1991, the Company adopted an unfunded benefit pension plan covering the current non-employee members of its board of directors upon completion of five years of service on the board. The benefits, limited to the number of years of service on the board, are based upon the then current annual retainer in effect.

  The following tables set forth the amounts recognized in the Company's financial statements:

                                                    12/31/94  12/31/93
                                                    --------  --------
   Actuarial present value of benefit obligations:
   Vested benefit obligation....................... $493,000  $460,000
                                                    ========  ========
   Accumulated benefit obligation.................. $504,000  $460,000
                                                    ========  ========
   Projected benefit obligation.................... $561,000  $521,000
   Unrecognized prior service cost.................  183,000   211,000
   Unrecognized net (gain) or loss.................  (20,000)   40,000
                                                    --------  --------
   Accrued pension cost............................ $398,000  $270,000
                                                    ========  ========

   Net pension cost for the year included the following components:

                                                      1994      1993     1992
                                                    --------  -------- --------
   Current service cost............................ $ 62,000  $ 56,000 $ 52,000
   Interest cost...................................   38,000    33,000   27,000
   Amortization of prior service cost..............   27,000    27,000   27,000
                                                    --------  -------- --------
   Net periodic pension cost....................... $127,000  $116,000 $106,000
                                                    ========  ======== ========

  Discount rates of 8.5% and 7.25% in 1994 and 1993, respectively and a 5.0% increase in the annual retainer every other year were used in determining the actuarial present value of the projected benefit obligation.

12. TRANSACTIONS WITH BEVERLY ENTERPRISES, INC.

  As of December 31, 1994, 48 of the owned facilities are leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 23 properties operated by such parties.

  Revenues from Beverly were approximately $22,776,000, $24,323,000, and $23,229,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

  One of the directors of the Company is also an officer and director of Beverly.

13. DIVIDENDS

  Dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                                          1994    1993    1992
                                                         ------- ------- -------
      Ordinary income................................... $2.5275 $2.2475 $2.1625
      Capital gain......................................   .0975   .1775   .0450
      Return of capital.................................     --      --    .0200
                                                         ------- ------- -------
        Total dividends paid............................ $2.6250 $2.4250 $2.2275
                                                         ======= ======= =======

                       NATIONWIDE HEALTH PROPERTIES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               THREE MONTHS ENDED,
                                  ---------------------------------------------
                                  MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                  --------- -------- ------------- ------------
                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   1994:
     Revenues....................  $16,500  $17,380     $17,875      $18,230
     Net income..................   10,944   11,208      11,371       11,290
     Net income per share........      .60      .62         .62          .62
     Dividends per share.........    .6375      .65       .6625         .675
   1993:
     Revenues....................  $14,425  $14,728     $15,236      $15,996
     Income before extraordinary
      items......................    9,634   10,065      10,608       10,689
     Net income..................    9,634   10,065      10,608        8,685
     Income per share before
      extraordinary items........      .56      .58         .59          .60
     Net income per share........      .56      .58         .59          .48
     Dividends per share.........    .5875      .60       .6125         .625

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 1995, filed or to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 1995, filed or to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 1995, filed or to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 1995, filed or to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements.
      Report of Independent Public Accountants
      Consolidated Balance Sheets at December 31, 1994 and 1993
      Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992
      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992
      Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992
      Notes to Consolidated Financial Statements

  Note: Schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

  (b) Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1994

  (c) Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
    3.       Articles of Incorporation and Bylaws
    3.1(a)   Restated Articles of Incorporation, filed as Exhibit 3.1 to the
             Company's Registration Statement on Form S-11 (No. 33-1128),
             effective December 19, 1985, and incorporated herein by this reference.
    3.1(b)   Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1 to the
             Company's Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.
    3.1(c)   Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(c) to the
             Company's Registration Statement on Form S-11 (No. 33-32251),
             effective January 23, 1990, and incorporated herein by this reference.
    3.1(d)   Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company.
    3.2(a)   Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30,
             1986, and incorporated herein by this reference.
    3.2(b)   Amendment to Amended and Restated Bylaws of the Company, filed as
             Exhibit 3.2(b) to the Company's Form 10-K for the year ended
             December 31, 1990, and incorporated herein by this reference.
    3.2(c)   Bylaws of the Company as amended and restated October 28, 1994, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by this
             reference.
    4.       Instruments Defining Rights of Security Holders, Including
             Indentures
    4.1      Indenture dated October 29, 1991 providing for the issuance of
             $50,000,000 8.9% Senior Subordinated Convertible Debentures due
             2001 by Nationwide Health Properties, Inc. filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (No.33-432265)
             effective October 24, 1991, and incorporated herein by this reference.
    4.2      Indenture dated as of November 16, 1992, between Nationwide Health
             Properties, Inc., Issuer to The Chase Manhattan Bank (National
             Association), Trustee, filed as Exhibit 4.1 to the Company's Form
             S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.
    4.3      Indenture dated as of June 30, 1993, between the Company and First
             Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-64798),
             effective July 12, 1993, and incorporated herein by this reference.
    4.4      First Supplemental Indenture dated November 15, 1993, between the
             Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company's Form 8-K dated November 15, 1993, and incorporated by reference herein.
   10.0      Material Contracts
   10.1      Master Lease Document--General Terms and Conditions dated December
             30, 1985, for Leases between various subsidiaries of Beverly as
             Lessees and the Company as Lessor, filed as Exhibit 10.3 to the
             Company's Form 10-K for the year ended December 31, 1985, and incorporated herein by this reference.
   10.2      Guaranty by and between the Company and Beverly filed as Exhibit
             10.7 to the Company's Registration Statement on Form S-11 (No. 33-
             1128), effective December 19, 1985, and incorporated herein by this reference.
   10.3      Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of August 1, 1986, of
             Beverly as Guarantor in favor of the Company filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
   10.4      Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of November 1, 1986, of Beverly as Guarantor in favor of the Company filed as Exhibit
             10.4 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.
   10.5      Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases, dated as of July 31, 1987, of Beverly as Guarantor in favor of the Company filed as Exhibit 10.5 to the Company's Registration
             Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.
   10.6      Indemnity Agreements dated August 18, 1989 with directors of the
             Company, including directors David Banks, Milton Brock, Jr., Sam
             Brooks, Jr., Robert Finch and Charles Miller, and officers Mark L.
             Desmond and Don Pearson, and Indemnity Agreement dated
             September 18, 1989 with R. Bruce Andrews, President, Chief
             Executive Officer and Director, filed as Exhibit 10.1 to the
             Company's Form 10-Q for the quarter ended September 30, 1989, and incorporated herein by this reference.
   10.6(a)   Indemnity Agreement dated as of January 18, 1993 by and between
             Nationwide Health Properties, Inc. and Gary E. Stark, Vice
             President, General Counsel and Officer of the Company filed as
             Exhibit 10.7(a) to the Company's Form 10-K for the year ended
             December 31, 1993, and incorporated herein by this reference.
   10.6(b)   Indemnity Agreement dated as of July 24, 1992 by and between
             Nationwide Health Properties, Inc. and T. Andrew Stokes, Vice
             President of Development and Officer of the Company, filed as
             Exhibit 10.7(b) to the Company's Form 10-K for the year ended
             December 31, 1992, and incorporated herein by this reference.
   10.7      1989 Stock Option Plan of the Company as Amended and Restated
             January 24, 1992 filed as Exhibit 10.8(a) to the Company's Form
             10-K, and incorporated herein by this reference.
   10.8      The Company's Retirement Plan for Directors effective July 26,
             1991 filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
   10.9      Deferred Compensation Plan of the Company effective September 1,
             1991 filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
   10.10     Commercial and Multi-family Mortgage Loan Sale Agreement dated as of June 5, 1992 by and between Resolution Trust Corporation, as
             Receiver, and Nationwide Health Properties, Inc. filed as Exhibit
             A to the Company's Form 8-K dated May 29, 1992, and incorporated herein by this reference.
   10.11     Credit Agreement dated as of May 20, 1993 between the Company and
             Wells Fargo Bank National Association, National Westminster Bank
             USA, The Daiwa Bank Limited and Sanwa Bank of California filed as
             Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June
             30, 1993, and incorporated herein by this reference.
   10.12     Amendment Number One to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited, and Sanwa
             Bank California filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by this reference.
   21.       Subsidiaries of the Registrant
   23.       Consents of Experts and Counsel
   23.1      Consent of Arthur Andersen LLP

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                           NATIONWIDE HEALTH PROPERTIES, INC.

                                           By:       /s/ R. Bruce Andrews
                                              ---------------------------------
                                                       R. Bruce Andrews
                                                President and Chief Executive
                                                            Officer
Dated: February 7, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
      /s/ Milton J. Brock, Jr.       Chairman and Director          February 7, 1995
- ------------------------------------
        Milton J. Brock, Jr.

        /s/ R. Bruce Andrews         President, Chief Executive     February 7, 1995
- ------------------------------------ Officer and Director
          R. Bruce Andrews           (Principal Executive
                                     Officer)

        /s/ Mark L. Desmond          Vice President and Treasurer   February 7, 1995
- ------------------------------------ (Principal Financial and
          Mark L. Desmond            Accounting Officer)

         /s/ David R. Banks          Director                       February 7, 1995
- ------------------------------------
           David R. Banks

                                     Director                       February   , 1995
- ------------------------------------
           Sam A. Brooks

        /s/ Robert H. Finch          Director                       February 7, 1995
- ------------------------------------
          Robert H. Finch

       /s/ Charles D. Miller         Director                       February 7, 1995
- ------------------------------------
         Charles D. Miller

       /s/ Jack D. Samuelson         Director                       February 7, 1995
- ------------------------------------
         Jack D. Samuelson

                                   APPENDIX 1

                           BEVERLY ENTERPRISES, INC.

  SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF BEVERLY ENTERPRISES, INC. ("BEVERLY") WHICH IS TAKEN FROM BEVERLY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE BEVERLY QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994 AS FILED WITH THE COMMISSION.

  The information and financial data contained herein concerning Beverly was obtained and has been condensed from Beverly's public filings under the Exchange Act. The Beverly financial data presented includes only the most recent interim and fiscal year end reporting periods. The Company can make no representation as to the accuracy and completeness of Beverly's public filings but has no reason not to believe the accuracy and completeness of such filings. It should be noted that Beverly has no duty, contractual or otherwise, to advise the Company of any events subsequent to such dates which might affect the significance or accuracy of such information.

  Beverly is subject to the information filing requirements of the Exchange Act, and in accordance therewith, is obligated to file periodic reports, proxy statements and other information with the Commission relating to its business, financial condition and other matters. Such reports, proxy statements and other information may be inspected at the offices of the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549, and should also be available at the following Regional Offices of the Commission: 7 World Trade Center, New York, N.Y. 10048, and 500 West Madison Street, Suite 1400, Chicago, IL 60661. Such reports and other information concerning Beverly can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, Room 1102, New York, New York 10005.

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                      SEPTEMBER 30,     1993
                                                          1994       (RESTATED)
                                                      ------------- ------------
Total current assets.................................  $  608,151    $  554,248
Property and equipment, net..........................   1,169,140     1,154,478
Total other assets...................................     287,803       292,078
                                                       ----------    ----------
Total assets.........................................  $2,065,094    $2,000,804
                                                       ==========    ==========
Total current liabilities............................  $  379,390    $  399,829
Long-term obligations................................     724,181       706,917
Other liabilities and deferred items.................     150,936       151,196
Total stockholders' equity...........................     810,587       742,862
                                                       ----------    ----------
Total liabilities and stockholders' equity...........  $2,065,094    $2,000,804
                                                       ==========    ==========

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                      NINE MONTHS ENDED      YEARS ENDED
                                        SEPTEMBER 30,       DECEMBER 31,
                                      ----------------- ----------------------
                                            1994           1993        1992
                                      ----------------- ----------  ----------
Revenues.............................    $2,215,236     $2,885,881  $2,611,206
Costs and expenses:
  Operating and Administrative.......     2,016,869      2,647,388   2,395,239
  Interest...........................        43,974         62,413      62,582
  Depreciation and amortization......        68,359         86,127      88,001
  Restructuring costs................           --             --       57,000
                                         ----------     ----------  ----------
                                          2,129,202      2,795,928   2,602,822
                                         ==========     ==========  ==========
Income before provision for income
 taxes, extraordinary charge and
 cumulative effect of change in
 accounting for income taxes.........        86,034         89,953       8,384
Provision for income taxes...........        28,391         29,684       4,203
                                         ----------     ----------  ----------
Income before extraordinary charge
 and cumulative effect of change in
 accounting for income taxes.........        57,643         60,269       4,181
Extraordinary charge, net of income
 taxes...............................           --          (2,345)     (8,835)
Cumulative effect of change in
 accounting for income taxes.........           --             --       (5,454)
                                         ----------     ----------  ----------
Net Income (loss)....................    $   57,643     $   57,924  $  (10,108)
                                         ==========     ==========  ==========
Earnings (loss) per share of common
 stock:
Primary:
  Before redemption premium on series
   A preferred stock, extraordinary
   charge and cumulative effect of
   change in accounting for income
   taxes.............................    $      .59     $      .71  $      .04
  Redemption premium on Series A
   preferred stock...................           --            (.26)         --
  Extraordinary charge...............           --            (.03)       (.12)
  Cumulative effect of change in
   accounting for income taxes.......           --             --         (.07)
                                         ----------     ----------  ----------
Net income (loss) per share..........    $      .59     $      .42  $     (.15)
                                         ==========     ==========  ==========
    Shares used to compute per share
     amounts.........................        98,481         78,807      75,285
                                         ==========     ==========  ==========

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               YEARS ENDED
                                         NINE MONTHS ENDED    DECEMBER 31,
                                           SEPTEMBER 30    --------------------
                                               1994          1993       1992
                                         ----------------- ---------  ---------
Cash flows from operating activities:
  Net income (loss)....................      $ 57,643      $  57,924  $ (10,108)
Adjustments to reconcile net income to
 net cash provided by operating
 activities............................        29,090         72,953    108,674
                                             --------      ---------  ---------
Net cash provided by operating
 activities............................        86,733        130,877     98,566
Net cash used for investing activities.       (98,567)      (145,573)  (123,503)
Net cash provided by financing
 activities............................         4,120         38,872     37,661
                                             --------      ---------  ---------
Net increase (decrease) in cash and
 cash equivalents......................        (7,714)        24,176     12,724
Cash and cash equivalents at beginning
 of period.............................        77,058         49,597     36,873
                                             --------      ---------  ---------
Cash and cash equivalents at end of
 period................................      $ 69,344      $  73,773  $  49,597
                                             ========      =========  =========