Form 10-Q
period 1995-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1995-05-11
CIK 780053

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________________ to __________________
   Commission file number 1-9028


                       NATIONWIDE HEALTH PROPERTIES, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MARYLAND                                            95-3997619
  (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NUMBER)


                       4675 MACARTHUR COURT, SUITE 1170
                       NEWPORT BEACH, CALIFORNIA  92660
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

  Shares of registrant's common stock, $.10 par value, outstanding at April 30, 1995--18,271,379.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                MARCH 31, 1995


                               TABLE OF CONTENTS

                                                                            Page
                                                                           -----
PART I--FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets............................  2

          Condensed Consolidated Statements of Operations..................  3

          Condensed Consolidated Statements of Cash Flows..................  4

          Notes to Condensed Consolidated Financial Statements.............  5



 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................  6


PART II--OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.................................  7

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,    DECEMBER 31,
                                                                         1995         1994
                                                                      -----------   -----------
                                                                      (UNAUDITED)
                                                                        (DOLLARS IN THOUSANDS)
                          ASSETS
Investments in real estate
  Real estate properties:
     Land.........................................................     $  40,506     $  39,981
     Buildings....................................................       429,282       418,137
                                                                       ---------     ---------
                                                                         469,788       458,118
     Less accumulated depreciation................................       (65,252)      (62,080)
                                                                       ---------     ---------
                                                                         404,536       396,038
  Mortgage loans receivable, net..................................       105,839       105,824
                                                                       ---------     ---------
                                                                         510,375       501,862
Cash and cash equivalents.........................................         7,085         3,742
Receivables.......................................................         1,352         2,936
Other assets......................................................         5,868         5,269
                                                                       ---------     ---------
                                                                       $ 524,680     $ 513,809
                                                                       =========     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings...................................................     $  44,000     $  80,200
Senior notes due 2000-2015........................................        46,000             -
Notes and bonds payable...........................................        20,363        20,520
Convertible debentures............................................        65,000        65,000
Senior subordinated convertible debentures........................         2,277         2,690
Accounts payable and accrued liabilities..........................        11,533         9,293
Stockholders' equity:
  Preferred stock $1.00 par value;  5,000,000 shares authorized;
   none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares authorized;
   issued and outstanding:  1995 - 18,271,379, 1994 - 18,238,193..         1,827         1,824
  Capital in excess of par value..................................       365,461       364,959
  Cumulative net income...........................................       206,221       194,764
  Cumulative dividends............................................      (238,002)     (225,441)
                                                                       ---------     ---------
       Total stockholders' equity.................................       335,507       336,106
                                                                       ---------     ---------
                                                                       $ 524,680     $ 513,809
                                                                       =========     =========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              1995       1994
                                                            --------   --------

Revenues:
 Minimum rent............................................    $12,806    $11,156
 Additional rent and additional interest.................      2,816      2,287
 Interest and other income...............................      3,230      3,057
                                                             -------    -------
                                                              18,852     16,500

Expenses:
 Depreciation and non-cash charges.......................      3,287      2,853
 Interest and amortization of deferred financing costs...      3,324      1,920
 General and administrative..............................        784        783
                                                             -------    -------
                                                               7,395      5,556
                                                             -------    -------
Net income...............................................    $11,457    $10,944
                                                             =======    =======

Net income per share.....................................    $  0.63    $  0.60
                                                             =======    =======

Dividends paid per share.................................    $0.6875    $0.6375
                                                             =======    =======

Weighted average shares outstanding......................     18,264     18,099
                                                             =======    =======




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           -------------------------------
                                                             1995                  1994
                                                           ---------             ---------
Cash flow from operating activities:
 Net income.............................................    $ 11,457              $ 10,944
 Depreciation and non-cash charges......................       3,287                 2,853
                                                            --------              --------
   Funds from operations................................      14,744                13,797
 Amortization of deferred financing costs...............         151                   144
 Net decrease in other assets and liabilities...........       2,893                 1,032
                                                            --------              --------
   Net cash provided by operating activities............      17,788                14,973

Cash flow from investing activities:
 Acquisition of real estate properties..................     (11,670)               (8,756)
 Investment in mortgage loans receivable................           -               (20,656)
 Principal payments on mortgage loans receivable........         450                 3,509
                                                            --------              --------
   Net cash used in investing activities................     (11,220)              (25,903)

Cash flow from financing activities:
 Bank borrowings, net...................................     (36,200)               22,100
 Issuance of senior debt................................      46,000                     -
 Dividends paid.........................................     (12,561)              (11,562)
 Other, net.............................................        (464)                 (288)
                                                            --------              --------
   Net cash provided by (used in) financing activities..      (3,225)               10,250
                                                            --------              --------

Increase (decrease) in cash and cash equivalents........       3,343                  (680)
Cash and cash equivalents, beginning of period..........       3,742                 3,627
                                                            --------              --------

Cash and cash equivalents, end of period................    $  7,085              $  2,947
                                                            ========              ========




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 1995
                                   (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results for a full year.

  (ii) Certain amounts in the 1994 financial statements have been reclassified for consistent financial statement presentation.

  (iii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95 percent of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (iv) The Company invests in health care related real estate and, as of March 31, 1995, has investments in 182 facilities, including 174 long-term health care facilities, 6 assisted living facilities and 2 rehabilitation hospitals.

         The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 14 years, and most of the leases have eight five-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Fifty of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (v) In February 1995, the Company acquired two assisted living facilities in two separate transactions for an aggregate purchase price of $11,400,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases. In February and March 1995, the Company issued $46,000,000 in medium-term notes. The notes bear fixed interest at a weighted average rate of 8.62% and matures at a weighted average of 8.6 years.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1995
OPERATING RESULTS

  First Quarter 1995 Compared to First Quarter 1994

  Revenues for the three-months ended March 31, 1995 increased $2,352,000 or 14% over the same period in 1994. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent and additional interest earned under the Company's existing leases and mortgages receivable.

  Total expenses for the three-month period increased $1,839,000 or 33% over the same period in 1994. The increase is primarily due to increased interest expense as a result of increased levels of bank borrowings and higher short-term interest rates in the first quarter of 1995 and due to the issuance of $46,000,000 of medium-term notes in February and March 1995. The increase was also attributable to increased depreciation due to the acquisition of facilities in 1994 and 1995.

  The Company expects increased rental revenues due to the addition of facilities to its property base during 1994 and 1995 and due to increased additional rents under its leases. The Company also expects increased interest income resulting from additional investments in mortgage loans over the last twelve months. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

LIQUIDITY AND CAPITAL RESOURCES

  In February 1995, the Company acquired two assisted living facilities in two separate transactions for an aggregate purchase price of $11,400,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand.

  During the first quarter, the Company issued $46,000,000 in medium-term notes. The notes bear fixed interest at a weighted average interest rate of 8.62% and have a weighted average maturity of 8.6 years. The proceeds were used to repay borrowings on the Company's bank line of credit. At March 31, 1995, the Company had $56,000,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $54,000,000 in aggregate principal amount of medium term notes and (b) up to $135,000,000 of securities including debt, convertible debt, common and preferred stock.

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

                                    PART II

                               OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       (27) Financial Data Schedule


  (b)  Reports on Form 8-K

       The Company filed a report on Form 8-K, dated February 15, 1995, for the purpose of filing (i) the Amended and Restated Distribution Agreement, dated February 15, 1995, among Nationwide Health Properties, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Goldman, Sachs & Co., and (ii) a statement regarding computation of ratios of earnings to fixed charges.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May  , 1995



                                     NATIONWIDE HEALTH PROPERTIES, INC.

                                     By   /s/  Mark L. Desmond
                                          ---------------------------
                                               Mark L. Desmond
                                          Vice President and Treasurer
                                          (Principal Financial Officer)