Form 10-Q
period 1995-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1995-08-04
CIK 780053

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

  For the transition period from                        to
                                 ----------------------   ------------------
  Commission file number 1-9028


                       NATIONWIDE HEALTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

              Maryland                                       95-3997619
(State or other jurisdiction of incorporation             (I.R.S. Employer
          or organization)                             Identification Number)

                        4675 MacArthur Court, Suite 1170
                        Newport Beach, California  92660
                    (Address of principal executive offices)

                                 (714) 251-1211
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                              ------       ------

  Shares of registrant's common stock, $.10 par value, outstanding at July 31, 1995--19,360,269.

================================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 June 30, 1995


                               TABLE OF CONTENTS

Part I--Financial Information

                                                                Page
                                                                ----
  Item 1. Financial Statements
          Condensed Consolidated Balance Sheets................    2
          Condensed Consolidated Statements of Operations......    3
          Condensed Consolidated Statements of Cash Flows......    4
          Notes to Condensed Consolidated Financial
           Statements..........................................    5

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................    7

Part II--Other Information

  Item 4. Submission of Matters to a Vote of Security Holders..    9
  Item 6. Exhibits and Reports on Form 8-K.....................    9

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   June 30,       December 31,
                                                                     1995            1994
                                                                  -----------     -----------
                                                                  (Unaudited)
                                                                     (Dollars in thousands)

Investments in real estate
  Real estate properties:
     Land.........................................................  $  47,696      $  39,981
     Buildings....................................................    460,923        418,137
                                                                     --------      ---------
                                                                      508,619        458,118
     Less accumulated depreciation................................    (67,805)       (62,080)
                                                                     --------      ---------
                                                                      440,814        396,038
  Mortgage loans receivable.......................................    119,485        105,824
                                                                     --------      ---------
                                                                      560,299        501,862
Cash and cash equivalents.........................................      4,906          3,742
Receivables.......................................................      2,391          2,936
Other assets......................................................      6,366          5,269
                                                                     --------      ---------
                                                                    $ 573,962      $ 513,809
                                                                    =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings...................................................  $  47,800      $  80,200
Senior notes due 2000-2015........................................     56,000              -
Notes and bonds payable...........................................     20,054         20,520
Convertible debentures............................................     65,000         65,000
Senior subordinated convertible debentures........................          -          2,690
Accounts payable and accrued liabilities..........................     12,302          9,293
Stockholders' equity:
  Preferred stock $1.00 par value;  5,000,000 shares authorized;
   none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares authorized;
   issued and outstanding:  1995 - 19,360,270, 1994 - 18,238,193..      1,936          1,824
  Capital in excess of par value..................................    403,245        364,959
  Cumulative net income...........................................    218,418        194,764
  Cumulative dividends............................................   (250,793)      (225,441)
                                                                    ---------      ---------
       Total stockholders' equity.................................    372,806        336,106
                                                                    ---------      ---------
                                                                    $ 573,962      $ 513,809
                                                                    =========      =========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)

                                                             Three Months Ended          Six Months Ended
                                                                   June 30,                  June 30,
                                                           -----------------------      --------------------
                                                             1995           1994         1995         1994
                                                           --------        -------      -------      -------
Revenues:
  Minimum rent...........................................   $13,195        $11,706      $26,001      $22,862
  Interest and other income..............................     3,927          3,215        7,157        6,272
  Additional rent and additional interest................     2,843          2,459        5,659        4,746
                                                            -------        -------      -------      -------
                                                             19,965         17,380       38,817       33,880
Expenses:
  Depreciation and non-cash charges......................     3,396          3,001        6,683        5,854
  Interest and amortization of deferred financing costs..     3,564          2,427        6,888        4,347
  General and administrative.............................       808            744        1,592        1,527
                                                            -------        -------      -------      -------
                                                              7,768          6,172       15,163       11,728
                                                            -------        -------      -------      -------
Net income...............................................   $12,197        $11,208      $23,654      $22,152
                                                            =======        =======      =======      =======

Net income per share.....................................   $  0.66        $  0.62      $  1.28      $  1.22
                                                            =======        =======      =======      =======

Dividends paid per share.................................   $  0.70        $  0.65      $1.3875      $1.2875
                                                            =======        =======      =======      =======

Weighted average shares outstanding......................    18,614         18,172       18,440       18,136
                                                            =======        =======      =======      =======




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                    ----------------------
                                                         1995         1994
                                                    ---------    ---------
Cash flow from operating activities:
 Net income.......................................  $  23,654    $  22,152
 Depreciation and non-cash charges................      6,683        5,854
                                                    ---------    ---------
  Funds from operations...........................     30,337       28,006
   Amortization of deferred financing costs.......        314          312
   Net decrease in other assets and liabilities...      1,293        2,611
                                                    ---------    ---------
   Net cash provided by operating activities......     31,944       30,929

Cash flow from investing activities:
 Acquisition of real estate properties............    (53,583)     (42,412)
 Disposition of real estate properties............        586            -
 Investment in mortgage loans receivable..........    (21,450)     (20,656)
 Principal payments on mortgage loans receivable..     10,741        9,004
                                                    ---------    ---------
  Net cash used in investing activities...........    (63,706)     (54,064)

Cash flow from financing activities:
 Bank borrowings, net.............................    (32,400)      48,000
 Issuance of common stock.........................     35,588            -
 Issuance of senior debt..........................     56,000            -
 Dividends paid...................................    (25,352)     (23,374)
 Principal payments on notes and bonds............       (466)      (1,714)
 Other, net.......................................       (444)        (144)
                                                    ---------    ---------
  Net cash provided by financing activities.......     32,926       22,768
                                                    ---------    ---------

Increase (decrease) in cash and cash equivalents..      1,164         (367)
Cash and cash equivalents, beginning of period....      3,742        3,627
                                                    ---------    ---------

Cash and cash equivalents, end of period..........  $   4,906    $   3,260
                                                    ---------    ---------




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1995
                                   (Unaudited)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results for a full year.

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

  (iv) The Company invests in health care related real estate and, as of June 30, 1995, has investments in 191 facilities, including 174 long-term health care facilities, 15 assisted living facilities and 2 rehabilitation hospitals.

  The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 14 years, and most of the leases have eight five-year renewal options.
The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Forty-five of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (v) During the six-month period ended June 30, 1995, the Company acquired 10 assisted living facilities in 10 separate transactions for an aggregate purchase price of approximately $52,600,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

  During the six-month period ended June 30, 1995, the Company provided three mortgage loans secured by two long-term health care facilities and one assisted living facility in the aggregate amount of $21,450,000. In addition, the Company received a principal repayment of approximately $9,800,000 in connection with the maturity of one mortgage loan secured by two long-term health care facilities. The proceeds were used to repay short-term bank borrowings.

  During April 1995, the Company sold two long-term health care facilities to Beverly Enterprises, Inc., the lessee of such facilities, for an aggregate purchase price of $6,250,000. The Company received $625,000 in cash and $5,625,000 in mortgage notes which are secured by the two facilities. The related gain of approximately

$3,864,000 on such sale will be recognized into income on a deferred basis in proportion to the receipt of principal payments on the mortgage loans provided by the Company.

  In the first six months of 1995, the Company issued $56,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 8.5% and have a weighted average maturity of 8.5 years. The proceeds were used to paydown borrowings on the Company's bank line of credit.

  In May 1995, the Company issued a notice of redemption and expiration of conversion privilege in connection with its 8.9% senior subordinated convertible debentures due 2001. Of the $2,277,000 in debentures outstanding at the time of notice, $2,267,000 of debentures were converted into 88,894 shares of the Company's common stock and the remaining $10,000 in debentures were redeemed at par plus accrued interest.

  In June 1995, the Company issued 1,000,000 shares of common stock in a public offering at a price of $37.50 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $35,588,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

  In July 1995, the Company amended the terms of its bank line of credit to, among other things, extend its maturity date to March 31, 1998 and to provide the Company with the option to automatically extend the bank line of credit to a three year maturity with concurrence of the bank group. Additionally, the pricing structure was amended to provide for reduced borrowing costs as the Company's debt ratings are upgraded and to reduce the current pricing from LIBOR plus 125 basis points to LIBOR plus 90 basis points.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1995
Operating Results

  Six Months 1995 Compared to Six Months 1994

  Revenues for the six-months ended June 30, 1995 increased $4,937,000 or 15% over the same period in 1994. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent and additional interest earned under the Company's existing leases and mortgages receivable.

  Total expenses for the six-month period increased $3,435,000 or 29% over the same period in 1994. The increase is primarily due to increased interest expense as a result of increased borrowings and higher short-term interest rates. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

  Second Quarter 1995 Compared to Second Quarter 1994

  Revenues for the three months ended June 30, 1995 increased $2,585,000 or 15% over the same period in 1994. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent and additional interest earned under the Company's existing leases and mortgages receivable.

  Total expenses for the three-months ended June 30, 1995 increased $1,596,000 or 26% over the same period in 1994. The increase is primarily due to increased interest expense as a result of increased borrowings and higher short-term interest rates in the second quarter of 1995 as compared with the second quarter of 1994. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

  The Company expects increased rental revenues due to the addition of facilities to its property base in the last twelve months and due to increased additional rents under its leases. The Company also expects increased interest income resulting from additional investments in mortgage loans over the last twelve months. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

Liquidity and Capital Resources

     During the six-month period ended June 30, 1995, the Company acquired 10 assisted living facilities in 10 separate transactions for an aggregate purchase price of approximately $52,600,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

  During the six-month period ended June 30, 1995, the Company provided three mortgage loans secured by two long-term health care facilities and one assisted living facility in the aggregate amount of $21,450,000. Such mortgages were funded by bank borrowings on the Company's bank line of credit and cash on hand. In addition, the Company received a principal repayment of approximately $9,800,000 in connection with the maturity of one mortgage loan secured by two long-term health care facilities. The proceeds were used to repay short-term bank borrowings.

  During April 1995, the Company sold two long-term health care facilities to Beverly Enterprises, Inc., the lessee of such facilities, for an aggregate purchase price of $6,250,000. The Company received $625,000 in cash and $5,625,000 in mortgage notes which are secured by the two facilities. The related gain of approximately $3,864,000 on such sale will be recognized into income on a deferred basis in proportion to the receipt of principal payments on the mortgage loans provided by the Company.

  In the first six months of 1995, the Company issued $56,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 8.5% and have a weighted average maturity of 8.5 years. The proceeds were used to paydown borrowings on the Company's bank line of credit.

  In May 1995, the Company issued a notice of redemption and expiration of conversion privilege in connection with its 8.9% senior subordinated convertible debentures due 2001. Of the $2,277,000 in debentures outstanding at the time of notice, $2,267,000 of debentures were converted into 88,894 shares of the Company's common stock and the remaining $10,000 in debentures were redeemed at par plus accrued interest.

  In June 1995, the Company issued 1,000,000 shares of common stock in a public offering at a price of $37.50 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $35,588,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

  In July 1995, the Company amended the terms of its bank line of credit to, among other things, extend its maturity date to March 31, 1998 and to provide the Company with the option to automatically extend the bank line of credit to a three year maturity with concurrence of the bank group. Additionally, the pricing structure was amended to provide for reduced borrowing costs as the Company's debt ratings are upgraded and to reduce the current pricing from LIBOR plus 125 basis points to LIBOR plus 90 basis points.

  At June 30, 1995, the Company had $52,200,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $44,000,000 in aggregate principal amount of medium term notes and (b) up to $97,500,000 of securities including debt, convertible debt, common and preferred stock.

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

                                    PART II

                               OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

  The Annual Meeting of Stockholders was held on April 21, 1995 ("Annual Meeting"). At the Annual Meeting, Milton J. Brock, Jr., David R. Banks and Jack
D. Samuelson were re-elected as directors to serve for three-year terms until the 1998 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are Sam A. Brooks, Jr., Robert H. Finch, R. Bruce Andrews and Charles D. Miller.

  Voting at the Annual Meeting was as follows:

                                                                              Abstentions
                                                      Votes        Votes      and broker
              Matter                                 cast for   cast against  non-votes
              ------                                ----------  ------------  ----------
Election of Milton J. Brock, Jr.                    15,245,912        39,408           -
Election of David R. Banks                          15,247,705        37,614           -
Election of Jack D. Samuelson                       15,246,571        38,749           -
Ratification of selection of Arthur Andersen LLP    15,241,973        12,950      30,397

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10.1 Amendment Number Two to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association, National Westminster Bank USA, The Diawa Bank, Limited, and Sanwa Bank California.

              27.    Financial Data Schedule

         (b)  Reports on Form 8-K

              During the three-month period ended June 30, 1995, the Company filed a report on Form 8-K dated May 26, 1995 to file exhibits with respect to the Company's public offering of 1,000,000 shares of common stock in June 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   August 4, 1995



                                     NATIONWIDE HEALTH PROPERTIES, INC.

                                     By
                                        -----------------------------------
                                                 Mark L. Desmond
                                          Vice President and Treasurer
                                          (Principal Financial Officer)