Form 10-Q
period 1995-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1995-11-07
CIK 780053

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to ____________________
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

                                 (714) 251-1211
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes  X      No
                                              ----      ----

    Shares of registrant's common stock, $.10 par value, outstanding at October 31, 1995--19,360,266.

================================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                               SEPTEMBER 30, 1995


                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

                                                                      PAGE
                                                                      ----
Item 1.   Financial Statements
          Condensed Consolidated Balance Sheets.................       2
          Condensed Consolidated Statements of Operations.......       3
          Condensed Consolidated Statements of Cash Flows.......       4
          Notes to Condensed Consolidated Financial Statements..       5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................       7

PART II--OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K......................       9

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                            ASSETS

                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                       1995                     1994
                                                                   --------------        ----------------
                                                                     (UNAUDITED)
                                                                         (DOLLARS IN THOUSANDS)

Investments in real estate
  Real estate properties:
     Land..........................................................   $ 46,896                  $ 39,981
     Buildings.....................................................    454,089                   418,137
                                                                      --------                  --------
                                                                       500,985                   458,118
     Less accumulated depreciation.................................    (70,220)                  (62,080)
                                                                      --------                  --------
                                                                       430,765                   396,038
                                                                      --------                  --------
  Mortgage loans receivable........................................    126,610                   105,824
                                                                      --------                  --------
                                                                       557,375                   501,862
Cash and cash equivalents..........................................      6,039                     3,742
Receivables........................................................      3,411                     2,936
Other assets.......................................................      5,269                     5,269
                                                                     ---------                  --------
                                                                     $ 572,094                  $513,809
                                                                     =========                  ========

               LIABILITIES AND STOCKHOLDERS' EQUITY


Bank borrowings....................................................  $  48,700                $  80,200
Senior notes due 2000-2015.........................................     56,000                       -
Notes and bonds payable............................................     14,190                   20,520
Convertible debentures.............................................     65,000                   65,000
Senior subordinated convertible debentures.........................          -                    2,690
Accounts payable and accrued liabilities...........................     15,301                    9,293
Stockholders' equity:
  Preferred stock $1.00 par value;  5,000,000 shares authorized;
   none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares authorized;
   issued and outstanding:  1995 - 19,360,268, 1994 - 18,238,193...     1,936                     1,824
  Capital in excess of par value...................................   403,245                   364,959
  Cumulative net income............................................   232,308                   194,764
  Cumulative dividends.............................................  (264,586)                 (225,441)
                                                                    ---------                 ---------
       Total stockholders' equity..................................   372,903                   336,106
                                                                    ---------                 ---------
                                                                    $ 572,094                 $ 513,809
                                                                    =========                 =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                               SEPTEMBER 30,          SEPTEMBER 30,
                                                             ------------------     ------------------
                                                               1995      1994         1995       1994
                                                             --------   -------     -------   --------

Revenues:
  Minimum rent............................................    $13,946   $12,349     $39,947    $35,211
  Interest and other income...............................      3,669     2,982      10,826      9,254
  Additional rent and additional interest.................      3,250     2,544       8,909      7,290
  Gain on sale of facilities..............................        989         -         989          -
                                                              -------   -------     -------    -------
                                                               21,854    17,875      60,671     51,755

Expenses:
  Depreciation and non-cash charges.......................      3,563     3,130      10,246      8,984
  Interest and amortization of deferred financing costs...      3,637     2,614      10,525      6,961
  General and administrative..............................        764       760       2,356      2,287
                                                              -------   -------     -------    -------
                                                                7,964     6,504      23,127     18,232
                                                              -------   -------     -------    -------
Net income................................................    $13,890   $11,371     $37,544    $33,523
                                                              =======   =======     =======    =======

Net income per share......................................      $0.72   $  0.62     $  2.00    $  1.85
                                                              =======   =======     =======    =======

Dividends paid per share..................................     $.7125   $ .6625     $  2.10    $  1.95
                                                              =======   =======     =======    =======

Weighted average shares outstanding.......................     19,360    18,209      18,750     18,161
                                                              =======   =======     =======    =======

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         ---------------------
                                                           1995        1994
                                                         ---------   ---------

Cash flow from operating activities:
  Net income..........................................   $ 37,544    $ 33,523
  Depreciation and non-cash charges...................     10,246       8,984
  Gain on sale of facility............................       (989)          -
                                                         --------    --------
     Funds from operations............................     46,801      42,507
       Amortization of deferred financing costs.......        476         438
       Net decrease in other assets and liabilities...      3,789       2,201
                                                         --------    --------
       Net cash provided by operating activities......     51,066      45,146

Cash flow from investing activities:
  Acquisition of real estate properties...............    (54,345)    (61,916)
  Disposition of real estate properties...............      8,940           -
  Investment in mortgage loans receivable.............    (28,680)    (26,656)
  Principal payments on mortgage loans receivable.....     11,265      11,753
                                                         --------    --------
     Net cash used in investing activities............    (62,820)    (76,819)

Cash flow from financing activities:
  Bank borrowings, net................................    (31,500)     70,800
  Issuance of common stock............................     35,494           -
  Issuance of senior debt.............................     56,000           -
  Dividends paid......................................    (39,145)    (35,443)
  Principal payments on notes and bonds...............     (6,330)     (1,907)
  Other, net..........................................       (468)       (148)
                                                         --------    --------
     Net cash provided by financing activities........     14,051      33,302
                                                         --------    --------

Increase in cash and cash equivalents.................      2,297       1,629
Cash and cash equivalents, beginning of period........      3,742       3,627
                                                         --------    --------

Cash and cash equivalents, end of period..............   $  6,039    $  5,256
                                                         ========    ========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1995
                                   (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results for a full year.

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

  (iv) The Company invests in health care related real estate and, as of September 30, 1995, had investments in 192 facilities, including 173 long-term health care facilities, 17 assisted living facilities and 2 rehabilitation hospitals.

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

  (v) During the nine-month period ended September 30, 1995, the Company acquired 10 assisted living facilities in 10 separate transactions for an aggregate purchase price of approximately $52,600,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

  During the nine-month period ended September 30, 1995, the Company provided four mortgage loans secured by two long-term health care facilities and three assisted living facilities in the aggregate amount of $28,680,000. In addition, the Company received a principal repayment of approximately $9,800,000 in connection with the maturity of one mortgage loan secured by two long-term health care facilities. The proceeds were used to repay bank borrowings.

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

  During the first six months of 1995, the Company issued $56,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 8.5% and have a weighted average maturity of 8.5 years. The proceeds were used to paydown borrowings on the Company's bank line of credit.

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

  In June 1995, the Company issued 1,000,000 shares of common stock in a public offering at a price of $37.50 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $35,484,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

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

  During September 1995, the Company sold one long-term health care facility to the lessee of such facility pursuant to a purchase option in the facilitiy's lease for a purchase price of approximately $8,344,000. The gain on such sale is approximately $989,000. The Company received cash of approximately $8,344,000 of which approximately $4,796,000 was used to repay a mortgage secured by such facility.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1995
OPERATING RESULTS

  Nine Months 1995 Compared to Nine Months 1994

  Revenues for the nine-months ended September 30, 1995 increased $8,916,000 or 17% over the same period in 1994. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent and additional interest earned under the Company's existing leases and mortgages receivable. The increase in total revenues is also attributed to a gain on the sale of one of the Company's facilities.

  Total expenses for the nine-month period increased $4,895,000 or 27% over the same period in 1994. The increase is primarily due to increased interest expense as a result of increased borrowings on the Company's bank line of credit and the issuance of $56,000,000 in medium term notes in the first half of 1995. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

  Third Quarter 1995 Compared to Third Quarter 1994

  Revenues for the three months ended September 30, 1995 increased $3,979,000 or 22% over the same period in 1994. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months and increased additional rent and additional interest earned under the Company's existing leases and mortgages receivable. The increase in total revenues is also attributed to a gain on the sale of one of the Company's facilities.

  Total expenses for the three-months ended September 30, 1995 increased $1,460,000 or 22% over the same period in 1994. The increase is primarily due to increased interest expense as a result of increased levels of borrowing on the Company's bank line of credit and the issuance of $56,000,000 in medium term notes in the first half of 1995. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended September 30, 1995, the Company acquired 10 assisted living facilities in 10 separate transactions for an aggregate purchase price of approximately $52,600,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

  During the nine-month period ended September 30, 1995, the Company provided four mortgage loans secured by two long-term health care facilities and three assisted living facilities in the aggregate amount of

$28,680,000. Such mortgages were funded by bank borrowings on the Company's bank line of credit and cash on hand. In addition, the Company received a principal repayment of approximately $9,800,000 in connection with the maturity of one mortgage loan secured by two long-term health care facilities. The proceeds were used to repay short-term bank borrowings.

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

  During the first six months of 1995, the Company issued $56,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 8.5% and have a weighted average maturity of 8.5 years. The proceeds were used to paydown borrowings on the Company's bank line of credit.

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

  In June 1995, the Company issued 1,000,000 shares of common stock in a public offering at a price of $37.50 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $35,484,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

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

  During September 1995, the Company sold one long-term health care facility to the lessee of such facility pursuant to a purchase option in the facility's lease. The Company received cash of approximately $8,344,000 of which approximately $4,796,000 was used to repay a mortgage secured by such facility for a purchase price of approximately $8,344,000. The gain on such sale is approximately $989,000.

  At September 30, 1995, the Company had $51,300,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $44,000,000 in aggregate principal amount of medium term notes and (b) up to $97,500,000 of securities including debt, convertible debt, common and preferred stock.

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

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       None.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the nine-month period ended September 30, 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 1995


                                    NATIONWIDE HEALTH PROPERTIES, INC.


                                    By  /s/ MARK L. DESMOND
                                        ------------------------------
                                             Mark L. Desmond
                                        Vice President and Treasurer
                                        (Principal Financial Officer)