Form 10-K
period 1995-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1996-02-16
CIK 780053

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS               ON WHICH REGISTERED
             -------------------             -----------------------
      Common Stock, $.10 Par Value           New York Stock Exchange
      6.25% Convertible Debentures Due 1999  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $815,450,000 as of January 31, 1996.
                                  38,726,532
     (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 31, 1996
  AS ADJUSTED TO REFLECT TWO-FOR-ONE STOCK SPLIT TO BE EFFECTIVE ON MARCH 8,
                                     1996)

  Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985 (the "Company"), is a real estate investment trust ("REIT") which invests primarily in health care related facilities and provides financing to health care providers. As of December 31, 1995, the Company had investments in 210 facilities located in 30 states. The facilities include 173 long-term health care facilities, 35 assisted living facilities and two rehabilitation hospitals.

  As of December 31, 1995, the Company had direct ownership of 136 long-term health care facilities, 30 assisted living facilities and two rehabilitation hospitals (the "Properties"). All of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases, to 33 health care providers (the "Lessees") including Beverly Enterprises, Inc. ("Beverly"), ARV Assisted Living, Inc., Sun Healthcare Group, Inc., Horizon/CMS Healthcare Corporation, Living Centers of America, Inc., GranCare, Inc., Integrated Health Services, Inc. and HEALTHSOUTH Corporation. Of the Lessees, only Beverly is expected to account for more than 10% of the Company's revenues in 1996.

  The Leases have initial terms ranging from 10 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Most Leases contain cross collateralization and cross default provisions tied to other Leases with the same Lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and leases covering 99 facilities are backed by irrevocable letters of credit or security deposits which cover from 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the Lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of December 31, 1995, the Company held 28 mortgage loans secured by 37 long-term health care facilities and five assisted living facilities. Such loans had an aggregate outstanding principal balance of approximately $144,232,000 and a net book value of approximately $133,226,000 at December 31, 1995. The mortgage loans have individual outstanding principal balances ranging from approximately $819,000 to $13,141,000 and have maturities ranging from 1996 to 2047.

  During 1995, the Company acquired 27 assisted living facilities for an aggregate purchase price of $141,278,000. Additionally, the Company provided five mortgage loans, secured by two long-term health care facilities and four assisted living facilities in an aggregate amount of $35,237,000.

  The Company anticipates providing lease or mortgage financing for health care facilities to qualified operators and acquiring additional health care related facilities, including long-term health care facilities, assisted living facilities and acute care hospitals. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness.

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

PROPERTIES

  Of the 210 facilities in which the Company has investments, the Company has direct ownership of 136 long-term health care facilities, 30 assisted living facilities and two rehabilitation hospitals. The properties are leased to other parties under terms which require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

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

  The following table sets forth certain information regarding the Company's owned facilities as of December 31, 1995.

                                 NUMBER    NUMBER             ANNUAL     1995
                                   OF     OF BEDS/            MINIMUM ADDITIONAL
      FACILITY LOCATION        FACILITIES UNITS(1) INVESTMENT RENT(2)  RENT(2)
      -----------------        ---------- -------- ---------- ------- ----------
                                            (DOLLARS IN THOUSANDS)
LONG-TERM HEALTH CARE FACILITIES:
  Arizona.....................      2         274   $  6,076  $   789  $   154
  Arkansas....................      2         397      5,982      666      288
  California..................     10       1,207     34,236    3,959      949
  Colorado....................      1         117      3,116      307        5
  Connecticut.................      5         674     14,727    1,486      550
  Florida.....................      7       1,057     22,928    2,494      985
  Georgia.....................      1         163      7,343      867       28
  Idaho.......................      1          64        792       81       43
  Illinois....................      2         222      5,549      701      125
  Indiana.....................      7       1,027     27,085    3,136      644
  Kansas......................      8         644     11,804    1,216      183
  Maryland....................      4         740     22,055    2,634      905
  Massachusetts...............      8         859     29,841    3,238      332
  Minnesota...................      9       1,122     29,629    3,621      946
  Missouri....................      1         108      2,740      337      119
  Nevada......................      1         140      4,034      480       65
  New Jersey..................      1         180      6,809      749      135
  North Carolina..............      1         150      2,360      294      153
  Ohio........................      6         811     29,537    2,740      614
  Oklahoma....................      3         253      3,939      404      108
  Oregon......................      4         356      6,760      833      221
  Tennessee...................      8         883     24,003    2,420       85
  Texas.......................     26       3,009     55,607    6,101    1,439
  Virginia....................      4         613     18,568    2,291      676
  Washington..................      5         506     18,522    1,903      179
  Wisconsin...................      9         970     21,169    2,301      980
                                  ---      ------   --------  -------  -------
    Subtotals.................    136      16,546   $415,211  $46,048  $10,911
                                  ---      ------   --------  -------  -------
ASSISTED LIVING FACILITIES:
  California..................     12       1,580     73,036    7,403        8
  Colorado....................      3         377     18,954    1,877       85
  Florida.....................      2         119      8,106      863      --
  Idaho.......................      1          80      6,025      597      --
  Michigan....................      1         144      7,239      810      --
  Ohio........................      1         121      4,238      479      --
  Oklahoma....................      1         113      4,771      407        7
  Oregon......................      6         462     23,989    2,364      --
  Tennessee...................      1          48      2,901      274      --
  Texas.......................      1         100      4,526      361        7
  Washington..................      1         128      6,055      600      --
                                  ---      ------   --------  -------  -------
    Subtotals.................     30       3,272   $159,840  $16,035  $   107
                                  ---      ------   --------  -------  -------
REHABILITATION HOSPITALS:
  Arizona.....................      2         116     16,826    1,770      214
                                  ---      ------   --------  -------  -------
    Subtotals.................      2         116   $ 16,826  $ 1,770  $   214
                                  ---      ------   --------  -------  -------
TOTAL ALL OWNED FACILITIES        168      19,934   $591,877  $63,853  $11,232
                                  ===      ======   ========  =======  =======

--------

(1) Assisted living facilities are measured in units, all other facilities are measured by bed count.

(2) Annual Minimum Rent (as defined in the Leases) for each of the Company's owned properties. Additional rent, generally contingent upon increases in the facility net patient revenues in excess of a base amount, may also be paid. The 1995 additional rent amounts reflect additional rent accrued in 1995.

  As of December 31, 1995, 45 of the Company's 168 owned facilities were being leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 24 properties operated by such parties. The Company expects that as new facilities are acquired, an increasing percentage of its facilities will be leased to operators unaffiliated with Beverly. For additional financial information regarding Beverly, see Appendix 1 attached as part of this Annual Report on Form 10-K.

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

  Health care facilities in which the Company invests are also generally subject to state licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need ("CON"), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements generally do not apply to assisted living facilities. CON requirements are not uniform throughout the United States and are subject to change. The Company cannot predict the impact of regulatory changes with respect to licensure and CON's on the operations of the Company's lessees and mortgagees.

EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer of the Company is appointed by its Board of Directors, serves at the pleasure of the Board and holds office until a successor is elected, or until the earliest of death, resignation or removal. There is no "family relationship" between any of the named executive officers or any director of the Company. All information is given as of January 31, 1996.

      NAME                                            POSITION              AGE
      ----                                            --------              ---
      Milton J. Brock, Jr. ............  Chairman of the Board............   80
                                         President and Chief Executive
      R. Bruce Andrews.................  Officer..........................   55
      T. Andrew Stokes.................  Senior Vice President of
                                          Corporate Development...........   47
      Mark L. Desmond..................  Senior Vice President and Chief
                                          Financial Officer...............   37
                                         Vice President and General
      Gary E. Stark....................  Counsel..........................   40

  MILTON J. BROCK, JR.--Chairman of the Board of the Company since September 1989 and a director of the Company since its inception. Mr. Brock served as President and Chief Executive Officer of the Company from June 1988 to September 1989. Mr. Brock began his career with M. J. Brock & Sons, Inc., a real estate contractor and developer in 1940 and he was elected President in 1959, Chairman and Chief Executive Officer in 1973 and Chairman Emeritus upon his retirement in 1985. Mr. Brock was a director of Bank of America REIT (now BRE Properties) from its inception until his retirement in 1985, and had served for 26 years as a director of Hollywood Presbyterian Medical Center.

  R. BRUCE ANDREWS--President and Chief Executive Officer of the Company since September 1989 and a director of the Company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. From 1986 through 1989, Mr. Andrews was engaged in various private investments. Mr. Andrews is also a director of Alexander Haagen Properties, Inc. and ARV Assisted Living, Inc.

  T. ANDREW STOKES--Senior Vice President of Corporate Development of the Company since January 1996. Mr. Stokes was Vice President of Development of the Company from August 1992 to December 1995. From 1984 to 1988, Mr. Stokes served as Vice President, Corporate Development for American Medical International, Inc., a hospital management company. From 1989 until joining the Company, Mr. Stokes was Healthcare Group Director of Houlihan, Lokey, Howard & Zukin, a national financial advisory firm.

  MARK L. DESMOND-- Senior Vice President and Chief Financial Officer of the Company since January 1996. Mr. Desmond was Vice President and Treasurer of the Company from May 1990 to December 1995 and Controller, Chief Accounting Officer and Assistant Treasurer of the Company from June 1988 to April 1990. From 1986 until joining the Company, Mr. Desmond held various accounting positions with Beverly, an operator of nursing facilities, pharmacies and pharmacy related outlets.

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

EMPLOYEES

  As of January 31, 1996, the Company employed ten full-time employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. It has been the Company's policy to declare quarterly dividends to holders of the Company's common stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of the Company's common stock from January 1, 1994 to December 31, 1995 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. The figures are restated for the two-for-one stock split effective March 8, 1996.

                                                       HIGH      LOW    DIVIDEND
                                                     -------- --------- --------
      1995
       First quarter................................ $18 3/4  $17 7/16    $.34
       Second quarter...............................  19 1/2   17 13/16    .35
       Third quarter................................  20 9/16  19          .36
       Fourth quarter...............................  21 1/16  19 1/4      .36
      1994
       First quarter................................ $21 3/8  $17 5/8     $.32
       Second quarter...............................  20 7/8   19 1/8      .32
       Third quarter................................  19 1/2   17 11/16    .33
       Fourth quarter...............................  19 5/16  15 13/16    .34

  As of January 31, 1996 there were approximately 1,300 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected financial data with respect to the Company, restated for the two-for-one stock split effective March 8, 1996. Certain of this financial data has been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". Reference is made to Note 3 of Notes to Consolidated Financial Statements for information regarding extraordinary items and to Note 4 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.

                                              YEARS ENDED DECEMBER 31,
                                    --------------------------------------------
                                      1995     1994     1993     1992     1991
                                    -------- -------- -------- -------- --------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
Total revenues....................  $ 82,028 $ 69,985 $ 60,385 $ 49,945 $ 36,378
Income before extraordinary items.    50,371   44,813   40,996   29,681   21,541
Net income........................    50,371   44,813   38,992   29,681   18,081
Dividends paid....................    53,182   47,751   42,883   33,349   26,245
PER SHARE DATA:
Income before extraordinary items.  $   1.33 $   1.23 $   1.17 $   1.00 $    .84
Net income........................      1.33     1.23     1.11     1.00      .70
Dividends paid....................      1.41     1.31     1.21     1.11     1.03
BALANCE SHEET DATA:
Investments in real estate, net...  $652,231 $501,862 $428,473 $380,539 $289,761
Total assets......................   670,111  513,809  440,165  396,664  305,837
Bank borrowings...................    93,900   80,200    3,800    9,950      --
Senior notes due 2000-2015........   100,000      --       --       --       --
Convertible debentures............    65,000   67,690   73,609   44,455   50,000
Notes and bonds payable...........    23,364   20,520   23,047   32,116   33,124
Stockholders' equity..............   371,822  336,106  332,927  301,895  218,772
OTHER DATA:
Funds from operations (1).........  $ 63,267 $ 57,057 $ 51,111 $ 38,762 $ 29,126
Weighted average shares outstand-
 ing..............................    37,808   36,356   35,188   29,734   25,674

--------
(1) Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. Funds from operations is generally defined as income before extraordinary items plus certain non-cash items, primarily depreciation, less gains on sales of facilities. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  During 1995, the Company acquired 27 assisted living facilities in 14 separate transactions for an aggregate purchase price of approximately $141,278,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit, cash on hand and assumed indebtedness of approximately $9,304,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases. Additionally, the Company provided five mortgage loans secured by two long-term health care facilities and four assisted living facilities in the aggregate amount of $35,237,000. Such mortgages were funded by bank borrowings on the Company's bank line of credit and cash on hand. In addition, the Company received a principal repayment of approximately $9,800,000 in connection with the maturity of one mortgage loan secured by two long-term health care facilities. The proceeds were used to repay short-term bank borrowings.

  In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $3,061,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

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

  During 1995, the Company issued $100,000,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average interest rate of 7.8% and have a weighted average maturity of 7.3 years. The proceeds were used to paydown borrowings on the Company's bank line of credit.

  In May 1995, the Company issued a notice of redemption and expiration of conversion privilege in connection with its 8.9% senior subordinated convertible debentures due 2001. Of the $2,277,000 in debentures outstanding at the time of notice, $2,267,000 of debentures were converted into 177,788 shares of the Company's common stock and the remaining $10,000 in debentures were redeemed at par plus accrued interest.

  In June 1995, the Company issued 2,000,000 shares of common stock in a public offering at a price of $18.75 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $35,484,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

  In July 1995, the Company amended the terms of its bank line of credit to, among other things, extend its maturity date to March 31, 1998 and to provide the Company with the option to automatically extend the bank line of credit to a three year maturity with concurrence of the bank group. Additionally, the pricing structure was amended to provide for reduced borrowing costs as the Company's debt ratings are upgraded and to reduce the current pricing from LIBOR plus 125 basis points to LIBOR plus 90 basis points. In January 1996, the maturity date of the Company's bank line of credit was extended to March 31, 1999.

  During September 1995, the Company sold one long-term health care facility to the lessee of such facility pursuant to a purchase option in the facility's lease. The Company received cash of approximately $8,344,000 of which approximately $4,796,000 was used to repay a mortgage secured by such facility and the balance was used to repay bank borrowings. The sale resulted in a gain of approximately $989,000.

  At December 31, 1995, the Company had $6,100,000 available under its $100,000,000 bank line of credit. At January 31, 1996, the Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $200,000,000 in aggregate principal amount of medium-term notes and (b) up to $97,500,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

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

OPERATING RESULTS

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Revenues increased $12,043,000, or 17% in 1995 as compared to 1994. The increase was primarily due to increased minimum rent and interest income resulting from the addition of 33 facilities during 1995, combined with a full year of revenues earned by facilities acquired in 1994. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable and to a gain on the sale of one of the Company's facilities.

  Total expenses increased $6,485,000, or 26% in 1995 as compared to 1994. The increase was primarily due to increased interest expense as a result of increased borrowings on the Company's bank line of credit and the issuance of $100,000,000 in medium-term notes during 1995. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last 12 months.

  The Company expects increased rental revenues due to the addition of facilities to its property base during 1995 and due to increased additional rents under its leases. The Company also expects increased interest income resulting from additional investments in mortgage loans during 1995. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

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

NEW ACCOUNTING STANDARDS

  The Company will be required to adopt new accounting standards in the future. In 1996, the Company will be required to adopt Statement of Accounting Standards ("SFAS") No. 121 Accounting for the Impairment if Certain Long-Lived Assets and for Long-Lived Assets to be Disposed of and SFAS No. 123 Accounting for Stock Based Compensation. The Company anticipates that the adoption of SFAS No. 121 and SFAS No. 123 will not materially impact the financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                            PAGE
                                                                            ----
      Report of Independent Public Accountants.............................  10
      Consolidated Balance Sheets..........................................  11
      Consolidated Statements of Operations................................  12
      Consolidated Statements of Stockholders' Equity......................  13
      Consolidated Statements of Cash Flows................................  14
      Notes to Consolidated Financial Statements...........................  15

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors,
 Nationwide Health Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
January 31, 1996

                       NATIONWIDE HEALTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             DECEMBER 31,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
                                                            (IN THOUSANDS)
Investments in real estate
  Real estate properties:
    Land................................................. $  61,748  $  39,981
    Buildings and improvements...........................   530,979    418,137
                                                          ---------  ---------
                                                            592,727    458,118
  Less accumulated depreciation..........................   (73,722)   (62,080)
                                                          ---------  ---------
                                                            519,005    396,038
  Mortgage loans receivable, net.........................   133,226    105,824
                                                          ---------  ---------
                                                            652,231    501,862
Cash and cash equivalents................................     7,937      3,742
Receivables..............................................     3,478      2,936
Other assets.............................................     6,465      5,269
                                                          ---------  ---------
                                                           $670,111  $ 513,809
                                                          =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings.......................................... $  93,900  $  80,200
Senior notes due 2000-2015...............................   100,000        --
Convertible debentures...................................    65,000     67,690
Notes and bonds payable..................................    23,364     20,520
Accounts payable and accrued liabilities.................    16,025      9,293
Commitments and contingencies
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; none issued or outstanding................       --         --
  Common stock $.10 par value; 100,000,000 shares
   authorized; issued and outstanding: 38,720,532 and
   36,476,386 as of December 31, 1995 and 1994,
   respectively..........................................     3,872      3,648
Capital in excess of par value...........................   401,438    363,135
Cumulative net income....................................   245,135    194,764
Cumulative dividends.....................................  (278,623)  (225,441)
                                                          ---------  ---------
    Total stockholders' equity...........................   371,822    336,106
                                                          ---------  ---------
                                                          $ 670,111  $ 513,809
                                                          =========  =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        YEARS ENDED DECEMBER
                                                                 31,
                                                       -----------------------
                                                        1995    1994    1993
                                                       ------- ------- -------
Revenues:
  Minimum rent........................................ $54,504 $47,805 $40,758
  Additional rent and additional interest.............  11,776   9,767   8,417
  Interest and other income...........................  14,759  12,413  11,210
  Gain on sale of facilities..........................     989     --      --
                                                       ------- ------- -------
                                                        82,028  69,985  60,385
Expenses:
  Depreciation and non-cash charges...................  13,885  12,244  10,115
  Interest and amortization of deferred financing
   costs..............................................  14,628   9,921   6,186
  General and administrative..........................   3,144   3,007   3,088
                                                       ------- ------- -------
                                                        31,657  25,172  19,389
                                                       ------- ------- -------
Income before extraordinary items.....................  50,371  44,813  40,996
Extraordinary charge..................................     --      --   (2,004)
                                                       ------- ------- -------
Net income............................................ $50,371 $44,813 $38,992
                                                       ======= ======= =======
Per share amounts:
  Income before extraordinary items................... $  1.33 $  1.23 $  1.17
                                                       ======= ======= =======
  Net income.......................................... $  1.33 $  1.23 $  1.11
                                                       ======= ======= =======
Weighted average shares outstanding...................  37,808  36,356  35,188
                                                       ======= ======= =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                          COMMON STOCK  CAPITAL IN                            TOTAL
                          ------------- EXCESS OF  CUMULATIVE CUMULATIVE  STOCKHOLDERS'
                          SHARES AMOUNT PAR VALUE  NET INCOME DIVIDENDS      EQUITY
                          ------ ------ ---------- ---------- ----------  -------------
Balances at December 31,
 1992...................  33,074 $3,308  $322,435   $110,959  $(134,807)    $301,895
  Issuance of stock.....      26    --        178        --         --           178
  Exercise of stock
   options..............      48      4       287        --         --           291
  Conversion of
   debentures...........   2,812    282    34,172        --         --        34,454
  Net income............     --     --        --      38,992        --        38,992
  Dividends.............     --     --        --         --     (42,883)     (42,883)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1993...................  35,960  3,594   357,072    149,951   (177,690)     332,927
  Issuance of stock.....      26      6       252        --         --           258
  Exercise of stock
   options..............      26      2       148        --         --           150
  Conversion of
   debentures...........     464     46     5,663        --         --         5,709
  Net income............     --     --        --      44,813        --        44,813
  Dividends.............     --     --        --         --     (47,751)     (47,751)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1994...................  36,476  3,648   363,135    194,764   (225,441)     336,106
  Issuance of stock.....   2,032    203    35,714        --         --        35,917
  Exercise of stock
   options..............       2    --         10        --         --            10
  Conversion of
   debentures...........     210     21     2,579        --         --         2,600
  Net income............     --     --        --      50,371        --        50,371
  Dividends.............     --     --        --         --     (53,182)     (53,182)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1995...................  38,720 $3,872  $401,438   $245,135  $(278,623)    $371,822
                          ====== ======  ========   ========  =========     ========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1995       1994      1993
                                                 ---------  --------  --------
Cash flows from operating activities:
  Net income.................................... $  50,371  $ 44,813  $ 38,992
  Extraordinary charge..........................       --        --      2,004
  Depreciation and non-cash charges.............    13,885    12,244    10,115
  Gain on sale of facilities....................      (989)      --        --
                                                 ---------  --------  --------
  Funds from operations.........................    63,267    57,057    51,111
  Net (increase) decrease in other assets and
   liabilities..................................     3,705      (301)   (1,386)
                                                 ---------  --------  --------
    Net cash provided by operating activities...    66,972    56,756    49,725
Cash flows from investing activities:
  Acquisition of real estate properties.........  (136,783)  (62,768)  (57,293)
  Disposition of real estate properties.........     8,940       --      2,650
  Investment in mortgage loans receivable.......   (35,437)  (30,289)  (27,450)
  Principal payments on mortgage loans
   receivable...................................    11,804     9,872    25,832
                                                 ---------  --------  --------
    Net cash used in investing activities.......  (151,476)  (83,185)  (56,261)
Cash flows from financing activities:
  Bank borrowings...............................   205,600   126,700    82,000
  Repayment of bank borrowings..................  (191,900)  (50,300)  (88,150)
  Issuance of common stock......................    35,494       117       291
  Issuance of senior debt.......................   100,000       --        --
  Issuance of convertible debentures............       --        --     65,000
  Principal payments on notes and bonds payable.    (6,460)   (2,074)  (12,733)
  Dividends paid................................   (53,182)  (47,751)  (42,883)
  Deferred financing costs......................      (853)     (148)   (2,679)
  Refund of debt service reserve................       --        --      1,036
                                                 ---------  --------  --------
    Net cash provided by financing activities...    88,699    26,544     1,882
                                                 ---------  --------  --------
Increase (decrease) in cash and cash
 equivalents....................................     4,195       115    (4,654)
Cash and cash equivalents, beginning of period..     3,742     3,627     8,281
                                                 ---------  --------  --------
Cash and cash equivalents, end of period........ $   7,937  $  3,742  $  3,627
                                                 =========  ========  ========
Supplemental schedule of cash flow information:
  Cash paid for interest........................ $  12,680  $  9,102  $  6,025
                                                 =========  ========  ========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. ORGANIZATION

  Nationwide Health Properties, Inc. (the "Company") was incorporated on October 14, 1985 in the State of Maryland. The Company operates as a real estate investment trust specializing in investments in health care related properties and as of December 31, 1995 had investments in 210 health care facilities, consisting of 173 long-term health care facilities, 35 assisted living facilities and two rehabilitation hospitals. At December 31, 1995, the Company owned 136 long-term health care facilities, 30 assisted living facilities and two rehabilitation hospitals and held 28 mortgage loans secured by 37 long-term health care facilities and five assisted living facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investment in its majority owned and controlled joint venture. All material intercompany accounts and transactions have been eliminated.

 Stock Split & Reclassifications

  On January 19, 1996, the Board of Directors of Nationwide Health Properties, Inc. authorized a two-for-one split of the Company's common stock to be effective on March 8, 1996. The financial statements included herein have been restated to reflect the stock split. Additionally, certain amounts in the 1994 and 1993 financial statements have been reclassified for consistent financial statement presentation.

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

 Federal Income Taxes

  The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95% of its real estate investment trust taxable income to its stockholders. Accordingly, the Company will not be subject to Federal income taxes on its income which is distributed to stockholders. Therefore, no provisions for Federal income taxes have been made in the Company's financial statements. The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as of December 31, 1995 is approximately ($4,262,000).

 Revenue Recognition

  Rental income from operating leases is accrued as earned over the life of the lease agreements. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages.

 Net Income Per Share

  Net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. The effect of common stock options and converted debentures is immaterial, and the effect of convertible debentures is anti-dilutive.

 Funds From Operations

  Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. Funds from operations is generally defined as net income plus certain non-cash items, primarily depreciation of real property, less gains on sales of facilities. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. EXTRAORDINARY ITEMS

  The prepayment of a portion of the Company's secured debt during 1993 resulted in an extraordinary charge of $2,004,000, representing the write-off of unamortized deferred financing costs and fees associated with such prepayment.

4. REAL ESTATE PROPERTIES

  All of the Company's owned facilities are leased under "net" leases which are accounted for as operating leases. The leases have initial terms ranging from 10 to 19 years, and the leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of minimum rent. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  Minimum future rentals on non-cancelable leases as of December 31, 1995 are as follows:

                                           MINIMUM
             YEAR                          RENTALS
             ----                       --------------
                                        (IN THOUSANDS)
             1996......................     63,853
             1997......................     63,524
             1998......................     61,341
             1999......................     58,303
             2000......................     44,439
             2001......................     36,507
             2002......................     30,848
             2003......................     28,246
             2004......................     24,208
             2005......................     19,568
             Thereafter................     59,139

  During 1995, the Company acquired 27 assisted living facilities in 14 separate transactions for an aggregate purchase price of $141,278,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases. The acquisitions were funded by bank borrowings on the Company's bank line of credit, cash on hand and assumed indebtedness of approximately $9,304,000.

  In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $3,061,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

  During 1995, the Company sold one long-term health care facility to the lessee of such facility pursuant to a purchase option in the facility's lease. The Company received cash of approximately $8,344,000 of which approximately $4,796,000 was used to repay a mortgage secured by such facility and the balance was used to repay bank borrowings. The sale resulted in a gain of approximately $989,000.

  The following table lists the Company's real estate properties as of December 31, 1995:

        FACILITY         NUMBER OF          BUILDINGS AND     TOTAL     ACCUMULATED    NOTES AND
        LOCATION         FACILITIES  LAND   IMPROVEMENTS  INVESTMENT(1) DEPRECIATION BONDS PAYABLE
        --------         ---------- ------- ------------- ------------- ------------ -------------
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
LONG-TERM CARE FACILI-
 TIES:
  Arizona...............      2     $   833   $  5,243      $  6,076      $ 1,028       $ 1,147
  Arkansas..............      2         209      5,773         5,982        1,553           --
  California............     10       7,753     26,483        34,236        2,778           --
  Colorado..............      1         400      2,716         3,116          158           --
  Connecticut...........      5       1,465     13,262        14,727        2,466           --
  Florida...............      7       2,186     20,743        22,928        4,153           --
  Georgia...............      1         801      6,542         7,343          490           --
  Idaho.................      1          15        777           792          175           --
  Illinois..............      2         157      5,392         5,549          794         3,554
  Indiana...............      7         751     26,334        27,085        4,190         8,744
  Kansas................      8         517     11,287        11,804        1,344           615
  Maryland..............      4         845     21,210        22,055        5,716           --
  Massachusetts.........      8       3,893     25,948        29,841        3,786           --
  Minnesota.............      9       1,545     28,084        29,629        9,384           --
  Missouri..............      1          51      2,689         2,740          769           --
  Nevada................      1         740      3,294         4,034          350           --
  New Jersey............      1         360      6,449         6,809        2,224           --
  North Carolina........      1         116      2,244         2,360          641           --
  Ohio..................      6       1,316     28,221        29,537        4,979           --
  Oklahoma..............      3          98      3,841         3,939          859           --
  Oregon................      4         435      6,325         6,760        1,808           --
  Tennessee.............      8       1,040     22,963        24,003        1,552           --
  Texas.................     26       4,805     50,802        55,607        7,324           --
  Virginia..............      4       1,036     17,532        18,568        5,012           --
  Washington............      5       2,350     16,172        18,522        1,325           --
  Wisconsin.............      9       1,621     19,547        21,169        5,266           --
                            ---     -------   --------      --------      -------       -------
    Subtotals...........    136     $35,338   $379,873      $415,211      $70,124       $14,060
                            ---     -------   --------      --------      -------       -------
ASSISTED LIVING FACILITIES:
  California............     12      15,305     57,731        73,036          873           --
  Colorado..............      3       1,936     17,018        18,954           --           --
  Florida...............      2       2,261      5,845         8,106           68           --
  Idaho.................      1         466      5,559         6,025           --           --
  Michigan..............      1         300      6,939         7,239          165           --
  Ohio..................      1         225      4,013         4,238           95           --
  Oklahoma..............      1         392      4,379         4,771          218           --
  Oregon................      6       2,078     21,911        23,989          --          9,304
  Tennessee.............      1         600      2,301         2,901           33           --
  Texas.................      1         308      4,218         4,526          197           --
  Washington............      1         172      5,883         6,055           --           --
                            ---     -------   --------      --------      -------       -------
    Subtotals...........     30     $24,043   $135,797      $159,840      $ 1,649       $ 9,304
                            ---     -------   --------      --------      -------       -------
REHABILITATION HOSPITALS:
  Arizona...............      2       1,517     15,309        16,826        1,949           --
                            ---     -------   --------      --------      -------       -------
    Subtotal............      2     $ 1,517   $ 15,309      $ 16,826      $ 1,949       $   --
                            ---     -------   --------      --------      -------       -------
TOTAL OWNED FACILITIES..    168     $60,898   $530,979      $591,877      $73,722       $23,364
                            ===     =======   ========      ========      =======       =======

--------
(1) Also represents the approximate aggregate cost for Federal income tax purposes.

  The following table summarizes the changes in real estate properties and accumulated depreciation during 1995, 1994 and 1993:

                                                REAL ESTATE ACCUMULATED
                                                PROPERTIES  DEPRECIATION
                                                ----------- ------------
                                                     (IN THOUSANDS)
      Balance at December 31, 1992.............  $344,062     $41,446
        Additions..............................    58,353       9,904
        Sales..................................    (7,065)     (1,170)
                                                 --------     -------
      Balance at December 31, 1993.............  $395,350     $50,180
                                                 --------     -------
        Additions..............................    62,768      11,900
        Sales..................................       --          --
                                                 --------     -------
      Balance at December 31, 1994.............  $458,118     $62,080
                                                 --------     -------
        Additions..............................   146,087      13,408
        Sales..................................   (11,478)     (1,766)
                                                 --------     -------
      Balance at December 31, 1995.............  $592,727     $73,722
                                                 ========     =======

  The average age of the Company's facilities is 24 years. The Company acquired 27 of its facilities on December 30, 1985, 31 facilities during 1986, 10 facilities during 1987, 5 facilities during 1988, 12 facilities during 1990, 17 facilities during 1991, 5 facilities during 1992, 19 facilities during 1993, 15 facilities during 1994 and 27 facilities during 1995.

5. MORTGAGE LOANS RECEIVABLE

  During 1995, the Company provided five mortgage loans, secured by two long-term health care facilities and four assisted living facilities in an aggregate amount of $35,237,000. At December 31, 1995, the Company had 28 mortgage loans receivable secured by 37 long-term health care facilities and five assisted living facilities. The loans have an aggregate principal balance of approximately $144,232,000 and are reflected in the Company's financial statements net of an aggregate discount of approximately $11,006,000. The principal balances of mortgage loans receivable as of December 31, 1995 mature approximately as follows: $5,732,000 in 1996, $3,461,000 in 1997, $7,626,000 in
1998, $2,397,000 in 1999, $2,566,000 in 2000 and $122,450,000 thereafter.

  The following table lists the Company's mortgage loans receivable at December 31, 1995:

                                              FINAL   ESTIMATED  ORIGINAL FACE   CARRYING
                         NUMBER OF  INTEREST MATURITY  BALLOON     AMOUNT OF    AMOUNT OF
 LOCATION OF FACILITIES  FACILITIES   RATE     DATE   PAYMENT(1)   MORTGAGES   MORTGAGES(2)
 ----------------------  ---------- -------- -------- ---------- ------------- ------------
                                                             (DOLLARS IN THOUSANDS)
LONG-TERM HEALTH CARE FACILITIES:
  Arkansas..............      3      10.00%   12/06    $ 4,946     $  5,500      $  4,998
  California............      1      10.00%   05/25      1,549        8,200         8,200
  California............      1       7.86%   05/98      3,207        3,600         2,890
  California............      1       7.86%   05/98      2,182        2,425         1,962
  California............      3       9.50%   03/09      7,600       12,000        11,002
  Florida...............      1      10.15%   07/03        --         4,400         1,600
  Illinois..............      1       9.00%   01/24        --         9,500         7,570
  Indiana...............      1      10.15%   07/03        --           785           898
  Kansas................      1       9.89%   05/97      1,311        1,550         1,244
  Louisiana.............      1      10.89%   04/15      2,407        3,850         3,850
  Maryland..............      1      10.90%   06/03      5,278        6,900         6,659
  Massachusetts.........      1       8.75%   02/24        --         9,000         6,918
  Michigan..............      3      11.40%   12/06      6,846        7,817         7,165
  Michigan..............      2      10.82%   06/03      2,503        3,000         2,821
  Michigan..............      1      10.00%   01/05      1,501        1,800         1,759
  New Mexico............      1       7.86%   02/96      2,722        2,880         2,711
  South Dakota..........      1       9.75%   05/05        --         1,350           819
  Texas.................      1       9.88%   01/04        624        1,460           964
  Texas.................      2      10.85%   01/02      1,963        2,519         2,267
  Texas.................      3      10.75%   06/03      4,120        4,700         4,147
  Texas.................      1       9.50%   12/96        853        2,825           924
  Virginia..............      1      10.50%   04/13     10,192       13,250        13,141
  Washington............      4      11.00%   10/19        112        6,000         5,944
  Wisconsin.............      1       9.75%   05/05        --         4,275         1,258
                            ---                        -------     --------      --------
    Subtotals...........     37                        $59,916     $119,586      $101,711
                            ---                        -------     --------      --------
ASSISTED LIVING FACILITIES:
  Florida...............      2      10.31%   09/20        --         7,230         7,230
  Massachusetts.........      1       9.52%   06/23        --         9,400         9,400
  Oklahoma..............      1       9.55%   03/24        --         8,250         8,328
  Washington............      1       9.95%   12/47        --         6,557         6,557
                            ---                        -------     --------      --------
    Subtotals...........      5                        $   --      $ 31,437      $ 31,515
                            ---                        -------     --------      --------
Total...................     42                        $59,916     $151,023      $133,226
                            ===                        =======     ========      ========

--------
(1) Most loans require monthly principal and interest payments at level amounts over life to maturity. Some loans are adjustable rate mortgages with varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Five of the loans have decreasing principal and interest payments over the life of the loans. Most loans require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield the Company would have earned if prepayment had not occurred. Three loans have a provision that no prepayments are acceptable.
(2) The aggregate cost for federal income tax purposes is approximately $143,240,000.

  The following table summarizes the changes in mortgage loans receivable during 1995 and 1994:

                                                               1995      1994
                                                             --------  --------
                                                              (IN THOUSANDS)
      Balance at January 1.................................. $105,824  $ 83,303
        New mortgage loans..................................   37,544    30,289
        Accretion of discount on loans......................    1,662     2,104
      Collection of principal...............................  (11,804)   (9,872)
                                                             --------  --------
      Balance at December 31................................ $133,226  $105,824
                                                             ========  ========

6. BANK BORROWINGS

  The Company has a $100,000,000 unsecured credit agreement with certain banks. The terms of the bank line of credit were amended in July 1995 to, among other things, extend its maturity date to March 31, 1998 and to provide the Company with the option to automatically extend the bank line of credit to a three year maturity with concurrence of the bank group. Additionally, the pricing structure was amended to provide for reduced borrowing costs as the Company's debt ratings are upgraded and to reduce the current pricing from LIBOR plus 125 basis points to LIBOR plus 90 basis points. The Company pays a facility fee of one-fourth of 1% per annum on the total commitment under the agreement. In January 1996, the maturity date of the line of credit was extended to March 31, 1999.

  Under covenants contained in the credit agreement, the Company is required to maintain: (i) a minimum net worth of $300,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.0 to 1.0; and (iii) a ratio of total liabilities to net worth of not more than 1.1 to 1.0.

  The weighted average borrowings outstanding under the Company's credit agreements during 1995, 1994 and 1993 were approximately $51,811,000, $40,938,000 and $11,630,000, respectively. Maximum amounts outstanding at the end of the months during 1995, 1994 and 1993 were $93,900,000, $80,200,000 and
$19,100,000, respectively. The weighted average interest rates during 1995, 1994 and 1993 were approximately 7.3%, 6.3% and 4.9%, respectively. The weighted average interest rates at December 31, 1995, 1994 and 1993 were approximately 6.8%, 7.5% and 6.0%, respectively.

7. NOTES AND BONDS PAYABLE

  Notes and bonds payable are due through the year 2024, at interest rates ranging from 8.6% to 10.9% and are secured by real estate properties with an aggregate net book value as of December 31, 1995 of approximately $30,953,000. The principal balances of the notes and bonds payable as of December 31, 1995 mature approximately as follows: $13,525,000 in 1996, $82,000 in 1997, $90,000 in 1998, $99,000 in 1999, $109,000 in 2000, and $9,459,000 thereafter.

8. SENIOR NOTES DUE 2000-2015

  During 1995, the Company issued $100,000,000 in aggregate principal amount of medium-term notes. The weighted average interest rate on the Senior Notes was 7.8% and the weighted average maturity was 7.3 years. The principal balances of the Senior Notes as of December 31, 1995 mature approximately as follows: $30,000,000 in the year 2000 and $70,000,000 thereafter.

9. CONVERTIBLE DEBENTURES

  During November 1993, the Company issued $65,000,000 of 6.25% convertible debentures due January 1, 1999. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $22.41 per share. As of December 31, 1995, no debentures have been converted.

  During 1991, the Company issued $50,000,000 of 8.9% senior subordinated convertible debentures due July 1, 2001. The debentures were convertible into common stock of the Company at a conversion price of $12.75 per share of common stock. The debentures were redeemable by the Company in whole or in part at par plus accrued interest on any date subsequent to October 29, 1992. In May 1995, the Company issued a notice of redemption and expiration of conversion privilege. At the time of notice, all shares were converted into shares of the Company's common stock with the exception of $10,000 in debentures which were redeemed at par plus accrued interest. During 1995, 1994 and 1993, $2,267,000, $5,919,000 and $35,846,000, respectively, of such debentures converted into 210,180, 464,212 and 2,811,412 shares of common stock, respectively.

10. STOCK INCENTIVE PLAN

  Under the terms of a stock incentive plan (the "Plan"), the Company has reserved for issuance 800,000 shares of common stock. Directors, officers and employees of the Company are eligible to participate in the Plan. The following is a summary of stock options granted, exercised and canceled, and restricted stock awarded:

                                                                  RESTRICTED
                                                                     STOCK
                                               STOCK OPTIONS        AWARDS
                                           ---------------------- -----------
                                                                    NUMBER
                                            NUMBER     EXERCISE       OF
                                           OF SHARES    PRICE       SHARES
                                           --------- ------------   -------
      Outstanding at December 31, 1992....  98,368   $5.625-$8.75    27,400
      Granted
        1993..............................     --             --     27,500
        1994..............................     --             --     28,400
        1995..............................     --             --     32,200
      Canceled
        1993..............................  18,000           8.75     1,600
        1994..............................     --             --        --
        1995..............................     --             --        --
      Exercised/Restrictions Lapsed
        1993..............................  48,368          5.625       400
        1994..............................  26,800          5.625       --
        1995..............................   1,800          5.625     9,600
      Outstanding at December 31, 1995....   3,400         $5.625   103,900

  Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third for non-management directors of the Company and one-fifth for all other grant recipients. Stock options covering 3,400 shares were exercisable at December 31, 1995.

  The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 1995, 1994 and 1993 related to restricted stock awards was approximately $433,000, $292,000 and $178,000, respectively.

11. PENSION PLAN

  During 1991, the Company adopted an unfunded benefit pension plan covering the current non-employee members of its board of directors upon completion of five years of service on the board. The benefits, limited to the number of years of service on the board, are based upon the then current annual retainer in effect.

  The following tables set forth the amounts recognized in the Company's financial statements:

                                                    DECEMBER 31, DECEMBER 31,
                                                        1995         1994
                                                    ------------ ------------
      Actuarial present value of benefit
       obligations:
      Vested benefit obligation....................   $679,000     $493,000
                                                      ========     ========
      Accumulated benefit obligation...............   $706,000     $504,000
                                                      ========     ========
      Projected benefit obligation.................   $756,000     $561,000
      Unrecognized prior service cost..............    156,000      183,000
      Unrecognized net (gain) or loss..............     55,000      (20,000)
                                                      --------     --------
      Accrued pension cost.........................   $545,000     $398,000
                                                      ========     ========

  Net pension cost for the year included the following components:

                                                       1995     1994     1993
                                                     -------- -------- --------
      Current service cost.......................... $ 73,000 $ 62,000 $ 56,000
      Interest cost.................................   48,000   38,000   33,000
      Amortization of prior service cost............   27,000   27,000   27,000
                                                     -------- -------- --------
      Net periodic pension cost..................... $148,000 $127,000 $116,000
                                                     ======== ======== ========

  Discount rates of 7.0% and 8.5% in 1995 and 1994, respectively and a 5.0% increase in the annual retainer every other year were used in determining the actuarial present value of the projected benefit obligation.

12. TRANSACTIONS WITH BEVERLY ENTERPRISES, INC.

  As of December 31, 1995, 45 of the owned facilities are leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 24 properties operated by such parties.

  During 1995, the Company sold two long-term health care facilities to Beverly, the lessee of such facilities, for an aggregate purchase price of $6,250,000. The Company received $625,000 in cash and $5,625,000 in mortgage notes which are secured by the two facilities. The related gain of approximately $3,864,000 on such sale will be recognized into income on a deferred basis in proportion to the receipt of principal payments on the mortgage loans provided by the Company.

  Revenues from Beverly were approximately $21,921,000, $22,776,000 and $24,323,000, for the years ended December 31, 1995, 1994 and 1993, respectively.

  One of the directors of the Company is also an officer and director of Beverly.

13. DIVIDENDS

  Dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                                               1995  1994  1993
                                                               ----- ----- -----
      Ordinary income......................................... $1.24 $1.26 $1.12
      Capital gain............................................   .17   .05   .09
      Return of capital.......................................   --    --    --
                                                               ----- ----- -----
        Total dividends paid.................................. $1.41 $1.31 $1.21
                                                               ===== ===== =====

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  THREE MONTHS ENDED
                                       -----------------------------------------
                                       MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
                                       -------- ------- ------------ -----------
                                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
      1995:
        Revenues...................... $18,852  $19,965   $21,854      $21,357
        Net income....................  11,457   12,197    13,890       12,827
        Net income per share..........     .31      .33       .36          .33
        Dividends per share...........     .34      .35       .36          .36
      1994:
        Revenues...................... $16,500  $17,380   $17,875      $18,230
        Net income....................  10,944   11,208    11,371       11,290
        Net income per share..........     .30      .31       .31          .31
        Dividends per share...........     .32      .32       .33          .34

15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

 Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of those instruments.

 Mortgage Loans Receivable

  Fair values are based upon the estimates of management and on rates on currently prevailing for comparable loans.

 Long-Term Debt

  The fair value of long-term debt is estimated based on the quoted market prices for publicly traded debt and on the current rates offered to the Company for debt of the same remaining maturity.

  The estimated fair values of the Company's financial instruments are as follows:

                                                  1995              1994
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
      Cash and cash equivalents............ $  7,937 $  7,937 $  3,742 $  3,742
      Mortgage loans receivable............  133,226  157,306  105,824  109,516
      Long-term debt.......................  282,264  284,045  168,410  164,062

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1996, filed or to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1996, filed or to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1996, filed or to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1996, filed or to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Financial Statements.

    Report of Independent Public Accountants
    Consolidated Balance Sheets at December 31, 1995 and 1994
    Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993
    Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1995, 1994 and 1993
    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993
    Notes to Consolidated Financial Statements

  Note: Schedules have been omitted because the required information is presented in the financial statements and the related notes or because the schedules are not applicable.

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1995

  (c) Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  3.         Articles of Incorporation and Bylaws
  3.1(a)     Restated Articles of Incorporation, filed as Exhibit 3.1 to the
             Company's Registration Statement on Form S-11 (No. 33-1128),
             effective December 19, 1985, and incorporated herein by this reference.
  3.1(b)     Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1 to the
             Company's Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.
  3.1(c)     Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(c) to the
             Company's Registration Statement on Form S-11 (No. 33-32251),
             effective January 23, 1990, and incorporated herein by this reference.
  3.1(d)     Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(d) to the
             Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.
  3.2        Bylaws of the Company as amended January 19, 1996.
  4.         Instruments Defining Rights of Security Holders, Including
             Indentures
  4.1        Indenture dated as of November 16, 1992, between Nationwide Health
             Properties, Inc., Issuer to The Chase Manhattan Bank (National
             Association), Trustee, filed as Exhibit 4.1 to the Company's Form
             S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.
  4.2        Indenture dated as of June 30, 1993, between the Company and First
             Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3
             (No. 33-64798), effective July 12, 1993, and incorporated herein by this reference.
  4.3        First Supplemental Indenture dated November 15, 1993, between the
             Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company's Form 8-K dated
             November 15, 1993, and incorporated by reference herein.
  4.4        Indenture dated as of January 12, 1996, between the Company and
             The Bank of New York, as Trustee, filed as Exhibit 4.1 to the
             Company's Registration Statement on Form S-3 (No 33-65423) dated
             December 27, 1995, and incorporated herein by this reference.
 10.         Material Contracts
 10.1        Master Lease Document--General Terms and Conditions dated December
             30, 1985, for Leases between various subsidiaries of Beverly as
             Lessees and the Company as Lessor, filed as Exhibit 10.3 to the
             Company's Form 10-K for the year ended December 31, 1985, and incorporated herein by this reference.
 10.2        Guaranty by and between the Company and Beverly filed as Exhibit
             10.7 to the Company's Registration Statement on Form S-11 (No. 33-
             1128), effective December 19, 1985, and incorporated herein by this reference.
 10.3        Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of August 1, 1986, of
             Beverly as Guarantor in favor of the Company filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.
 10.4        Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of November 1, 1986, of Beverly as Guarantor in favor of the Company filed as Exhibit
             10.4 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
 10.5        Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases, dated as of July 31, 1987, of Beverly as Guarantor in favor of the Company filed as Exhibit 10.5 to the Company's
             Registration Statement on Form S-11 (No. 33-32251), effective
             January 23, 1990, and incorporated herein by this reference.
 10.6        1989 Stock Option Plan of the Company as Amended and Restated
             January 24, 1992 filed as Exhibit 10.8(a) to the Company's Form
             10-K, and incorporated herein by this reference.
 10.7        The Company's Retirement Plan for Directors effective July 26,
             1991 filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
 10.8        Deferred Compensation Plan of the Company effective September 1,
             1991 filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
 10.9        Commercial and Multi-family Mortgage Loan Sale Agreement dated as of June 5, 1992 by and between Resolution Trust Corporation, as
             Receiver, and Nationwide Health Properties, Inc. filed as Exhibit
             A to the Company's Form 8-K dated May 29, 1992, and incorporated herein by this reference.
 10.10       Credit Agreement dated as of May 20, 1993 between the Company and
             Wells Fargo Bank National Association, National Westminster Bank
             USA, The Daiwa Bank Limited and Sanwa Bank of California filed as
             Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June
             30, 1993, and incorporated herein by this reference.
 10.10(a)    Amendment Number One to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited, and Sanwa
             Bank California filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by this reference.
 10.10(b)    Amendment Number Two to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited and Sanwa
             Bank California, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by this reference.
 10.10(c)    Amendment Number Three to Credit Agreement dated as of January 22,
             1996 between the Company and Wells Fargo Bank, National
             Association, National Westminster Bank USA, The Daiwa Bank,
             Limited and Sanwa Bank California.
 10.11       Form of Indemnity Agreement between officers and directors of the
             Company including David R. Banks, Milton J. Brock, Jr., Sam A.
             Brooks, Jr., Charles D. Miller, Jack D. Samuelson, R. Bruce
             Andrews, Mark L. Desmond, Don M. Pearson, Gary E. Stark, and T.
             Andrew Stokes.
 10.12       Executive Employment Security Policy
 21.         Subsidiaries of the Company
 23.         Consents of Experts and Counsel
 23.1        Consent of Arthur Andersen LLP
 27.         Financial Data Schedule

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NATIONWIDE HEALTH PROPERTIES, INC.


                                          By:    /s/ R. Bruce Andrews
                                            -----------------------------------
                                                    R. Bruce Andrews
                                              President and Chief Executive
                                                         Officer

Dated: February 16, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


      /s/ Milton J. Brock, Jr.       Chairman and Director         February 16, 1996
____________________________________
        Milton J. Brock, Jr.


        /s/ R. Bruce Andrews         President, Chief Executive    February 16, 1996
____________________________________ Officer and Director
          R. Bruce Andrews           (Principal Executive
                                     Officer)

        /s/ Mark L. Desmond          Senior Vice President and     February 16, 1996
____________________________________ Chief Financial Officer
          Mark L. Desmond            (Principal Financial and
                                     Accounting Officer)

         /s/ David R. Banks          Director                      February 16, 1996
____________________________________
           David R. Banks


         /s/ Sam A. Brooks           Director                      February 16, 1996
____________________________________
           Sam A. Brooks


       /s/ Charles D. Miller         Director                      February 16, 1996
____________________________________
         Charles D. Miller


       /s/ Jack D. Samuelson         Director                      February 16, 1996
____________________________________
         Jack D. Samuelson

                                  APPENDIX 1

                           BEVERLY ENTERPRISES, INC.

  SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF BEVERLY ENTERPRISES, INC. ("BEVERLY") WHICH IS TAKEN FROM BEVERLY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE BEVERLY QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995 AS FILED WITH THE COMMISSION.

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

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1995          1994
                                                      ------------- ------------
Total current assets.................................  $  691,361    $  652,337
Property and equipment, net..........................   1,229,196     1,200,623
Total other assets...................................     624,407       469,618
                                                       ----------    ----------
Total assets.........................................  $2,544,964    $2,322,578
                                                       ==========    ==========
Total current liabilities............................  $  446,148    $  409,625
Long-term obligations................................     897,103       918,018
Other liabilities and deferred items.................     171,032       167,691
Total stockholders' equity...........................   1,030,681       827,244
                                                       ----------    ----------
Total liabilities and stockholders' equity...........  $2,544,964    $2,322,578
                                                       ==========    ==========

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             YEARS ENDED
                                      NINE MONTHS ENDED     DECEMBER 31,
                                        SEPTEMBER 30,   ----------------------
                                            1995           1994        1993
                                      ----------------- ----------  ----------
Revenues.............................    $2,431,166     $2,983,817  $2,899,720
Costs and expenses:
  Operating and Administrative.......     2,199,581      2,715,496   2,662,946
  Interest...........................        63,872         64,792      66,196
  Depreciation and amortization......        77,982         88,734      82,938
                                         ----------     ----------  ----------
                                          2,341,435      2,869,022   2,812,080
                                         ==========     ==========  ==========
Income before provision for income
 taxes
 and extraordinary charge............        89,731        114,795      87,640
Provision for income taxes...........        34,098         37,882      29,684
Extraordinary charge, net of income
 taxes...............................           --          (2,412)     (2,345)
                                         ----------     ----------  ----------
Net income...........................    $   55,633     $   74,501  $   55,611
                                         ==========     ==========  ==========
Net income applicable to common
 shares..............................    $   49,455     $   66,251  $   31,173
                                         ==========     ==========  ==========
Income per share of common stock:
Primary:
  Before redemption premium on Series
   A preferred stock and
   extraordinary charge..............    $      .54     $      .79  $      .66
  Redemption premium on Series A
   preferred stock                              --             --         (.25)
  Extraordinary charge...............           --            (.03)       (.03)
                                         ----------     ----------  ----------
  Net income per share...............    $      .54     $      .76  $      .38
                                         ==========     ==========  ==========
Shares used to compute per share
 amounts.............................        91,736         87,087      81,207
                                         ==========     ==========  ==========

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               YEARS ENDED
                                         NINE MONTHS ENDED    DECEMBER 31,
                                           SEPTEMBER 30,   --------------------
                                               1995          1994       1993
                                         ----------------- ---------  ---------
Cash flows from operating activities:
  Net income...........................      $  55,633     $  74,501  $  55,611
Adjustments to reconcile net income to
 net cash provided
 by operating activities...............         74,786        19,719     73,378
                                             ---------     ---------  ---------
Net cash provided by operating activi-
 ties..................................        130,419        94,220    128,989
Net cash used for investing activities.       (138,503)     (317,553)  (147,126)
Net cash provided by (used for) financ-
 ing activities........................         (4,202)      214,239     44,161
                                             ---------     ---------  ---------
Net increase (decrease) in cash and
 cash equivalents......................        (12,286)       (9,094)    26,024
Cash and cash equivalents at beginning
 of period.............................         67,964        77,058     51,034
                                             ---------     ---------  ---------
Cash and cash equivalents at end of pe-
 riod..................................      $  55,678     $  67,964  $  77,058
                                             =========     =========  =========