Form 10-Q
period 1996-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1996-05-07
CIK 780053

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to
                                  Commission file number 1-9028
____________________________



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

    Shares of registrant's common stock, $.10 par value, outstanding at April 30, 1996 -- 38,729,932.

================================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1996


                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

                                                                  PAGE
                                                                  ----
   Item 1. Financial Statements
           Condensed Consolidated Balance Sheets...............     2
           Condensed Consolidated Statements of Operations.....     3
           Condensed Consolidated Statements of Cash Flows.....     4
           Notes to Condensed Consolidated Financial Statements     5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................     7

PART II--OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K....................     8

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                      MARCH 31,    DECEMBER 31,
                                                                        1996          1995
                                                                     -----------   ------------
                                                                     (UNAUDITED)
                                                                      (DOLLARS IN THOUSANDS)
Investments in real estate
  Real estate properties:
     Land..........................................................   $  64,530    $  61,748
     Buildings.....................................................     543,783      530,979
                                                                      ---------    ---------
                                                                        608,313      592,727
     Less accumulated depreciation.................................     (77,725)     (73,722)
                                                                      ---------    ---------
                                                                        530,588      519,005
  Mortgage loans receivable........................................     133,347      133,226
                                                                      ---------    ---------
                                                                        663,935      652,231
Cash and cash equivalents..........................................      17,828        7,937
Receivables........................................................       2,789        3,478
Other assets.......................................................       5,331        6,465
                                                                      ---------    ---------
                                                                      $ 689,883    $ 670,111
                                                                      =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings....................................................   $  85,000    $  93,900
Senior notes due 2000-2015.........................................     130,000      100,000
Notes and bonds payable............................................      22,092       23,364
Convertible debentures.............................................      65,000       65,000
Accounts payable and accrued liabilities...........................      17,688       16,025
Stockholders' equity:
  Preferred stock $1.00 par value;  5,000,000 shares authorized;
   none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares authorized;
   issued and outstanding:  1996 - 38,729,932, 1995 - 38,720,532...       3,873        3,872
  Capital in excess of par value...................................     401,469      401,438
  Cumulative net income............................................     257,714      245,135
  Cumulative dividends.............................................    (292,953)    (278,623)
                                                                      ---------    ---------
       Total stockholders' equity..................................     370,103      371,822
                                                                      ---------    ---------
                                                                      $ 689,883    $ 670,111
                                                                      =========    =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                              1996       1995
                                                             -------   ---------
Revenues:
  Minimum rent............................................   $16,167     $12,806
  Interest and other income...............................     3,956       3,230
  Additional rent and additional interest.................     2,808       2,816
                                                             -------     -------
                                                              22,931      18,852
Expenses:
  Depreciation and non-cash charges.......................     4,112       3,287
  Interest and amortization of deferred financing costs...     5,431       3,324
  General and administrative..............................       809         784
                                                             -------     -------
                                                              10,352       7,395
                                                             -------     -------
Net income................................................   $12,579     $11,457
                                                             =======     =======

Net income per share......................................   $  0.32     $   .31
                                                             =======     =======

Dividends paid per share..................................   $   .37     $   .34
                                                             =======     =======

Weighted average shares outstanding.......................    38,727      36,528
                                                             =======     =======

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         --------------------
                                                           1996        1995
                                                         ---------   --------
Cash flow from operating activities:
  Net income..........................................   $ 12,579    $ 11,457
  Depreciation and non-cash charges...................      4,112       3,287
                                                         --------    --------
     Funds from operations............................     16,691      14,744
  Amortization of deferred financing costs............        270         151
  Net decrease in other assets and liabilities........      3,013       2,893
                                                         --------    --------
     Net cash provided by operating activities........     19,974      17,788

Cash flow from investing activities:
  Acquisition of real estate properties...............    (15,586)    (11,670)
  Investment in mortgage loans receivable.............     (3,000)          -
  Principal payments on mortgage loans receivable.....      3,252         450
                                                         --------    --------
     Net cash used in investing activities............    (15,334)    (11,220)

Cash flow from financing activities:
  Bank borrowings, net................................     (8,900)    (36,200)
  Issuance of senior debt.............................     30,000      46,000
  Dividends paid......................................    (14,330)    (12,561)
  Principal payments on notes and bonds...............     (1,272)       (157)
  Other, net..........................................       (247)       (307)
                                                         --------    --------
     Net cash provided by financing activities........      5,251      (3,225)
                                                         --------    --------

Increase in cash and cash equivalents.................      9,891       3,343
Cash and cash equivalents, beginning of period........      7,937       3,742
                                                         --------    --------

Cash and cash equivalents, end of period..............   $ 17,828    $  7,085
                                                         ========    ========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  MARCH 31, 1996
                                   (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results for a full year.

  (ii) On January 19, 1996, the Board of Directors of Nationwide Health Properties, Inc. authorized a two-for-one stock split of the Company's common stock effective March 8, 1996. The financial statements included herein have been restated to reflect the stock split. Additionally, certain amounts in the 1995 financial statements have been reclassified for consistent financial statement presentation.

  (iii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95 percent of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (iv) The Company invests in health care related real estate and, as of March 31, 1996, had investments in 211 facilities, including 172 long-term health care facilities, 37 assisted living facilities and 2 rehabilitation hospitals.

     The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 19 years, and most of the leases have eight five-year renewal options.
The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Forty-five of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (v) During the three-month period ended March 31, 1996, the Company acquired two assisted living facilities in two separate transactions for an aggregate purchase price of approximately $13,900,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     During the first three months of 1996, the Company issued $30,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 6.87% and have a weighted average maturity of 5.33 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1996
OPERATING RESULTS

     Three Months 1996 Compared to Three Months 1995

     Revenues for the three-months ended March 31, 1996 increased $4,079,000 or 22% over the same period in 1995. The increase is due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months.

     Total expenses for the three-month period increased $2,957,000 or 40% over the same period in 1995. The increase is primarily due to increased interest expense as a result of greater borrowings on the Company's bank line of credit and the issuance of medium term notes during 1995 and 1996. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the three-month period ended March 31, 1996, the Company acquired two assisted living facilities in two separate transactions for an aggregate purchase price of approximately $13,900,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     During the first three months of 1996, the Company issued $30,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 6.87% and have a weighted average maturity of 5.33 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

     At March 31, 1996, the Company had $15,000,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $170,000,000 in aggregate principal amount of medium term notes and (b) up to $97,500,000 of securities including debt, convertible debt, common and preferred stock.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following; the effect of economic and market conditions and changes in interest rates, government regulations, changes in the health industry, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities.

                                    PART II

                               OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          During the three-month period ended March 31, 1996, the Company filed a report on Form 8-K dated January 30, 1996 to file the Distribution Agreement, dated January 30, 1996, among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporation, and Goldman Sachs & Co.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 6, 1996



                               NATIONWIDE HEALTH PROPERTIES, INC.

                               By  /s/ MARK L. DESMOND
                                   ---------------------------------------------
                                       Mark L. Desmond
                               Senior Vice President and Chief Financial Officer
                                        (Principal Financial Officer)