Form 10-Q
period 1996-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1996-08-13
CIK 780053

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________________ to ___________________
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

    Shares of registrant's common stock, $.10 par value, outstanding at July 31, 1996 -- 41,781,432.

===============================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 JUNE 30, 1996


                               TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

                                                                                           Page
                                                                                           ----
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets..................................   2
                  Condensed Consolidated Statements of Operations........................   3
                  Condensed Consolidated Statements of Cash Flows........................   4
                  Notes to Condensed Consolidated Financial Statements...................   5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................   7

PART II--OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders....................   9

         Item 6.  Exhibits and Reports on Form 8-K.......................................   9

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                           JUNE 30,      DECEMBER 31,
                                                                             1996            1995
                                                                          ------------   -----------
                                                                          (UNAUDITED)
                                                                             (DOLLARS IN THOUSANDS)

Investments in real estate
  Real estate properties:
     Land.............................................................      $ 67,123      $ 61,748
     Buildings and improvements.......................................       550,824       530,979
                                                                          ------------   -----------
                                                                             617,947       592,727
  Less accumulated depreciation.......................................       (81,751)      (73,722)
                                                                          ------------   -----------
                                                                             536,196       519,005
  Mortgage loans receivable, net......................................       133,093       133,226
                                                                          ------------   -----------
                                                                             669,289       652,231
Cash and cash equivalents.............................................        10,450         7,937
Receivables...........................................................         3,586         3,478
Other assets..........................................................         5,455         6,465
                                                                          ------------   -----------
                                                                            $688,780      $670,111
                                                                          ============   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings.........................................................   $  14,700     $  93,900
Senior notes due 2000-2015..............................................     150,000       100,000
Notes and bonds payable.................................................       9,882        23,364
Convertible debentures..................................................      65,000        65,000
Accounts payable and accrued liabilities................................      19,197        16,025
Stockholders' equity:
  Preferred stock $1.00 par value;  5,000,000 shares authorized; none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares authorized;
   issued and outstanding:  1996 - 41,781,432, 1995 - 38,720,532........       4,179         3,872
  Capital in excess of par value........................................     462,384       401,438
  Cumulative net income.................................................     270,723       245,135
  Cumulative dividends..................................................    (307,285)     (278,623)
                                                                          ------------   -----------
       Total stockholders' equity.......................................     430,001       371,822
                                                                          ------------   -----------
                                                                           $ 688,780     $ 670,111
                                                                          ============   ===========



                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                             -----------------------   -----------------------
                                                                1996         1995         1996         1995
                                                             ----------   ----------   ----------   ----------

Revenues:
  Minimum rent............................................   $  16,472    $  13,195    $  32,639    $  26,001
  Interest and other income...............................       3,972        3,927        7,928        7,157
  Additional rent and additional interest.................       2,856        2,843        5,664        5,659
                                                             ----------   ----------   ----------   ----------
                                                                23,300       19,965       46,231       38,817

Expenses:
  Depreciation and non-cash charges.......................       4,144        3,396        8,256        6,683
  Interest and amortization of deferred financing costs...       5,300        3,564       10,731        6,888
  General and administrative..............................         847          808        1,656        1,592
                                                             ----------   ----------   ----------   ----------
                                                                10,291        7,768       20,643       15,163
                                                             ----------   ----------   ----------   ----------
Net income................................................   $  13,009    $  12,197    $  25,588    $  23,654
                                                             ==========   ==========   ==========   ==========

Net income per share......................................   $    0.33    $     .33    $     .66    $     .64
                                                             ==========   ==========   ==========   ==========

Dividends paid per share..................................   $    0.37    $     .35    $     .74    $     .69
                                                             ==========   ==========   ==========   ==========

Weighted average shares outstanding.......................      39,168       37,228       38,948       36,880
                                                             ==========   ==========   ==========   ==========




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         ---------------------
                                                           1996        1995
                                                         ---------   ---------

Cash flow from operating activities:
  Net income..........................................   $ 25,588    $ 23,654
  Depreciation and non-cash charges...................      8,256       6,683
                                                         --------    --------
     Funds from operations............................     33,844      30,337
  Amortization of deferred financing costs............        374         314
  Net decrease in other assets and liabilities........      3,308       1,293
                                                         --------    --------
     Net cash provided by operating activities........     37,526      31,944

Cash flow from investing activities:
  Acquisition of real estate properties...............    (25,220)    (53,583)
  Disposition of real estate properties...............          -         586
  Investment in mortgage loans receivable.............     (3,800)    (21,450)
  Principal payments on mortgage loans receivable.....      4,672      10,741
                                                         --------    --------
     Net cash used in investing activities............    (24,348)    (63,706)

Cash flow from financing activities:
  Issuance of common stock............................     61,149      35,588
  Bank borrowings, net................................    (79,200)    (32,400)
  Issuance of senior debt.............................     50,000      56,000
  Dividends paid......................................    (28,662)    (25,352)
  Principal payments on notes and bonds...............    (13,482)       (466)
  Other, net..........................................       (470)       (444)
                                                         --------    --------
     Net cash provided by financing activities........    (10,665)    (32,926)
                                                         --------    --------

Increase in cash and cash equivalents.................      2,513       1,164
Cash and cash equivalents, beginning of period........      7,937       3,742
                                                         --------    --------

Cash and cash equivalents, end of period..............   $ 10,450    $  4,906
                                                         ========    ========




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996
                                   (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

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

  (iv) The Company invests in health care related real estate and, as of June 30, 1996, had investments in 213 facilities, including 173 long-term health care facilities, 38 assisted living facilities and 2 rehabilitation hospitals.

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

  (v) During the six-month period ended June 30, 1996, the Company acquired three assisted living facilities and two long-term care facilities in four separate transactions for an aggregate purchase price of approximately $20,800,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

       In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $2,830,000 in accordance with certain existing lease agreements. Such capital improvements will result in an increase in the minimum rents earned by the Company.

     Proceeds of approximately $3,608,000 were received in connection with the repayment of two mortgage loans secured by two long-term health care facilities. Additionally, a $3,000,000 note was funded which is cross-collateralized by properties under existing mortgage loans with the Company.

     During the first six months of 1996, the Company issued $50,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 7.19% and have a weighted average maturity of 6 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

     In June 1996, the Company issued 3,047,500 shares of common stock in a public offering at a price of $21.125 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $61,159,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 JUNE 30, 1996
OPERATING RESULTS

     Six Months 1996 Compared to Six Months 1995

     Revenues for the six-months ended June 30, 1996 increased $7,414,000 or 19% over the same period in 1995. The increase is due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months.

     Total expenses for the six-month period increased $5,480,000 or 36% over the same period in 1995. The increase is primarily due to increased interest expense as a result of the issuance of medium term notes during 1995 and 1996 and greater borrowings under the Company's bank line of credit. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

     Second Quarter 1996 Compared to Second Quarter 1995

     Revenues for the three months ended June 30, 1996 increased $3,335,000 or 17% over the same period in 1995. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months.

     Total expenses for the three-months ended June 30, 1996 increased $2,523,000 or 32% over the same period in 1995. The increase is primarily due to the issuance of medium term notes during 1995 and 1996 and increased interest expense as a result of greater borrowings under the Company's bank line of credit. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the six-month period ended June 30, 1996, the Company acquired three assisted living facilities and two long-term care facilities in four separate transactions for an aggregate purchase price of approximately $20,800,000. The acquisitions were funded by bank borrowings under the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     In addition to the acquisitions, the Company provided capital improvement funding in the aggregate amount of approximately $2,830,000 in accordance with certain existing lease agreements. Such capital improvements will result in an increase in the minimum rents earned by the Company.

     Proceeds of approximately $3,608,000 were received in connection with the repayment of two mortgage loans secured by two long-term health care facilities. Additionally, a $3,000,000 note was funded which is cross-collateralized by properties under existing mortgage loans with the Company.

     During the first six months of 1996, the Company issued $50,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 7.19% and have a weighted average maturity of 6 years. The proceeds were used to reduce borrowings under the Company's bank line of credit.

     In June 1996, the Company issued 3,047,500 shares of common stock in a public offering at a price of $21.125 per share. Proceeds from the offering, net of underwriters' fees and associated expenses were approximately $61,129,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

     At June 30, 1996, the Company had $85,300,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $150,000,000 in aggregate principal amount of medium term notes and (b) up to $33,121,562 of securities including debt, convertible debt, common and preferred stock.

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

                               OTHER INFORMATION

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders was held on April 19, 1996 ("Annual Meeting"). At the Annual Meeting, R. Bruce Andrews and Charles D. Miller were re-elected as directors to serve for a three-year terms until the 1999 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are Milton J. Brock, Jr., David R. Banks, Sam A. Brooks, Jr. and Jack Samuelson.

     At the Annual Meeting, the proposal to amend the Company's Stock Option and Restricted Stock Plan, as set forth in the Company's Proxy Statement dated March 14, 1996, was approved and the selection of Arthur Andersen LLP as independent accountants for the year ending December 31, 1996 was ratified.

     Voting at the Annual Meeting was as follows:

                                                                                    Abstentions
                                                        Votes           Votes        and broker
          Matter                                       cast for      cast against    non-votes
          ------                                      ------------   ------------   -----------
Election of R. Bruce Andrews                           26,036,179         96,321         -
Election of Charles D. Miller                          26,050,360         82,130         -
Amendment to the Company's Stock Option and
   Restricted Stock Plan                               22,325,610      3,582,324      136,422
Ratification of selection of Arthur Andersen LLP       26,065,347         23,636       43,507

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits

            None.

     (b)    Reports on Form 8-K

            During the three-month period ended June 30, 1996, the Company filed a report on Form 8-K dated June 12, 1996 to file exhibits with respect to the Company's public offering of 3,047,500 shares of common stock in June 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1996



                           NATIONWIDE HEALTH PROPERTIES, INC.

                           By  /s/ MARK L. DESMOND
                             ---------------------------------------
                                          Mark L. Desmond
                           Senior Vice President and Chief Financial Officer
                                    (Principal Financial Officer)