Form 10-Q
period 1996-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1996-11-07
CIK 780053

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________to____________________

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

     Shares of registrant's common stock, $.10 par value, outstanding at October 31, 1996 -- 41,781,432.


===============================================================================

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1996


                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I--FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Condensed Consolidated Balance Sheets.......................    2
            Condensed Consolidated Statements of Operations.............    3
            Condensed Consolidated Statements of Cash Flows.............    4
            Notes to Condensed Consolidated Financial Statements........    5

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................    7

PART II--OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K............................    9


                                    PART I

                      NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                    1996                  1995
                                                                                -------------          ------------
                                                                                (UNAUDITED)
                                                                                      (DOLLARS IN THOUSANDS)

Investments in real estate
   Real estate properties:
       Land.............................................................        $  69,207              $  61,748
       Buildings and improvements.......................................          561,602                530,979
                                                                                ---------              ---------
                                                                                  630,809                592,727
   Less accumulated depreciation........................................          (85,826)               (73,722)
                                                                                ---------              ---------
                                                                                  544,983                519,005
   Mortgage loans receivable, net.......................................          155,507                133,226
                                                                                ---------              ---------
                                                                                  700,490                652,231
Cash and cash equivalents...............................................           10,074                  7,937
Receivables.............................................................            4,280                  3,478
Other assets............................................................            8,817                  6,465
                                                                                ---------              ---------
                                                                                $ 723,661              $ 670,111
                                                                                =========              =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY



Bank borrowings.........................................................        $  48,200              $  93,900
Senior unsecured notes due 2000-2015....................................          150,000                100,000
Convertible debentures..................................................           65,000                 65,000
Notes and bonds payable.................................................            9,249                 23,364
Accounts payable and accrued liabilities................................           22,249                 16,025
Stockholders' equity:
  Preferred stock $1.00 par value;  5,000,000 shares authorized; none issued or outstanding
  Common stock $.10 par value; 100,000,000 shares authorized;
   issued and outstanding:  1996 - 41,781,432, 1995 - 38,720,532........            4,178                  3,872
  Capital in excess of par value........................................          462,351                401,438
  Cumulative net income.................................................          285,178                245,135
  Cumulative dividends..................................................         (322,744)              (278,623)
                                                                                ---------              ---------
       Total stockholders' equity.......................................          428,963                371,822
                                                                                ---------              ---------
                                                                                $ 723,661              $ 670,111
                                                                                =========              =========



                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                                             ------------------         -----------------
                                                                             1996       1995            1996      1995
                                                                             ----       ----            ----      ----

Revenues:
  Minimum rent..........................................................     $16,792    $13,946         $49,431   $39,947
  Interest and other income.............................................       4,314      3,669          12,242    10,826
  Additional rent and additional interest...............................       3,198      3,250           8,862     8,909
                                                                             -------    -------         -------   -------
                                                                              24,304     20,865          70,535    59,682
Expenses:
  Depreciation and non-cash charges.....................................       4,198      3,563          12,454    10,246
  Interest and amortization of deferred financing costs.................       4,808      3,637          15,539    10,525
  General and administrative............................................         843        764           2,499     2,356
                                                                             -------    -------         -------   -------
                                                                               9,849      7,964          30,492    23,127
                                                                             -------    -------         -------   -------
Income from operations..................................................      14,455     12,901          40,043    36,555
Gain on sale of facilities..............................................           -        989               -       989
                                                                             -------    -------         -------   -------
Net Income..............................................................     $14,455    $13,890         $40,043   $37,544
                                                                             =======    =======         =======   =======

Net income per share....................................................     $  0.35    $   .36         $  1.00   $  1.00
                                                                             =======    =======         =======   =======

Dividends paid per share................................................     $  0.37    $   .36         $  1.11   $  1.05
                                                                             =======    =======         =======   =======

Weighted average shares outstanding.....................................      41,781     38,720          39,899    37,500
                                                                             =======    =======         =======   =======


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ----------------------
                                                                                          1996         1995
                                                                                       ---------    ---------
Cash flow from operating activities:
    Net income....................................................................     $  40,043    $  37,544
    Depreciation and non-cash charges.............................................        12,453       10,246
    Gain on sale of facilities....................................................             -         (989)
    Amortization of deferred financing costs......................................           573          476
    Net decrease in other assets and liabilities..................................         1,891        3,789
                                                                                       ---------    ---------
         Net cash provided by operating activities................................        54,960       51,066

Cash flow from investing activities:
    Acquisition of real estate properties.........................................       (38,082)     (54,345)
    Disposition of real estate properties.........................................             -        8,940
    Investment in mortgage loans receivable.......................................       (26,350)     (28,680)
    Principal payments on mortgage loans receivable...............................         5,180       11,265
                                                                                       ---------    ---------
         Net cash used in investing activities....................................       (59,252)     (62,820)

Cash flow from financing activities:
    Issuance of common stock......................................................        60,905       35,494
    Bank borrowings...............................................................        96,050      112,400
    Repayment of bank borrowings..................................................      (141,750)    (143,900)
    Issuance of senior debt.......................................................        50,000       56,000
    Dividends paid................................................................       (44,121)     (39,145)
    Principal payments on notes and bonds.........................................       (14,115)      (6,330)
    Other, net....................................................................          (540)        (468)
                                                                                       ---------    ---------
         Net cash provided by financing activities................................         6,429       14,051
                                                                                       ---------    ---------

Increase in cash and cash equivalents.............................................         2,137        2,297
Cash and cash equivalents, beginning of period....................................         7,937        3,742
                                                                                       ---------    ---------

Cash and cash equivalents, end of period..........................................     $  10,074    $   6,039
                                                                                       =========    =========


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

     (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 pursuant to the rules and regulations of the Securities and Exchange Commission. All of such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

    (ii) Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. The effect of common stock options is immaterial, and the effect of convertible debentures is anti-dilutive.

    (iii) In January 1996, the Board of Directors of the Company authorized a two-for-one stock split of the Company's common stock effective March 8, 1996. The financial statements included herein have been restated to reflect the stock split. Additionally, certain amounts in the 1995 financial statements have been reclassified for consistent financial statement presentation.

     (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95 percent of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

     (v) The Company invests in health care related real estate and, as of September 30, 1996, had investments in 224 facilities, including 182 long-term health care facilities, 40 assisted living facilities and 2 rehabilitation hospitals.

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

     (vi) During the nine-month period ended September 30, 1996, the Company acquired five assisted living facilities and three long-term care facilities in seven separate transactions for an aggregate purchase price of approximately $28,347,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

           In addition to the acquisitions, the Company provided new construction financing of approximately $3,200,000 for 4 assisted living facilities and capital improvement funding in the aggregate amount of approximately $6,000,000 in accordance with certain existing lease agreements.

           During the nine-month period ended September 30, 1996, the Company provided two mortgage loans secured by eight long-term health care facilities in the aggregate amount of $21,650,000 and a $3,000,000 note was funded which is cross-collateralized by properties under existing mortgage loans with the Company. Additionally, proceeds of approximately $3,608,000 were received in connection with the repayment of two mortgage loans secured by two long-term health care facilities.

           During the nine months ended September 30, 1996, the Company issued $50,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 7.19% and have a weighted average maturity of 6 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

           In June 1996, the Company issued 3,047,500 shares of common stock in a public offering at a price of $21.125 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $60,988,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              SEPTEMBER 30, 1996
OPERATING RESULTS

     Nine Months 1996 Compared to Nine Months 1995

     Revenues for the nine-months ended September 30, 1996 increased $10,853,000 or 18% over the same period in 1995. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months.

     Total expenses for the nine-month period increased $7,365,000 or 32% over the same period in 1995. The increase is primarily due to increased interest expense as a result of the issuance of fixed rate medium term notes during 1995 and 1996, the proceeds of which were used to repay lower cost variable rate bank debt. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

     Third Quarter 1996 Compared to Third Quarter 1995

     Revenues for the three months ended September 30, 1996 increased $3,439,000 or 16% over the same period in 1995. The increase is primarily due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months.

     Total expenses for the three months ended September 30, 1996 increased $1,885,000 or 24% over the same period in 1995. The increase is attributed to an increase in interest expense due to the issuance of fixed rate medium term notes during 1995 and 1996, the proceeds of which were used to repay lower cost variable rate bank debt. This increase was partially offset by a decrease in interest expense on the Company's bank line of credit due to lower levels of borrowing resulting from paying down bank borrowings with proceeds from the Company's June common stock offering. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last twelve months.

     The Company expects increased rental revenues due to the addition of facilities to its property base in the last twelve months. The Company also expects increased interest income resulting from additional investments in mortgage loans over the last twelve months. The Company also expects increased additional rent and additional interest because the Company's leases and mortgages generally contain provisions under which additional rents or interest income with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased; although, there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended September 30, 1996, the Company acquired five assisted living facilities and three long-term care facilities in seven separate transactions for an aggregate purchase price of approximately $28,347,000. The acquisitions were funded by bank borrowings under the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     In addition to the acquisitions, the Company provided new construction financing of approximately $3,200,000 for 4 assisted living facilities and capital improvement funding in the aggregate amount of approximately $6,000,000 in accordance with certain existing lease agreements. New construction and capital improvements were funded by cash on hand and bank borrowings on the Company's bank line of credit.

     During the nine-month period ended September 30, 1996, the Company provided two mortgage loans secured by eight long-term health care facilities in the aggregate amount of $21,650,000 and a $3,000,000 note was funded which is cross-collateralized by properties under existing mortgage loans with the Company. Additionally, proceeds of approximately $3,608,000 were received in connection with the repayment of two mortgage loans secured by two long-term health care facilities. The loans were funded by bank borrowings under the Company's bank line of credit and cash on hand.

     During the nine months ended September 30, 1996, the Company issued $50,000,000 in medium-term notes. The notes bear fixed interest at a weighted average of 7.19% and have a weighted average maturity of 6 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

     In June 1996, the Company issued 3,047,500 shares of common stock in a public offering at a price of $21.125 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $60,988,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

     At September 30, 1996, the Company had $51,800,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $150,000,000 in aggregate principal amount of medium term notes and (b) up to $33,121,562 of securities including debt, convertible debt, common and preferred stock.

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

ITEM 4.  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 1996



                                    NATIONWIDE HEALTH PROPERTIES, INC.

                                    By  /s/ MARK L. DESMOND
                                      --------------------------------
                                             Mark L. Desmond
                                      Senior Vice President and Chief
                                             Financial Officer
                                       (Principal Financial Officer)