Form 10-K405
period 1996-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1997-03-03
CIK 780053

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from        to

                         Commission file number 1-9028

                      NATIONWIDE HEALTH PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                                       95-3997619
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
    610 NEWPORT CENTER DRIVE, SUITE 1150
          NEWPORT BEACH, CALIFORNIA                                92660
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

      Registrant's telephone number, including area code: (714) 718-4400
          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
        Common Stock, $.10 Par Value                      New York Stock Exchange
    6.25% Convertible Debentures Due 1999                 New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $947,090,000 as of January 31, 1997.

                                  41,803,924
     (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 31, 1997)

  Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 11, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985 (the "Company"), is a real estate investment trust ("REIT") which invests primarily in health care related facilities and provides financing to health care providers. As of December 31, 1996, the Company had investments in 231 facilities located in 30 states. The facilities include 183 long-term health care facilities, 46 assisted living facilities and two rehabilitation hospitals.

  As of December 31, 1996, the Company had direct ownership of 140 long-term health care facilities, 40 assisted living facilities and two rehabilitation hospitals (the "Properties"). All of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases, to 41 health care providers (the "Lessees") including Beverly Enterprises, Inc. ("Beverly"), ARV Assisted Living, Inc., Alternative Living Services, Sun Healthcare Group, Inc., Horizon/CMS Healthcare Corporation, Living Centers of America, Inc., GranCare, Inc., Retirement Care Associates, Inc., Mariner Health Group, Sterling House Corporation, Integrated Health Services, Inc. and HEALTHSOUTH Corporation. Of the Lessees, only Beverly is expected to account for more than 10% of the Company's revenues in 1997.

  The Leases have initial terms ranging from 10 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Most Leases contain cross collateralization and cross default provisions tied to other Leases with the same Lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and leases covering 100 facilities are backed by irrevocable letters of credit or security deposits which cover from 2 to 12 months of monthly minimum rents. Under the terms of the Leases, the Lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of December 31, 1996, the Company held 30 mortgage loans secured by 43 long-term health care facilities and six assisted living facilities. Such loans had an aggregate outstanding principal balance of approximately $169,983,000 and a net book value of approximately $160,464,000 at December 31, 1996. The mortgage loans have individual outstanding principal balances ranging from approximately $733,000 to $17,250,000 and have maturities ranging from 1998 to 2025.

  During 1996, the Company acquired, in 10 separate transactions, 10 assisted living facilities and four long-term health care facilities for an aggregate purchase price of $41,118,000. Additionally, the Company provided three mortgage loans, secured by eight long-term health care facilities and one assisted living facility in an aggregate amount of $26,730,000, and a $3,000,000 note was funded which is cross-colateralized by properties under existing mortgage loans with the Company.

  The Company anticipates providing lease or mortgage financing for health care facilities to qualified operators and acquiring additional health care related facilities, including long-term health care facilities, assisted living facilities, acute care hospitals and medical office buildings. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness.

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

PROPERTIES

  Of the 231 facilities in which the Company has investments, the Company has direct ownership of 140 long-term health care facilities, 40 assisted living facilities and two rehabilitation hospitals. The properties are leased to other parties under terms which require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

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

  The following table sets forth certain information regarding the Company's owned facilities as of December 31, 1996.

                                NUMBER    NUMBER             ANNUAL     1996
                                  OF     OF BEDS/            MINIMUM ADDITIONAL
     FACILITY LOCATION        FACILITIES UNITS(1) INVESTMENT RENT(2)  RENT(2)
     -----------------        ---------- -------- ---------- ------- ----------
Long-Term Health Care
 Facilities:
  Arizona....................      2         274   $  6,076  $   789  $   164
  Arkansas...................      2         397      5,982      666      283
  California.................     10       1,178     34,236    3,959      704
  Colorado...................      1         117      3,116      307        8
  Connecticut................      5         674     14,727    1,486      448
  Florida....................      8       1,173     26,213    2,825      957
  Georgia....................      1         163      7,343      867       70
  Idaho......................      1          64        792       81       56
  Illinois...................      2         224      5,549      701      139
  Indiana....................      8       1,078     30,535    3,492      764
  Kansas.....................      8         644     11,804    1,216      223
  Maryland...................      4         740     22,057    2,634    1,055
  Massachusetts..............     10       1,015     35,135    3,804      366
  Minnesota..................      9       1,122     29,629    3,621    1,024
  Missouri...................      1         108      2,740      337       93
  Nevada.....................      1         140      4,034      480       79
  New Jersey.................      1         180      6,809      749      129
  North Carolina.............      1         150      2,360      294      159
  Ohio.......................      6         811     29,537    2,740      527
  Oklahoma...................      3         253      3,939      404       91
  Oregon.....................      4         356      6,760      833      284
  Tennessee..................      8         882     24,389    2,546      179
  Texas......................     26       3,009     55,607    6,101    1,538
  Virginia...................      4         613     18,568    2,291      732
  Washington.................      5         506     18,527    1,903      210
  Wisconsin..................      9         957     21,169    2,301      956
                                 ---      ------   --------  -------  -------
    Subtotals................    140      16,828    427,633   47,427   11,238
                                 ---      ------   --------  -------  -------
Assisted Living Facilities:
  Alabama....................      2         166      5,952      594        2
  Arizona....................      1          90      4,449      444      --
  California.................     13       1,686     77,274    7,855       91
  Colorado...................      3         377     19,266    1,877      --
  Florida....................      4         498     21,153    2,136        1
  Idaho......................      1          80     10,016      597      --
  Michigan...................      1         144      7,239      810       29
  Ohio.......................      1         121      4,238      479        8
  Oklahoma...................      1         113      4,771      454       18
  Oregon.....................      6         460     24,069    2,364      --
  Tennessee..................      1          48      2,901      274        3
  Texas......................      5         240     10,890    1,031       18
  Washington.................      1         128      6,164      600      --
                                 ---      ------   --------  -------  -------
    Subtotals................     40       4,151    198,382   19,515      170
                                 ---      ------   --------  -------  -------
Rehabilitation Hospitals:
  Arizona....................      2         116     16,826    1,770      230
                                 ---      ------   --------  -------  -------
Construction in Progress.....    --          --       9,168      --       --
                                 ---      ------   --------  -------  -------
TOTAL ALL OWNED FACILITIES...    182      21,095   $652,009  $68,712  $11,638
                                 ===      ======   ========  =======  =======

-------
(1) Assisted living facilities are measured in units, all other facilities are measured by bed count.
(2) Annual Minimum Rent (as defined in the Leases) for each of the Company's owned properties. Additional rent, generally contingent upon increases in the facility net patient revenues in excess of a base amount and/or increases in the Consumer Price Index, may also be paid. The 1996 additional rent amounts reflect additional rent accrued in 1996.

  As of December 31, 1996, 45 of the Company's 182 owned facilities were being leased to and operated by subsidiaries of Beverly. Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 24 properties operated by such parties. The Company expects that as new facilities are acquired, an increasing percentage of its facilities will be leased to operators unaffiliated with Beverly. For additional financial information regarding Beverly, see Appendix 1 attached as part of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer of the Company is appointed by its Board of Directors, serves at the pleasure of the Board and holds office until a successor is elected, or until the earliest of death, resignation or removal. There is no "family relationship" between any of the named executive officers or any director of the Company. All information is given as of January 31, 1997.

        NAME                                    POSITION                      AGE
        ----                                    --------                      ---
   Milton J. Brock, Jr. ... Chairman of the Board                              81
   R. Bruce Andrews........ President and Chief Executive Officer              56
   T. Andrew Stokes........ Senior Vice President of Corporate Development     48
   Mark L. Desmond......... Senior Vice President and Chief Financial Officer  38
   Gary E. Stark........... Vice President and General Counsel                 41
   John J. Sheehan, Jr. ... Vice President of Corporate Development            38

  MILTON J. BROCK, JR.--Chairman of the Board of the Company since September 1989 and a director of the Company since its inception. Mr. Brock served as President and Chief Executive Officer of the Company from June 1988 to September 1989. Mr. Brock began his career in 1940 with M. J. Brock & Sons, Inc., a real estate contractor and developer and was elected President in 1959, Chairman and Chief Executive Officer in 1973 and Chairman Emeritus upon his retirement in 1985. Mr. Brock was a director of Bank of America REIT (now BRE Properties) from its inception until his retirement in 1985, and had served for 26 years as a director of Hollywood Presbyterian Medical Center.

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

  MARK L. DESMOND--Senior Vice President and Chief Financial Officer of the Company since January 1996. Mr. Desmond was Vice President and Treasurer of the Company from May 1990 to December 1995 and Controller, Chief Accounting Officer and Assistant Treasurer of the Company from June 1988 to April 1990. From 1986 until joining the Company, Mr. Desmond held various accounting positions with Beverly, an operator of nursing facilities, pharmacies and pharmacy related outlets.

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

  JOHN J. SHEEHAN, JR.--Vice President of Corporate Development of the Company since February 1996. From September 1987 through April 1990, Mr. Sheehan served as Director of Asset Management for Southmark Corporation, a real estate syndication company. From April 1990 until joining the Company, Mr. Sheehan was Vice President, Mortgage Finance for Life Care Centers of America, an operator and manager of nursing facilities.

EMPLOYEES

  As of January 31, 1997, the Company employed ten full-time employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. It has been the Company's policy to declare quarterly dividends to holders of the Company's common stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of the Company's common stock from January 1, 1995 to December 31, 1996 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods.

                                                       HIGH      LOW    DIVIDEND
                                                     -------- --------- --------
   1996
     First quarter.................................. $22 3/8  $20 3/4     $.37
     Second quarter.................................  21 7/8   19 1/2      .37
     Third quarter..................................  23 1/4   21 1/4      .37
     Fourth quarter.................................  24 1/4   21 1/4      .37
   1995
     First quarter.................................. $18 3/4  $17 7/16    $.34
     Second quarter.................................  19 1/2   17 13/16    .35
     Third quarter..................................  20 9/16  19          .36
     Fourth quarter.................................  21 1/16  19 1/4      .36

  As of January 31, 1997 there were approximately 1,300 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected financial data with respect to the Company. Certain of this financial data has been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". Reference is made to Note 3 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.

                                       YEARS ENDED DECEMBER 31,
                             -------------------------------------------------
                               1996      1995       1994      1993      1992
                             --------  ---------  --------  --------  --------
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA:
Total revenues.............. $ 95,776  $  81,039  $ 69,985  $ 60,385  $ 49,807
Income from operations......   54,944     49,382    44,813    40,996    29,543
Gain on sale of facilities..      --         989       --        --        138
Extraordinary charge(1).....      --         --        --     (2,004)      --
Net income..................   54,944     50,371    44,813    38,992    29,681
Dividends paid..............   59,581     53,182    47,751    42,883    33,349
PER SHARE DATA:
Income from operations...... $   1.36  $    1.31  $   1.23  $   1.17  $    .99
Net income..................     1.36       1.33      1.23      1.11      1.00
Dividends paid..............     1.48       1.41      1.31      1.21      1.11
BALANCE SHEET DATA:
Investments in real estate,
 net........................ $722,506  $ 652,231  $501,862  $428,473  $380,539
Total assets................  744,984    670,111   513,809   440,165   396,664
Senior unsecured notes due
 2000-2015..................  190,000    100,000       --        --        --
Bank borrowings.............   32,300     93,900    80,200     3,800     9,950
Convertible debentures......   64,920     65,000    67,690    73,609    44,455
Notes and bonds payable.....    9,229     23,364    20,520    23,047    32,116
Stockholders' equity........  428,588    371,822   336,106   332,927   301,895
OTHER DATA:
Net cash provided by
 operating activities....... $ 74,129  $  66,972  $ 56,756  $ 49,725  $ 38,207
Net cash used in investing
 activities.................  (85,034)  (151,476)  (83,185)  (56,261)  (96,719)
Net cash provided by
 financing activities.......   14,677     88,699    26,544     1,882    56,837
Funds from operations(2)....   71,667     63,267    57,057    51,111    38,762
Weighted average shares
 outstanding................   40,373     37,808    36,356    35,188    29,734

--------
(1) The Company incurred an extraordinary charge representing the write-off of unamortized deferred financing costs and fees in connection with the prepayment of a substantial portion of the Company's secured debt.

(2) Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. The Company therefore discloses funds from operations, although it is a measurement that is not defined by generally accepted accounting principles. The Company uses the NAREIT measure of funds from operations, which is generally defined as income before extraordinary items plus certain non-cash items, primarily real estate depreciation, less gains on sales of facilities. The NAREIT measure may not be comparable to similarly titled measures used by other REITs. Consequently, the Company's funds from operations may not provide a meaningful measure of the Company's performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

  During 1996, the Company acquired 10 assisted living facilities and four long-term health care facilities in 10 separate and independent transactions for an aggregate purchase price of approximately $41,118,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases. Additionally, the Company provided three mortgage loans secured by eight long-term health care facilities and one assisted living facility in the aggregate amount of $26,730,000 and a $3,000,000 note was funded which is cross-collateralized by properties under existing mortgage loans with the Company. Such mortgages were funded by bank borrowings on the Company's bank line of credit and cash on hand. In addition, the Company received principal repayments of approximately $3,608,000 in connection with the maturity of two mortgage loans secured by two long-term health care facilities. The proceeds were used to repay bank borrowings.

  In addition to the acquisitions, the Company provided new construction financing of approximately $8,105,000 for two long-term health care facilities and five assisted living facilities and capital improvement funding in the aggregate amount of approximately $9,077,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

  During 1996, the Company issued $90,000,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average interest rate of 7.17% and have a weighted average maturity of 7.8 years. The proceeds were used to repay borrowings on the Company's bank line of credit.

  In June 1996, the Company issued 3,047,500 shares of common stock in a public offering at a price of $21.125 per share. Proceeds from the offering, net of underwriters' fees and associated expenses, were approximately $60,987,000. The net proceeds were used to repay borrowings under the Company's bank line of credit.

  At December 31, 1996, the Company had $67,700,000 available under its $100,000,000 bank line of credit. The Company also had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $110,000,000 in aggregate principal amount of medium-term notes and (b) up to $333,122,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

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

STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

  Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the health industry, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities.

OPERATING RESULTS

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Revenues increased $14,737,000, or 18% in 1996 as compared to 1995. The increase was primarily due to increased minimum rent and interest income resulting from investments in 21 additional facilities during 1996, combined with a full year of revenues earned by investments in additional facilities in 1995. The increase was also attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and/or increases in the Consumer Price Index.

  Total expenses increased $9,175,000, or 29% in 1996 as compared to 1995. The increase was primarily due to increased interest expense as a result of the issuance of $90,000,000 in medium term notes during 1996 and the issuance of $100,000,000 in medium term notes during 1995. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in 1996 and 1995.

  The Company expects increased rental revenues due to the addition of facilities to its property base in the last twelve months. The Company also expects increased interest income resulting from additional investments in mortgage loans over the last twelve months. The Company also expects increased additional rent and additional interest because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased; although, there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Revenues increased $11,054,000, or 16% in 1995 as compared to 1994. The increase was primarily due to increased minimum rent and interest income resulting from the addition of 33 facilities during 1995, combined with a full year of revenues earned by facilities acquired in 1994. The increase was also attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and/or the Consumer Price Index.

  Total expenses increased $6,485,000, or 26% in 1995 as compared to 1994. The increase was primarily due to increased interest expense as a result of increased borrowings on the Company's bank line of credit and the issuance of $100,000,000 in medium term notes during 1995. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in the last 12 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Report of Independent Public Accountants................................  11
    Consolidated Balance Sheets.............................................  12
    Consolidated Statements of Operations...................................  13
    Consolidated Statements of Stockholders' Equity.........................  14
    Consolidated Statements of Cash Flows...................................  15
    Notes to Consolidated Financial Statements..............................  16

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of
 Nationwide Health Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
January 17, 1997

                       NATIONWIDE HEALTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS)
                                     ASSETS

Investments in real estate
  Real estate properties:
    Land.................................................... $ 75,252  $ 61,748
    Buildings and improvements..............................  576,757   530,979
                                                             --------  --------
                                                              652,009   592,727
    Less accumulated depreciation...........................  (89,967)  (73,722)
                                                             --------  --------
                                                              562,042   519,005
  Mortgage loans receivable, net............................  160,464   133,226
                                                             --------  --------
                                                              722,506   652,231
Cash and cash equivalents...................................   11,709     7,937
Receivables.................................................    4,321     3,478
Other assets................................................    6,448     6,465
                                                             --------  --------
                                                             $744,984  $670,111
                                                             ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings.......................................... $  32,300  $  93,900
Senior notes due 2000-2015...............................   190,000    100,000
Convertible debentures...................................    64,920     65,000
Notes and bonds payable..................................     9,229     23,364
Accounts payable and accrued liabilities.................    19,947     16,025
Commitments and contingencies
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; none issued or outstanding................       --         --
  Common stock $.10 par value; 100,000,000 shares
   authorized; issued and outstanding: 41,785,001 and
   38,720,532 as of December 31, 1996 and 1995,
   respectively..........................................     4,179      3,872
  Capital in excess of par value.........................   462,534    401,438
  Cumulative net income..................................   300,079    245,135
  Cumulative dividends...................................  (338,204)  (278,623)
                                                          ---------  ---------
      Total stockholders' equity.........................   428,588    371,822
                                                          ---------  ---------
                                                          $ 744,984  $ 670,111
                                                          =========  =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         YEARS ENDED DECEMBER
                                                                  31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
Revenues:
  Minimum rent......................................... $66,536 $54,504 $47,805
  Interest and other income............................  17,104  14,759  12,413
  Additional rent and additional interest..............  12,136  11,776   9,767
                                                        ------- ------- -------
                                                         95,776  81,039  69,985
Expenses:
  Depreciation and non-cash charges....................  16,723  13,885  12,244
  Interest and amortization of deferred financing
   costs...............................................  20,797  14,628   9,921
  General and administrative...........................   3,312   3,144   3,007
                                                        ------- ------- -------
                                                         40,832  31,657  25,172
                                                        ------- ------- -------
Income before gain on sale of facilities...............  54,944  49,382  44,813
Gain on sale of facilities.............................     --      989     --
                                                        ------- ------- -------
Net income............................................. $54,944 $50,371 $44,813
                                                        ======= ======= =======
Per share amounts:
  Income before gain on sale of facilities............. $  1.36 $  1.31 $  1.23
                                                        ======= ======= =======
  Net income........................................... $  1.36 $  1.33 $  1.23
                                                        ======= ======= =======
Weighted average shares outstanding....................  40,373  37,808  36,356
                                                        ======= ======= =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                          COMMON STOCK  CAPITAL IN                            TOTAL
                          ------------- EXCESS OF  CUMULATIVE CUMULATIVE  STOCKHOLDERS'
                          SHARES AMOUNT PAR VALUE  NET INCOME DIVIDENDS      EQUITY
                          ------ ------ ---------- ---------- ----------  -------------
Balances at December 31,
 1993...................  35,960 $3,594  $357,072   $149,951  $(177,690)    $332,927
  Issuance of stock.....      26      6       252        --         --           258
  Exercise of stock
   options..............      26      2       148        --         --           150
  Conversion of
   debentures...........     464     46     5,663        --         --         5,709
  Net income............     --     --        --      44,813        --        44,813
  Dividends.............     --     --        --         --     (47,751)     (47,751)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1994...................  36,476  3,648   363,135    194,764   (225,441)     336,106
  Issuance of stock.....   2,032    203    35,714        --         --        35,917
  Exercise of stock
   options..............       2    --         10        --         --            10
  Conversion of
   debentures...........     210     21     2,579        --         --         2,600
  Net income............     --     --        --      50,371        --        50,371
  Dividends.............     --     --        --         --     (53,182)     (53,182)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1995...................  38,720  3,872   401,438    245,135   (278,623)     371,822
  Issuance of stock.....   3,058    306    60,999        --         --        61,305
  Exercise of stock
   options..............       3    --         19        --         --            19
  Conversion of
   debentures...........       4      1        78        --         --            79
  Net income............     --     --        --      54,944        --        54,944
  Dividends.............     --     --        --         --     (59,581)     (59,581)
                          ------ ------  --------   --------  ---------     --------
Balances at December 31,
 1996...................  41,785 $4,179  $462,534   $300,079  $(338,204)    $428,588
                          ====== ======  ========   ========  =========     ========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  --------
Cash flows from operating activities:
  Net income...................................  $  54,944  $  50,371  $ 44,813
  Depreciation and non-cash charges............     16,723     13,885    12,244
  Gain on sale of facilities...................        --        (989)      --
  Amortization of deferred financing costs.....        772        490       585
  Net (increase) decrease in other assets and
   liabilities.................................      1,690      3,215      (886)
                                                 ---------  ---------  --------
    Net cash provided by operating activities..     74,129     66,972    56,756
Cash flows from investing activities:
  Acquisition of real estate properties........    (59,282)  (136,783)  (62,768)
  Disposition of real estate properties........        --       8,940       --
  Investment in mortgage loans receivable......    (31,430)   (35,437)  (30,289)
  Principal payments on mortgage loans
   receivable..................................      5,678     11,804     9,872
                                                 ---------  ---------  --------
    Net cash used in investing activities......    (85,034)  (151,476)  (83,185)
Cash flows from financing activities:
  Bank borrowings..............................    132,450    205,600   126,700
  Repayment of bank borrowings.................   (194,050)  (191,900)  (50,300)
  Issuance of common stock, net................     60,903     35,494       117
  Issuance of senior unsecured debt............     90,000    100,000       --
  Principal payments on notes and bonds
   payable.....................................    (14,135)    (6,460)   (2,074)
  Dividends paid...............................    (59,581)   (53,182)  (47,751)
  Deferred financing costs.....................       (910)      (853)     (148)
                                                 ---------  ---------  --------
    Net cash provided by financing activities..     14,677     88,699    26,544
                                                 ---------  ---------  --------
Increase in cash and cash equivalents..........      3,772      4,195       115
Cash and cash equivalents, beginning of period.      7,937      3,742     3,627
                                                 ---------  ---------  --------
Cash and cash equivalents, end of period.......  $  11,709  $   7,937  $  3,742
                                                 =========  =========  ========
Supplemental schedule of cash flow information:
  Cash interest paid...........................  $  12,721  $  12,680  $  9,102
                                                 =========  =========  ========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION

  Nationwide Health Properties, Inc. (the "Company") was incorporated on October 14, 1985 in the State of Maryland. The Company operates as a real estate investment trust specializing in investments in health care related properties and as of December 31, 1996 had investments in 231 health care facilities, consisting of 183 long-term health care facilities, 46 assisted living facilities and two rehabilitation hospitals. At December 31, 1996, the Company owned 140 long-term health care facilities, 40 assisted living facilities and two rehabilitation hospitals and held 30 mortgage loans secured by 43 long-term health care facilities and six assisted living facilities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investment in its majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

 Stock Split & Reclassifications

  On January 19, 1996, the Board of Directors of Nationwide Health Properties, Inc. authorized a two-for-one split of the Company's common stock effective on March 8, 1996. The financial statements included herein have been restated to reflect the stock split. Additionally, certain amounts in the 1995 and 1994 financial statements have been reclassified for consistent financial statement presentation.

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

 Federal Income Taxes

  The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95% of its real estate investment trust taxable income to its stockholders. Accordingly, the Company will not be subject to Federal income taxes on its income which is distributed to stockholders. Therefore, no provisions for Federal income taxes have been made in the Company's financial statements. The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as of December 31, 1996 is approximately ($659,000).

                      NATIONWIDE HEALTH PROPERTIES, INC.

 Revenue Recognition

  Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with generally accepted accounting principles. There are no step rent provisions in any of the lease agreements. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages.

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

 Impact of New Accounting Pronouncement

  The Company has adopted Statement of Accounting Standards ("SFAS") No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of in 1996. The adoption of SFAS No. 121 has not materially impacted the Company's financial statements.

3. REAL ESTATE PROPERTIES

  All of the Company's owned facilities are leased under "net" leases which are accounted for as operating leases. The leases have initial terms ranging from 10 to 19 years, and the leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts and/or increases in the Consumers Price Index. The base amounts, in most cases, are net patient revenues for the first year of the lease. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of minimum rent. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

                      NATIONWIDE HEALTH PROPERTIES, INC.

  Minimum future rentals on non-cancelable leases as of December 31, 1996 are as follows:

                                              MINIMUM
            YEAR                              RENTALS
            ----                           --------------
                                           (IN THOUSANDS)
            1997..........................    $68,383
            1998..........................     66,191
            1999..........................     63,157
            2000..........................     49,926
            2001..........................     41,835
            2002..........................     36,238
            2003..........................     33,792
            2004..........................     30,069
            2005..........................     25,608
            2006..........................     20,085
            Thereafter....................     52,085

  During 1996, the Company acquired 10 assisted living facilities and four long-term health care facilities in 10 separate and independent transactions for an aggregate purchase price of $41,118,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand.

  In addition to the acquisitions, the Company provided new construction financing of approximately $8,105,000 for two long-term health care facilities and five assisted living facilities and capital improvement funding in the aggregate amount of approximately $9,077,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

                       NATIONWIDE HEALTH PROPERTIES, INC.

  The following table lists the Company's real estate properties as of December 31, 1996:

                              NUMBER                                                    NOTES AND
                                OF             BUILDINGS AND     TOTAL     ACCUMULATED    BONDS
FACILITY TYPE AND LOCATION  FACILITIES  LAND   IMPROVEMENTS  INVESTMENT(1) DEPRECIATION  PAYABLE
--------------------------  ---------- ------- ------------- ------------- ------------ ---------
                                                (DOLLAR AMOUNTS IN THOUSANDS)
LONG-TERM HEALTH CARE
 FACILITIES:
  Arizona.................       2     $   833   $  5,243      $  6,076      $ 1,178     $  --
  Arkansas................       2         209      5,773         5,982        1,718        --
  California..............      10       7,753     26,483        34,236        3,582        --
  Colorado................       1         400      2,716         3,116          249        --
  Connecticut.............       5       1,465     13,262        14,727        2,821        --
  Florida.................       8       2,684     23,529        26,213        4,786        --
  Georgia.................       1         801      6,542         7,343          659        --
  Idaho...................       1          15        777           792          194        --
  Illinois................       2         157      5,392         5,549          974        --
  Indiana.................       8         898     29,637        30,535        5,018        --
  Kansas..................       8         517     11,287        11,804        1,706        --
  Maryland................       4         845     21,212        22,057        6,305        --
  Massachusetts...........      10       5,518     29,617        35,135        4,677        --
  Minnesota...............       9       1,545     28,084        29,629       10,217        --
  Missouri................       1          51      2,689         2,740          846        --
  Nevada..................       1         740      3,294         4,034          432        --
  New Jersey..............       1         360      6,449         6,809        2,535        --
  North Carolina..........       1         116      2,244         2,360          706        --
  Ohio....................       6       1,316     28,221        29,537        5,837        --
  Oklahoma................       3          98      3,841         3,939          955        --
  Oregon..................       4         435      6,325         6,760        1,989        --
  Tennessee...............       8       1,040     23,349        24,389        2,304        --
  Texas...................      26       4,805     50,802        55,607        8,753        --
  Virginia................       4       1,036     17,532        18,568        5,513        --
  Washington..............       5       2,350     16,177        18,527        1,764        --
  Wisconsin...............       9       1,621     19,548        21,169        5,824        --
                               ---     -------   --------      --------      -------     ------
    Subtotals.............     140      37,608    390,025       427,633       81,542        --
                               ---     -------   --------      --------      -------     ------
ASSISTED LIVING
 FACILITIES:
  Alabama.................       2       1,681      4,271         5,952           33        --
  Arizona.................       1         519      3,930         4,449           49        --
  California..............      13      15,655     61,619        77,274        2,727        --
  Colorado................       3       1,936     17,330        19,266          508        --
  Florida.................       4       4,096     17,057        21,153          463        --
  Idaho...................       1         544      9,472        10,016          140        --
  Michigan................       1         300      6,939         7,239          364        --
  Ohio....................       1         225      4,013         4,238          210        --
  Oklahoma................       1         392      4,379         4,771          365        --
  Oregon..................       6       2,078     21,991        24,069          623      9,229
  Tennessee...............       1         600      2,301         2,901           91        --
  Texas...................       5         895      9,995        10,890          351        --
  Washington..............       1         172      5,992         6,164          169        --
                               ---     -------   --------      --------      -------     ------
    Subtotals.............      40      29,093    169,289       198,382        6,093      9,229
                               ---     -------   --------      --------      -------     ------
REHABILITATION HOSPITALS:
  Arizona.................       2       1,517     15,309        16,826        2,332        --
                               ---     -------   --------      --------      -------     ------
CONSTRUCTION IN PROGRESS..      --       7,034      2,134         9,168          --         --
                               ---     -------   --------      --------      -------     ------
 TOTAL OWNED FACILITIES.....   182     $75,252   $576,757      $652,009      $89,967     $9,229
                               ===     =======   ========      ========      =======     ======

--------
(1) Also represents the approximate aggregate cost for Federal income tax purposes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

4. MORTGAGE LOANS RECEIVABLE

  During 1996, the Company provided three mortgage loans, secured by eight long-term health care facilities and one assisted living facility in an aggregate amount of $26,730,000, and a $3,000,000 note was funded which is cross-collateralized by properties under existing mortgage loans with the Company. Additionally, proceeds of approximately $3,608,000 were received in connection with the repayment of two mortgage loans secured by two long-term health care facilities. At December 31, 1996, the Company had 30 mortgage loans receivable secured by 43 long-term health care facilities and six assisted living facilities. The loans have an aggregate principal balance of approximately $169,984,000 and are reflected in the Company's financial statements net of an aggregate discount of approximately $9,520,000. The principal balances of mortgage loans receivable as of December 31, 1996 mature approximately as follows: $2,052,000 in 1997, $8,754,000 in 1998, $2,234,000 in 1999, $2,386,000 in 2000, $2,657,000 in 2001 and $151,901,000 thereafter.

  The following table lists the Company's mortgage loans receivable at December 31, 1996:

                           NUMBER             FINAL   ESTIMATED  ORIGINAL FACE   CARRYING
                             OF     INTEREST MATURITY  BALLOON     AMOUNT OF    AMOUNT OF
 LOCATION OF FACILITIES  FACILITIES   RATE     DATE   PAYMENT(1)   MORTGAGES   MORTGAGES(2)
 ----------------------  ---------- -------- -------- ---------- ------------- ------------
                                               (DOLLARS IN THOUSANDS)
LONG-TERM HEALTH CARE
 FACILITIES:
  Arkansas..............      3      10.00%   12/06    $ 4,945     $  5,500      $  5,020
  California............      1      10.00%   05/25      1,489        8,200         8,200
  California............      1       7.58%   05/98      3,223        3,600         3,013
  California............      1       7.58%   05/98      2,193        2,425         2,047
  California............      3       9.50%   03/09      8,233       12,000        11,662
  Florida...............      1      10.35%   07/03        --         4,400         1,392
  Florida...............      1      11.25%   07/06      4,432        4,400         4,400
  Illinois..............      1       9.00%   01/24        --         9,500         7,709
  Indiana...............      1      10.35%   07/03        --           785           779
  Kansas................      1       9.07%   09/98      1,260        1,550         1,292
  Louisiana.............      1      10.89%   04/15      2,429        3,850         3,850
  Maryland..............      1      10.90%   06/21        --         6,900         7,497
  Massachusetts.........      1       8.75%   02/24        --         9,000         7,033
  Michigan..............      3      11.40%   12/06      6,846        7,817         7,121
  Michigan..............      2      11.25%   06/03      2,535        3,000         2,757
  Michigan..............      1      10.40%   01/05      1,519        1,800         1,716
  Missouri..............      7      10.33%   08/11     17,250       17,250        17,250
  South Dakota..........      1       9.95%   05/05        --         4,275         1,127
  Texas.................      1      10.13%   01/04        633        1,460           940
  Texas.................      2      10.85%   01/02      1,963        2,519         2,229
  Texas.................      3      10.75%   06/03      4,120        4,700         4,189
  Virginia..............      1      10.50%   04/13     10,192       16,250        16,082
  Washington............      4      11.00%   10/19        113        6,000         5,891
  Wisconsin.............      1       9.95%   05/05        --         1,350           733
                            ---                        -------     --------      --------
    Subtotals...........     43                         73,375      138,531       123,929
                            ---                        -------     --------      --------

                      NATIONWIDE HEALTH PROPERTIES, INC.

                           NUMBER             FINAL   ESTIMATED  ORIGINAL FACE   CARRYING
                             OF     INTEREST MATURITY  BALLOON     AMOUNT OF    AMOUNT OF
 LOCATION OF FACILITIES  FACILITIES   RATE     DATE   PAYMENT(1)   MORTGAGES   MORTGAGES(2)
 ----------------------  ---------- -------- -------- ---------- ------------- ------------
                                               (DOLLARS IN THOUSANDS)
ASSISTED LIVING
 FACILITIES:
  Florida...............      1      10.19%   11/06    $ 5,131     $  5,500      $  5,080
  Florida...............      2      10.31%   09/20        --         7,230         7,230
  Massachusetts.........      1       9.52%   06/23        --         9,400         9,400
  Oklahoma..............      1       9.55%   03/24        --         8,950         8,268
  Washington............      1       9.95%   12/15      6,456        6,557         6,557
                            ---                        -------     --------      --------
    Subtotals...........      6                         11,587       37,637        36,535
                            ---                        -------     --------      --------
      Total.............     49                        $84,962     $176,168      $160,464
                            ===                        =======     ========      ========

--------
(1) Most loans require monthly principal and interest payments at level amounts over life to maturity. Some loans are adjustable rate mortgages with varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Five of the loans have decreasing principal and interest payments over the life of the loans. Most loans require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield the Company would have earned if prepayment had not occurred. Seven loans have a provision that no prepayments are acceptable.

(2) The aggregate cost for federal income tax purposes is approximately $164,094,000.

  The following table summarizes the changes in mortgage loans receivable during 1996, 1995 and 1994:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Balance at January 1,.......................... $133,226  $105,824  $ 83,303
     New mortgage loans...........................   31,430    37,544    30,289
     Accretion of discount on loans...............    1,486     1,662     2,104
     Collection of principal......................   (5,678)  (11,804)   (9,872)
                                                   --------  --------  --------
   Balance at December 31,........................ $160,464  $133,226  $105,824
                                                   ========  ========  ========

5. BANK BORROWINGS

  The Company has a $100,000,000 unsecured credit agreement with certain banks. The terms of the bank line of credit include an option to automatically extend the bank line of credit to a three year maturity with concurrence of the bank group. The Company exercised such option and the terms of the bank line of credit were amended in January 1996 to extend the maturity date an additional year to March 31, 1999. At the option of the Company, borrowings under the agreement bear interest at prime or LIBOR plus 90 basis points. The Company pays a facility fee of one-fourth of 1% per annum on the total commitment under the agreement.

  Under covenants contained in the credit agreement, the Company is required to maintain: (i) a minimum net worth of $300,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.0 to 1.0; and (iii) a ratio of total liabilities to net worth of not more than 1.1 to 1.0.

                      NATIONWIDE HEALTH PROPERTIES, INC.

6. NOTES AND BONDS PAYABLE

  Notes and bonds payable are due through the year 2024, at interest rates ranging from 8.6% to 10.9% and are secured by real estate properties with an aggregate net book value as of December 31, 1996 of approximately $10,474,000. The principal balances of the notes and bonds payable as of December 31, 1996 mature approximately as follows: $82,000 in 1997, $90,000 in 1998, $99,000 in 1999, $109,000 in 2000, $120,000 in 2001, and $8,729,000 thereafter.

7. SENIOR UNSECURED NOTES DUE 2000-2015

  During 1996, the Company issued $90,000,000 in aggregate principal amount of medium term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 1996 was $190,000,000. The weighted average interest rate on the Senior Notes was 7.5% and the weighted average maturity was 7.5 years. The principal balances of the Senior Notes as of December 31, 1996 mature approximately as follows: $30,000,000 in the year 2000, $38,000,000 in 2001 and $122,000,000 thereafter.

8. CONVERTIBLE DEBENTURES

  During 1993, the Company issued $65,000,000 of 6.25% unsecured convertible debentures due January 1, 1999. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $22.4125 per share. During 1996, $80,000 of such debentures converted into 3,569 shares of common stock.

9. STOCK INCENTIVE PLAN

  Under the terms of a stock incentive plan (the "Plan"), the Company has reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, the Company may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. The Company accounts for the Plan under APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net income and net income per share in 1996, the only year in the three years ending December 31, 1996 in which stock options were granted, would have been the following pro forma amounts:

       Net income:
         As reported................................................ $54,944,000
         Pro forma.................................................. $54,867,000
       Net income per share:
         As reported................................................ $      1.36
         Pro forma.................................................. $      1.36

  Because the pro forma calculation reflects only amounts attributable to options granted since January 1, 1995, future pro forma affects may not be comparable to those above.

                      NATIONWIDE HEALTH PROPERTIES, INC.

  A summary of the status of the Plan at December 31, 1996, 1995 and 1994 and changes during the years then ended is as follows:

                                     1996             1995            1994
                               ---------------- ---------------- ---------------
                                       WEIGHTED         WEIGHTED        WEIGHTED
                                       AVERAGE          AVERAGE         AVERAGE
                                       EXERCISE         EXERCISE        EXERCISE
                               SHARES   PRICE   SHARES   PRICE   SHARES  PRICE
                               ------- -------- ------- -------- ------ --------
Options:
  Outstanding at beginning of
   year......................    3,400 $ 5.625    5,200 $ 5.625  32,000 $ 5.625
  Granted....................   89,000  20.78       --      --      --      --
  Exercised..................    3,400   5.625    1,800   5.625  26,800   5.625
  Forfeited..................      --      --       --      --      --      --
  Expired....................      --      --       --      --      --      --
                               -------          -------          ------
Outstanding at end of year...   89,000  20.78     3,400   5.625   5,200   5.625
                               =======          =======          ======
Exercisable at end of year...      --      --     3,400   5.625   5,200   5.625
Weighted average fair value
 of options granted..........       $2.77             $--             $--
Restricted Stock:
  Outstanding at beginning of
   year......................  103,900           81,300          52,900
  Awarded....................   10,000           32,200          28,400
  Vested.....................    4,800            9,600             --
  Forfeited..................      --               --              --
                               -------          -------          ------
Outstanding at end of year...  109,100          103,900          81,300
                               =======          =======          ======
Weighted average fair value
 of restricted stock awarded.       $20.88           $18.19          $17.81

  Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of the Company's common stock on the date of grant. Options at December 31, 1996 have a weighted average contractual life of 9 years.

  The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: risk free rate of return: 6.43%; dividend yield: 7.13%; option term: 10 years; volatility: 22.78%.

  The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 1996, 1995 and 1994 related to restricted stock awards was approximately $372,000, $379,000 and $292,000, respectively.

  Awards of dividend equivalents are related to the 1996 stock option grants and a total of 89,000 dividend equivalents were awarded in 1996. Such dividend equivalents are payable in cash, until such time as the corresponding stock option is exercised, based upon a formula. That formula depends on the Company's performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other companies comprising a general index of real estate investment trusts. Dividend equivalents would be earned depending upon the Company's actual performance, as follows: 50th percentile: 25% of award; 60th percentile: 50% of

                      NATIONWIDE HEALTH PROPERTIES, INC.

award; 70th percentile: 75% of award; 80th percentile: 100% of award. Due to the uncertainty of the ultimate payment of dividend equivalents, no compensation expense was recorded during 1996 with respect to dividend equivalents. Compensation expense will be recognized when and if the performance criteria are met.

  No stock appreciation rights have been issued under the Plan.

10. PENSION PLAN

  During 1991, the Company adopted an unfunded benefit pension plan covering the current non-employee members of its board of directors upon completion of five years of service on the board. The benefits, limited to the number of years of service on the board, are based upon the then current annual retainer in effect.

  The following tables set forth the amounts recognized in the Company's financial statements:

                                                               DECEMBER 31,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
   Actuarial present value of benefit obligations:
     Vested benefit obligation.............................. $694,000  $679,000
                                                             ========  ========
     Accumulated benefit obligation......................... $723,000  $706,000
                                                             ========  ========
   Projected benefit obligation............................. $780,000  $756,000
   Unrecognized prior service cost..........................  129,000   156,000
   Unrecognized net (gain) or loss..........................  (38,000)   55,000
                                                             --------  --------
   Accrued pension cost..................................... $689,000  $545,000
                                                             ========  ========

  Net pension cost for the year included the following components:

                                                       1996     1995     1994
                                                     -------- -------- --------
   Current service cost............................. $ 87,000 $ 73,000 $ 62,000
   Interest cost....................................   53,000   48,000   38,000
   Amortization of prior service cost...............   27,000   27,000   27,000
                                                     -------- -------- --------
   Net periodic pension cost........................ $167,000 $148,000 $127,000
                                                     ======== ======== ========

  Discount rates of 7.5%, 7.0% and 8.5% in 1996, 1995 and 1994, respectively and a 5.0% increase in the annual retainer every other year were used in determining the actuarial present value of the projected benefit obligation.

11. TRANSACTIONS WITH BEVERLY ENTERPRISES, INC.

  As of December 31, 1996, 45 of the owned facilities are leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 24 properties operated by such parties. Additionally, Beverly is the Borrower on four of the Company's mortgage loans. Revenues from Beverly were approximately $21,837,000, $21,921,000 and $22,776,000, for the years ended December 31, 1996, 1995 and
1994, respectively.

  One of the directors of the Company is also an officer and director of Beverly.

                      NATIONWIDE HEALTH PROPERTIES, INC.

12. DIVIDENDS

  Dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                                               1996  1995  1994
                                                               ----- ----- -----
   Ordinary income............................................ $1.48 $1.24 $1.26
   Capital gain...............................................   --    .17   .05
   Return of capital..........................................   --    --    --
                                                               ----- ----- -----
     Total dividends paid..................................... $1.48 $1.41 $1.31
                                                               ===== ===== =====

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                THREE MONTHS ENDED
                                   ---------------------------------------------
                                   MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                   --------- -------- ------------- ------------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   1996:
     Revenues.....................  $22,931  $23,300     $24,304      $25,241
     Net income...................   12,579   13,009      14,455       14,901
     Net income per share.........      .32      .33         .35          .36
     Dividends per share..........      .37      .37         .37          .37
   1995:
     Revenues.....................  $18,852  $19,965     $20,865      $21,357
     Net income...................   11,457   12,197      13,890       12,827
     Net income per share.........      .31      .33         .36          .33
     Dividends per share..........      .34      .35         .36          .36

14. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

 Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of those instruments.

 Mortgage Loans Receivable

  Fair values are based upon the estimates of management and on rates currently prevailing for comparable loans.

 Long-Term Debt

  The fair value of long-term debt is estimated based on the quoted market prices for publicly traded debt and on the current rates offered to the Company for debt of the same remaining maturity.

                       NATIONWIDE HEALTH PROPERTIES, INC.

  The estimated fair values of the Company's financial instruments are as follows:

                                                  1996              1995
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
                                                      (IN THOUSANDS)
   Cash and cash equivalents............... $ 11,709 $ 11,709 $  7,937 $  7,937
   Mortgage loans receivable...............  160,464  178,437  133,226  157,306
   Long-term debt..........................  296,449  306,491  282,264  284,045

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors
 of Nationwide Health Properties, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Nationwide Health Properties, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 17, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Orange County, California
January 17, 1997

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1996

                      INITIAL COST    COST     GROSS AMOUNT AT WHICH CARRIED AT
                       TO COMPANY  CAPITALIZED        CLOSE OF PERIOD(1)                                          LIFE ON
                      ------------ SUBSEQUENT  ---------------------------------              ORIGINAL             WHICH
FACILITY TYPE         BUILDING AND     TO                BUILDING AND              ACCUM.   CONSTRUCTION   DATE   DEPR. IS
AND LOCATION          IMPROVEMENTS ACQUISITION  LAND(2)  IMPROVEMENTS   TOTAL      DEPR.        DATE     ACQUIRED COMPUTED
-------------         ------------ ----------- --------- ------------ ---------- ---------- ------------ -------- --------
LONG-TERM HEALTH CARE
 FACILITIES:
Hot Springs        AR  $2,320,549   $       0  $  53,647  $2,320,549  $2,374,196 $  690,639     1977       8/86      35
Jacksonville       AR   3,452,650           0    155,206   3,452,650   3,607,856  1,027,574     1966       8/86      35
Prescott           AZ   2,351,967           0    183,342   2,351,967   2,535,309    657,631     1985       3/88      40
Scottsdale         AZ   2,790,266     100,000    650,000   2,890,266   3,540,266    520,742     1963       7/91      30
Chowchilla         CA   1,119,040           0    108,996   1,119,040   1,228,036    258,780     1964       8/87      40
Gilroy             CA   1,891,735           0    714,000   1,891,735   2,605,735    331,054     1968       9/91      30
Hayward            CA   1,221,698     220,882    795,000   1,442,580   2,237,580    234,249     1967       9/91      30
Ojai               CA   3,936,539           0    500,000   3,936,539   4,436,539    360,849     1973       4/94      30
Orange             CA   5,059,079           0  1,140,921   5,059,079   6,200,000    558,606     1987       7/92      40
Palm Desert        CA   2,918,318     200,000    200,000   3,118,318   3,318,318    204,716     1989       5/94      40
Pomona             CA   1,247,000           0    365,000   1,247,000   1,612,000    392,109     1963      12/85      35
San Diego          CA   4,925,213           0    842,000   4,925,213   5,767,213    670,376     1965      11/92      30
San Jose           CA   1,136,353     571,191  1,595,000   1,707,544   3,302,544    251,750     1968       9/91      30
Santa Cruz         CA   1,595,864     439,900  1,492,000   2,035,764   3,527,764    320,007     1967       9/91      30
Sterling           CO   2,715,537           0    400,000   2,715,537   3,115,537    248,924     1979       4/94      30
Bloomfield         CT   2,826,635           0    670,000   2,826,635   3,496,635    211,998     1967      10/94      30
Hartford           CT   4,731,952           0    350,000   4,731,952   5,081,952  1,182,988     1968      12/86      40
Torrington         CT   2,555,400           0    140,000   2,555,400   2,695,400    638,850     1969       1/87      40
West Haven         CT   1,437,616           0    234,521   1,437,616   1,672,137    359,404     1965      12/86      40
Winsted            CT   1,710,684           0     70,000   1,710,684   1,780,684    427,671     1965      12/86      40
Ft. Pierce         FL   2,758,000           0    125,000   2,758,000   2,883,000    867,232     1966      12/85      35
Jacksonville       FL   1,852,616           0    160,748   1,852,616   2,013,364    432,277     1964       9/87      40
Jacksonville       FL   2,787,093           0    498,000   2,787,093   3,285,093     38,709     1965       8/96      30
Lakeland           FL   5,028,699           0  1,000,000   5,028,699   6,028,699    377,152     1982      10/94      30
Live Oak           FL   3,217,008           0     50,390   3,217,008   3,267,398    957,443     1983       8/86      35
Pensacola          FL   1,833,333           0     76,923   1,833,333   1,910,256    435,417     1969       7/87      40
Tampa              FL   2,726,244           0    563,461   2,726,244   3,289,705    687,241     1971      12/86      40
Winter Park        FL   3,326,824           0    208,935   3,326,824   3,535,759    990,126     1983       8/86      35
Lawrenceville      GA   3,993,005   2,549,381    800,619   6,542,386   7,343,005    659,066     1988      11/91      40
Buhl               ID     777,353           0     14,754     777,353     792,107    194,338     1913      12/86      40
Lasalle            IL   2,702,896           0    127,000   2,702,896   2,829,896    488,023     1973       7/91      30
Litchfield         IL   2,688,920           0     30,000   2,688,920   2,718,920    485,499     1974       7/91      30
Brookville         IN   4,119,500           0     80,500   4,119,500   4,200,000    429,115     1988      10/92      40
Evansville         IN   5,324,304           0    280,000   5,324,304   5,604,304    961,333     1968       7/91      30
Gas City           IN   3,053,500           0    147,000   3,053,500   3,200,500          0     1976      12/96      30
New Castle         IN   5,172,887           0     43,000   5,172,887   5,215,887    933,994     1974       7/91      30
Petersburg         IN   2,351,555           0     32,654   2,351,555   2,384,209    699,867     1968       8/86      35
Richmond           IN   2,519,523           0    114,022   2,519,523   2,633,545    749,858     1973       8/86      35
Rochester          IN   4,055,338     250,000    161,000   4,305,338   4,466,338    740,409     1969       7/91      30
Wabash             IN   2,789,896           0     40,000   2,789,896   2,829,896    503,731     1974       7/91      30
Belleville         KS   1,886,682           0    213,318   1,886,682   2,100,000    235,835     1977       4/93      30
Colby              KS     599,074           0     49,863     599,074     648,937    152,265     1974      11/86      40
Derby              KS   2,481,763           0    132,800   2,481,763   2,614,563    392,946     1978       4/92      30
Hutchinson         KS   1,855,444     160,594     75,000   2,016,038   2,091,038    188,818     1964       2/94      30
Kensington         KS     638,627           0      6,241     638,627     644,868    190,068     1965       8/86      35
Oakley             KS     414,311           0      7,123     414,311     421,434    105,304     1964      11/86      40

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1996

                    INITIAL COST    COST     GROSS AMOUNT AT WHICH CARRIED
                     TO COMPANY  CAPITALIZED     AT CLOSE OF PERIOD(1)                                      LIFE ON
                    ------------ SUBSEQUENT  ------------------------------             ORIGINAL             WHICH
FACILITY TYPE       BUILDING AND     TO              BUILDING AND            ACCUM.   CONSTRUCTION   DATE   DEPR. IS
AND LOCATION        IMPROVEMENTS ACQUISITION LAND(2) IMPROVEMENTS   TOTAL     DEPR.       DATE     ACQUIRED COMPUTED
-------------       ------------ ----------- ------- ------------ --------- --------- ------------ -------- --------
LONG-TERM HEALTH
CARE FACILITIES:
Onaga            KS  $ 651,993     $     0   $ 5,811  $ 651,993   $ 657,804 $ 194,046     1959       8/86      35
Salina           KS  2,463,266     134,986    27,000  2,598,252   2,625,252   246,567     1981       2/94      30
Brighton         MA  2,211,935           0   300,000  2,211,935   2,511,935   165,895     1969      10/94      30
Brockton         MA  3,586,307           0   525,000  3,586,307   4,111,307   378,555     1971      11/93      30
Buzzards Bay     MA  4,815,000           0   415,000  4,815,000   5,230,000 1,514,040     1911      12/85      35
Haverhill        MA  5,707,175           0   660,000  5,707,175   6,367,175   602,422     1973      11/93      30
Haverhill        MA  1,399,002           0   775,000  1,399,002   2,174,002   147,672     1962      11/93      30
N. Billerica     MA  3,137,206     300,000   800,000  3,437,206   4,237,206   290,300     1969       5/94      30
New Bedford      MA  2,357,000           0    93,000  2,357,000   2,450,000   741,177     1889      12/85      35
Norton           MA  2,571,792           0   781,000  2,571,792   3,352,792    50,007     1968       6/96      30
Sharon           MA  1,096,678           0   844,000  1,096,678   1,940,678    21,324     1975       6/96      30
Wellesley        MA  2,435,000           0   325,000  2,435,000   2,760,000   765,667     1962      12/85      35
Clinton          MD  5,016,873           0   399,794  5,016,873   5,416,667 1,212,411     1965       5/87      40
Cumberland       MD  5,260,000           0   150,000  5,260,000   5,410,000 1,653,966     1968      12/85      35
Hagerstown       MD  4,140,000           0   215,000  4,140,000   4,355,000 1,301,791     1972      12/85      35
Westminster      MD  6,795,000           0    80,000  6,795,000   6,875,000 2,136,635     1974      12/85      35
Faribault        MN  2,785,000           0    90,000  2,785,000   2,875,000 1,186,917     1966      12/85      35
Minneapolis      MN  5,752,000           0   333,000  5,752,000   6,085,000 2,222,582     1974      12/85      35
Minneapolis      MN  2,934,000           0   141,000  2,934,000   3,075,000   922,574     1914      12/85      35
Minneapolis      MN  4,184,000           0   436,000  4,184,000   4,620,000 1,579,174     1961      12/85      35
Minneapolis      MN  3,833,000           0   322,000  3,833,000   4,155,000 1,677,897     1962      12/85      35
Osseo            MN  2,927,000           0   123,000  2,927,000   3,050,000   920,372     1957      12/85      35
Ostrander        MN    947,229           0     8,560    947,229     955,789   238,781     1967      12/86      40
Owatonna         MN  2,140,014           0    58,680  2,140,014   2,198,694   535,004     1958      12/86      40
Willmar          MN  2,582,000           0    33,000  2,582,000   2,615,000   933,510     1902      12/85      35
Maryville        MO  2,689,000           0    51,000  2,689,000   2,740,000   845,535     1979      12/85      35
Hendersonville   NC  2,244,000           0   116,000  2,244,000   2,360,000   705,608     1979      12/85      35
Lakewood         NJ  6,448,340           0   360,357  6,448,340   6,808,697 2,534,743     1966      12/87      40
Sparks           NV  3,294,261           0   740,000  3,294,261   4,034,261   432,372     1988      10/91      40
Alliance         OH  1,859,086           0    83,000  1,859,086   1,942,086   335,669     1962       7/91      30
Boardman         OH  7,042,484           0    60,000  7,042,484   7,102,484 1,271,559     1965       7/91      30
Columbus         OH  4,332,851           0   342,550  4,332,851   4,675,401 1,142,230     1985       3/88      40
Galion           OH  3,416,266           0    24,000  3,416,266   3,440,266   616,826     1967       7/91      30
Warren           OH  7,484,807           0   450,000  7,484,807   7,934,807 1,351,424     1966       7/91      30
Wash Ct House    OH  4,085,813           0   356,047  4,085,813   4,441,860 1,118,993     1983       2/88      40
Maud             OK    802,731           0    12,464    802,731     815,195   202,355     1967      12/86      40
Sapulpa          OK  2,243,607           0    67,961  2,243,607   2,311,568   560,902     1970      12/86      40
Tonkawa          OK    794,801           0    17,838    794,801     812,639   192,077     1961       5/87      40
Corvallis        OR  1,710,000           0   115,000  1,710,000   1,825,000   537,701     1962      12/85      35
Eugene           OR  1,220,000           0    80,000  1,220,000   1,300,000   383,620     1966      12/85      35
Eugene           OR  2,280,000           0   140,000  2,280,000   2,420,000   716,933     1969      12/85      35
Portland         OR  1,115,000           0   100,000  1,115,000   1,215,000   350,604     1954      12/85      35
Brownsville      TN  2,957,367           0   100,000  2,957,367   3,057,367   312,167     1970      11/93      30
Celina           TN    853,001           0   150,000    853,001   1,003,001    90,039     1972      11/93      30
Clarksville      TN  3,479,066           0   350,000  3,479,066   3,829,066   367,234     1970      11/93      30
Columbia         TN  2,240,415           0   225,000  2,240,415   2,465,415   202,705     1984      11/93      35
Hohenwald        TN  3,732,032           0    90,000  3,732,032   3,822,032   393,936     1975      11/93      30
Jonesborough     TN  2,536,323           0    65,000  2,536,323   2,601,323   267,723     1981      11/93      30

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1996

                     INITIAL COST    COST            GROSS AMOUNT AT WHICH
                      TO COMPANY  CAPITALIZED    CARRIED AT CLOSE OF PERIOD(1)                                     LIFE ON
                     ------------ SUBSEQUENT  -----------------------------------              ORIGINAL             WHICH
FACILITY TYPE        BUILDING AND     TO                 BUILDING AND               ACCUM.   CONSTRUCTION   DATE   DEPR. IS
AND LOCATION         IMPROVEMENTS ACQUISITION  LAND(2)   IMPROVEMENTS    TOTAL      DEPR.        DATE     ACQUIRED COMPUTED
-------------        ------------ ----------- ---------- ------------ ----------- ---------- ------------ -------- --------
LONG-TERM HEALTH
CARE FACILITIES:
Martin            TN $ 4,121,244   $       0  $   32,500 $ 4,121,244  $ 4,153,744 $  435,020     1977      11/93      30
Selmer            TN   2,229,622   1,200,000      28,000   3,429,622    3,457,622    235,315     1985      11/93      35
Baytown           TX   1,853,302           0      61,000   1,853,302    1,914,302    289,578     1966       9/90      40
Baytown           TX   2,326,487           0      90,000   2,326,487    2,416,487    363,514     1975       9/90      40
Bogota            TX   1,820,005           0      13,463   1,820,005    1,833,468    541,668     1963       8/86      35
Bridge City       TX   2,156,306           0      60,000   2,156,306    2,216,306    336,923     1970       9/90      40
Carrollton        TX   1,373,892           0     236,000   1,373,892    1,609,892    214,670     1967       9/90      40
Center            TX   1,388,420           0      22,000   1,388,420    1,410,420    216,941     1970       9/90      40
Eagle Lake        TX   1,786,891           0      25,000   1,786,891    1,811,891    279,202     1972       9/90      40
El Paso           TX   1,888,156           0     166,027   1,888,156    2,054,183    484,501     1980       2/88      40
Garland           TX   1,573,127           0     238,000   1,573,127    1,811,127    245,801     1960       9/90      40
Gilmer            TX   2,065,000           0     750,000   2,065,000    2,815,000    649,323     1970      12/85      35
Gladewater        TX   2,017,965           0     124,642   2,017,965    2,142,607    241,034     1971       6/93      30
Houston           TX   4,154,533           0     408,300   4,154,533    4,562,833    507,776     1986       5/93      35
Humble            TX   1,772,363           0     140,000   1,772,363    1,912,363    276,931     1973       9/90      40
Huntsville        TX   1,878,206           0     135,000   1,878,206    2,013,206    293,470     1968       9/90      40
Linden            TX   2,519,626           0      24,909   2,519,626    2,544,535    300,955     1968       6/93      30
Marshall          TX     864,650           0      19,300     864,650      883,950    219,765     1964      11/86      40
McKinney          TX   1,455,904           0   1,318,310   1,455,904    2,774,214    354,877     1967       4/87      40
Mount Pleasant    TX   2,504,551           0      39,960   2,504,551    2,544,511    299,154     1970       6/93      30
Nacogdoches       TX   1,072,965           0     135,000   1,072,965    1,207,965    167,651     1973       9/90      40
New Boston        TX   2,366,334           0      44,246   2,366,334    2,410,580    282,645     1966       6/93      30
Omaha             TX   1,579,149           0      27,907   1,579,149    1,607,056    188,620     1970       6/93      30
San Antonio       TX   1,981,974           0      32,000   1,981,974    2,013,974    309,683     1963       9/90      40
San Antonio       TX   1,589,730           0     221,000   1,589,730    1,810,730    248,395     1965       9/90      40
Sherman           TX   2,075,495           0      67,200   2,075,495    2,142,695    247,906     1971       6/93      30
Texarkana         TX   1,243,520           0      87,270   1,243,520    1,330,790    370,096     1983       8/86      35
Waxahachie        TX   3,493,338           0     318,798   3,493,338    3,812,136    822,390     1976       8/87      40
Annandale         VA   7,752,000           0     487,000   7,752,000    8,239,000  2,437,557     1961      12/85      35
Charlottesville   VA   4,620,250           0     362,000   4,620,250    4,982,250  1,452,802     1966      12/85      35
Petersburg        VA   2,214,500           0      93,000   2,214,500    2,307,500    696,333     1973      12/85      35
Petersburg        VA   2,944,750           0      94,000   2,944,750    3,038,750    925,953     1977      12/85      35
Batlleground      WA   2,225,787           0      84,100   2,225,787    2,309,887    556,447     1949      12/86      40
Moses Lake        WA   4,306,902       5,685     304,000   4,312,587    4,616,587    287,127     1972       9/94      35
Moses Lake        WA   2,384,661           0     164,000   2,384,661    2,548,661    185,474     1988       9/94      30
Seattle           WA   5,752,181           0   1,222,737   5,752,181    6,974,918    359,511     1993       7/94      40
Tacoma            WA   1,503,190           0     575,000   1,503,190    2,078,190    375,797     1939       1/87      40
Chilton           WI   2,275,183           0      54,953   2,275,183    2,330,136    677,138     1964       8/86      35
Florence          WI   1,529,108           0      14,984   1,529,108    1,544,092    455,092     1971       8/86      35
Green Bay         WI   2,254,673           0     299,765   2,254,673    2,554,438    671,033     1969       8/86      35
Oconto            WI   2,070,879           0      49,976   2,070,879    2,120,855    616,333     1972       8/86      35
Sheboygan         WI   1,696,673           0     219,243   1,696,673    1,915,916    500,922     1969       9/86      35
Shorewood         WI   5,743,643           0     705,880   5,743,643    6,449,523  1,695,742     1971       9/86      35
St. Francis       WI     535,324           0      79,725     535,324      615,049    158,047     1968       9/86      35
Tomah             WI   1,744,999           0     115,000   1,744,999    1,859,999    548,702     1975      12/85      35
Wisconsin Dells   WI   1,697,230           0      81,432   1,697,230    1,778,662    501,088     1970       9/86      35
                     -----------   ---------  ---------- -----------  ----------- ----------
                     383,892,899   6,132,619  37,607,673 390,025,518  427,633,191 81,542,126

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1996

                      INITIAL COST    COST             GROSS AMOUNT AT WHICH
                       TO COMPANY  CAPITALIZED     CARRIED AT CLOSE OF PERIOD(1)                                       LIFE ON
                      ------------ SUBSEQUENT  -------------------------------------               ORIGINAL             WHICH
FACILITY TYPE         BUILDING AND     TO                  BUILDING AND                ACCUM.    CONSTRUCTION   DATE   DEPR. IS
AND LOCATION          IMPROVEMENTS ACQUISITION   LAND(2)   IMPROVEMENTS    TOTAL        DEPR.        DATE     ACQUIRED COMPUTED
-------------         ------------ ----------- ----------- ------------ ------------ ----------- ------------ -------- --------
ASSISTED LIVING
FACILITIES:
Decatur            AL $  1,824,028 $         0 $ 1,484,000 $  1,824,028 $  3,308,028 $    13,028     1987      10/96      35
Hanceville         AL    2,447,169           0     197,000    2,447,169    2,644,169      20,393     1996       8/96      40
Mesa               AZ    1,391,652   2,538,818     519,000    3,930,470    4,449,470      49,216     1985       4/96      35
Carmichael         CA    7,928,799     700,000   1,500,000    8,628,799   10,128,799     432,545     1983       5/95      30
Chula Vista        CA    6,280,839           0     950,000    6,280,839    7,230,839     209,361     1989      10/95      35
Encinitas          CA    5,016,511           0   1,000,000    5,016,511    6,016,511     246,507     1984       6/95      35
Mission Viejo      CA    3,544,429           0     900,000    3,544,429    4,444,429     160,343     1985       6/95      35
Novato             CA    3,657,065           0   2,500,000    3,657,065    6,157,065     142,219     1978      10/95      30
Palm Desert        CA    6,181,258     250,000   1,400,000    6,431,258    7,831,258     428,751     1989       5/94      40
Placentia          CA    3,800,106           0   1,320,000    3,800,106    5,120,106     200,561     1983       5/95      30
Rancho Cucamonga   CA    4,155,552           0     610,000    4,155,552    4,765,552     187,989     1987       6/95      35
San Dimas          CA    3,576,323           0   1,700,000    3,576,323    5,276,323     139,079     1975      10/95      30
Santa Maria        CA    2,649,424           0   1,500,000    2,649,424    4,149,424     103,033     1977      10/95      30
SJ Capistrano      CA    6,344,458           0     700,000    6,344,458    7,044,458     181,270     1985      12/95      35
Sn Jn Capistrano   CA    3,833,162           0   1,225,000    3,833,162    5,058,162     182,532     1985       5/95      35
Vista              CA    3,700,603           0     350,000    3,700,603    4,050,603     113,074     1980       2/96      30
Aurora             CO    7,688,808      91,231     919,116    7,780,039    8,699,155     256,294     1983      12/95      30
Boulder            CO    4,590,402     148,316     184,356    4,738,718    4,923,074     131,154     1992      12/95      40
Boulder            CO    4,811,336           0     832,530    4,811,336    5,643,866     120,283     1985      12/95      35
Newport Richey     FL    8,137,951     137,810   1,665,000    8,275,761    9,940,761     193,761     1987       3/96      35
North Miami        FL    3,467,124           0     261,000    3,467,124    3,728,124     173,356     1970       6/95      30
Pensacola          FL    1,580,083     400,000     170,000    1,980,083    2,150,083      24,185     1979       8/96      30
St Petersburg      FL    2,396,070     937,762   2,000,000    3,333,832    5,333,832      71,893     1993      11/95      40
Boise              ID    5,586,258   3,886,210     543,691    9,472,468   10,016,159     139,656     1978      12/95      30
Riverview          MI    6,938,730           0     300,000    6,938,730    7,238,730     363,457     1987       2/95      35
Sharonville        OH    4,012,894           0     225,000    4,012,894    4,237,894     210,199     1987       2/95      35
Oklahoma City      OK    3,897,247     481,666     392,000    4,378,913    4,770,913     364,784     1982       5/94      30
Albany             OR    3,542,458      50,392     511,290    3,592,850    4,104,140     118,064     1968      12/95      30
Albany(3)          OR    2,334,536      47,259      92,160    2,381,795    2,473,955      77,818     1984      12/95      35
Forest Grove(4)    OR    3,131,440           0     401,187    3,131,440    3,532,627      89,470     1994      12/95      40
Gresham            OR    4,569,549      16,615           0    4,586,164    4,586,164     130,559     1988      12/95      35
McMinnville(5)     OR    3,973,645           0     760,000    3,973,645    4,733,645      99,341     1989      12/95      35
Medford            OR    4,325,518           0     313,389    4,325,518    4,638,907     108,138     1990      12/95      35
Brentwood          TN    2,301,599           0     600,000    2,301,599    2,901,599      91,105     1995       6/95      40
Corsicana          TX    1,490,261           0     117,000    1,490,261    1,607,261       3,104     1996      12/96      40
Dallas             TX    3,499,929     718,334     308,000    4,218,263    4,526,263     338,490     1982       5/94      30
Denton             TX    1,419,850           0     185,000    1,419,850    1,604,850       2,958     1996      12/96      40
Ennis              TX    1,405,261           0     119,000    1,405,261    1,524,261       2,927     1996      12/96      40
Paris              TX    1,460,895           0     166,000    1,460,895    1,626,895       3,043     1996      12/96      40
Richland           WA    5,906,524      85,354     172,102    5,991,878    6,163,980     168,757     1990      12/95      35
                      ------------ ----------- ----------- ------------ ------------ -----------
                       158,799,746  10,489,767  29,092,821  169,289,513  198,382,334   6,092,697
REHABILITATION
 HOSPITALS:
Scottsdale         AZ    5,874,214           0     241,762    5,874,214    6,115,976   1,260,508     1986       6/88      40
Tucson             AZ    9,434,562           0   1,275,438    9,434,562   10,710,000   1,071,218     1992       6/92      40
                      ------------ ----------- ----------- ------------ ------------ -----------
                        15,308,776           0   1,517,200   15,308,776   16,825,976   2,331,726
                      ------------ ----------- ----------- ------------ ------------ -----------
CONSTRUCTION IN
 PROGRESS:               2,132,918           0   7,034,114    2,132,918    9,167,032         --
                      ------------ ----------- ----------- ------------ ------------ -----------
 GRAND TOTAL          $560,134,339 $16,622,386 $75,251,808 $576,756,725 $652,008,533 $89,966,549
                      ============ =========== =========== ============ ============ ===========
FACILITY TYPE
AND LOCATION
-------------
ASSISTED LIVING
FACILITIES:
Decatur
Hanceville
Mesa
Carmichael
Chula Vista
Encinitas
Mission Viejo
Novato
Palm Desert
Placentia
Rancho Cucamonga
San Dimas
Santa Maria
SJ Capistrano
Sn Jn Capistrano
Vista
Aurora
Boulder
Boulder
Newport Richey
North Miami
Pensacola
St Petersburg
Boise
Riverview
Sharonville
Oklahoma City
Albany
Albany(3)
Forest Grove(4)
Gresham
McMinnville(5)
Medford
Brentwood
Corsicana
Dallas
Denton
Ennis
Paris
Richland
REHABILITATION
 HOSPITALS:
Scottsdale
Tucson
CONSTRUCTION IN
 PROGRESS:
 GRAND TOTAL

(1) Also represents the approximate cost for Federal income tax purposes.
(2) Gross amount at which land is carried at close of period also represents initial cost to the Company.
(3) Real estate is security for notes payable in the aggregate of $2,116,279 at 12/31/96.
(4) Real estate is security for notes payable in the aggregate of $3,413,919 at 12/31/96.
(5) Real estate is security for notes payable in the aggregate of $3,699,000 at 12/31/96.

                                      REAL ESTATE ACCUMULATED
                                      PROPERTIES  DEPRECIATION
                                      ----------- ------------
                                           (IN THOUSANDS)
      Balances at December 31, 1993:   $395,350     $50,180
        Acquisitions                     61,286      11,824
        Improvements                      1,482          76
        Sales                               --          --
                                       --------     -------
      Balances at December 31, 1994:    458,118      62,080
                                       --------     -------
        Acquisitions                    143,944      13,227
        Improvements                      2,143         181
        Sales                           (11,478)     (1,766)
                                       --------     -------
      Balances at December 31, 1995:    592,727      73,722
                                       --------     -------
        Acquisitions                     48,963      15,797
        Improvements                     10,319         448
        Sales                               --          --
                                       --------     -------
      Balances at December 31, 1996:   $652,009     $89,967
                                       ========     =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 11, 1997, filed or to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 11, 1997, filed or to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 11, 1997, filed or to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 11, 1997, filed or to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

     Report of Independent Public Accountants
     Consolidated Balance Sheets at December 31, 1996 and 1995
     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Stockholders' Equity for the years ended
      December 31, 1996, 1995 and 1994
     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
     Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules

     Report of Independent Public Accountants
     Schedule III Real Estate and Accumulated Depreciation

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three-month period ended December 31, 1996

  (c) Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
   3.        Articles of Incorporation and Bylaws
   3.1(a)    Restated Articles of Incorporation, filed as Exhibit 3.1 to the
             Company's Registration Statement on Form S-11 (No. 33-1128),
             effective December 19, 1985, and incorporated herein by this reference.
   3.1(b)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1 to the
             Company's Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.
   3.1(c)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(c) to the
             Company's Registration Statement on Form S-11 (No. 33-32251),
             effective January 23, 1990, and incorporated herein by this reference.
   3.1(d)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(d) to the
             Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.
   3.2       Bylaws of the Company as amended January 19, 1996, filed as
             Exhibit 3.2 to the Company's Form 10-K for the year ended December
             31, 1995, and incorporated herein by this reference.
   4.        Instruments Defining Rights of Security Holders, Including
             Indentures
   4.1       Indenture dated as of November 16, 1992, between Nationwide Health
             Properties, Inc., Issuer to The Chase Manhattan Bank (National
             Association), Trustee, filed as Exhibit 4.1 to the Company's Form
             S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.
   4.2       Indenture dated as of June 30, 1993, between the Company and First
             Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-64798),
             effective July 12, 1993, and incorporated herein by this
             reference.
   4.3       First Supplemental Indenture dated November 15, 1993, between the
             Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company's Form 8-K dated November 15, 1993, and incorporated by reference herein.
   4.4       Indenture dated as of January 12, 1996, between the Company and
             The Bank of New York, as Trustee, filed as Exhibit 4.1 to the
             Company's Registration Statement on Form S-3 (No 33-65423) dated
             December 27, 1995, and incorporated herein by this reference.
  10.        Material Contracts
  10.1       Master Lease Document--General Terms and Conditions dated December
             30, 1985, for Leases between various subsidiaries of Beverly as
             Lessees and the Company as Lessor, filed as Exhibit 10.3 to the
             Company's Form 10-K for the year ended December 31, 1985, and incorporated herein by this reference.
  10.2       Guaranty by and between the Company and Beverly filed as Exhibit
             10.7 to the Company's Registration Statement on Form S-11 (No. 33-
             1128), effective December 19, 1985, and incorporated herein by this reference.
  10.3       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of August 1, 1986, of
             Beverly as Guarantor in favor of the Company filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.
  10.4       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of November 1, 1986, of Beverly as Guarantor in favor of the Company filed as
             Exhibit 10.4 to the Company's Registration Statement on Form S-11
             (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  10.5       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases, dated as of July 31, 1987, of Beverly as Guarantor in favor of the Company filed as Exhibit 10.5 to the Company's
             Registration Statement on Form S-11 (No. 33-32251), effective
             January 23, 1990, and incorporated herein by this reference.
  10.6       1989 Stock Option Plan of the Company as Amended and Restated
             January 19, 1996.
  10.7       The Company's Retirement Plan for Directors effective July 26,
             1991 filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
  10.8       Deferred Compensation Plan of the Company effective September 1,
             1991 filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
  10.9       Commercial and Multi-family Mortgage Loan Sale Agreement dated as of June 5, 1992 by and between Resolution Trust Corporation, as
             Receiver, and Nationwide Health Properties, Inc. filed as Exhibit
             A to the Company's Form 8-K dated May 29, 1992, and incorporated herein by this reference.
  10.10      Credit Agreement dated as of May 20, 1993 between the Company and
             Wells Fargo Bank National Association, National Westminster Bank
             USA, The Daiwa Bank Limited and Sanwa Bank of California filed as
             Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
             June 30, 1993, and incorporated herein by this reference.
  10.10(a)   Amendment Number One to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank National Association,
             National Westminster Bank USA, The Daiwa Bank Limited, and Sanwa
             Bank California filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by this reference.
  10.10(b)   Amendment Number Two to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited and Sanwa
             Bank California, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by this reference.
  10.10(c)   Amendment Number Three to Credit Agreement dated as of January 22,
             1996 between the Company and Wells Fargo Bank, National
             Association, National Westminster Bank USA, The Daiwa Bank,
             Limited and Sanwa Bank California, filed as Exhibit 10.10 (c) to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  10.10(d)   Amendment Number Four and Waiver to Credit Agreement dated
             December 10, 1996 between the Company and Wells Fargo Bank,
             National Association, The Sumitomo Bank Limited, The Bank of New
             York, Sanwa Bank California and BHF-Bank Aktiengesellschaft.
  10.11      Form of Indemnity Agreement between officers and directors of the
             Company including David R. Banks, Milton J. Brock, Jr., Sam A.
             Brooks, Jr., Charles D. Miller and Jack D. Samuelson, R. Bruce
             Andrews, Mark L. Desmond, Don M. Pearson, Gary E. Stark, and T.
             Andrew Stokes, and John J. Sheehan, Jr., filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  10.12      Executive Employment Security Policy, filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  21.        Subsidiaries of the Company
  23.        Consents of Experts and Counsel
  23.1       Consent of Arthur Andersen LLP
  27.        Financial Data Schedule

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NATIONWIDE HEALTH PROPERTIES, INC.

                                          By:     /s/ R. Bruce Andrews
                                            ___________________________________
                                                     R. Bruce Andrews
                                               President and Chief Executive
                                                          Officer

Dated: March 3, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

    /s/ Milton J. Brock, Jr.         Chairman and Director           March 3, 1997
____________________________________
        Milton J. Brock, Jr.

       /s/ R. Bruce Andrews          President, Chief Executive      March 3, 1997
____________________________________  Officer and Director
          R. Bruce Andrews            (Principal Executive
                                      Officer)

       /s/ Mark L. Desmomd           Senior Vice President and       March 3, 1997
____________________________________  Chief Financial Officer
          Mark L. Desmond             (Principal Financial and
                                      Accounting Officer)

        /s/ David R. Banks           Director                        March 3, 1997
____________________________________
           David R. Banks

        /s/ Sam A. Brooks            Director                        March 3, 1997
____________________________________
           Sam A. Brooks

      /s/ Charles D. Miller          Director                        March 3, 1997
____________________________________
         Charles D. Miller

      /s/ Jack D. Samuelson          Director                        March 3, 1997
____________________________________
         Jack D. Samuelson


                                                                     APPENDIX 1

                           BEVERLY ENTERPRISES, INC.

  SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF BEVERLY ENTERPRISES, INC. ("BEVERLY") WHICH IS TAKEN FROM BEVERLY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE BEVERLY QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996 AS FILED WITH THE COMMISSION.

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

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
Total current assets.................................  $  694,297    $  716,592
Property and equipment, net..........................   1,241,029     1,189,985
Total other assets...................................     624,629       599,884
                                                       ----------    ----------
Total assets.........................................  $2,559,955    $2,506,461
                                                       ==========    ==========
Total current liabilities............................  $  447,685    $  551,545
Long-term obligations................................   1,085,234       988,909
Other liabilities and deferred items.................     160,384       145,674
Total stockholders' equity...........................     866,652       820,333
                                                       ----------    ----------
Total liabilities and stockholders' equity...........  $2,559,955    $2,506,461
                                                       ==========    ==========

                                     A-1-2

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                   NINE MONTHS ENDED YEARS ENDED DECEMBER 31,
                                     SEPTEMBER 30,   --------------------------
                                         1996            1995          1994
                                   ----------------- ------------  ------------
Revenues.........................     $2,442,254     $  3,242,781  $  2,983,817
Costs and expenses:
  Operating and administrative...      2,205,043        2,960,832     2,715,496
  Interest.......................         69,545           84,245        64,792
  Depreciation and amortization..         78,384          103,581        88,734
  Impairment of long lived
   assets........................            --           100,277           --
                                      ----------     ------------  ------------
                                       2,352,972        3,248,935     2,869,022
Income (loss) before provision
 for income taxes and
 extraordinary charge............         89,282           (6,154)      114,795
Provision for income taxes.......         35,713            1,969        37,882
Extraordinary charge, net of
 income taxes....................            --               --         (2,412)
                                      ----------     ------------  ------------
Net income (loss)................     $   53,569     $     (8,123) $     74,501
                                      ==========     ============  ============
Net income (loss) applicable to
 common shares...................     $   53,569     $    (14,998) $     66,251
                                      ==========     ============  ============
Income (loss) per share of common
 stock:
Primary:
  Before extraordinary charge....     $      .54     $       (.16) $        .79
  Extraordinary charge...........            --               --           (.03)
                                      ----------     ------------  ------------
Net income per share.............     $      .54     $       (.16) $        .76
                                      ==========     ============  ============
Shares used to compute per share
 amounts.........................         99,740           92,233        87,087
                                      ==========     ============  ============

                                     A-1-3

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                  NINE MONTHS ENDED YEARS ENDED DECEMBER 31,
                                    SEPTEMBER 30,   --------------------------
                                        1996            1995          1994
                                  ----------------- ------------  ------------
Cash flows from operating
 activities:
  Net income (loss)..............     $  53,569     $     (8,123) $     74,501
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities....................        63,110          113,324        19,719
                                      ---------     ------------  ------------
Net cash provided by operating
 activities......................       116,679          105,201        94,220
Net cash used for investing
 activities......................      (150,639)        (143,546)     (317,553)
Net cash provided by financing
 activities......................        26,539           26,684       214,239
                                      ---------     ------------  ------------
Net decrease in cash and cash
 equivalents.....................        (7,421)         (11,661)       (9,094)
Cash and cash equivalents at
 beginning of period.............        56,303           67,964        77,058
                                      ---------     ------------  ------------
Cash and cash equivalents at end
 of period.......................     $  48,882     $     56,303  $     67,964
                                      =========     ============  ============

                                     A-1-4