Form 10-Q
period 1997-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1997-04-29
CIK 780053

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

  For the transition period from                   to
                                 -----------------    ----------------

                         Commission file number 1-9028


                       NATIONWIDE HEALTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


         MARYLAND                                   95-3997619
  (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)              Identification Number)

                     610 NEWPORT CENTER DRIVE, SUITE 1150
                       NEWPORT BEACH, CALIFORNIA  92660
                   (Address of principal executive offices)

                                 (714) 718-4400
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

Shares of registrant's common stock, $.10 par value, outstanding at March 31, 1997 -- 41,803,924.

================================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 MARCH 31, 1997


                               TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION
                                                                               PAGE
                                                                               ----
    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets.............................. 2
            Condensed Consolidated Statements of Operations.................... 3
            Condensed Consolidated Statements of Cash Flows.................... 4
            Notes to Condensed Consolidated Financial Statements............... 5

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................ 7

PART II--OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K................................... 9


                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               MARCH 31,    DECEMBER 31,
                                                 1997          1996
                                             -----------    ------------
                                             (UNAUDITED)
                                                (DOLLARS IN THOUSANDS)
Investments in real estate
    Real estate properties:
       Land...............................      $ 80,765        $ 75,252
       Buildings and improvements.........       619,694         576,757
                                                --------        --------
                                                 700,459         652,009
       Less accumulated depreciation......       (94,392)        (89,967)
                                                --------        --------
                                                 606,067         562,042
    Mortgage loans receivable, net........       171,891         160,464
                                                --------        --------
                                                 777,958         722,506
Cash and cash equivalents.................        13,578          11,709
Receivables...............................         4,058           4,321
Other assets..............................         7,232           6,448
                                                --------        --------
                                                $802,826        $744,984
                                                ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY



Bank borrowings...........................      $ 63,000        $ 32,300
Senior notes due 2000-2015................       215,000         190,000
Convertible debentures....................        64,720          64,920
Notes and bonds payable...................         9,209           9,229
Accounts payable and accrued liabilities..        23,552          19,947
Stockholders' equity:
    Preferred stock $1.00 par value;
     5,000,000 shares authorized;
      none issued or outstanding
    Common stock $.10 par value;
     100,000,000 shares authorized;
      issued and outstanding:  1997 -
       41,803,924, 1996 - 41,785,001......         4,180           4,179
    Capital in excess of par value........       462,839         462,534
    Cumulative net income.................       314,834         300,079
    Cumulative dividends..................      (354,508)       (338,204)
                                               ---------       ---------
          Total stockholders' equity......       427,345         428,588
                                               ---------       ---------
                                               $ 802,826       $ 744,984
                                               =========       =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                  ------------------
                                                    1997       1996
                                                  --------   -------
Revenues
     Minimum rent...............................  $18,278    $16,167

     Interest and other income..................    4,723      3,956

     Additional rent and additional interest....    3,301      2,808
                                                  -------    -------
                                                   26,302     22,931
Expenses:
     Interest & amortization of
      deferred financing costs..................    6,101      5,431
     Depreciation and non-cash charges..........    4,558      4,112
     General and administrative.................      888        809
                                                  -------    -------
                                                   11,547     10,352
                                                  -------    -------
Net income......................................  $14,755    $12,579
                                                  =======    =======

Net income per share............................  $  0.35    $   .32
                                                  =======    =======

Dividends paid per share........................  $  0.39    $   .37
                                                  =======    =======

Weighted average shares outstanding.............   41,800     38,727
                                                  =======    =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1997        1996
                                                          --------    --------
Cash flow from operating activities:
    Net income.........................................   $ 14,755    $ 12,579
    Depreciation and non-cash charges..................      4,558       4,112
    Amortization of deferred financing costs...........        187         270
    Net decrease in other assets and liabilities.......      2,731       3,013
                                                          --------    --------
        Net cash provided by operating activities......     22,231      19,974


Cash flow from investing activities:
    Acquisition of real estate properties..............    (48,450)    (15,586)
    Investment in mortgage loans receivable............    (11,550)    ( 3,000)
    Principal payments on mortgage loans receivable....        515       3,252
                                                          --------    --------
        Net cash used in investing activities..........    (59,485)    (15,334)

Cash flow from financing activities:
    Bank borrowings....................................     68,900      27,100
    Repayment of bank borrowings.......................    (38,200)    (36,000)
    Issuance of senior unsecured debt..................     25,000      30,000
    Dividends paid.....................................    (16,304)    (14,330)
    Principal payments on notes and bonds..............        (20)     (1,272)
    Other, net.........................................       (253)       (247)
                                                          --------    --------
       Net cash provided by financing activities.......     39,123       5,251
                                                          --------    --------

Increase in cash and cash equivalents..................      1,869       9,891
Cash and cash equivalents, beginning of period.........     11,709       7,937
                                                          --------    --------

Cash and cash equivalents, end of period...............   $ 13,578    $ 17,828
                                                          ========    ========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (UNAUDITED)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. All of such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results for a full year.

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

  (iv) The Company invests in health care related real estate and, as of March 31, 1997, had investments in 243 facilities, including 188 long-term health care facilities, 53 assisted living facilities and two rehabilitation hospitals.

        The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 19 years, and the leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts and/or increases in the Consumer Price Index. The base amounts, in most cases, are net patient revenues for the first year of the lease. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of base rent. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Forty-five of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (v) During the three-month period ended March 31, 1997, the Company acquired seven assisted living facilities and three long-term health care facilities in eight separate transactions for an aggregate purchase price of $41,307,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

        In addition, the Company provided new construction financing of approximately $4,853,000 for six assisted living facilities and two long-term health care facilities and capital improvement funding in the aggregate amount of approximately $1,616,000 in accordance with certain existing lease agreements.

     During the three-month period ended March 31, 1997, the Company provided two mortgage loans secured by two long-term health care facilities in two separate transactions in the aggregate amount of $11,550,000. The loans were funded by bank borrowings under the Company's bank line of credit and cash on hand.

     During the three months ended March 31, 1997, the Company issued $25,000,000 in medium term notes. The notes bear fixed interest at a weighted average rate of 7.41% and have a weighted average maturity of 10 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1997
OPERATING RESULTS

     Three Months 1997 Compared to Three Months 1996

     Revenues for the three-months ended March 31, 1997 increased $3,371,000 or 15% over the same period in 1996. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

     Total expenses for the three-month period increased $1,195,000 or 12% over the same period in 1996. The increase is due to increased depreciation in connection with the acquisition of additional facilities during the last twelve months and to increased interest expense as a result of the issuance of fixed rate medium term notes during the last twelve months.

     The Company expects increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects increased additional rent and additional interest because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased; although, there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

     Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share and SFAS No. 129 Disclosure of Information about Capital Structure were issued in February 1997 and are effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 and SFAS No. 129 for the period ending December 31, 1997 and anticipates that such adoption will not materially impact the Company's financial statements.


LIQUIDITY AND CAPITAL RESOURCES

     During the three-month period ended March 31, 1997, the Company acquired seven assisted living facilities and three long-term health care facilities in eight separate transactions for an aggregate purchase price of $41,307,000. The acquisitions were funded by bank borrowings under the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     In addition, the Company provided new construction financing of approximately $4,853,000 for six assisted living facilities and two long-term health care facilities and capital improvement funding in the aggregate amount of approximately $1,616,000 in accordance with certain existing lease agreements. New construction and capital improvements were funded by cash on hand and bank borrowings on the Company's bank line of credit.

     During the three-month period ended March 31, 1997, the Company provided two mortgage loans secured by two long-term health care facilities in two separate transactions in the aggregate amount of $11,550,000. The loans were funded by bank borrowings under the Company's bank line of credit and cash on hand.

     During the three months ended March 31, 1997, the Company issued $25,000,000 in medium term notes. The notes bear fixed interest at a weighted average of 7.41% and have a weighted average maturity of 10 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

     At March 31, 1997, the Company had $37,000,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $85,000,000 in aggregate principal amount of medium term notes and (b) up to $333,122,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

     On April 1, 1997, the Company's $100,000,000 bank line of credit was amended to, among other things, extend its maturity to March 31, 2000 and reduce its current LIBOR borrowing margin from .90% to .70%.

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


STATEMENT REGARDING FORWARD LOOKING DISCLOSURE

     Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, changes in the health industry, government regulations, including changes in Medicare and Medicaid payment levels, changes in the ratings of the Company's debt securities, the amount of any additional investments and access to capital markets.

                               OTHER INFORMATION

                                    PART II

ITEM 4.  NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          10.1 Amendment Number Five to Credit Agreement dated April 1, 1997 between the Company and Wells Fargo Bank, National Association, The Sumitomo Bank Limited, The Bank of New York, Sanwa Bank California and BHF-Bank Aktiengesellschaft.

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 29, 1997



                               NATIONWIDE HEALTH PROPERTIES, INC.

                               By         /s/ MARK L. DESMOND
                                  ----------------------------------------------
                                            Mark L. Desmond
                               Senior Vice President and Chief Financial Officer
                                   (Principal Financial Officer)