Form 10-Q
period 1997-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1997-07-24
CIK 780053

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ___________________

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

  Shares of registrant's common stock, $.10 par value, outstanding at June 30, 1997 -- 41,803,924.

===============================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 June 30, 1997


                               TABLE OF CONTENTS


Part I--Financial Information

                                                                                                   Page
                                                                                                   ----
        Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets.........................................     2
                 Condensed Consolidated Statements of Operations...............................     3
                 Condensed Consolidated Statements of Cash Flows...............................     4
                 Notes to Condensed Consolidated Financial Statements..........................     5
        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...........................................     7

Part II--Other Information

        Item 4.  Submission of Matters to a Vote of Security Holders...........................     9
        Item 6.  Exhibits and Reports on Form 8-K..............................................     9

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                June 30,     December 31,
                                                  1997             1996
                                           ---------------   -------------
                                               (Unaudited)
                                                (Dollars in thousands)
Investments in real estate
  Real estate properties:
   Land.................................        $ 83,974        $ 75,252
   Buildings and improvements...........         623,754         574,544
   Construction in progress.............          10,631           2,213
                                                --------        --------
                                                 718,359         652,009
   Less accumulated depreciation........         (97,250)        (89,967)
                                                --------        --------
                                                 621,109         562,042
  Mortgage loans receivable, net........         199,487         160,464
                                                --------        --------
                                                 820,596         722,506
Cash and cash equivalents...............          10,686          11,709
Receivables.............................           4,595           4,321
Other assets............................           8,062           6,448
                                                --------        --------
                                                $843,939        $744,984
                                                ========        ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY



Bank borrowings..............................   $ 46,300        $ 32,300
Senior notes due 2000-2015...................    275,000         190,000
Convertible debentures.......................     64,720          64,920
Notes and bonds payable......................      9,189           9,229
Accounts payable and accrued liabilities.....     22,666          19,947
Stockholders' equity:
    Preferred stock $1.00 par value;
     5,000,000 shares authorized;
     none issued or outstanding
    Common stock $.10 par value;
     100,000,000 shares authorized;
     issued and outstanding:  1997 -
     41,803,924, 1996 - 41,785,001...........      4,181           4,179
    Capital in excess of par value...........    462,946         462,534
    Cumulative net income....................    329,748         300,079
    Cumulative dividends.....................   (370,811)       (338,204)
                                               ---------       ---------
          Total stockholders' equity.........    426,064         428,588
                                               ---------       ---------
                                               $ 843,939       $ 744,984
                                               =========       =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)

                                           Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                           ------------------  ------------------
                                             1997      1996       1997      1996
                                           -------   --------  -------   --------
Revenues
   Minimum rent..........................  $18,469   $16,472   $36,747   $32,639
   Interest and other income.............    5,372     3,972    10,095     7,928
   Additional rent and additional
    interest.............................    3,357     2,856     6,658     5,664
                                           -------   -------   -------   -------
                                            27,198    23,300    53,500    46,231
Expenses:
   Interest and amortization of
    deferred financing costs.............    6,665     5,300    12,767    10,731
   Depreciation and non-cash charges.....    4,694     4,144     9,252     8,256
   General and administrative............      925       847     1,812     1,656
                                           -------   -------   -------   -------
                                            12,284    10,291    23,831    20,643
                                           -------   -------   -------   -------
Net Income...............................  $14,914   $13,009   $29,669   $25,588
                                           =======   =======   =======   =======

Net income per share.....................  $   .36   $   .33   $   .71   $   .66
                                           =======   =======   =======   =======

Dividends paid per share.................  $   .39   $   .37   $   .78   $   .74
                                           =======   =======   =======   =======

Weighted average shares outstanding......   41,804    39,168    41,802    39,948
                                           =======   =======   =======   =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)

                                                                     Six Months Ended
                                                                         June 30,
                                                                   ----------------------
                                                                      1997         1996
                                                                   ---------    ---------
Cash Flow from operating activities:
  Net income................................................       $  29,669    $  25,588
  Depreciation and non-cash charges.........................           9,252        8,256
  Amortization of deferred financing costs..................             370          374
  Net decrease in other assets and liabilities..............             271        3,308
                                                                   ---------    ---------
    Net cash provided by operating activities...............          39,562       37,526


Cash flow from investing activities:
  Acquisition of real estate properties.....................         (73,213)     (25,220)
  Investment in mortgage loans receivable...................         (34,095)      (3,800)
  Principal payments on mortgage loans receivable...........           1,026        4,672
                                                                   ---------    ---------
    Net cash used in investing activities...................        (106,282)     (24,348)

Cash flow from financing activities:
  Bank borrowings...........................................         126,000       48,600
  Repayment of bank borrowings..............................        (112,000)    (127,800)
  Issuance of senior unsecured debt.........................          85,000       50,000
  Issuance of common stock..................................               -       61,149
  Dividends paid............................................         (32,607)     (28,662)
  Principal payments on notes and bonds.....................             (40)     (13,482)
  Other, net................................................            (656)        (470)
                                                                   ---------    ---------
   Net cash provided by financing activities................          65,697      (10,665)
                                                                   ---------    ---------

Increase (decrease) in cash and cash equivalents............          (1,023)       2,513
Cash and cash equivalents, beginning of period..............          11,709        7,937
                                                                   ---------    ---------

Cash and cash equivalents, end of period....................       $  10,686    $  10,450
                                                                   =========    =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (Unaudited)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. All of such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

  (ii) Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. The effect of common stock options is immaterial. The effect of convertible debentures in 1996 is anti-dilutive and in 1997 is immaterial.

  (iii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95 percent of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (iv) The Company invests in health care related real estate and, as of June 30, 1997, had investments in 254 facilities, including 191 long-term health care facilities, 61 assisted living facilities and two rehabilitation hospitals. The Company's facilities are operated by 59 different operators.

        The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 19 years, and the leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts and/or increases in the Consumer Price Index. The base amounts, in most cases, are net patient revenues for the first year of the lease. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of base rent. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Forty-three of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (v) During the six-month period ended June 30, 1997, the Company acquired twelve assisted living facilities and three long-term health care facilities in thirteen separate transactions for an aggregate purchase price of $52,735,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     In addition, the Company provided new construction financing of approximately $11,188,000 for eleven assisted living facilities, one long-term health care facility and one medical office building and capital improvement funding in the aggregate amount of approximately $8,045,000 in accordance with certain existing lease agreements.

     During June 1997, the Company sold two long-term health care facilities for an aggregate purchase price of approximately $6,863,000. The Company received a mortgage note in the amount of the purchase price, which is secured by the two facilities. The related gain of approximately $1,676,000 on such sale will be recognized into income on a deferred basis in proportion to the receipt of principal payments on the mortgage loans provided by the Company.

     During the six-month period ended June 30, 1997, the Company provided four mortgage loans secured by five long-term health care facilities and three assisted living facilities in four separate transactions in the aggregate amount of $33,675,000. The loans were funded by bank borrowings under the Company's bank line of credit and cash on hand.

     During the six months ended June 30, 1997, the Company issued $85,000,000 in medium term notes. The notes bear fixed interest at a weighted average rate of 7.39% and have a weighted average maturity of 10 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1997
Operating Results

     Six Months 1997 Compared to Six Months 1996

     Revenues for the six-months ended June 30, 1997 increased $7,269,000 or 16% over the same period in 1996. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

     Total expenses for the six-month period ended June 30, 1997 increased $3,188,000 or 15% over the same period in 1996. The increase is due to increased interest expense as a result of the issuance of fixed rate medium term notes during the last twelve months and to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

     Second Quarter 1997 Compared to Second Quarter 1996

     Revenues for the three months ended June 30, 1997 increased $3,898,000 or 17% over the same period in 1996. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months. The increase was also attributed to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and Consumer Price Index.

     Total expenses for the three-months ended June 30, 1997 increased $1,993,000 or 19% over the same period in 1996. The increase is primarily due to increased interest expense as a result of the issuance of fixed rate medium term notes during the last twelve months and to a lesser extent to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

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

     Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share and SFAS No. 129 Disclosure of Information about Capital Structure were issued in February 1997 and are effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 and SFAS No. 129 for the period ending December 31, 1997 and anticipates that such adoption will not materially impact the Company's financial statements. SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information were issued in June 1997. The Company will adopt SFAS No. 130 and SFAS No. 131 in 1998 and anticipates that such adoption will not materially impact the Company's financial statements.

Liquidity and Capital Resources

     During the six-month period ended June 30, 1997, the Company acquired twelve assisted living facilities and three long-term health care facilities in thirteen separate transactions for an aggregate purchase price of $52,735,000. The acquisitions were funded by bank borrowings under the Company's bank line of credit and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     In addition, the Company provided new construction financing of approximately $11,188,000 for eleven assisted living facilities, one long-term health care facility and one medical office building, and capital improvement funding in the aggregate amount of approximately $8,045,000 in accordance with certain existing lease agreements. New construction and capital improvements were funded by cash on hand and bank borrowings on the Company's bank line of credit.

     During the six-month period ended June 30, 1997, the Company provided four mortgage loans secured by five long-term health care facilities and three assisted living facilities in four separate transactions in the aggregate amount of $33,675,000. The loans were funded by bank borrowings under the Company's bank line of credit and cash on hand.

     During the first six months of 1997, the Company issued $85,000,000 in medium term notes. The notes bear fixed interest at a weighted average of 7.39% and have a weighted average maturity of 10 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

     During April 1997, the Company's $100,000,000 bank line of credit was amended to, among other things, extend its maturity to March 31, 2000 and reduce its current LIBOR borrowing margin from .90% to .75%.

     At June 30, 1997, the Company had $53,700,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $25,000,000 in aggregate principal amount of medium term notes and (b) up to $333,122,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

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

Statement Regarding Forward Looking Disclosure

     Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: changes in the health industry, government regulations, including changes in Medicare and Medicaid payment levels, changes in the ratings of the Company's debt securities, the amount of any additional investments made by the Company, access to capital markets and the effect of economic and market conditions and changes in interest rates.

                                    PART II

                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on April 11, 1997 ("Annual Meeting"). At the Annual Meeting, Sam A. Brooks, Jr. and Jack D. Samuelson were re-elected as directors to serve for a three-year term until the 2000 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are Milton J. Brock, Jr., David R. Banks, R. Bruce Andrews and Charles D. Miller. Additionally, the selection of Arthur Andersen LLP as independent accountants for the year ended December 31, 1997 was ratified.

     Voting at the Annual Meeting was as follows:

                                                                   Abstentions
                                Votes Cast         Votes cast      broker non
                                    For             against           votes
Matter                          ----------         ----------      ------------
------
Election of Sam A. Brooks, Jr.  37,496,951            165,119                 -
Election of Jack D. Samuelson   37,468,695            193,375                 -
Ratification of selection of
 Arthur Andersen LLP            37,528,272             45,472            88,326


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the six-month period ended June 30, 1997.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 24, 1997



                            NATIONWIDE HEALTH PROPERTIES, INC.
                            By         /s/ MARK L. DESMOND
                              -----------------------------------------------
                                           Mark L. Desmond
                            Senior Vice President and Chief Financial Officer
                                    (Principal Financial Officer)