Form 10-Q
period 1997-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1997-11-12
CIK 780053

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________________ to _____________________

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

  Shares of registrant's common stock, $.10 par value, outstanding at October 31, 1997 - 43,127,908.

================================================================================

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                              September 30, 1997


                               TABLE OF CONTENTS

Part I--Financial Information

                                                                                       Page
                                                                                       ----
        Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets..................................  2
                 Condensed Consolidated Statements of Operations........................  3
                 Condensed Consolidated Statements of Cash Flows........................  4
                 Notes to Condensed Consolidated Financial Statements...................  5

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..................................  7

Part II--Other Information

        Item 2.  Changes in Securities and Use of Proceeds.............................. 10
        Item 6.  Exhibits and Reports on Form 8-K....................................... 11

                                    PART I

                      NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                         September 30,    December 31,
                                                             1997            1996
                                                          -----------     -----------
                                                         (Unaudited)
                                                              (Dollars in thousands)
Investments in real estate
  Real estate properties:
    Land ...............................................   $  113,081       $  75,252
    Buildings and improvements..........................      766,600         574,544
    Construction in progress............................       13,929           2,213
                                                           ----------        --------
                                                              893,610         652,009
    Less accumulated depreciation ......................     (101,410)        (89,967)
                                                           ----------        --------
                                                              792,200         562,042
  Mortgage loans receivable, net........................      209,131         160,464
                                                           ----------        --------
                                                            1,001,331         722,506
Cash and cash equivalents...............................       37,919          11,709
Receivables.............................................        5,125           4,321
Other assets............................................        8,955           6,448
                                                           ----------        --------
                                                           $1,053,330        $744,984
                                                           ==========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings.........................................   $       --       $  32,300
Senior notes due 2000-2037..............................      355,000         190,000
Convertible debentures..................................       64,534          64,920
Notes and bonds payable.................................       48,908           9,229
Accounts payable and accrued liabilities................       30,836          19,947
Stockholders' equity:
    Preferred stock $1.00 par value;
     5,000,000 shares authorized;.......................      100,000              --
       Issued and outstanding:
        1997-1,000,000; 1996-none,
        stated at
       liquidation preference of $100
        per share
    Common stock $.10 par value;
     100,000,000 shares authorized;
      Issued and outstanding:
       1997-43,127,908, 1996-41,785,001..................       4,313           4,179
    Capital in excess of par value.......................     490,610         462,534
    Cumulative net income................................     346,290         300,079
    Cumulative dividends.................................    (387,161)       (338,204)
                                                           ----------       ---------
          Total stockholders' equity.....................     554,052         428,588
                                                           ----------       ---------
                                                           $1,053,330       $ 744,984
                                                           ==========       =========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)



                                           Three Months Ended                  Nine Months Ended
                                              September 30,                       September 30,
                                        1997                 1996            1997              1996
                                       -------------------------------------------------------------
Revenues:
   Minimum rent......................    $19,876              $16,792         $56,623          $49,431
   Interest and other income.........      5,891                4,314          15,986           12,242
   Additional rent and additional
    interest.........................      3,529                3,198          10,187            8,862
                                         -------              -------         -------          -------
                                          29,296               24,304          82,796           70,535

Expenses:
   Interest and amortization of
    deferred financing costs.........      7,873                4,808          20,639           15,539
   Depreciation and non-cash charges.      4,749                4,198          14,001           12,454
   General and administrative........        961                  843           2,774            2,499
                                         -------              -------         -------          -------
                                          13,583                9,849          37,414           30,492
                                         -------              -------         -------          -------

Net income before gain on sale of
 properties..........................    $15,713              $14,455         $45,382          $40,043
Gain on sale of properties...........        829                   --             829               --
                                         -------              -------         -------          -------
Net income...........................     16,542               14,455          46,211           40,043
Preferred stock dividends............        (43)                  --             (43)              --
                                         -------              -------         -------          -------
Net income available to common
 stockholders........................    $16,499              $14,455         $46,168          $40,043
                                         =======              =======         =======          =======
Net income before gain on sale of
 properties..........................    $   .37              $   .35         $  1.08          $  1.00
                                         =======              =======         =======          =======
Net income per share.................    $   .39              $   .35         $  1.10          $  1.00
                                         =======              =======         =======          =======

Net income available to common
 stockholders per share..............    $   .39              $   .35         $  1.10          $  1.00
                                         =======              =======         =======          =======
Dividends paid per share.............    $   .39              $   .37         $  1.17          $  1.11
                                         =======              =======         =======          =======

Weighted average shares outstanding..     41,910               41,781          41,838           39,899
                                         =======              =======         =======          =======




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                 (In thousands)


                                                        Nine Months Ended
                                                          September 30,
                                             -----------------------------------
                                                  1997                 1996
Cash flow from operating activities:
    Net income.............................   $  46,211            $  40,043
    Gain on sale of properties.............        (829)                  --
    Depreciation and non-cash charges......      14,001               12,453
    Amortization of deferred financing
     costs.................................         581                  573
    Net decrease in other assets and
     liabilities...........................       6,951                1,891
                                              ---------            ---------
        Net cash provided by operating
         activities........................      66,915               54,960

Cash flow from investing activities:
    Acquisition of real estate
     properties............................    (182,656)             (38,082)
    Disposition of real estate
     properties............................       4,827                   --
    Investment in mortgage loans
     receivable............................     (43,898)             (26,350)
    Principal payments on mortgage
     loans receivable......................       1,542                5,180
                                              ---------            ---------
        Net cash used in investing
         activities........................    (220,185)             (59,252)

Cash flow from financing activities:
    Bank borrowings........................     244,100               96,050
    Repayment of bank borrowings...........    (276,400)            (141,750)
    Issuance of senior unsecured debt......     165,000               50,000
    Issuance of common stock...............           1               60,905
    Issuance of preferred stock............      97,250                   --
    Dividends paid.........................     (48,957)             (44,121)
    Principal payments on notes and
     bonds.................................         (60)             (14,115)
    Other, net.............................      (1,454)                (540)
                                              ---------            ---------
       Net cash provided by financing
        activities.........................     179,480                6,429
                                              ---------            ---------
Increase in cash and cash equivalents......      26,210                2,137
Cash and cash equivalents, beginning of
 period....................................      11,709                7,937
                                              ---------            ---------
Cash and cash equivalents, end of period...   $  37,919            $  10,074
                                              =========            =========






                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                  (Unaudited)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 pursuant to the rules and regulations of the Securities and Exchange Commission. All of such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

  (ii) Net income per share is calculated by dividing net income by the weighted average common shares outstanding during the period. The effect of common stock options is immaterial. The effect of convertible debentures in 1996 is anti-dilutive and in 1997 is immaterial.

  (iii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (iv) The Company invests in health care related real estate and, as of September 30, 1997, had investments in 277 facilities, including 195 long-term health care facilities, 69 assisted living facilities, 10 continuing care retirement communities, two rehabilitation hospitals and one medical clinic. The Company's facilities are operated by 61 different operators.

         The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 19 years, and the leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts and/or increases in the Consumer Price Index. The base amounts, in most cases, are net patient revenues for the first year of the lease. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of base rent. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Forty-one of the facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

  (v) During the nine-month period ended September 30, 1997, the Company acquired 21 assisted living facilities, nine long-term health care facilities, four continuing care retirement communities and one medical clinic in 26 separate transactions for an aggregate purchase price of approximately $204,048,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit, approximately $39,739,000 of debt assumption, 1,315,686 shares of the Company's common stock and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases. In addition, during the nine-month period ended September 30, 1997 the Company completed the development of one long-term health care facility and two assisted living facilities for an aggregate cost of approximately $13,245,000, provided new construction financing of approximately $23,619,000 and provided capital improvement funding of approximately $11,932,000 in accordance with certain existing lease agreements.

     During the nine-month period ended September 30, 1997, the Company provided six mortgage loans secured by five long-term health care facilities, three assisted living facilities and two continuing care retirement communities in six separate transactions in the aggregate amount of approximately $42,675,000. The loans were funded by bank borrowings under the Company's bank line of credit and cash on hand.

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

     During August 1997, the Company sold one long-term health care facility to the lessee of such facility pursuant to a purchase option provision in the respective lease for a purchase price of approximately $4,829,000 resulting in a gain of approximately $829,000. The proceeds of the sale were used to repay bank borrowings on the Company's bank line of credit.

     During the nine months ended September 30, 1997, the Company issued $165,000,000 in medium-term notes. The notes bear fixed interest at a weighted average rate of 7.12% and have a weighted average maturity of 19 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

     In September 1997, the Company sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT securities ("Preferred Stock") with a liquidation preference of $100 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock is not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1997
Operating Results

  Nine Months 1997 Compared to Nine Months 1996

  Revenues for the nine months ended September 30, 1997 increased $12,261,000 or 17% over the same period in 1996. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

  Total expenses for the nine-month period ended September 30, 1997 increased $6,922,000 or 23% over the same period in 1996. The increase is due to increased interest expense as a result of the issuance of fixed rate medium-term notes during the last twelve months and to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

  Third Quarter 1997 Compared to Third Quarter 1996

  Revenues for the three months ended September 30, 1997 increased $4,992,000 or 21% over the same period in 1996. The increase is primarily due to increased minimum rent and interest income resulting from investments in additional facilities during the last twelve months. The increase was also attributed to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and Consumer Price Index.

  Total expenses for the three months ended September 30, 1997 increased $3,734,000 or 38% over the same period in 1996. The increase is primarily due to increased interest expense as a result of the issuance of fixed rate medium term notes during the last twelve months and to a lesser extent to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

  In addition, during the three months ended September 30, 1997, the Company recognized a gain of approximately $829,000 from the sale of a long-term health care facility.

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

Liquidity and Capital Resources

     During the nine-month period ended September 30, 1997, the Company acquired 21 assisted living facilities, nine long-term health care facilities, four continuing care retirement communities and one medical clinic in 26 separate transactions for an aggregate purchase price of approximately $204,048,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit, approximately $39,739,000 of debt assumption, 1,315,686 shares of the Company's common stock and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases.

     In addition, during the nine-month period ended September 30, 1997, the Company provided new construction financing of approximately $23,619,000 for 15 assisted living facilities, three medical clinics and one long-term care facility. During the nine-month period ended September 30, 1997, three properties completed the construction phase of the Company's investment process. The facilities were completed in three separate transactions for a total investment of $13,245,000 and included the construction of one long-term health care facility and two assisted living facilities. The facilities were leased under terms generally similar to the Company's existing leases. The Company also funded approximately $11,932,000 in capital improvements in accordance with certain existing lease agreements. Such capital improvements will result in an increase in the minimum rent rents earned by the Company. The construction advances and capital improvement advances were funded by bank borrowings on the Company's bank line of credit and by cash on hand.

     During the nine-month period ended September 30, 1997, the Company provided six mortgage loans secured by five long-term health care facilities, three assisted living facilities and two continuing care retirement communities in six separate transactions in the aggregate amount of approximately $42,675,000. The loans were funded by bank borrowings under the Company's bank line of credit and cash on hand.

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

     During August 1997, the Company sold one long-term health care facility to the lessee of such facility pursuant to a purchase option provision in the respective lease for a purchase price of approximately $4,829,000 resulting in a gain of approximately $829,000. The proceeds of the sale were used to repay bank borrowings on the Company's bank line of credit.

     During the nine months ended September 30, 1997, the Company issued $165,000,000 in medium-term notes. The notes bear fixed interest at a weighted average rate of 7.12% and have a weighted average maturity of 19 years. The proceeds were used to reduce borrowings on the Company's bank line of credit.

     In September 1997, the Company sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-up REIT securities ("Preferred Stock") with a liquidation preference of $100 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock is not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon.

Proceeds from the sale of the Preferred Stock were used to repay bank borrowings under the Company's bank line of credit and will be used for general corporate purposes, including the funding of additional investments.

  During April 1997, the Company's $100,000,000 bank line of credit was amended to, among other things, extend its maturity to March 31, 2000 and reduce its current LIBOR borrowing margin from .90% to .75%.

  At September 30, 1997, the Company had the maximum amount of $100,000,000 available under its bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $245,000,000 in aggregate principal amount of medium term notes and (b) up to approximately $233,122,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

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

Statement Regarding Forward Looking Disclosure

  Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, changes in the health care industry, government regulations, including changes in reimbursement levels under the Medicare and Medicaid programs, changes in the ratings of the Company's debt securities or preferred stock, the amount and timing of any additional investments made by the Company, and access to capital markets.

                                    PART II

                               OTHER INFORMATION


Item 2. Changes in Securities and Use of Proceeds.

  (b) The Preferred Stock is senior to the Company's Common Stock with respect to dividends and amounts paid at liquidation. Except in certain circumstances, unless full cumulative dividends on the Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof set apart for payment for all past dividend periods and the then current dividend period, no dividends (other than in shares of Common Stock or other capital stock ranking junior to the Preferred Stock as to dividends and upon liquidation) may be declared or paid or set aside for payment, nor may any shares of Common Stock or any other capital stock of the Company ranking junior to or on a parity with the Preferred Stock as to dividends or amounts upon liquidation be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any such stock) by the Company (except by conversion into or exchange for other capital stock of the Company ranking junior to the Preferred Stock as to dividends and amounts upon liquidation).

       Upon any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, then, before any distribution or payment may be made to the holders of any shares of Common Stock, the holders of Preferred Stock are entitled to receive out of assets of the Company legally available for distribution to stockholders, liquidation distributions in the amount of the liquidation preference of $100.00 per share, plus an amount equal to all dividends accrued and unpaid thereon.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits


          10.1 Amendment Number Six to Credit Agreement dated August 15, 1997 between the Company and Wells Fargo Bank, National Association, the Sumitomo Bank Limited, The Bank of New York, Sanwa Bank California and BHF-Bank Aktiengesellschaft.

          27    FINANCIAL DATA SCHEDULE

     (b)  Reports on Form 8-K

          A Form 8-K dated August 18, 1997 was filed with respect to the acquisition of assets during the period January 1, 1997 through August 4, 1997, including audited proforma statements of income for the acquired facilities and unaudited pro forma financial statements for the Company giving effect to the acquisitions.

          A Form 8-K dated August 19, 1997 was filed to include certain exhibits related to the issue and sale by the Company of its Medium-Term Notes, Series C.

          A Form 8-K dated September 24, 1997 was filed to include certain exhibits related to the issue and sale by the Company of $1,000,000 shares of its 7.677% Series A Cumulative Preferred Step-Up REIT Securities.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:     November 12, 1997



                             NATIONWIDE HEALTH PROPERTIES, INC.


                             By           /s/MARK L. DESMOND
                                 ----------------------------------------
                                             Mark L. Desmond
                                 Senior Vice President and Chief
                                 Financial Officer
                                      (Principal Financial Officer)