Form 10-K405
period 1997-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1998-03-11
CIK 780053

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

                  For the fiscal year ended December 31, 1997

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

      Registrant's telephone number, including area code: (714) 718-4400
          Securities registered pursuant to Section 12(b) of the Act:

      TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
      -------------------         -----------------------------------------
  Common Stock, $.10 Par Value             New York Stock Exchange
   7.677% Series A Cumulative
            Preferred                               None
6.25% Convertible Debentures Due
              1999                         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $1,135,803,000 as of February 28, 1998.

                                  43,323,679
    (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 28, 1998)

  Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 17, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985 (the "Company"), is a real estate investment trust ("REIT") which invests primarily in health care related facilities and provides financing to health care providers. As of December 31, 1997, the Company had investments in 291 facilities located in 30 states. The facilities include 191 long-term health care facilities, 78 assisted living facilities, 11 continuing care retirement communities, two rehabilitation hospitals, eight residential care facilities for the elderly and one medical clinic

  As of December 31, 1997, the Company had direct ownership of 145 long-term health care facilities, 72 assisted living facilities, six continuing care retirement communities, two rehabilitation hospitals, eight residential care facilities for the elderly and one medical clinic (the "Properties"). All of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases, to 61 health care providers (the "Lessees") including Beverly Enterprises, Inc. ("Beverly"), ARV Assisted Living, Inc., Alternative Living Services, Sun Healthcare Group, Inc., Laureate Group, Life Care Centers of America, Inc., Paragon Health Network, Retirement Care Associates, Inc., American Health Centers, Mariner Health Group, Liberty Healthcare, Integrated Health Services, Inc. and HEALTHSOUTH Corporation. Of the Lessees, only Beverly and Alternative Living Services are expected to account for more than 10% of the Company's revenues in 1998.

  The Leases have initial terms ranging from 10 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts. The base amounts, in most cases, are net patient revenues for the first year of the lease. Most Leases contain cross collateralization and cross default provisions tied to other Leases with the same Lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and leases covering 155 facilities are backed by irrevocable letters of credit or security deposits which cover from 2 to 12 months of monthly minimum rents. Under the terms of the Leases, the Lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of December 31, 1997, the Company held 35 mortgage loans secured by 46 long-term health care facilities, six assisted living facilities, and five continuing care retirement communities. Such loans had an aggregate outstanding principal balance of approximately $209,185,000 and a net book value of approximately $199,819,000 at December 31, 1997. The mortgage loans have individual outstanding principal balances ranging from approximately $646,000 to $20,892,000 and have maturities ranging from 1998 to 2025.

  During 1997, the Company acquired, in 38 separate transactions, 31 assisted living facilities, nine long-term health care facilities, four continuing care retirement communities, eight residential care facilities for the elderly and one medical clinic for an aggregate purchase price of $248,343,000. Additionally, the Company provided seven mortgage loans, secured by seven long-term health care facilities, three assisted living facilities and two continuing care retirement communities in an aggregate amount of $49,238,000.

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

PROPERTIES

  Of the 291 facilities in which the Company has investments, the Company has direct ownership of 145 long-term health care facilities, 72 assisted living facilities, six continuing care retirement communities, two rehabilitation hospitals, eight residential care facilities for the elderly and one medical clinic. The properties are leased to other parties under terms which require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

LONG-TERM HEALTH CARE FACILITIES

  Long-term health care facilities provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high-technology, care-intensive, high-cost setting of an acute-care or rehabilitative hospital. Treatment programs include physical, occupational, speech, respiratory and other therapeutic programs, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Long-term health care facilities generally receive a significant portion of their revenues from state based Medicaid and the federal Medicare programs.

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

CONTINUING CARE RETIREMENT COMMUNITIES

  Continuing care retirement communities provide a broad continuum of care. At the most basic level, services are provided which aid in everyday living, much like in an assisted living facility. At the other end of the spectrum, skilled nursing, rehabilitation and medical treatment is provided to residents who need those services. This type of facility offers residents the ability to have the most independent lifestyle possible while providing a wide range of social, health and nursing services tailored to meet individual needs.

RESIDENTIAL CARE FACILITIES FOR THE ELDERLY

  Residential care facilities for the elderly offer similar services to an assisted living facility, except they are provided in a residential home setting. These facilities are generally three to four bedroom houses in residential neighborhoods, which are slightly modified to enable adequate access and care for the residents. There is generally one 24-hour caregiver at each location to provide meals and assistance with activities such as bathing, dressing, laundry and cleaning.

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

  The following table sets forth certain information regarding the Company's owned facilities as of December 31, 1997.

                                         NUMBER             ANNUAL     1997
                             NUMBER OF  OF BEDS/            MINIMUM ADDITIONAL
FACILITY LOCATION            FACILITIES UNITS(1) INVESTMENT RENT(2)  RENT(2)
-----------------            ---------- -------- ---------- ------- ----------
                                          (DOLLARS IN THOUSANDS)
                                          ----------------------
Long-Term Health Care
 Facilities:
  Arizona...................      2         274   $  6,076  $   789  $   181
  Arkansas..................      2         397      5,982      666      301
  California................      8         963     26,481    3,228      789
  Connecticut...............      3         359      7,864      783      152
  Florida...................      9       1,247     29,475    3,150      889
  Georgia...................      1         163      7,343      867        5
  Idaho.....................      1          64        792       81       69
  Illinois..................      2         220      5,549      701      171
  Indiana...................     11       1,202     35,407    4,158      828
  Kansas....................      8         641     11,804    1,216      174
  Maryland..................      4         749     22,057    2,634    1,096
  Massachusetts.............     14       1,418     51,975    5,381      444
  Minnesota.................     10       1,247     37,690    4,392    1,077
  Missouri..................      1         108      2,740      337      115
  Nevada....................      1         140      4,034      480      107
  New Jersey................      1         180      6,809      749      160
  North Carolina............      1         150      2,360      294      216
  Ohio......................      6         811     29,547    3,304      505
  Oklahoma..................      3         253      3,939      404      100
  Oregon....................      4         356      6,760      833      266
  Tennessee.................      8         882     24,417    2,546      284
  Texas.....................     26       3,009     55,607    6,102    1,498
  Virginia..................      4         605     18,568    2,291      787
  Washington................      6         621     24,309    2,349      256
  Wisconsin.................      9         936     21,169    2,301    1,032
                                ---      ------   --------  -------  -------
    Subtotals...............    145      16,995    448,754   50,036   11,502
                                ---      ------   --------  -------  -------
Assisted Living Facilities:
  Alabama...................      2         166      5,952      594        7
  Arizona...................      1          90      4,611      444      --
  California................     12       1,534     69,442    7,096      394
  Colorado..................      4         419     21,777    2,143        1
  Florida...................     15         976     55,492    5,694       95
  Idaho.....................      1         158     11,800    1,179      --
  Illinois..................      1         178     11,076    1,037      --
  Kansas....................      1          42      2,121      205        2
  Michigan..................      1         144      7,239      810       60
  Nevada....................      2         155     13,583    1,254      --
  Ohio......................      8         428     21,111    1,796       11
  Oklahoma..................      3         187      8,100      771       22
  Oregon....................      6         536     28,375    2,813        6
  Tennessee.................      1          48      2,902      274        7
  Texas.....................      9         393     18,415    1,764       30
  Washington................      3         271     16,987    1,650      --
  Wisconsin.................      2         375     26,150    2,022      --
                                ---      ------   --------  -------  -------
    Subtotals...............     72       6,100    325,133   31,563      635
                                ---      ------   --------  -------  -------

                                         NUMBER             ANNUAL     1997
                             NUMBER OF  OF BEDS/            MINIMUM ADDITIONAL
FACILITY LOCATION            FACILITIES UNITS(1) INVESTMENT RENT(2)  RENT(2)
-----------------            ---------- -------- ---------- ------- ----------
                                          (DOLLARS IN THOUSANDS)
                                          ----------------------
Continuing Care Retirement
 Communities:
  California................      1         279   $ 11,150  $ 1,083  $   163
  Colorado..................      1         117      3,115      307       21
  Kansas....................      1         199     13,199    1,267      --
  Texas.....................      1         268     23,870    1,508      --
  Wisconsin.................      2         917     62,522    6,075      --
                                ---      ------   --------  -------  -------
    Subtotals...............      6       1,780    113,856   10,240      184
                                ---      ------   --------  -------  -------
Residential Care Facilities
 for the Elderly:
  California................      8          48      2,921      319      --
                                ---      ------   --------  -------  -------
Rehabilitation Hospitals:
  Arizona...................      2         116     16,826    1,770      301
                                ---      ------   --------  -------  -------
Medical Clinic:
  Alabama...................      1         --       3,902      391      --
                                ---      ------   --------  -------  -------
Construction in Progress....    --          --      49,139      --       --
                                ---      ------   --------  -------  -------
TOTAL ALL OWNED FACILITIES..    234      25,039   $960,531  $94,319  $12,622
                                ===      ======   ========  =======  =======

--------
(1) Assisted living facilities are measured in units, continuing care retirement communities are measured in beds and units, and all other facilities are measured by bed count.

(2) Annual Minimum Rent (as defined in the Leases) for each of the Company's owned properties. Additional rent, generally contingent upon increases in the facility net patient revenues in excess of a base amount, may also be paid. The 1997 additional rent amounts reflect additional rent accrued in 1997.

  As of December 31, 1997, 40 of the Company's 234 owned facilities were being leased to and operated by subsidiaries of Beverly. Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 26 properties operated by such parties. The Company expects that as new facilities are acquired, an increasing percentage of its facilities will be leased to operators unaffiliated with Beverly. For additional financial information regarding Beverly, see Appendix 1 attached as part of this Annual Report on Form 10-K.

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

REGULATION

  Payments for health care services provided by the operators of the Company's facilities are received principally from four sources: private funds; Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to nursing facilities and the amount of additional rents payable to the Company under the Leases. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients.

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

EXECUTIVE OFFICERS OF THE COMPANY

  The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer of the Company is appointed by its Board of Directors, serves at the pleasure of the Board and holds office until a successor is elected, or until the earliest of death, resignation or removal. There is no "family relationship" between any of the named executive officers or any director of the Company. All information is given as of February 28, 1998.

            NAME                              POSITION                      AGE
            ----                              --------                      ---
   R. Bruce Andrews...... President and Chief Executive Officer              57
   Mark L. Desmond....... Senior Vice President and Chief Financial Officer  39
   T. Andrew Stokes...... Senior Vice President of Corporate Development     50
   Steven J. Insoft...... Vice President of Development                      34
   John J. Sheehan, Jr... Vice President of Development                      40
   Gary E. Stark......... Vice President and General Counsel                 42

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

  STEVEN J. INSOFT--Vice President of Development of the Company since February 1998. From 1991 to 1997, Mr. Insoft served as President of CMI Senior Housing & Healthcare, Inc., an operator of nursing facilities. From 1988 to 1991, Mr. Insoft was an Associate in the Capital Markets Group of Prudential Insurance Company of America.

  JOHN J. SHEEHAN, JR.--Vice President of Development of the Company since February 1996. From September 1987 through April 1990, Mr. Sheehan served as Director of Asset Management for Southmark Corporation, a real estate syndication company. From April 1990 until joining the Company, Mr. Sheehan was Vice President, Mortgage Finance for Life Care Centers of America, an operator and manager of nursing facilities.

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

EMPLOYEES

  As of February 28, 1998, the Company employed thirteen full-time employees.

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

  None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. It has been the Company's policy to declare quarterly dividends to holders of the Company's common stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of the Company's common stock from January 1, 1996 to December 31, 1997 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods.

                                                      HIGH      LOW     DIVIDEND
                                                     ------- ---------- --------
   1997
     First quarter.................................. $23 3/8  $21 1/4     $.39
     Second quarter.................................  23 1/2   19 7/8      .39
     Third quarter..................................  24 3/4   22 1/16     .39
     Fourth quarter.................................  25 7/8   21 13/16    .39
   1996
     First quarter.................................. $22 3/8  $20 3/4     $.37
     Second quarter.................................  21 7/8   19 1/2      .37
     Third quarter..................................  23 1/4   21 1/4      .37
     Fourth quarter.................................  24 1/4   21 1/4      .37

  As of February 28, 1998 there were approximately 1,200 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table presents selected financial data with respect to the Company. Certain of this financial data has been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations". Reference is made to Note 4 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.

                                       YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------
                               1997       1996      1995       1994      1993
                            ----------  --------  ---------  --------  --------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Total revenues............  $  115,705  $ 95,776  $  81,039  $ 69,985  $ 60,385
Income from operations....      62,988    54,944     49,382    44,813    40,996
Gain on sale of
 facilities...............         829       --         989       --        --
Extraordinary charge(1)...         --        --         --        --     (2,004)
Net income................      63,817    54,944     50,371    44,813    38,992
Preferred stock dividends.      (1,962)      --         --        --        --
Net income available to
 common stockholders......      61,855    54,944     50,371    44,813    38,992
Dividends paid on common
 stock....................      65,734    59,581     53,182    47,751    42,883
PER SHARE DATA:
Basic/diluted income from
 continuing operations
 available to common
 stockholders(2)..........  $     1.45  $   1.36  $    1.30  $   1.23  $   1.17
Basic/diluted net income
 available to common
 stockholders.............        1.47      1.36       1.33      1.23      1.11
Dividends paid on common
 stock....................        1.56      1.48       1.41      1.31      1.21
BALANCE SHEET DATA:
Investments in real
 estate, net..............  $1,053,273  $722,506  $ 652,231  $501,862  $428,473
Total assets..............   1,077,394   744,984    670,111   513,809   440,165
Senior unsecured notes due
 2000-2037................     355,000   190,000    100,000       --        --
Bank borrowings...........      19,600    32,300     93,900    80,200     3,800
Convertible debentures....      64,512    64,920     65,000    67,690    73,609
Notes and bonds payable...      58,297     9,229     23,364    20,520    23,047
Stockholders' equity......     553,046   428,588    371,822   336,106   332,927
OTHER DATA:
Net cash provided by
 operating activities.....  $   86,010  $ 74,129  $  66,972  $ 56,756  $ 49,725
Net cash used in investing
 activities...............    (267,302)  (85,034)  (151,476)  (83,185)  (56,261)
Net cash provided by
 financing activities.....     179,775    14,677     88,699    26,544     1,882
Funds from operations
 available to common
 stockholders(3)..........      80,851    71,667     63,267    57,057    51,111
Weighted average shares
 outstanding..............      42,164    40,373     37,808    36,356    35,188

-------
(1) The Company incurred an extraordinary charge representing the write-off of unamortized deferred financing costs and fees in connection with the prepayment of a substantial portion of the Company's secured debt.

(2) For per share purposes, income from continuing operations is defined as income before the effect of any gains or losses on sales of properties.

(3) Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. The Company therefore discloses funds from operations, although it is a measurement that is not defined by generally accepted accounting principles. The Company uses the NAREIT measure of funds from operations, which is generally defined as income before extraordinary items plus certain non-cash items, primarily real estate depreciation, less gains on sales of facilities. The NAREIT measure may not be comparable to similarly titled measures used by other REITs. Consequently, the Company's funds from operations may not provide a meaningful measure of the Company's performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES

  During 1997, the Company acquired 31 assisted living facilities, nine long-term health care facilities, four continuing care retirement communities, eight residential care facilities for the elderly and one medical clinic in 38 separate and independent transactions for an aggregate purchase price of approximately $248,343,000. The acquisitions were funded by bank borrowings on the Company's bank line of credit, approximately $49,542,000 of debt assumption, 1,315,686 shares of the Company's common stock and cash on hand. The facilities were concurrently leased under terms generally similar to the Company's existing leases. Additionally, the Company provided seven mortgage loans secured by seven long-term health care facilities, three assisted living facilities and two continuing care retirement communities in the aggregate amount of $49,238,000. Such mortgages were funded by bank borrowings on the Company's bank line of credit and cash on hand. In addition, the Company received principal repayments of approximately $10,544,000 in connection with the maturity of two mortgage loans secured by three long-term health care facilities and one assisted living facility. The proceeds were used to repay bank borrowings.

  In addition to the acquisitions, the Company provided new construction financing of approximately $51,830,000 for three long-term health care facilities, 17 assisted living facilities and five medical clinics. During 1997, three properties completed the construction phase of the Company's investment process. The facilities were completed in three separate transactions for a total investment of $13,301,000 and included the construction of one long-term health care facility and two assisted living facilities. The facilities were leased under terms generally similar to the Company's existing leases. The Company also funded approximately $15,531,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company. The construction advances and capital improvement advances are funded by bank borrowings on the Company's bank line of credit and by cash on hand.

  During June 1997, the Company sold two long-term health care facilities for an aggregate price of approximately $6,863,000. The Company received a mortgage note in the amount of the purchase price, which is secured by the two facilities. The related gain of approximately $1,676,000 on such sale will be recognized into income on a deferred basis in proportion to the receipt of principal payments on the mortgage loans provided by the Company.

  During August 1997, the Company sold one long-term health care facility to the lessee of such facility pursuant to a purchase option provision in the respective lease for a purchase price of approximately $4,829,000 resulting in a gain of approximately $829,000. The proceeds of the sale were used to repay bank borrowings on the Company's bank line of credit.

  During 1997, the Company issued $165,000,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average interest rate of 7.1% and have a weighted average maturity of 19.2 years. The proceeds were used to repay borrowings on the Company's bank line of credit.

  In September 1997, the Company sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT securities ("Preferred Stock") with a liquidation preference of $100 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock is not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon. Proceeds from the sale of the Preferred Stock were used to repay $71,150,000 of bank borrowings on the Company's bank line of credit and fund additional investments.

  At December 31, 1997, the Company had $80,400,000 available under its $100,000,000 bank line of credit. The Company also had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $245,000,000 in aggregate principal amount of medium-term notes and (b) up to $233,122,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit, for the financing of additional investments or for general corporate purposes.

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

OPERATING RESULTS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

  Revenues increased $19,929,000 or 21% in 1997 as compared to 1996. The increase was primarily due to increased minimum rent and interest income resulting from investments in 60 net additional facilities in 1997, combined with a full year of revenues earned by investments in additional facilities in 1996. The increase was also attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

  Total expenses increased $11,885,000 or 29% in 1997 as compared to 1996. The increase was primarily due to an increase in interest expense due to the issuance of $165,000,000 in medium term notes during 1997 and the issuance of $90,000,000 in medium term notes in 1996. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in 1997 and 1996.

  The Company expects increased rental revenues due to the addition of facilities to its property base in the last twelve months. The Company also expects increased interest income resulting from additional investments in mortgage loans over the last twelve months. The Company also expects increased additional rent and additional interest because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased; although, there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. Additional investments in health care facilities would also increase rental or interest income. As additional investments in facilities are made, depreciation or interest expense could also increase. Any such increases, however, are expected to be more than offset by rents or interest income associated with the investments.

  The Company does not expect any material costs or any material negative impact on its operations related to Year 2000 computer systems compliance issues.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

  Revenues increased $14,737,000, or 18% in 1996 as compared to 1995. The increase was primarily due to increased minimum rent and interest income resulting from investments in 21 additional facilities during 1996, combined with a full year of revenues earned by investments in additional facilities in 1995. The increase was also attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Report of Independent Public Accountants...............................  12
     Consolidated Balance Sheets............................................  13
     Consolidated Statements of Operations..................................  14
     Consolidated Statements of Stockholders' Equity........................  15
     Consolidated Statements of Cash Flows..................................  16
     Notes to Consolidated Financial Statements.............................  17

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of
 Nationwide Health Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Orange County, California
January 16, 1998

                       NATIONWIDE HEALTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             DECEMBER 31,
                                                         ---------------------
                                                            1997       1996
                                                         ----------  ---------
                                                            (IN THOUSANDS)
                                   ASSETS
Investments in real estate
  Real estate properties:
    Land................................................ $  120,236  $  75,252
    Buildings and improvements..........................    809,217    574,544
    Construction in progress............................     31,078      2,213
                                                         ----------  ---------
                                                            960,531    652,009
    Less accumulated depreciation.......................   (107,077)   (89,967)
                                                         ----------  ---------
                                                            853,454    562,042
  Mortgage loans receivable, net........................    199,819    160,464
                                                         ----------  ---------
                                                          1,053,273    722,506
Cash and cash equivalents...............................     10,192     11,709
Receivables.............................................      4,362      4,321
Other assets............................................      9,567      6,448
                                                         ----------  ---------
                                                         $1,077,394  $ 744,984
                                                         ==========  =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Bank borrowings......................................... $   19,600  $  32,300
Senior notes due 2000-2037..............................    355,000    190,000
Convertible debentures..................................     64,512     64,920
Notes and bonds payable.................................     58,297      9,229
Accounts payable and accrued liabilities................     26,939     19,947
Commitments and contingencies
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; issued and outstanding: 1997--1,000,000;
   1996--none; stated at liquidation preference of $100
   per share............................................    100,000        --
  Common stock $.10 par value; 100,000,000 shares
   authorized; issued and outstanding: 43,128,889 and
   41,785,001 as of December 31, 1997 and 1996,
   respectively.........................................      4,313      4,179
  Capital in excess of par value........................    490,737    462,534
  Cumulative net income.................................    363,896    300,079
  Cumulative dividends..................................   (405,900)  (338,204)
                                                         ----------  ---------
      Total stockholders' equity........................    553,046    428,588
                                                         ----------  ---------
                                                         $1,077,394  $ 744,984
                                                         ==========  =========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                        1997     1996    1995
                                                      --------  ------- -------
Revenues:
  Minimum rent....................................... $ 79,587  $66,536 $54,504
  Interest and other income..........................   22,454   17,104  14,759
  Additional rent and additional interest............   13,664   12,136  11,776
                                                      --------  ------- -------
                                                       115,705   95,776  81,039
                                                      --------  ------- -------
Expenses:
  Interest and amortization of deferred financing
   costs.............................................   28,899   20,797  14,628
  Depreciation and non-cash charges..................   19,825   16,723  13,885
  General and administrative.........................    3,993    3,312   3,144
                                                      --------  ------- -------
                                                        52,717   40,832  31,657
                                                      --------  ------- -------
Income before gain on sale of facilities.............   62,988   54,944  49,382
Gain on sale of facilities...........................      829      --      989
                                                      --------  ------- -------
Net income...........................................   63,817   54,944  50,371
Preferred stock dividends............................   (1,962)     --      --
                                                      --------  ------- -------
Net income available to common stockholders.......... $ 61,855  $54,944 $50,371
                                                      ========  ======= =======
Per share amounts:
  Basic/diluted income from continuing operations
   available to common stockholders.................. $   1.45  $  1.36 $  1.30
                                                      ========  ======= =======
  Basic/diluted net income available to common
   stockholders...................................... $   1.47  $  1.36 $  1.33
                                                      ========  ======= =======
Weighted average shares outstanding..................   42,164   40,373  37,808
                                                      ========  ======= =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                          COMMON STOCK  PREFERRED STOCK
                          ------------- ---------------
                                                        CAPITAL IN                            TOTAL
                                                        EXCESS OF  CUMULATIVE CUMULATIVE  STOCKHOLDERS'
                          SHARES AMOUNT SHARES  AMOUNT  PAR VALUE  NET INCOME DIVIDENDS      EQUITY
                          ------ ------ ------ -------- ---------- ---------- ----------  -------------
Balances at December 31,
 1994...................  36,476 $3,648   --   $    --   $363,135   $194,764  $(225,441)    $336,106
 Issuance of common
  stock.................   2,032    203   --        --     35,714        --         --        35,917
 Exercise of common
  stock
  options...............       2    --    --        --         10        --         --            10
 Conversion of
  debentures............     210     21   --        --      2,579        --         --         2,600
 Net income.............     --     --    --        --        --      50,371        --        50,371
 Common dividends.......     --     --    --        --        --         --     (53,182)     (53,182)
                          ------ ------ -----  --------  --------   --------  ---------     --------
Balances at December 31,
 1995...................  38,720  3,872   --        --    401,438    245,135   (278,623)     371,822
 Issuance of common
  stock.................   3,058    307   --        --     60,998        --         --        61,305
 Exercise of common
  stock
  options...............       3    --    --        --         19        --         --            19
 Conversion of
  debentures............       4    --    --        --         79        --         --            79
 Net income.............     --     --    --        --        --      54,944        --        54,944
 Common dividends.......     --     --    --        --        --         --     (59,581)     (59,581)
                          ------ ------ -----  --------  --------   --------  ---------     --------
Balances at December 31,
 1996...................  41,785  4,179   --        --    462,534    300,079   (338,204)     428,588
 Issuance of common
  stock.................   1,326    132   --        --     30,551        --         --        30,683
 Issuance of preferred
  stock.................     --     --  1,000   100,000    (2,750)       --         --        97,250
 Conversion of
  debentures............      18      2   --        --        402        --         --           404
 Net income.............     --     --    --        --        --      63,817        --        63,817
 Preferred dividends....     --     --    --        --        --         --      (1,962)      (1,962)
 Common dividends.......     --     --    --        --        --         --     (65,734)     (65,734)
                          ------ ------ -----  --------  --------   --------  ---------     --------
Balances at December 31,
 1997...................  43,129 $4,313 1,000  $100,000  $490,737   $363,896  $(405,900)    $553,046
                          ====== ====== =====  ========  ========   ========  =========     ========



                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEARS ENDED DECEMBER 31,
                                               -------------------------------
                                                 1997       1996       1995
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  63,817  $  54,944  $  50,371
  Depreciation and non-cash charges...........    19,825     16,723     13,885
  Gain on sale of properties..................      (829)       --        (989)
  Amortization of deferred financing costs....       801        772        490
  Net change in other assets and liabilities..     2,396      1,690      3,215
                                               ---------  ---------  ---------
    Net cash provided by operating activities.    86,010     74,129     66,972
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Investment in real estate properties........  (239,775)   (59,282)  (136,783)
  Disposition of real estate properties.......     4,812        --       8,940
  Investment in mortgage loans receivable.....   (44,947)   (31,430)   (35,437)
  Principal payments on mortgage loans
   receivable.................................    12,608      5,678     11,804
                                               ---------  ---------  ---------
    Net cash used in investing activities.....  (267,302)   (85,034)  (151,476)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Bank borrowings.............................   263,700    132,450    205,600
  Repayment of bank borrowings................  (276,400)  (194,050)  (191,900)
  Issuance of common stock, net...............       --      60,903     35,494
  Issuance of preferred stock, net............    97,250        --         --
  Issuance of senior unsecured debt...........   165,000     90,000    100,000
  Principal payments on notes and bonds
   payable....................................      (474)   (14,135)    (6,460)
  Dividends paid..............................   (67,696)   (59,581)   (53,182)
  Deferred financing costs....................    (1,605)      (910)      (853)
                                               ---------  ---------  ---------
    Net cash provided by financing activities.   179,775     14,677     88,699
                                               ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................    (1,517)     3,772      4,195
Cash and cash equivalents, beginning of
 period.......................................    11,709      7,937      3,742
                                               ---------  ---------  ---------
Cash and cash equivalents, end of period...... $  10,192  $  11,709  $   7,937
                                               =========  =========  =========
Supplemental schedule of cash flow
 information:
  Cash interest paid.......................... $  22,467  $  12,721  $  12,680
                                               =========  =========  =========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION

  Nationwide Health Properties, Inc. (the "Company") was incorporated on October 14, 1985 in the State of Maryland. The Company operates as a real estate investment trust specializing in investments in health care related properties and as of December 31, 1997 had investments in 291 health care facilities, including 191 long-term health care facilities, 78 assisted living facilities, 11 continuing care retirement communities, two rehabilitation hospitals, eight residential care facilities for the elderly and one medical clinic. At December 31, 1997, the Company owned 145 long-term health care facilities, 72 assisted living facilities, six continuing care retirement communities, two rehabilitation hospitals, eight residential care facilities for the elderly and one medical clinic and held 35 mortgage loans secured by 46 long-term health care facilities, six assisted living facilities and five continuing care retirement communities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investment in its majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

 Stock Split & Reclassifications

  On January 19, 1996, the Board of Directors of Nationwide Health Properties, Inc. authorized a two-for-one split of the Company's common stock effective on March 8, 1996. The financial statements included herein have been restated to reflect the stock split. Additionally, certain amounts in the 1996 and 1995 financial statements have been reclassified for consistent financial statement presentation.

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

 Cash and Cash Equivalents

  Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

 Federal Income Taxes

  The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95% of its real estate investment trust taxable income to its stockholders. Accordingly, the Company will not be subject to Federal income taxes on its income which is distributed to stockholders. Therefore, no provisions for Federal income taxes have been made in the Company's financial statements. The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as of December 31, 1997 is approximately ($4,309,000).

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

 Impact of New Accounting Pronouncements

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings per Share and SFAS No. 129 Disclosure of Information About Capital Structure in 1997. The adoption of SFAS No. 128 and SFAS No. 129 has not materially impacted the Company's financial statements.

  SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information were issued in June of 1997 and are effective for fiscal years beginning after December 15, 1997. The adoption of these pronouncements in the first quarter of 1998 is not expected to have a material impact on the Company's financial statements.

3. EARNINGS PER SHARE

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding; dilutive stock options and dilutive convertible debentures. The table below details the components of the basic and diluted earnings per share from continuing operations calculations.

                                            YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                       1997            1996           1995
                                  --------------- -------------- --------------
                                  INCOME   SHARES INCOME  SHARES INCOME  SHARES
                                  -------  ------ ------- ------ ------- ------
                                             (AMOUNTS IN THOUSANDS)
                                             ----------------------
Income before gain on sale of
 facility........................ $62,988         $54,944        $49,382
Less: preferred stock dividends..  (1,962)            --             --
                                  -------         -------        -------
Basic EPS........................  61,026  42,164  54,944 40,373  49,382 37,808
Effect of dilutive securities:
  Stock options..................     --        9     --       4     --       3
  8.9% convertible debentures....     --      --      --     --       18     77
                                  -------  ------ ------- ------ ------- ------
Diluted EPS...................... $61,026  42,173 $54,944 40,377 $49,400 37,888
                                  =======  ====== ======= ====== ======= ======

                      NATIONWIDE HEALTH PROPERTIES, INC.

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

  Minimum future rentals on non-cancelable leases as of December 31, 1997 are as follows:

                                               MINIMUM
            YEAR                               RENTALS
            ----                            --------------
                                            (IN THOUSANDS)
            1998...........................    $ 93,267
            1999...........................      90,232
            2000...........................      77,001
            2001...........................      69,613
            2002...........................      64,017
            2003...........................      61,571
            2004...........................      58,085
            2005...........................      53,793
            2006...........................      48,260
            2007...........................      39,363
            Thereafter.....................     132,674

  During 1997, the Company acquired 31 assisted living facilities, nine long-term health care facilities, four continuing care retirement communities, eight residential care facilities for the elderly and one medical clinic in 38 separate and independent transactions for an aggregate purchase price of approximately $248,343,000. The facilities were concurrently leased under terms generally similar to the Company's existing leases. The acquisitions were funded by bank borrowings on the Company's bank line of credit, approximately $49,542,000 of debt assumption, 1,315,686 shares of the Company's common stock and cash on hand.

  In addition to the acquisitions, the Company provided new construction financing of approximately $51,830,000, including capitalized interest of approximately $1,651,000, for three long-term health care facilities, 17 assisted living facilities and five medical clinics. The Company also provided capital improvement funding in the aggregate amount of approximately $15,531,000 in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

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

                       NATIONWIDE HEALTH PROPERTIES, INC.

  The following table lists the Company's real estate properties as of December 31, 1997:

                                             BUILDINGS                              NOTES AND
                         NUMBER OF              AND          TOTAL     ACCUMULATED    BONDS
   FACILITY LOCATION     FACILITIES  LAND   IMPROVEMENTS INVESTMENT(1) DEPRECIATION  PAYABLE
   -----------------     ---------- ------- ------------ ------------- ------------ ---------
                                            (DOLLAR AMOUNTS IN THOUSANDS)
LONG-TERM HEALTH CARE
 FACILITIES:
  Arizona...............      2     $   833   $  5,243     $  6,076      $ 1,329     $  --
  Arkansas..............      2         209      5,773        5,982        1,883        --
  California............      8       7,053     19,428       26,481        3,612        --
  Connecticut...........      3       1,044      6,820        7,864        1,404        --
  Florida...............      9       4,187     25,288       29,475        5,498        --
  Georgia...............      1         801      6,542        7,343          828        --
  Idaho.................      1          15        777          792          214        --
  Illinois..............      2         157      5,392        5,549        1,153        --
  Indiana...............     11       2,044     33,363       35,407        6,069        --
  Kansas................      8         517     11,287       11,804        2,068        --
  Maryland..............      4         845     21,212       22,057        6,893        --
  Massachusetts.........     14       6,753     45,222       51,975        5,836        --
  Minnesota.............     10       2,559     35,131       37,690       10,822        --
  Missouri..............      1          51      2,689        2,740          922        --
  Nevada................      1         740      3,294        4,034          515        --
  New Jersey............      1         360      6,449        6,809        2,866        --
  North Carolina........      1         116      2,244        2,360          770        --
  Ohio..................      6       1,316     28,231       29,547        6,695        --
  Oklahoma..............      3          98      3,841        3,939        1,051        --
  Oregon................      4         435      6,325        6,760        2,170        --
  Tennessee.............      8       1,041     23,376       24,417        3,061        --
  Texas.................     26       4,805     50,802       55,607       10,183        --
  Virginia..............      4       1,036     17,532       18,568        6,013        --
  Washington............      6       2,647     21,662       24,309        2,253        --
  Wisconsin.............      9       1,621     19,548       21,169        6,383        --
                            ---     -------   --------     --------      -------     ------
    Subtotals...........    145      41,283    407,471      448,754       90,491        --
                            ---     -------   --------     --------      -------     ------
ASSISTED LIVING
 FACILITIES:
  Alabama...............      2       1,681      4,271        5,952          147        --
  Arizona...............      1         519      4,092        4,611          188        --
  California............     12      14,255     55,187       69,442        4,012        --
  Colorado..............      4       2,146     19,631       21,777        1,067        --
  Florida...............     16       8,480     49,914       58,394        1,233        --
  Idaho.................      1         544     11,256       11,800          401        --
  Illinois..............      1         603     10,473       11,076          262        --
  Kansas................      1         200      1,921        2,121           36        --
  Michigan..............      1         300      6,939        7,239          562        --
  Nevada................      2       1,219     12,364       13,583           --      7,003
  Ohio..................      7       1,795     16,414       18,209          420        --
  Oklahoma..............      3         745      7,355        8,100          586        --
  Oregon................      6       2,078     26,297       28,375        1,317      9,147
  Tennessee.............      1         600      2,302        2,902          149        --
  Texas.................      9       1,748     16,667       18,415          771        --
  Washington............      3       1,075     15,912       16,987          407        --
  Wisconsin.............      2       4,843     21,307       26,150          145     16,526
                            ---     -------   --------     --------      -------     ------
    Subtotals...........     72      42,831    282,302      325,133       11,703     32,676
                            ---     -------   --------     --------      -------     ------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                               BUILDINGS                              NOTES AND
                          NUMBER OF               AND          TOTAL     ACCUMULATED    BONDS
   FACILITY LOCATION      FACILITIES   LAND   IMPROVEMENTS INVESTMENT(1) DEPRECIATION  PAYABLE
   -----------------      ---------- -------- ------------ ------------- ------------ ---------
                                              (DOLLAR AMOUNTS IN THOUSANDS)
CONTINUING CARE
 RETIREMENT COMMUNITIES:
  California............       1     $  1,600   $  9,550     $ 11,150      $    872    $   --
  Colorado..............       1          400      2,715        3,115           339        --
  Kansas................       1          687     12,512       13,199           151      2,800
  Texas.................       1        1,848     22,022       23,870           373        --
  Wisconsin.............       2       11,057     51,465       62,522           385     22,821
                             ---     --------   --------     --------      --------    -------
    Subtotals...........       6       15,592     98,264      113,856         2,120     25,621
                             ---     --------   --------     --------      --------    -------
RESIDENTIAL CARE
 FACILITIES FOR THE
 ELDERLY:
  California............       8          704      2,217        2,921            10        --
                             ---     --------   --------     --------      --------    -------
REHABILITATION
 HOSPITALS:
  Arizona...............       2        1,517     15,309       16,826         2,715        --
                             ---     --------   --------     --------      --------    -------
MEDICAL CLINIC:
  Alabama...............       1          248      3,654        3,902            38        --
                             ---     --------   --------     --------      --------    -------
CONSTRUCTION IN
 PROGRESS...............     --        18,061     31,078       49,139           --         --
                             ---     --------   --------     --------      --------    -------
TOTAL OWNED FACILITIES..     234     $120,236   $840,295     $960,531      $107,077    $58,297
                             ===     ========   ========     ========      ========    =======

--------
(1) Also represents the approximate aggregate cost for Federal income tax purposes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

5. MORTGAGE LOANS RECEIVABLE

  During 1997, the Company provided seven mortgage loans, secured by seven long-term health care facilities, three assisted living facilities and two continuing care retirement communities in an aggregate amount of $49,238,000, inclusive of the note received related to the sale of two properties in June 1997 less the related deferred gain. Additionally, proceeds of approximately $10,544,000 were received in connection with the repayment of two mortgage loans secured by three long-term health care facilities and one assisted living facility. At December 31, 1997, the Company had 35 mortgage loans receivable secured by 46 long-term health care facilities, six assisted living facilities and five continuing care retirement communities. The loans have an aggregate principal balance of approximately $209,185,000 and are reflected in the Company's financial statements net of an aggregate discount of approximately $9,366,000. The principal balances of mortgage loans receivable as of December 31, 1997 mature approximately as follows: $9,235,000 in 1998, $2,239,000 in 1999, $2,393,000 in 2000, $2,663,000 in 2001, $4,768,000 in 2002
and $187,887,000 thereafter.

  The following table lists the Company's mortgage loans receivable at December 31, 1997:

                           NUMBER             FINAL   ESTIMATED  ORIGINAL FACE   CARRYING
                             OF     INTEREST MATURITY  BALLOON     AMOUNT OF    AMOUNT OF
 LOCATION OF FACILITIES  FACILITIES   RATE     DATE   PAYMENT(1)   MORTGAGES   MORTGAGES(2)
 ----------------------  ---------- -------- -------- ---------- ------------- ------------
                                           (DOLLAR AMOUNTS IN THOUSANDS)
LONG-TERM HEALTH CARE
 FACILITIES:
  Arkansas..............      3      10.00%   12/06    $ 4,945     $  5,500      $  5,044
  California............      1      10.00%   05/25      1,489        8,200         8,200
  California............      1       7.69%   05/98      3,203        3,600         3,152
  California............      1       7.69%   05/98      2,179        2,425         2,144
  California............      2       9.50%   03/09      5,336        7,841         7,517
  Connecticut...........      2      10.00%   06/22        --         8,862         5,302
  Florida...............      1      10.55%   07/03        --         4,400         1,183
  Florida...............      1      11.25%   07/06      4,400        4,400         4,400
  Florida...............      2      10.78%   06/09      3,642        3,642         3,642
  Georgia...............      1      10.78%   06/09      2,804        2,804         2,804
  Illinois..............      1       9.00%   01/24        --         9,500         7,869
  Indiana...............      1      10.55%   07/03        --           785           660
  Kansas................      1       9.73%   09/98      1,253        1,550         1,282
  Louisiana.............      1      10.89%   04/15      2,392        3,850         3,850
  Maryland..............      1      10.90%   06/21        --         7,800         7,497
  Massachusetts.........      1       8.75%   02/24        --         9,000         7,165
  Michigan..............      3      12.61%   12/06      6,904        7,817         7,078
  Michigan..............      2      11.70%   01/05      2,506        3,000         2,698
  Michigan..............      1      10.82%   01/05      1,501        1,800         1,676
  Missouri..............      7      10.60%   08/11     17,725       17,725        17,725
  South Dakota..........      1      10.15%   05/05        --         4,275           996
  Tennessee.............      1      12.00%   06/07      3,000        3,000         3,000
  Tennessee.............      1       9.77%   01/07      8,550        8,550         8,550
  Texas.................      1      10.43%   01/04        633        1,460           913
  Texas.................      2      10.85%   01/02      1,963        2,519         2,188
  Virginia..............      1      10.50%   04/13     10,192       16,250        16,012
  Washington............      4      11.00%   10/19        112        6,000         5,830
  Wisconsin.............      1      10.15%   05/05        --         1,350           646
                            ---                        -------     --------      --------
    Subtotals...........     46                         84,729      157,905       139,023
                            ---                        -------     --------      --------

                      NATIONWIDE HEALTH PROPERTIES, INC.

                           NUMBER             FINAL   ESTIMATED  ORIGINAL FACE   CARRYING
                             OF     INTEREST MATURITY  BALLOON     AMOUNT OF    AMOUNT OF
 LOCATION OF FACILITIES  FACILITIES   RATE     DATE   PAYMENT(1)   MORTGAGES   MORTGAGES(2)
 ----------------------  ---------- -------- -------- ---------- ------------- ------------
                                           (DOLLAR AMOUNTS IN THOUSANDS)
ASSISTED LIVING
 FACILITIES:
  Florida...............      1      10.39%   11/06    $  5,500    $  5,500      $  5,500
  Florida...............      2      10.31%   09/20         --        7,230         7,230
  North Carolina........      2      10.24%   05/07       2,475       2,700         2,475
  Washington............      1       9.95%   12/15       6,403       6,557         6,557
                            ---                        --------    --------      --------
    Subtotals...........      6                          14,378      21,987        21,762
                            ---                        --------    --------      --------
CONTINUING CARE RETIREMENT
 COMMUNITIES:
  California............      1       9.50%   03/09       2,831       4,159         3,987
  Florida...............      1      10.78%   06/09      14,446      14,550        14,446
  Massachusetts.........      1       9.52%   06/23         --        9,400         9,400
  Oklahoma..............      1       9.55%   03/24         --        8,950         8,201
  Tennessee.............      1      10.00%   02/07       3,000       3,000         3,000
                            ---                        --------    --------      --------
    Subtotals...........      5                          20,277      40,059        39,034
                            ---                        --------    --------      --------
      Total.............     57                        $119,384    $219,951      $199,819
                            ===                        ========    ========      ========

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

(2) The aggregate cost for federal income tax purposes is approximately $209,272,000.

  The following table summarizes the changes in mortgage loans receivable during 1997, 1996 and 1995:

                                                     1997      1996      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
   Balance at January 1,.......................... $160,464  $133,226  $105,824
     New mortgage loans...........................   50,134    31,430    37,544
     Accretion of discount on loans...............    1,829     1,486     1,662
     Collection of principal......................  (12,608)   (5,678)  (11,804)
                                                   --------  --------  --------
   Balance at December 31,........................ $199,819  $160,464  $133,226
                                                   ========  ========  ========

6. BANK BORROWINGS

  The Company has a $100,000,000 unsecured credit agreement with certain banks which matures on March 31, 2000. The terms of the bank line of credit include an option to automatically extend the bank line of credit by one year with concurrence of the bank group. At the option of the Company, borrowings under the agreement bear interest at prime or LIBOR plus 75 basis points. The Company pays a facility fee of .28% per annum on the total commitment under the agreement.

                      NATIONWIDE HEALTH PROPERTIES, INC.

  Under covenants contained in the credit agreement, the Company is required to maintain: (i) a minimum net worth of $300,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.0 to 1.0; and (iii) a ratio of total liabilities to net worth of not more than 1.3 to 1.0.

7. NOTES AND BONDS PAYABLE

  Notes and bonds payable are due through the year 2035, at interest rates ranging from 3.5% to 10.9% and are secured by real estate properties with an aggregate net book value as of December 31, 1997 of approximately $49,111,000. The principal balances of the notes and bonds payable as of December 31, 1997 mature approximately as follows: $914,000 in 1998, $982,000 in 1999, $1,043,000 in 2000, $1,121,000 in 2001, $1,042,000 in 2002, and $53,195,000
thereafter.

8. SENIOR UNSECURED NOTES DUE 2000-2037

  During 1997, the Company issued $165,000,000 in aggregate principal amount of medium term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 1997 was $355,000,000. The weighted average interest rate on the Senior Notes was 7.3% and the weighted average maturity was 13.0 years. The principal balances of the Senior Notes as of December 31, 1997 mature approximately as follows: $30,000,000 in the year 2000, $38,000,000 in 2001, $50,000,000 in 2002, and $237,000,000 thereafter.

  There are $55,000,000 of medium term notes due in 2037 which may be put back to the Company at their face amount at the option of the holder on October 1st of any of the following years: 2004, 2007, 2009, 2012, 2017, or 2027.

9. CONVERTIBLE DEBENTURES

  During 1993, the Company issued $65,000,000 of 6.25% unsecured convertible debentures due January 1, 1999. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $22.4125 per share. During 1997, $408,000 of such debentures converted into 18,202 shares of common stock. During 1996, $80,000 of such debentures converted into 3,569 shares of common stock.

10. PREFERRED STOCK

  During 1997, the Company sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT securities ("Preferred Stock") with a liquidation preference of $100 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock is not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon.

11. STOCK INCENTIVE PLAN

  Under the terms of a stock incentive plan (the "Plan"), the Company has reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, the Company may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. The Company accounts for the Plan under

                      NATIONWIDE HEALTH PROPERTIES, INC.

APB Opinion No. 25. Had compensation cost for the Plan been determined consistent with FASB Statement No. 123, the Company's net income and net income per share in 1997 and 1996 would have been the following pro forma amounts:

                                                           1997        1996
                                                        ----------- -----------
   Net income available to common stockholders:
     As reported....................................... $61,855,000 $54,944,000
     Pro forma.........................................  61,712,000  54,867,000
   Basic/diluted net income per share:
     As reported....................................... $      1.47 $      1.36
     Pro forma.........................................        1.46        1.36

  Because the pro forma calculation reflects only amounts attributable to options granted since January 1, 1995, future pro forma affects may not be comparable to those above. A summary of the status of the Plan at December 31, 1997, 1996 and 1995 and changes during the years then ended is as follows:

                                1997              1996              1995
                          ----------------- ----------------- -----------------
                                  WEIGHTED          WEIGHTED          WEIGHTED
                                   AVERAGE           AVERAGE           AVERAGE
                                  EXERCISE          EXERCISE          EXERCISE
                          SHARES    PRICE   SHARES    PRICE   SHARES    PRICE
                          ------- --------- ------- --------- ------- ---------
Options:
  Outstanding at
   beginning of year.....  89,000  $20.78     3,400  $5.625     5,200  $5.625
  Granted................  90,000   23.00    89,000  20.78        --      --
  Exercised..............     --      --      3,400   5.625     1,800   5.625
  Forfeited..............     --      --        --                --      --
  Expired................     --      --        --                --      --
                          -------           -------           -------
Outstanding at end of
 year.................... 179,000   21.89    89,000  20.78      3,400   5.625
                          =======           =======           =======
Exercisable at end of
 year....................  29,667   20.78       --              3,400   5.625
Weighted average fair
 value of options
 granted.................      $ 2.14           $ 2.77
Restricted Stock:
  Outstanding at
   beginning of year..... 109,100           103,900            81,300
  Awarded................  10,000            10,000            32,200
  Vested.................  24,200             4,800             9,600
  Forfeited..............     --                --                --
                          -------           -------           -------
Outstanding at end of
 year....................  94,900           109,100           103,900
                          =======           =======           =======
Weighted average fair
 value of restricted
 stock awarded...........      $23.19           $20.88             $18.19

  Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of the Company's common stock on the date of grant. Options at December 31, 1997 have a weighted average contractual life of 8.5 years.

                      NATIONWIDE HEALTH PROPERTIES, INC.

  The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                                                   1997   1996
                                                                   -----  -----
   Risk free rate of return.......................................  6.30%  6.43%
   Dividend yield.................................................  6.78%  7.13%
   Option Term.................................................... 10     10
   Volatility..................................................... 16.45% 22.78%

  The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 1997, 1996 and 1995 related to restricted stock awards was approximately $368,000, $372,000 and $379,000, respectively.

  Awards of dividend equivalents accompany the 1997 and 1996 stock option grants on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee. That formula depends on the Company's performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other companies comprising a general index of real estate investment trusts, in each case as selected by the Compensation Committee. Dividend equivalents may be earned in all or part depending upon the actual total return to shareholders as compared to peer groups of other real estate investment trusts.

  Due to the uncertainty of the ultimate payment of dividend equivalents, no compensation expense was recorded during 1997 or 1996 with respect to dividend equivalents. Compensation expense will be recognized when and if the performance criteria are met.

  No stock appreciation rights have been issued under the Plan.

12. PENSION PLAN

  During 1991, the Company adopted an unfunded benefit pension plan covering the current non-employee members of its board of directors upon completion of five years of service on the board. The benefits, limited to the number of years of service on the board, are based upon the then current annual retainer in effect.

  The following tables set forth the amounts recognized in the Company's financial statements:

                                                              DECEMBER 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
   Actuarial present value of benefit obligations:
     Vested benefit obligation............................ $ 789,000  $ 694,000
                                                           =========  =========
     Accumulated benefit obligation....................... $ 834,000  $ 723,000
                                                           =========  =========
   Projected benefit obligation........................... $ 887,000  $ 780,000
   Unrecognized prior service cost........................  (101,000)  (129,000)
   Unrecognized net gain..................................    10,000     38,000
                                                           =========  =========
   Accrued pension cost................................... $ 796,000  $ 689,000
                                                           =========  =========

                      NATIONWIDE HEALTH PROPERTIES, INC.

  Net pension cost for the year included the following components:

                                                       1997     1996     1995
                                                     -------- -------- --------
   Current service cost............................. $ 47,000 $ 87,000 $ 73,000
   Interest cost....................................   58,000   53,000   48,000
   Amortization of prior service cost...............   27,000   27,000   27,000
                                                     -------- -------- --------
   Net periodic pension cost........................ $132,000 $167,000 $148,000
                                                     ======== ======== ========

  Discount rates of 7.0%, 7.5% and 7.0% in 1997, 1996 and 1995, respectively and a 5.0% increase in the annual retainer every other year were used in determining the actuarial present value of the projected benefit obligation.

13. TRANSACTIONS WITH BEVERLY ENTERPRISES, INC.

  As of December 31, 1997, 40 of the owned facilities are leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 26 properties operated by such parties. Additionally, Beverly is the Borrower on four of the Company's mortgage loans. Revenues from Beverly were approximately $19,712,000, $21,837,000 and $21,921,000 for the years ended December 31, 1997, 1996 and
1995, respectively.

  One of the directors of the Company is also an officer and director of Beverly.

14. DIVIDENDS

  Dividend payments by the Company to the stockholders were characterized in the following manner for tax purposes:

                                                               1997  1996  1995
                                                              ------ ----- -----
   Ordinary income........................................... $1.505 $1.48 $1.24
   Capital gain..............................................   .055   --    .17
   Return of capital.........................................    --    --    --
                                                              ------ ----- -----
     Total dividends paid.................................... $1.560 $1.48 $1.41
                                                              ====== ===== =====

                      NATIONWIDE HEALTH PROPERTIES, INC.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              THREE MONTHS ENDED,
                                 ----------------------------------------------
                                 MARCH  31, JUNE 30, SEPTEMBER 30, DECEMBER 31,
                                 ---------- -------- ------------- ------------
                                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
   1997:
     Revenues...................  $26,302   $27,198     $29,296      $32,909
     Net income available to
      common stockholders.......   14,755    14,914      16,499       15,687
     Basic/diluted net income
      per share.................      .35       .36         .39          .36
     Dividends per share........      .39       .39         .39          .39
   1996:
     Revenues...................  $22,931   $23,300     $24,304      $25,241
     Net income available to
      common stockholders.......   12,579    13,009      14,455       14,901
     Basic/diluted net income
      per share.................      .32       .33         .35          .36
     Dividends per share........      .37       .37         .37          .37

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

  The estimated fair values of the Company's financial instruments are as follows:

                                                  1997              1996
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             AMOUNT   VALUE    AMOUNT   VALUE
                                            -------- -------- -------- --------
                                                       (IN THOUSANDS)
   Cash and cash equivalents............... $ 10,192 $ 10,192 $ 11,709 $ 11,709
   Mortgage loans receivable...............  199,819  225,997  160,464  178,437
   Long-term debt..........................  497,409  513,034  296,449  306,491

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors
 of Nationwide Health Properties, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Nationwide Health Properties, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 16, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Orange County, California
January 16, 1998

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1997

                      INITIAL COST    COST           GROSS AMOUNT AT WHICH
                       TO COMPANY  CAPITALIZED   CARRIED AT CLOSE OF PERIOD(1)                                    LIFE ON
                      ------------ SUBSEQUENT  ----------------------------------             ORIGINAL             WHICH
FACILITY TYPE         BUILDING AND     TO                 BUILDING AND             ACCUM.   CONSTRUCTION   DATE   DEPR. IS
AND LOCATION          IMPROVEMENTS ACQUISITION  LAND(2)   IMPROVEMENTS   TOTAL      DEPR.       DATE     ACQUIRED COMPUTED
-------------         ------------ ----------- ---------- ------------ ---------- --------- ------------ -------- --------
LONG-TERM HEALTH
 CARE
 FACILITIES:
Hot Springs        AR  $2,320,549  $        0  $   53,647  $2,320,549  $2,374,196 $ 756,941     1972       1986      35
Jacksonville       AR   3,452,650           0     155,206   3,452,650   3,607,856 1,126,221     1962       1986      35
Prescott           AZ   2,351,967           0     183,341   2,351,967   2,535,308   711,995     1985       1988      40
Scottsdale         AZ   2,790,266     100,000     650,000   2,890,266   3,540,266   617,084     1963       1991      30
Chowchilla         CA   1,119,040           0     108,996   1,119,040   1,228,036   286,754     1964       1987      40
Gilroy             CA   1,891,735           0     714,000   1,891,735   2,605,735   394,111     1968       1991      30
Hayward            CA   1,221,698     220,882     795,000   1,442,580   2,237,580   283,153     1967       1991      30
Orange             CA   5,059,079           0   1,140,921   5,059,079   6,200,000   685,083     1987       1992      40
Pomona             CA   1,247,000           0     365,000   1,247,000   1,612,000   427,738     1963       1985      35
San Diego          CA   4,925,213           0     842,000   4,925,213   5,767,213   834,550     1965       1992      30
San Jose           CA   1,136,353     571,191   1,595,000   1,707,544   3,302,544   310,783     1968       1991      30
Santa Cruz         CA   1,595,864     439,900   1,492,000   2,035,764   3,527,764   389,495     1967       1991      30
Bloomfield         CT   2,826,635           0     670,000   2,826,635   3,496,635   306,219     1967       1994      30
Torrington         CT   2,555,400           0     140,000   2,555,400   2,695,400   702,735     1969       1987      40
West Haven         CT   1,437,616           0     234,521   1,437,616   1,672,137   395,344     1965       1986      40
Ft. Pierce         FL   2,758,000           0     125,000   2,758,000   2,883,000   946,032     1965       1985      35
Jacksonville       FL   1,758,683           0   1,503,375   1,758,683   3,262,058    25,647     1997       1997      40
Jacksonville       FL   1,852,616           0     160,748   1,852,616   2,013,364   478,592     1964       1987      40
Jacksonville       FL   2,787,093           0     498,000   2,787,093   3,285,093   131,612     1965       1996      30
Lakeland           FL   5,028,699           0   1,000,000   5,028,699   6,028,699   544,776     1982       1994      30
Live Oak           FL   3,217,008           0      50,390   3,217,008   3,267,398 1,049,357     1983       1986      35
Pensacola          FL   1,833,333           0      76,923   1,833,333   1,910,256   481,250     1969       1987      40
Tampa              FL   2,726,244           0     563,461   2,726,244   3,289,705   755,398     1971       1986      40
Winter Park        FL   3,326,824           0     208,935   3,326,824   3,535,759 1,085,178     1983       1986      35
Lawrenceville      GA   3,993,005   2,549,381     800,619   6,542,386   7,343,005   827,965     1988       1991      40
Buhl               ID     777,353           0      14,754     777,353     792,107   213,772     1913       1986      40
Lasalle            IL   2,702,896           0     127,000   2,702,896   2,829,896   578,120     1975       1991      30
Litchfield         IL   2,688,920           0      30,000   2,688,920   2,718,920   575,130     1972       1991      30
Brookville         IN   4,119,500           0      80,500   4,119,500   4,200,000   532,102     1987       1992      40
Evansville         IN   5,324,304           0     280,000   5,324,304   5,604,304 1,138,809     1968       1991      30
Gas City           IN   3,082,041           0     147,000   3,082,041   3,229,041   102,737     1976       1996      30
Ligonier           IN   1,668,811           0      54,000   1,668,811   1,722,811    55,627     1976       1997      30
Muncie             IN     888,187           0     109,000     888,187     997,187    29,606     1975       1997      30
Muncie             IN   1,141,065           0     983,000   1,141,065   2,124,065    32,602     1989       1997      35
New Castle         IN   5,172,887           0      43,000   5,172,887   5,215,887 1,106,423     1972       1991      30
Petersburg         IN   2,351,555           0      32,654   2,351,555   2,384,209   767,055     1968       1986      35
Richmond           IN   2,519,523           0     114,022   2,519,523   2,633,545   821,845     1974       1986      35
Rochester          IN   4,055,338     250,000     161,000   4,305,338   4,466,338   885,425     1969       1991      30
Wabash             IN   2,789,896           0      40,000   2,789,896   2,829,896   596,728     1974       1991      30
Belleville         KS   1,886,682           0     213,318   1,886,682   2,100,000   298,725     1977       1993      30
Colby              KS     599,074           0      49,863     599,074     648,937   167,242     1974       1986      40
Derby              KS   2,481,763           0     132,800   2,481,763   2,614,563   475,672     1978       1992      30
Hutchinson         KS   1,855,444     160,594      75,000   2,016,038   2,091,038   256,284     1964       1994      30
Kensington         KS     638,627           0       6,241     638,627     644,868   208,314     1965       1986      35
Oakley             KS     414,311           0       7,123     414,311     421,434   115,662     1964       1986      40
Onaga              KS     651,993           0       5,811     651,993     657,804   212,674     1959       1986      35
Salina             KS   2,463,266     134,986      27,000   2,598,252   2,625,252   333,399     1981       1994      30
Amesbury           MA   4,240,885           0     229,000   4,240,885   4,469,885    58,901     1971       1997      30
Brighton           MA   2,211,935           0     300,000   2,211,935   2,511,935   239,626     1969       1994      30
Brockton           MA   3,586,307           0     525,000   3,586,307   4,111,307   498,098     1971       1993      30
Buzzards Bay       MA   4,815,000           0     415,000   4,815,000   5,230,000 1,651,611     1911       1985      35
Danvers            MA   3,210,915           0     327,000   3,210,915   3,537,915    44,596     1966       1997      30
Danvers            MA   2,890,708           0     305,000   2,890,708   3,195,708    40,149     1969       1997      30
Haverhill          MA   1,399,002           0     775,000   1,399,002   2,174,002   194,306     1962       1993      30
Haverhill          MA   5,707,175           0     660,000   5,707,175   6,367,175   792,663     1973       1993      30
New Bedford        MA   2,357,000           0      93,000   2,357,000   2,450,000   808,520     1889       1985      35
N. Billerica       MA   3,137,206     300,000     800,000   3,437,206   4,237,206   405,430     1969       1994      30
Norton             MA   2,571,792           0     781,000   2,571,792   3,352,792   135,733     1968       1996      30
Saugus             MA   5,262,233           0     374,000   5,262,233   5,636,233    73,087     1967       1997      30
Sharon             MA   1,096,678           0     844,000   1,096,678   1,940,678    57,880     1975       1996      30
Wellesley          MA   2,435,000           0     325,000   2,435,000   2,760,000   835,238     1962       1985      35
Clinton            MD   5,016,873           0     399,794   5,016,873   5,416,667 1,337,833     1965       1987      40

                       INITIAL COST    COST           GROSS AMOUNT AT WHICH
                        TO COMPANY  CAPITALIZED   CARRIED AT CLOSE OF PERIOD(1)                                     LIFE ON
                       ------------ SUBSEQUENT  ----------------------------------              ORIGINAL             WHICH
FACILITY TYPE          BUILDING AND     TO                 BUILDING AND              ACCUM.   CONSTRUCTION   DATE   DEPR. IS
AND LOCATION           IMPROVEMENTS ACQUISITION  LAND(2)   IMPROVEMENTS   TOTAL      DEPR.        DATE     ACQUIRED COMPUTED
-------------          ------------ ----------- ---------- ------------ ---------- ---------- ------------ -------- --------
LONG-TERM HEALTH
 CARE FACILITIES:
Cumberland          MD  $5,260,000  $        0  $  150,000  $5,260,000  $5,410,000 $1,804,252     1968       1985      35
Hagerstown          MD   4,140,000           0     215,000   4,140,000   4,355,000  1,420,076     1972       1985      35
Westminster         MD   6,795,000           0      80,000   6,795,000   6,875,000  2,330,778     1974       1985      35
Deluth              MN   7,046,928           0   1,014,000   7,046,928   8,060,928     58,724     1971       1997      30
Faribault           MN   2,785,000           0      90,000   2,785,000   2,875,000  1,251,892     1967       1985      35
Minneapolis         MN   3,833,000           0     322,000   3,833,000   4,155,000  1,785,852     1962       1985      35
Minneapolis         MN   2,934,000           0     141,000   2,934,000   3,075,000  1,064,693     1914       1985      35
Minneapolis         MN   5,752,000           0     333,000   5,752,000   6,085,000  2,261,174     1973       1985      35
Minneapolis         MN   4,184,000           0     436,000   4,184,000   4,620,000  1,598,759     1961       1985      35
Osseo               MN   2,927,000           0     123,000   2,927,000   3,050,000  1,004,001     1957       1985      35
Ostrander           MN     947,229           0       8,560     947,229     955,789    262,461     1968       1986      40
Owatonna            MN   2,140,014           0      58,680   2,140,014   2,198,694    588,504     1965       1986      40
Willmar             MN   2,582,000           0      33,000   2,582,000   2,615,000    945,905     1905       1985      35
Maryville           MO   2,689,000           0      51,000   2,689,000   2,740,000    922,364     1979       1985      35
Hendersonville      NC   2,244,000           0     116,000   2,244,000   2,360,000    769,723     1979       1985      35
Lakewood            NJ   6,448,340           0     360,357   6,448,340   6,808,697  2,866,103     1966       1987      40
Sparks              NV   3,294,261           0     740,000   3,294,261   4,034,261    514,729     1988       1991      40
Alliance            OH   1,861,163           0      83,000   1,861,163   1,944,163    397,652     1962       1991      30
Boardman            OH   7,045,285           0      60,000   7,045,285   7,105,285  1,506,329     1962       1991      30
Columbus            OH   4,332,851           0     342,550   4,332,851   4,675,401  1,244,603     1985       1988      40
Galion              OH   3,418,805           0      24,000   3,418,805   3,442,805    730,719     1967       1991      30
Warren              OH   7,487,808           0     450,000   7,487,808   7,937,808  1,600,938     1967       1991      30
Wash Ct House       OH   4,085,813           0     356,047   4,085,813   4,441,860  1,214,453     1983       1988      40
Maud                OK     802,731           0      12,464     802,731     815,195    222,423     1960       1986      40
Sapulpa             OK   2,243,607           0      67,961   2,243,607   2,311,568    616,992     1970       1986      40
Tonkawa             OK     794,801           0      17,838     794,801     812,639    211,947     1962       1987      40
Corvallis           OR   1,710,000           0     115,000   1,710,000   1,825,000    586,558     1962       1985      35
Eugene              OR   2,280,000           0     140,000   2,280,000   2,420,000    782,076     1969       1985      35
Eugene              OR   1,220,000           0      80,000   1,220,000   1,300,000    418,477     1965       1985      35
Portland            OR   1,115,000           0     100,000   1,115,000   1,215,000    382,461     1954       1985      35
Brownsville         TN   2,957,367           0     100,000   2,957,367   3,057,367    410,745     1970       1993      30
Celina              TN     853,001           0     150,000     853,001   1,003,001    118,472     1972       1993      30
Clarksville         TN   3,479,066           0     350,000   3,479,066   3,829,066    483,203     1970       1993      30
Columbia            TN   2,240,415           0     225,000   2,240,415   2,465,415    266,716     1984       1993      35
Jonesborough        TN   2,536,323           0      65,000   2,536,323   2,601,323    352,267     1981       1993      30
Hohenwald           TN   3,732,032           0      90,000   3,732,032   3,822,032    518,338     1975       1993      30
Martin              TN   4,121,244           0      32,500   4,121,244   4,153,744    572,395     1977       1993      30
Selmer              TN   2,256,591   1,200,000      28,000   3,456,591   3,484,591    338,871     1985       1993      35
Baytown             TX   1,853,302           0      61,000   1,853,302   1,914,302    335,911     1966       1990      40
Baytown             TX   2,326,487           0      90,000   2,326,487   2,416,487    421,676     1975       1990      40
Bogota              TX   1,820,005           0      13,463   1,820,005   1,833,468    593,669     1963       1986      35
Bridge City         TX   2,156,306           0      60,000   2,156,306   2,216,306    390,831     1970       1990      40
Carrollton          TX   1,373,892           0     236,000   1,373,892   1,609,892    249,018     1967       1990      40
Center              TX   1,388,420           0      22,000   1,388,420   1,410,420    251,651     1970       1990      40
Eagle Lake          TX   1,786,891           0      25,000   1,786,891   1,811,891    323,874     1972       1990      40
El Paso             TX   1,888,156           0     166,027   1,888,156   2,054,183    529,659     1980       1988      40
Garland             TX   1,573,127           0     238,000   1,573,127   1,811,127    285,130     1970       1990      40
Gilmer              TX   2,065,000           0     750,000   2,065,000   2,815,000    708,323     1970       1985      35
Gladewater          TX   2,017,965           0     124,642   2,017,965   2,142,607    308,300     1971       1993      30
Houston             TX   4,154,533           0     408,300   4,154,533   4,562,833    646,260     1986       1993      35
Humble              TX   1,772,363           0     140,000   1,772,363   1,912,363    321,240     1973       1990      40
Huntsville          TX   1,878,206           0     135,000   1,878,206   2,013,206    340,425     1968       1990      40
Linden              TX   2,519,626           0      24,909   2,519,626   2,544,535    384,942     1968       1993      30
Marshall            TX     864,650           0      19,300     864,650     883,950    241,382     1964       1986      40
McKinney            TX   1,455,904           0   1,318,310   1,455,904   2,774,214    391,274     1967       1987      40
Mount Pleasant      TX   2,504,551           0      39,960   2,504,551   2,544,511    382,639     1970       1993      30
Nacogdoches         TX   1,072,965           0     135,000   1,072,965   1,207,965    194,475     1973       1990      40
New Boston          TX   2,366,334           0      44,246   2,366,334   2,410,580    361,523     1966       1993      30
Omaha               TX   1,579,149           0      27,907   1,579,149   1,607,056    241,258     1970       1993      30
San Antonio         TX   1,981,974           0      32,000   1,981,974   2,013,974    359,232     1963       1990      40
San Antonio         TX   1,589,730           0     221,000   1,589,730   1,810,730    288,139     1965       1990      40
Sherman             TX   2,075,495           0      67,200   2,075,495   2,142,695    317,089     1971       1993      30
Texarkana           TX   1,243,520           0      87,270   1,243,520   1,330,790    405,625     1983       1986      35
Waxahachie          TX   3,493,338           0     318,798   3,493,338   3,812,136    909,724     1976       1987      40
Annandale           VA   7,752,000           0     487,000   7,752,000   8,239,000  2,659,042     1961       1985      35
Charlottesville     VA   4,620,250           0     362,000   4,620,250   4,982,250  1,584,809     1966       1985      35

                      INITIAL COST    COST            GROSS AMOUNT AT WHICH
                       TO COMPANY  CAPITALIZED    CARRIED AT CLOSE OF PERIOD(1)                                     LIFE ON
                      ------------ SUBSEQUENT  -----------------------------------              ORIGINAL             WHICH
FACILITY TYPE         BUILDING AND     TO                 BUILDING AND               ACCUM.   CONSTRUCTION   DATE   DEPR. IS
AND LOCATION          IMPROVEMENTS ACQUISITION  LAND(2)   IMPROVEMENTS    TOTAL      DEPR.        DATE     ACQUIRED COMPUTED
-------------         ------------ ----------- ---------- ------------ ----------- ---------- ------------ -------- --------
LONG-TERM HEALTH
 CARE
 FACILITIES:
Petersburg         VA $ 2,214,500  $        0  $   93,000 $ 2,214,500  $ 2,307,500 $  759,604     1973       1985      35
Petersburg         VA   2,944,750           0      94,000   2,944,750    3,038,750  1,010,089     1977       1985      35
Battleground       WA   2,225,787           0      84,100   2,225,787    2,309,887    612,091     1963       1986      40
Kennewick          WA   4,459,156           0     297,000   4,459,156    4,756,156     49,546     1959       1997      30
Moses Lake         WA   2,384,662           0     164,000   2,384,662    2,548,662    264,962     1988       1994      30
Moses Lake         WA   4,306,902   1,030,417     304,000   5,337,319    5,641,319    410,181     1972       1994      35
Seattle            WA   5,752,182           0   1,222,737   5,752,182    6,974,919    503,316     1993       1994      40
Tacoma             WA   1,503,190           0     575,000   1,503,190    2,078,190    413,377     1939       1987      40
Chilton            WI   2,275,183           0      54,953   2,275,183    2,330,136    742,143     1964       1986      35
Florence           WI   1,529,108           0      14,984   1,529,108    1,544,092    498,780     1971       1986      35
Green Bay          WI   2,254,673           0     299,765   2,254,673    2,554,438    735,453     1969       1986      35
Oconto             WI   2,070,879           0      49,976   2,070,879    2,120,855    675,501     1972       1986      35
Sheboygan          WI   1,696,673           0     219,243   1,696,673    1,915,916    549,399     1969       1986      35
Shorewood          WI   5,743,643           0     705,880   5,743,643    6,449,523  1,859,846     1971       1986      35
St. Francis        WI     535,325           0      79,725     535,325      615,050    173,342     1968       1986      35
Tomah              WI   1,745,000           0     115,000   1,745,000    1,860,000    598,559     1975       1985      35
Wisconsin Dells    WI   1,697,231           0      81,432   1,697,231    1,778,663    549,580     1972       1986      35
                      -----------  ----------  ---------- -----------  ----------- ----------
                      400,513,373   6,957,351  41,283,047 407,470,724  448,753,771 90,491,151
                      -----------  ----------  ---------- -----------  ----------- ----------
ASSISTED LIVING
 FACILITIES:
Decatur            AL   1,824,028           0   1,484,000   1,824,028    3,308,028     65,141     1987       1996      35
Hanceville         AL   2,447,169           0     197,000   2,447,169    2,644,169     81,572     1996       1996      40
Mesa               AZ   1,391,652   2,700,025     519,000   4,091,677    4,610,677    188,263     1985       1996      35
Capistrano         CA   3,833,162           0   1,225,000   3,833,162    5,058,162    292,050     1985       1995      35
Capistrano         CA   6,344,458           0     700,000   6,344,458    7,044,458    362,540     1985       1995      35
Carmichael         CA   7,928,799     700,000   1,500,000   8,628,799   10,128,799    720,976     1983       1995      30
Chula Vista        CA   6,280,839           0     950,000   6,280,839    7,230,839    388,814     1989       1995      35
Encinitas          CA   5,016,511           0   1,000,000   5,016,511    6,016,511    402,196     1984       1995      35
Mission Viejo      CA   3,544,429           0     900,000   3,544,429    4,444,429    261,613     1985       1995      35
Novato             CA   3,657,065           0   2,500,000   3,657,065    6,157,065    264,121     1978       1995      30
Placentia          CA   3,800,106           0   1,320,000   3,800,106    5,120,106    327,231     1983       1995      30
Rancho Cucamonga   CA   4,155,552           0     610,000   4,155,552    4,765,552    306,719     1987       1995      35
San Dimas          CA   3,576,323           0   1,700,000   3,576,323    5,276,323    258,290     1975       1995      30
Santa Maria        CA   2,649,424           0   1,500,000   2,649,424    4,149,424    191,347     1977       1995      30
Vista              CA   3,700,603           0     350,000   3,700,603    4,050,603    236,427     1980       1996      30
Aurora             CO   7,922,586           0     919,116   7,922,586    8,841,702    528,172     1983       1995      30
Boulder            CO   4,738,529           0     184,356   4,738,529    4,922,885    270,773     1992       1995      40
Boulder            CO   4,811,336           0     832,530   4,811,336    5,643,866    240,567     1985       1995      35
Brighton           CO   2,158,078           0     210,000   2,158,078    2,368,078     26,976     1997       1997      40
Gainesville        FL   2,699,035           0     356,000   2,699,035    3,055,035     28,115     1997       1997      40
Hudson             FL   8,137,951     334,130   1,665,000   8,472,081   10,137,081    435,916     1987       1996      35
Jacksonville       FL   2,375,479           0     366,000   2,375,479    2,741,479     44,540     1997       1997      40
Jacksonville       FL   2,769,701           0     226,000   2,769,701    2,995,701     17,311     1997       1997      40
LeHigh Acres       FL   2,599,506           0     307,000   2,599,506    2,906,506     10,831     1997       1997      40
Naples             FL   4,082,689           0   1,182,453   4,082,689    5,265,142     42,528     1997       1997      40
North Miami        FL   3,467,124           0     261,000   3,467,124    3,728,124    288,927     1970       1995      30
Palm Coast         FL   2,579,797           0     406,000   2,579,797    2,985,797          0     1997       1997      40
Pensacola          FL   1,580,083     400,000     170,000   1,980,083    2,150,083     90,301     1979       1996      30
Port Charlotte     FL   2,655,252           0     245,000   2,655,252    2,900,252     22,127     1997       1997      40
Punta Gorda        FL   2,691,405           0     210,000   2,691,405    2,901,405     28,035     1997       1997      40
Rotunda            FL   2,628,403           0     267,000   2,628,403    2,895,403          0     1997       1997      40
St. Petersburg     FL   2,396,070     984,802   2,000,000   3,380,872    5,380,872    157,201     1993       1995      40
Travares           FL   2,466,463           0     156,000   2,466,463    2,622,463     41,109     1997       1997      40
Venice             FL   2,534,967           0     376,000   2,534,967    2,910,967     10,562     1997       1997      40
Winter Haven       FL   2,530,512           0     287,000   2,530,512    2,817,512     15,816     1997       1997      40
Boise              ID   5,586,258   5,669,959     543,691  11,256,217   11,799,908    401,247     1978       1995      30
Oak Park           IL  10,473,486           0     603,000  10,473,486   11,076,486    261,837     1993       1997      40
Salina             KS   1,921,388           0     200,000   1,921,388    2,121,388     36,026     1997       1997      40
Riverview          MI   6,938,730           0     300,000   6,938,730    7,238,730    561,707     1987       1995      35
Sparks(3)          NV   5,102,161           0     505,000   5,102,161    5,607,161          0     1991       1997      40
Sparks(4)          NV   7,261,868           0     714,000   7,261,868    7,975,868          0     1993       1997      40
Dayton             OH   1,916,264           0     270,000   1,916,264    2,186,264      3,992     1997       1997      40
Fairfield          OH   1,917,248           0     270,000   1,917,248    2,187,248     19,971     1997       1997      40

                     INITIAL COST    COST             GROSS AMOUNT AT WHICH
                      TO COMPANY  CAPITALIZED     CARRIED AT CLOSE OF PERIOD(1)                                         LIFE ON
                     ------------ SUBSEQUENT  --------------------------------------                ORIGINAL             WHICH
FACILITY TYPE        BUILDING AND     TO                   BUILDING AND                           CONSTRUCTION   DATE   DEPR. IS
AND LOCATION         IMPROVEMENTS ACQUISITION   LAND(2)    IMPROVEMENTS    TOTAL     ACCUM. DEPR.     DATE     ACQUIRED COMPUTED
-------------        ------------ ----------- ------------ ------------ ------------ ------------ ------------ -------- --------
ASSISTED LIVING
 FACILITIES:
Greenville        OH $  2,310,800 $         0 $    215,000 $  2,310,800 $  2,525,800 $     24,071     1997       1997      40
Newark            OH    2,047,242           0      225,000    2,047,242    2,272,242       25,591     1997       1997      40
Sharonville       OH    4,012,894           0      225,000    4,012,894    4,237,894      324,853     1987       1995      35
Springdale        OH    2,091,938           0      440,000    2,091,938    2,531,938       13,075     1997       1997      40
Urbana            OH    2,117,731           0      150,000    2,117,731    2,267,731        8,824     1997       1997      40
Broken Arrow      OK    1,444,544           0      178,000    1,444,544    1,622,544       36,114     1996       1997      40
Oklahoma City     OK    3,897,246     481,666      392,000    4,378,912    4,770,912      511,643     1982       1994      30
Oklahoma City     OK    1,531,497           0      175,000    1,531,497    1,706,497       38,287     1996       1997      40
Albany(5)         OR    2,465,356           0       92,160    2,465,356    2,557,516      164,357     1984       1995      35
Albany            OR    3,656,555   4,074,415      511,290    7,730,970    8,242,260      291,705     1968       1995      30
Forest Grove(6)   OR    3,151,903           0      401,187    3,151,903    3,553,090      180,109     1994       1995      40
Gresham           OR    4,646,900           0            0    4,646,900    4,646,900      265,537     1988       1995      35
McMinnville(7)    OR    3,975,918           0      760,000    3,975,918    4,735,918      198,796     1989       1995      35
Medford           OR    4,325,518           0      313,389    4,325,518    4,638,907      216,276     1990       1995      35
Brentwood         TN    2,301,599           0      600,000    2,301,599    2,901,599      148,645     1995       1995      40
Corsicana         TX    1,494,497           0      117,000    1,494,497    1,611,497       40,476     1996       1996      40
Dallas            TX    3,499,928     718,334      308,000    4,218,262    4,526,262      480,433     1982       1994      30
Denton            TX    1,425,035           0      185,000    1,425,035    1,610,035       38,595     1996       1996      40
Ennis             TX    1,408,954           0      119,000    1,408,954    1,527,954       38,159     1996       1996      40
Lewisville        TX    1,892,169           0      260,000    1,892,169    2,152,169       27,594     1997       1997      40
Mansfield         TX    1,574,961           0      225,000    1,574,961    1,799,961       39,374     1996       1997      40
Paris             TX    1,464,890           0      166,000    1,464,890    1,630,890       39,674     1996       1996      40
Richland Hills    TX    1,592,030           0      223,000    1,592,030    1,815,030       39,801     1996       1997      40
Weatherford       TX    1,596,002           0      145,000    1,596,002    1,741,002       26,600     1996       1997      40
Richland          WA    6,051,886     117,641      172,102    6,169,527    6,341,629      346,118     1990       1995      35
Tacoma            WA    4,902,629           0      402,500    4,902,629    5,305,129       61,283     1997       1997      40
Yakima            WA    4,840,711           0      500,000    4,840,711    5,340,711            0     1997       1997      40
Menomonee
 Falls(8)         WI   13,189,925           0    4,161,000   13,189,925   17,350,925       94,214     1990       1997      30
West Allis(9)     WI   81,197,184           0      682,000    8,117,184    8,799,184       50,732     1996       1997      30
                     ------------ ----------- ------------ ------------ ------------ ------------
                      266,120,931  16,180,972   42,830,774  282,301,903  325,132,677   11,702,823
CCRCS:
Palm Desert       CA    9,099,576     450,000    1,600,000    9,549,576   11,149,576      872,291     1989       1994      40
Sterling          CO    2,715,537           0      400,000    2,715,537    3,115,537      339,442     1979       1994      30
Andover(10)       KS   12,512,704           0      687,000   12,512,604   13,199,704      151,035     1987       1997      35
Corpus Christi    TX   22,021,613           0    1,848,000   22,021,613   23,869,613      373,096     1985       1997      40
Glendale(11)      WI   22,904,960           0    3,824,000   22,904,960   26,728,960      157,791     1988       1997      30
Waukesha(12)      WI   28,559,636           0    7,233,000   28,559,636   35,792,636      226,797     1973       1997      30
                     ------------ ----------- ------------ ------------ ------------ ------------
                       97,814,026     450,000   15,592,000   98,264,026  113,856,026    2,120,452
                     ------------ ----------- ------------ ------------ ------------ ------------
REHABILITATION HOSPITALS:
Scottsdale        AZ    5,874,213           0      241,762    5,874,213    6,115,975    1,407,363     1986       1988      40
Tucson            AZ    9,434,562           0    1,275,438    9,434,562   10,710,000    1,307,080     1992       1992      40
                     ------------ ----------- ------------ ------------ ------------ ------------
                       15,308,775           0    1,517,200   15,308,775   16,825,975    2,714,443
                     ------------ ----------- ------------ ------------ ------------ ------------
RESIDENTIAL CARE
FACILITIES FOR THE ELDERLY:
Costa Mesa        CA      229,483           0       60,000      229,483      289,483        1,912     1970       1997      30
Irvine            CA      338,141           0       78,000      338,141      416,141            0     1976       1997      30
Irvine            CA      340,515           0       90,000      340,515      430,515        2,838     1975       1997      30
Laguna Hills      CA      208,481           0       72,000      208,481      280,481        1,737     1977       1997      30
Lake Forest       CA      167,492           0      160,000      167,492      327,492        1,396     1975       1997      30
Lake Forest       CA      186,473           0       64,000      186,473      250,473        1,554     1973       1997      30
Newport Beach     CA      302,170           0       69,000      302,170      371,170          771     1962       1997      30
Newport Beach     CA      444,669           0      111,000      444,669      555,669            0     1965       1997      30
                     ------------ ----------- ------------ ------------ ------------ ------------
                        2,217,424           0      704,000    2,217,424    2,921,424       10,208
                     ------------ ----------- ------------ ------------ ------------ ------------
CLINICS:
Heflin            AL    3,654,241           0      248,000    3,654,241    3,902,241       38,065     1997       1997      40
CONSTRUCTION IN
 PROGRESS:             31,078,268           0   18,060,733   31,078,268   49,139,001            0
                     ------------ ----------- ------------ ------------ ------------ ------------
GRAND TOTAL          $816,707,038 $23,588,323 $120,235,754 $840,295,361 $960,531,115 $107,077,142
                     ============ =========== ============ ============ ============ ============

-------
 (1) Also represents the approximate cost for Federal income tax purposes.
 (2) Gross amount at which land is carried at close of period also represents initial cost to the Company.
 (3) Real estate is security for notes payable in the aggregate of $3,744,638 at 12/31/97.
 (4) Real estate is security for notes payable in the aggregate of $3,258,321 at 12/31/97.
 (5) Real estate is security for notes payable in the aggregate of $2,103,354 at 12/31/97.
 (6) Real estate is security for notes payable in the aggregate of $3,391,628 at 12/31/97.
 (7) Real estate is security for notes payable in the aggregate of $3,652,212 at 12/31/97.
 (8) Real estate is security for notes payable in the aggregate of $12,275,000 at 12/31/97.
 (9) Real estate is security for notes payable in the aggregate of $4,250,863 at 12/31/97.
(10) Real estate is security for notes payable in the aggregate of $2,800,000 at 12/31/97.
(11) Real estate is security for notes payable in the aggregate of $13,226,256 at 12/31/97.
(12) Real estate is security for notes payable in the aggregate of $9,594,238 at 12/31/97.

                                                        REAL ESTATE ACCUMULATED
                                                        PROPERTIES  DEPRECIATION
                                                        ----------- ------------
                                                             (IN THOUSANDS)
     Balances at December 31, 1994:                      $458,118     $ 62,080
       Acquisitions....................................   143,944       13,227
       Improvements....................................     2,143          181
       Sales...........................................   (11,478)      (1,766)
                                                         --------     --------
     Balances at December 31, 1995:                       592,727       73,722
                                                         --------     --------
       Acquisitions....................................    48,963       15,797
       Improvements....................................    10,319          448
       Sales...........................................       --           --
                                                         --------     --------
     Balances at December 31, 1996:                       652,009       89,967
                                                         --------     --------
       Acquisitions....................................   304,213       18,665
       Improvements....................................    15,608          574
       Sales...........................................   (11,299)      (2,129)
                                                         --------     --------
     Balances at December 31, 1997:                      $960,531     $107,077
                                                         ========     ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 17, 1998, filed or to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 17, 1998, filed or to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 17, 1998, filed or to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 17, 1998, filed or to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements.

    Report of Independent Public Accountants
    Consolidated Balance Sheets at December 31, 1997 and 1996
    Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995
    Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.
    Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules

    Report of Independent Public Accountants
    Schedule III Real Estate and Accumulated Depreciation

  (b)Reports on Form 8-K

    A Form 8-K dated October 7, 1997 was filed with respect to the acquisition of assets during the period August 15, 1997 through October 1, 1997, including audited proforma statements of income for the acquired facilities and unaudited proforma financial statements for the Company giving effect to the acquisitions.

  (c) Exhibits

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
   2.        Plan of Acquisition, Reorganization, Arrangement, Liquidation or
             Succession
   2.1       Agreement to Merge, dated August 19, 1997, among the Company,
             Laureate Investments, Inc. and Laureate Properties, Inc., filed as
             Exhibit 2.1 to the Company's Form 8-K dated October 7, 1997, and incorporated herein by this reference.
   3.        Articles of Incorporation and Bylaws
   3.1(a)    Restated Articles of Incorporation, filed as Exhibit 3.1 to the
             Company's Registration Statement on Form S-11 (No. 33-1128),
             effective December 19, 1985, and incorporated herein by this reference.
   3.1(b)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1 to the
             Company's Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.
   3.1(c)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(c) to the
             Company's Registration Statement on Form S-11 (No. 33-32251),
             effective January 23, 1990, and incorporated herein by this reference.
   3.1(d)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(d) to the
             Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.
   3.1(e)    Articles Supplementary to the Registrant's Amended and Restated
             Articles of Incorporation, dated September 24, 1997, filed as
             Exhibit 3.1 to the Company's Form 8-K dated September 24, 1997, and incorporated herein by this reference.
   3.2       Bylaws of the Company as amended January 19, 1996, filed as
             Exhibit 3.2 to the Company's Form 10-K for the year ended December
             31, 1995, and incorporated herein by this reference.
   4.        Instruments Defining Rights of Security Holders, Including
             Indentures
   4.1       Indenture dated as of November 16, 1992, between Nationwide Health
             Properties, Inc., Issuer to The Chase Manhattan Bank (National
             Association), Trustee, filed as Exhibit 4.1 to the Company's Form
             S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.
   4.2       Indenture dated as of June 30, 1993, between the Company and First
             Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-64798),
             effective July 12, 1993, and incorporated herein by this
             reference.
   4.3       First Supplemental Indenture dated November 15, 1993, between the
             Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company's Form 8-K dated November 15, 1993, and incorporated by reference herein.
   4.4       Indenture dated as of January 12, 1996, between the Company and
             The Bank of New York, as Trustee, filed as Exhibit 4.1 to the
             Company's Registration Statement on Form S-3 (No 33-65423) dated
             December 27, 1995, and incorporated herein by this reference.
  10.        Material Contracts
  10.1       Master Lease Document--General Terms and Conditions dated December
             30, 1985, for Leases between various subsidiaries of Beverly as
             Lessees and the Company as Lessor, filed as Exhibit 10.3 to the
             Company's Form 10-K for the year ended December 31, 1985, and incorporated herein by this reference.
  10.2       Guaranty by and between the Company and Beverly filed as Exhibit
             10.7 to the Company's Registration Statement on Form S-11 (No. 33-
             1128), effective December 19, 1985, and incorporated herein by this reference.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  10.3       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of August 1, 1986, of
             Beverly as Guarantor in favor of the Company filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.
  10.4       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of November 1, 1986, of Beverly as Guarantor in favor of the Company filed as Exhibit
             10.4 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.
  10.5       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases, dated as of July 31, 1987, of Beverly as Guarantor in favor of the Company filed as Exhibit 10.5 to the Company's
             Registration Statement on Form S-11 (No. 33-32251), effective
             January 23, 1990, and incorporated herein by this reference.
  10.6       1989 Stock Option Plan of the Company as Amended and Restated
             January 19, 1996.
  10.7       The Company's Retirement Plan for Directors effective July 26,
             1991 filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
  10.8       Deferred Compensation Plan of the Company effective September 1,
             1991 filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
  10.9       Commercial and Multi-family Mortgage Loan Sale Agreement dated as of June 5, 1992 by and between Resolution Trust Corporation, as
             Receiver, and Nationwide Health Properties, Inc. filed as Exhibit
             A to the Company's Form 8-K dated May 29, 1992, and incorporated herein by this reference.
  10.10      Credit Agreement dated as of May 20, 1993 between the Company and
             Wells Fargo Bank National Association, National Westminster Bank
             USA, The Daiwa Bank Limited and Sanwa Bank of California filed as
             Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
             June 30, 1993, and incorporated herein by this reference.
  10.10(a)   Amendment Number One to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited, and Sanwa
             Bank California filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by this reference.
  10.10(b)   Amendment Number Two to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited and Sanwa
             Bank California, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by this reference.
  10.10(c)   Amendment Number Three to Credit Agreement dated as of January 22,
             1996 between the Company and Wells Fargo Bank, National
             Association, National Westminster Bank USA, The Daiwa Bank,
             Limited and Sanwa Bank California, filed as Exhibit 10.10 (c) to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  10.10(d)   Amendment Number Four and Waiver to Credit Agreement dated
             December 10, 1996 between the Company and Wells Fargo Bank,
             National Association, The Sumitomo Bank Limited, The Bank of New
             York, Sanwa Bank California and BHF-Bank Aktiengesellschaft.
  10.10(e)   Amendment Number Five to Credit Agreement dated April 1, 1997 between the Company and Wells Fargo Bank, National Association,
             The Sumitomo Bank Limited, The Bank of New York, Sanwa Bank
             California and BHF-Bank Aktiengesellschaft, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by this reference.

 EXHIBIT NO.                             DESCRIPTION
 -----------                             -----------
  10.10(f)   Amendment Number Six to Credit Agreement dated August 15, 1997 between the Company and Wells Fargo Bank, National Association,
             the Sumitomo Bank Limited, The Bank of New York, Sanwa Bank
             California and BHF-Bank Aktiengesellschaft, filed as exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
             1997, and incorporated herein by this reference.
  10.11      Form of Indemnity Agreement between officers and directors of the
             Company including David R. Banks, Milton J. Brock, Jr., Sam A.
             Brooks, Jr., Charles D. Miller and Jack D. Samuelson, R. Bruce
             Andrews, Mark L. Desmond, Don M. Pearson, Gary E. Stark, and T.
             Andrew Stokes, and John J. Sheehan, Jr., filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  10.12      Executive Employment Security Policy, filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  21.        Subsidiaries of the Company
  23.        Consents of Experts and Counsel
  23.1       Consent of Arthur Andersen LLP
  27.        Financial Data Schedule

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

Dated: March 11, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----
     /s/  Charles D. Miller          Chairman and Director         March 11, 1998
____________________________________
         Charles D. Miller

      /s/ R. Bruce Andrews           President, Chief Executive    March 11, 1998
____________________________________  Officer and Director
          R. Bruce Andrews            (Principal Executive
                                      Officer)

      /s/ Mark L. Desmond            Senior Vice President and     March 11, 1998
____________________________________  Chief Financial Officer
          Mark L. Desmond             (Principal Financial and
                                      Accounting Officer)

       /s/ John C. Argue             Director                      March 11, 1998
____________________________________
           John C. Argue

       /s/ David R. Banks            Director                      March 11, 1998
____________________________________
           David R. Banks

    /s/ Milton J. Brock, Jr.         Director                      March 11, 1998
____________________________________
        Milton J. Brock Jr.

       /s/ Sam A. Brooks             Director                      March 11, 1998
____________________________________
           Sam A. Brooks

     /s/ Jack D. Samuelson           Director                      March 11, 1998
____________________________________
         Jack D. Samuelson

                                                                     APPENDIX 1

                           BEVERLY ENTERPRISES, INC.

  SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF BEVERLY ENTERPRISES, INC. ("BEVERLY") WHICH IS TAKEN FROM BEVERLY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE BEVERLY QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AS FILED WITH THE COMMISSION.

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

                                     A-1-1

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
Total current assets.................................  $  694,151    $  697,245
Property and equipment, net..........................   1,195,019     1,248,785
Total other assets...................................     579,654       579,052
                                                       ----------    ----------
Total assets ........................................  $2,468,824    $2,525,082
                                                       ==========    ==========
Total current liabilities............................  $  379,672    $  379,030
Long-term obligations................................     845,886     1,106,256
Other liabilities and deferred items.................     175,698       178,701
Total stockholders' equity...........................   1,067,568       861,095
                                                       ----------    ----------
Total liabilities and stockholders' equity...........  $2,468,824    $2,525,082
                                                       ==========    ==========

                                     A-1-2

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        YEARS ENDED DECEMBER
                                      NINE MONTHS ENDED          31,
                                        SEPTEMBER 30,   ----------------------
                                            1997           1996        1995
                                      ----------------- ----------  ----------
Revenues.............................    $2,448,871     $3,281,028  $3,242,781
Costs and expenses:
  Operating and administrative.......     2,192,135      2,958,942   2,960,832
  Interest...........................        64,303         91,111      84,245
  Depreciation and amortization......        81,489        105,468     103,581
  Impairment of long lived assets....           --             --      100,277
                                         ----------     ----------  ----------
                                          2,337,927      3,155,521   3,248,935
Income (loss) before provision for
 income taxes and extraordinary
 charge..............................       110,944        125,507     (6,154)
Provision for income taxes...........        44,378         73,481       1,969
Extraordinary charge, net of income
 taxes...............................           --          (1,726)        --
                                         ----------     ----------  ----------
Net income (loss)....................    $   66,566     $   50,300  $   (8,123)
                                         ==========     ==========  ==========
Net income (loss) applicable to
 common shares                           $   66,566     $   50,300  $ (14,998)
                                         ==========     ==========  ==========
Income (loss) per share of common
 stock:
Primary:
  Before extraordinary charge........    $      .66     $      .52  $     (.16)
  Extraordinary charge...............           --            (.02)        --
                                         ----------     ----------  ----------
Net income per share.................    $      .66     $      .50  $     (.16)
                                         ==========     ==========  ==========
Shares used to compute per share
 amounts.............................    $  101,206     $   99,646  $   92,233
                                         ==========     ==========  ==========
Fully-diluted:
  Before extraordinary charge........    $      .66     $      .50  $     (.16)
  Extraordinary change...............           --            (.02)        --
                                         ----------     ----------  ----------
Net income per share.................    $      .66     $      .48  $     (.16)
                                         ==========     ==========  ==========
Shares used to compute per share
 amounts.............................    $  101,622     $  111,002  $   92,233
                                         ==========     ==========  ==========

                                     A-1-3

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                   NINE MONTHS ENDED YEARS ENDED DECEMBER 31,
                                     SEPTEMBER 30,   ------------------------
                                         1997           1996          1995
                                   ----------------- ------------ ------------
Cash flows from operating
 activities:
  Net income (loss)...............     $  66,566     $    50,300  $     (8,123)
                                       ---------     -----------  ------------
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities.....................        20,934          82,880       114,332
                                       ---------     -----------  ------------
Net cash provided by operating
 activities.......................        87,500         133,180       106,209
                                       ---------     -----------  ------------
Net cash provided by (used for)
 investing activities.............         6,137         (91,501)     (144,554)
                                       ---------     -----------  ------------
Net cash provided by (used for)
 financing activities.............      (120,717)        (28,221)       26,684
                                       ---------     -----------  ------------
Net increase (decrease) in cash
 and cash equivalents.............       (27,080)         13,458       (11,661)
Cash and cash equivalents at
 beginning of period..............        69,761          56,303        67,964
                                       ---------     -----------  ------------
Cash and cash equivalents at end
 of period........................     $  42,681     $    69,761  $     56,303
                                       =========     ===========  ============


                                     A-1-4