Form 10-Q
period 1998-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1998-05-14
CIK 780053

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _____________________

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

                                (949) 718-4400
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Shares of registrant's common stock, $.10 par value, outstanding at April 30, 1998 - 44,639,534.

================================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 March 31, 1998


                               TABLE OF CONTENTS

Part I--Financial Information

                                                                         Page
                                                                         ----
        Item 1.   Financial Statements
                  Condensed Consolidated Balance Sheets................   2
                  Condensed Consolidated Statements of Operations......   3
                  Condensed Consolidated Statements of Cash Flows......   4
                  Notes to Condensed Consolidated Financial Statements.   5

        Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................   7

Part II--Other Information

        Item 6.   Exhibits and Reports on Form 8-K.....................   9

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       March 31,    December 31,
                                                         1998           1997
                                                      -----------   ------------
                                                      (Unaudited)
                                                         (Dollars in thousands)
  Investments in real estate
  Real estate properties:
       Land........................................    $  123,543    $  120,236
       Buildings and improvements..................       814,040       809,217
       Construction in progress....................        48,994        31,078
                                                       ----------    ----------
                                                          986,577       960,531
       Less accumulated depreciation...............      (112,163)     (107,077)
                                                       ----------    ----------
                                                          874,414       853,454
  Mortgage loans receivable, net...................       200,363       199,819
                                                       ----------    ----------
                                                        1,074,777     1,053,273
Cash and cash equivalents..........................        14,047        10,192
Receivables........................................         4,502         4,362
Other assets.......................................        10,168         9,567
                                                       ----------    ----------
                                                       $1,103,494    $1,077,394
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings...................................     $   21,600    $   19,600
Senior notes due 2000-2037........................        370,000       355,000
Convertible debentures............................         59,815        64,512
Notes and bonds payable...........................         58,161        58,297
Accounts payable and accrued liabilities..........         36,385        26,939
Stockholders' equity:
   Preferred stock $1.00 par value; 5,000,000
     shares authorized; Issued and outstanding:
     1998-1,000,000; 1997-1,000,000, stated
     at liquidation preference of $100 per share..        100,000       100,000
   Common stock $.10 par value; 100,000,000 shares
     authorized; Issued and outstanding:
     1998-43,350,449; 1997-43,128,889.............          4,334         4,313
   Capital in excess of par value.................        495,428       490,737
   Cumulative net income..........................        383,786       363,896
   Cumulative dividends...........................       (426,015)     (405,900)
                                                       ----------    ----------
          Total stockholders' equity..............        557,533       553,046
                                                       ----------    ----------
                                                       $1,103,494    $1,077,394
                                                       ==========    ==========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)


                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
Revenues:
 Minimum rent..........................................    $23,790       $18,278
 Interest and other income.............................      5,693         4,723
 Additional rent and additional interest...............      3,675         3,301
                                                           -------       -------
                                                            33,158        26,302

Expenses:
 Interest and amortization of deferred financing costs.      8,252         6,101
 Depreciation and non-cash charges.....................      6,145         4,558
 General and administrative............................      1,192           888
                                                           -------       -------
                                                            15,589        11,547
                                                           -------       -------

Net income before gain on sale of properties...........     17,569        14,755
Gain on sale of properties.............................      2,321            --
                                                           -------       -------
Net income.............................................     19,890        14,755
Preferred stock dividends..............................     (1,919)           --
                                                           -------       -------
Net income available to common stockholders............    $17,971       $14,755
                                                           =======       =======

Per share amounts:
 Basic/diluted income from continuing operations
   available to common stockholders....................    $   .36       $   .35
                                                           =======       =======

 Basic/diluted net income available to common
   stockholders........................................    $   .42       $   .35
                                                           =======       =======

 Dividends paid per share..............................    $   .42       $   .39
                                                           =======       =======

Weighted average shares outstanding....................     43,265        41,800
                                                           =======       =======

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Cash flow from operating activities:
    Net income..........................................   $ 19,890    $ 14,755
    Gain on sale of properties..........................     (2,321)         --
    Depreciation and non-cash charges...................      6,145       4,558
    Amortization of deferred financing costs............        225         187
    Net decrease in other assets and liabilities........      8,091       2,731
                                                            --------   --------
        Net cash provided by operating activities.......     32,030      22,231

Cash flow from investing activities:
    Acquisition of real estate properties...............    (30,191)    (48,450)
    Disposition of real estate properties...............      5,496          --
    Investment in mortgage loans receivable.............       (707)    (11,550)
    Principal payments on mortgage loans receivable.....        532         515
                                                           --------    --------
        Net cash used in investing activities...........    (24,870)    (59,485)

Cash flow from financing activities:
    Bank borrowings.....................................     33,900      68,900
    Repayment of bank borrowings........................    (31,900)    (38,200)
    Issuance of senior unsecured debt...................     15,000      25,000
    Dividends paid......................................    (20,115)    (16,304)
    Principal payments on notes and bonds...............        (83)        (20)
    Other, net..........................................       (107)       (253)
                                                           --------    --------
        Net cash provided by (used in) financing
         activities.....................................     (3,305)     39,123
                                                           --------    --------

Increase in cash and cash equivalents...................      3,855       1,869
Cash and cash equivalents, beginning of period..........     10,192      11,709
                                                           --------    --------

Cash and cash equivalents, end of period................   $ 14,047    $ 13,578
                                                           ========    ========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                  (Unaudited)

     (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results for a full year.

     (ii) Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding; dilutive stock options and dilutive convertible debentures. The effect of common stock options is immaterial. The effect of convertible debentures was not dilutive in 1998 and 1997.

                                               Three months ended March 31,
                                                   1998              1997
                                             ----------------   ---------------
          (in thousands)                     Income    Shares   Income   Shares
                                             -------   ------   ------   ------

Income before gain on sale of properties     $17,569            $14,755
Less: preferred stock dividends                1,919                 --
                                             -------            -------

Amounts used to calculate Basic EPS           15,650   43,265    14,755  41,800

Effect of dilutive securities:
   Stock options                                  --        3        --       3
   6.25% Convertible debentures                   --       --        --      --
                                             -------   ------   -------  ------

Amounts used to calculate Diluted EPS        $15,650   43,268   $14,755  41,803
                                             =======   ======   =======  ======


     (iii) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

     (iv) The Company invests in health care related real estate and, as of March 31, 1998, had investments in 297 facilities, including 189 skilled nursing facilities, 79 assisted living facilities, 12 continuing care retirement communities, 14 residential care facilities for the elderly, two rehabilitation hospitals and one medical clinic. The Company's facilities are operated by 61 different operators.

           The Company's facilities which are owned and leased under "net" leases are accounted for as operating leases. The leases have initial terms ranging from 10 to 19 years, and the leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts and/or increases in the Consumer Price Index. The base amounts, in most cases, are net patient revenues for the first year of the lease. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of base rent. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties. Forty of the Company's 240 owned facilities were leased to and operated by subsidiaries of Beverly Enterprises, Inc.

     (v) During the three-month period ended March 31, 1998, the Company acquired one continuing care retirement community and six residential care facilities for the elderly in three separate transactions for an aggregate purchase price of approximately $4,118,000. Construction of one assisted living facility was also completed, in which the Company's total investment was $2,674,000. These facilities were concurrently leased under terms generally similar to the Company's existing leases. During the three-month period ended March 31, 1998, the Company provided new construction financing of approximately $22,344,000. The Company also funded approximately $1,777,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

           During the three-month period ended March 31, 1998, the Company sold two skilled nursing facilities in two separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000.

           During the three months ended March 31, 1998, the Company issued $15,000,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 6.71% and have a weighted average maturity of 10.3 years.

     (vi) On April 29, 1998, the Company issued 1,048,128 shares of common stock resulting in aggregate proceeds, net of the underwriter's fee, of approximately $23,214,000 before expenses related to the offering. The net proceeds were used to repay borrowings under the Company's bank line of credit.

     (vii) The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information which were issued in June 1997. The adoption of SFAS No. 130 and SFAS No. 131 has not materially impacted the Company's financial statements.

           Issue No. 97-11 Accounting for Internal Costs Relating to Real Estate Property Acquisitions released by the Emerging Issues Task Force of the Financial Accounting Standards Board which prohibits the capitalization of internal costs related to the acquisition of operating property became effective during the first quarter of 1998. The impact of this pronouncement is immaterial to the Company's financial statements.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998

Statement Regarding Forward Looking Disclosure

     Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the health industry, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities or preferred stock.

Operating Results

     Three Months 1998 Compared to Three Months 1997

     Revenues for the three months ended March 31, 1998 increased $6,856,000 or 26% over the same period in 1997. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

     Total expenses for the three-month period ended March 31, 1998 increased $4,042,000 or 35% over the same period in 1997. The increase is primarily due to increased interest expense as a result of the issuance of fixed rate medium-term notes during the last twelve months and to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

     In addition, during the three months ended March 31, 1998, the Company recognized a gain of approximately $2,321,000 from the sale of two skilled nursing facilities.

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

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information which were issued in June 1997. The adoption of SFAS No. 130 and SFAS No. 131 has not materially impacted the Company's financial statements.

     Issue No. 97-11 Accounting for Internal Costs Relating to Real Estate Property Acquisitions released by the Emerging Issues Task Force of the Financial Accounting Standards Board which prohibits the capitalization of internal costs related to the acquisition of operating property became effective during the first quarter of 1998. The impact of this pronouncement is immaterial to the Company's financial statements.

Liquidity and Capital Resources

     During the three-month period ended March 31, 1998, the Company acquired one continuing care retirement community and six residential care facilities for the elderly in three separate transactions for an aggregate purchase price of approximately $4,118,000. Construction of one assisted living facility was also completed, in which the Company's total investment was 2,674,000. These facilities were concurrently leased under terms generally similar to the Company's existing leases. During the three-month period ended March 31, 1998, the Company provided new construction financing of approximately $22,344,000. The Company also funded approximately $1,777,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company. The acquisitions, construction advances and capital improvement advances were funded by borrowings on the Company's bank line of credit and by cash on hand.

     During the three-month period ended March 31, 1998, the Company sold two skilled nursing facilities in two separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000. The proceeds of the sales were used to repay borrowings on the Company's bank line of credit.

     During the three months ended March 31, 1998, the Company issued $15,000,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 6.71% and have a weighted average maturity of 10.3 years. The proceeds were used to repay borrowings on the Company's bank line of credit.

     At March 31, 1998, the Company had $78,400,000 available under its $100,000,000 bank line of credit. The Company has effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $230,000,000 in aggregate principal amount of medium term notes and (b) up to approximately $233,122,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

     On April 29, 1998, the Company issued 1,048,128 shares of common stock resulting in aggregate proceeds, net of the underwriter's fee, of approximately $23,214,000 before expenses related to the offering. The proceeds were used to repay borrowings under the Company's bank line of credit. This issuance reduced the amount of securities including debt, convertible debt, common and preferred stock the Company may issue under its effective shelf registrations on file with the Securities and Exchange Commission to approximately $208,622,000.

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

                                    PART II

                               OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

                  None.

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 1998


                                 NATIONWIDE HEALTH PROPERTIES, INC.


                                 By          /s/ MARK L. DESMOND
                                    -----------------------------------------
                                                 Mark L. Desmond
                                    Senior Vice President and Chief Financial
                                      Officer (Principal Financial Officer)