Form 10-Q
period 1998-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1998-08-13
CIK 780053

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

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

     Shares of registrant's common stock, $.10 par value, outstanding at July 31, 1998 - 44,705,013.

================================================================================

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 June 30, 1998


                               TABLE OF CONTENTS

Part I--Financial Information

                                                                            Page
                                                                            ----
     Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets........................   2
              Condensed Consolidated Statements of Operations..............   3
              Condensed Consolidated Statements of Cash Flows..............   4
              Notes to Condensed Consolidated Financial Statements.........   5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................   8

Part II--Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders..........  11

     Item 5.  Other Information............................................  11

     Item 6.  Exhibits and Reports on Form 8-K.............................  11

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      June 30,      December 31,
                                                        1998            1997
                                                     -----------    ------------
                                                     (Unaudited)
                                                        (Dollars in thousands)
Investments in real estate
    Real estate properties:
       Land........................................  $  143,378      $  120,236
       Buildings and improvements..................     919,045         809,217
       Construction in progress....................      33,838          31,078
                                                     ----------      ----------
                                                      1,096,261         960,531
       Less accumulated depreciation...............    (118,587)       (107,077)
                                                     ----------      ----------
                                                        977,674         853,454
    Mortgage loans receivable, net.................     196,472         199,819
                                                     ----------      ----------
                                                      1,174,146       1,053,273
Cash and cash equivalents..........................      13,914          10,192
Receivables........................................       4,782           4,362
Other assets.......................................      14,210           9,567
                                                     ----------      ----------
                                                     $1,207,052      $1,077,394
                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings....................................  $   87,700      $   19,600
Senior notes due 2000-2037.........................     375,000         355,000
Convertible debentures.............................      58,875          64,512
Notes and bonds payable............................      65,234          58,297
Accounts payable and accrued liabilities...........      35,993          26,939
Stockholders' equity:
    Preferred stock $1.00 par value; 5,000,000
       shares authorized; Issued and outstanding:
       1998-1,000,000; 1997-1,000,000, stated at
       liquidation preference of $100 per share....     100,000         100,000
    Common stock $.10 par value; 100,000,000 shares
       authorized; Issued and outstanding:
       1998-44,641,706; 1997-43,128,889............       4,464           4,313
    Capital in excess of par value.................     524,538         490,737
    Cumulative net income..........................     401,932         363,896
    Cumulative dividends...........................    (446,684)       (405,900)
                                                     ----------      ----------
          Total stockholders' equity...............     584,250         553,046
                                                     ----------      ----------
                                                     $1,207,052      $1,077,394
                                                     ==========      ==========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)

                                                          Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                          -------------------   -------------------
                                                            1998       1997       1998       1997
                                                          --------   --------   --------   --------
Revenues:
 Minimum rent..........................................   $24,746    $18,469    $48,536    $36,747
 Interest and other income.............................     5,703      5,372     11,396     10,095
 Additional rent and additional interest...............     4,042      3,357      7,717      6,658
                                                          -------    -------    -------    -------
                                                           34,491     27,198     67,649     53,500

Expenses:
 Interest and amortization of deferred financing costs.     8,584      6,665     16,836     12,767
 Depreciation and non-cash charges.....................     6,658      4,694     12,803      9,252
 General and administrative............................     1,103        925      2,295      1,812
                                                          -------    -------    -------    -------
                                                           16,345     12,284     31,934     23,831
                                                          -------    -------    -------    -------

Net income before gain on sale of properties...........    18,146     14,914     35,715     29,669
Gain on sale of properties.............................        --         --      2,321         --
                                                          -------    -------    -------    -------
Net income.............................................    18,146     14,914     38,036     29,669
Preferred stock dividends..............................    (1,919)        --     (3,839)        --
                                                          -------    -------    -------    -------
Net income available to common stockholders............   $16,227    $14,914    $34,197    $29,669
                                                          =======    =======    =======    =======

Per share amounts:
 Basic/diluted income from continuing operations
   available to common stockholders....................   $   .37    $   .36    $   .73    $   .71
                                                          =======    =======    =======    =======

 Basic/diluted net income available to common
   stockholders........................................   $   .37    $   .36    $   .78    $   .71
                                                          =======    =======    =======    =======

 Dividends paid per share..............................   $   .42    $   .39    $   .84    $   .78
                                                          =======    =======    =======    =======

Weighted average shares outstanding....................    44,248     41,804     43,760     41,802
                                                          =======    =======    =======    =======

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
Cash flow from operating activities:
    Net income.........................................  $  38,036    $  29,669
    Gain on sale of properties.........................     (2,321)          --
    Depreciation and non-cash charges..................     12,803        9,252
    Amortization of deferred financing costs...........        442          370
    Net decrease in other assets and liabilities.......      3,706          271
                                                         ---------    ---------
       Net cash provided by operating activities.......     52,666       39,562

Cash flow from investing activities:
    Acquisition of real estate properties..............   (130,757)     (73,213)
    Disposition of real estate properties..............      5,496           --
    Investment in mortgage loans receivable............     (2,399)     (34,095)
    Principal payments on mortgage loans receivable....      6,423        1,026
                                                         ---------    ---------
       Net cash used in investing activities...........   (121,237)    (106,282)

Cash flow from financing activities:
    Bank borrowings....................................    144,300      126,000
    Repayment of bank borrowings.......................    (76,200)    (112,000)
    Issuance of senior unsecured debt..................     20,000       85,000
    Issuance of common stock...........................     23,149           --
    Dividends paid.....................................    (40,784)     (32,607)
    Issuance of notes and bonds........................      2,402           --
    Principal payments on notes and bonds..............       (204)         (40)
    Other, net.........................................       (370)        (656)
                                                         ---------    ---------
       Net cash provided by financing activities.......     72,293       65,697
                                                         ---------    ---------

Increase (decrease) in cash and cash equivalents.......      3,722       (1,023)
Cash and cash equivalents, beginning of period.........     10,192       11,709
                                                         ---------    ---------

Cash and cash equivalents, end of period...............  $  13,914    $  10,686
                                                         =========    =========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)

     (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results for a full year.

     (ii) The Company invests in health care related real estate and, as of June 30, 1998, had investments in 317 facilities located in 32 states. The facilities include 195 skilled nursing facilities, 90 assisted living facilities, 13 continuing care retirement communities, 14 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. The Company's facilities are operated by 60 different operators, including the following publicly traded companies: Alternative Living Services, Inc., American Retirement Corporation, ARV Assisted Living, Inc., Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Lexington Healthcare Group, Inc., Mariner Post-Acute Network, Inc., NewCare Health Corporation, Res-Care, Inc. and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alternative Living Services, Inc. and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They accounted for 12% and 15% respectively of the Company's total revenues for the six months ended June 30, 1998.

     As of June 30, 1998, the Company had direct ownership of 152 skilled nursing facilities, 84 assisted living facilities, 8 continuing care retirement communities, 14 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. All of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases.

     The Leases have initial terms ranging from 10 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. The base amounts, in most cases, are net patient revenues for the first year of the lease. Most leases contain provisions such that the total rent cannot decrease from one year to the next. Most Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and Leases covering 172 facilities are backed by irrevocable letters of credit or security deposits which cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

     As of June 30, 1998, the Company held 32 mortgage loans secured by 43 skilled nursing facilities, 6 assisted living facilities and 5 continuing care retirement communities. As of June 30, 1998, the mortgage loans had a net book value of approximately $196,472,000 with individual outstanding balances ranging from approximately $601,000 to $21,400,000 and maturities ranging from 1998 to 2031.

     (iii) Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding: dilutive stock options and dilutive convertible debentures. The effect of convertible debentures was not dilutive in 1998 and 1997.

                                                 Three months ended June 30,
                                                  1998               1997
                                            -----------------  -----------------
                                             Income    Shares   Income    Shares
                                            --------   ------  --------   ------
                                                        (in thousands)
Income before gain on sale of properties    $18,146            $14,914
Less: preferred stock dividends               1,919                 --
                                            -------            -------

Amounts used to calculate Basic EPS          16,227    44,248   14,914    41,804

Effect of dilutive securities:
   Stock options                                 --        18       --         3
   6.25% Convertible debentures                  --        --       --        --
                                            -------    ------  -------    ------

Amounts used to calculate Diluted EPS       $16,227    44,266  $14,914    41,807
                                            =======    ======  =======    ======

                                                 Six months ended June 30,
                                                  1998               1997
                                            -----------------  -----------------
                                             Income    Shares   Income    Shares
                                            --------   ------  --------   ------
                                                        (in thousands)
Income before gain on sale of properties    $35,715            $29,669
Less: preferred stock dividends               3,839                 --
                                            -------            -------

Amounts used to calculate Basic EPS          31,876    43,760   29,669    41,802

Effect of dilutive securities:
   Stock options                                 --        11       --         3
   6.25% Convertible debentures                  --        --       --        --
                                            -------    ------  -------    ------

Amounts used to calculate Diluted EPS       $31,876    43,771  $29,669    41,805
                                            =======    ======  =======    ======

     (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

     (v) During the six-month period ended June 30, 1998, the Company acquired ten skilled nursing facilities, six assisted living facilities, one continuing care retirement community and six residential care facilities for the elderly in eight separate transactions for an aggregate investment of approximately $61,479,000. Construction of six assisted living facilities, one continuing care retirement community and two clinics was also completed, in which the Company's total aggregate investment was $57,256,000, $21,936,000 of which was a current year investment included in the new construction financing amount below. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During the six-month period ended June 30, 1998, the Company provided new construction financing of approximately $68,122,000. The Company also funded approximately $8,780,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

     During the six months ended June 30, 1998, the Company funded an additional $2,399,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company.

     During the six-month period ended June 30, 1998, the Company sold two skilled nursing facilities in two separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000.

     During the six months ended June 30, 1998, two of the Company's mortgage loans matured and were repaid in full in an aggregate principal amount of approximately $5,382,000.

     During the six-month period ended June 30, 1998, the Company issued $20,000,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 6.68% and have a weighted average maturity of 9 years.

     (vi) On April 29, 1998, the Company issued 1,048,128 shares of common stock resulting in aggregate proceeds, net of the underwriter's fee, of approximately $23,214,000 before expenses related to the offering.

     (vii) The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information which were issued in June 1997. The adoption of SFAS No. 130 and SFAS No. 131 is required in 1998. There are no differences between the Company's net income, as reported, and comprehensive income, as defined, for the periods presented. The Company believes it operates in only one business segment.

     ETIF Issue No. 97-11 Accounting for Internal Costs Relating to Real Estate Property Acquisitions released by the Emerging Issues Task Force of the Financial Accounting Standards Board which prohibits the capitalization of internal costs related to the acquisition of operating property was issued during the first quarter of 1998. The impact of this pronouncement is immaterial to the Company's financial statements.

     EITF Issue 98-9 Accounting for Contingent Rent in Interim Financial Periods released by the Emerging Issues Task Force of the Financial Accounting Standards Board requires lessors to defer recognition of contingent rental income in interim periods until the specific target that triggers the contingent rental income is achieved. Under most of the Company's Leases the specific targets that trigger contingent rental income are met either monthly or quarterly and, therefore, EITF Issue 98-9 would not impact the Company's quarterly accounting for those Leases. The impact of the deferral of rental income recognition related to the Company's Leases under which the specific targets are annual is not believed to be material.

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1998

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

Operating Results

     Six Months 1998 Compared to Six Months 1997

     Revenues for the six months ended June 30, 1998 increased $14,149,000 or 26% over the same period in 1997. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

     Total expenses for the six-month period ended June 30, 1998 increased $7,563,000 or 32% over the same period in 1997. The increase is due to increased interest expense as a result of the issuance of fixed rate medium-term notes during the last twelve months and to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

     In addition, during the six months ended June 30, 1998, the Company recognized a gain of approximately $2,321,000 from the sale of two skilled nursing facilities.

     Second Quarter 1998 Compared to Second Quarter 1997

     Revenues for the three months ended June 30, 1998 increased $7,293,000 or 27% over the same period in 1997. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months, partially offset by the payoff of certain mortgage loans during the quarter. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

     Total expenses for the three-month period ended June 30, 1998 increased $4,061,000 or 33% over the same period in 1997. The increase is primarily due to increased interest expense as a result of the issuance of fixed rate medium-term notes during the last twelve months and to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

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

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information which were issued in June 1997. The adoption of SFAS No. 130 and SFAS No. 131 is required in 1998. There are no differences between the Company's net income, as reported, and comprehensive income, as defined, for the periods presented. The Company believes it operates in only one business segment.

     Issue No. 97-11 Accounting for Internal Costs Relating to Real Estate Property Acquisitions released by the Emerging Issues Task Force of the Financial Accounting Standards Board which prohibits the capitalization of internal costs related to the acquisition of operating property was issued during the first quarter of 1998. The impact of this pronouncement is immaterial to the Company's financial statements.

     EITF Issue 98-9 Accounting for Contingent Rent in Interim Financial Periods released by the Emerging Issues Task Force of the Financial Accounting Standards Board requires lessors to defer recognition of contingent rental income in interim periods until the specific target that triggers the contingent rental income is achieved. Under most of the Company's Leases the specific targets that trigger contingent rental income are met either monthly or quarterly and, therefore, EITF Issue 98-9 would not impact the Company's quarterly accounting for those Leases. The impact of the deferral of rental income recognition related to the Company's Leases under which the specific targets are annual is not believed to be material.

Liquidity and Capital Resources

     During the six-month period ended June 30, 1998, the Company acquired ten skilled nursing facilities, six assisted living facilities, one continuing care retirement community and six residential care facilities for the elderly in eight separate transactions for an aggregate investment of approximately $61,479,000. Construction of six assisted living facilities, one continuing care retirement community and two clinics was also completed, in which the Company's total aggregate investment was $57,256,000, $21,936,000 of which was a current year investment included in the new construction financing amount below. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During the six-month period ended June 30, 1998, the Company provided new construction financing of approximately $68,122,000. The Company also funded approximately $8,780,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company. The acquisitions, construction advances and capital improvement advances were funded by borrowings on the Company's bank line of credit and by cash on hand.

     During the six months ended June 30, 1998, the Company funded an additional $2,399,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company. The additional amounts funded were financed by borrowings on the Company's bank line of credit and by cash on hand.

     During the six-month period ended June 30, 1998, the Company sold two skilled nursing facilities in two separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000. The proceeds of the sales were used to repay borrowings on the Company's bank line of credit.

     During the six months ended June 30, 1998, two of the Company's mortgage loans matured and were repaid in full in an aggregate principal amount of approximately $5,382,000. The proceeds were used to repay borrowings on the Company's bank line of credit.

     During the six months ended June 30, 1998, the Company issued $20,000,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 6.68% and have a weighted average maturity of 9 years. The proceeds were used to repay borrowings on the Company's bank line of credit.

     At June 30, 1998, the Company had $12,300,000 available under its $100,000,000 bank line of credit. The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue
(a) up to $225,000,000 in aggregate principal amount of medium term notes and
(b) up to approximately $208,622,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

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

                                    PART II

                               OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on April 17, 1998 ("Annual Meeting"). At the Annual Meeting, John C. Argue was elected and David R. Banks and Milton J. Brock, Jr. were re-elected to serve for a three-year term until the 2001 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are Sam A. Brooks, Jr., Jack D. Samuelson, R. Bruce Andrews and Charles D. Miller. Additionally, the selection of Arthur Andersen LLP as independent accountants for the year ended December 31, 1998 was ratified.

         Voting at the Annual Meeting was as follows:

                                                                                Abstentions
                                                      Votes Cast   Votes Cast     Broker
                      Matter                              For        Against     non-Votes
                      ------                          ----------   ----------   -----------
Election of John C. Argue                             38,611,097     652,495            -
Election of David R. Banks                            38,692,553     571,039            -
Election of Milton J. Brock, Jr.                      38,632,445     631,147            -
Ratification of selection of Arthur Andersen LLP      38,971,551      56,901      235,140

Item 5.  Other Information

         The Company hereby advises stockholders that January 25, 1999 is the date after which notice of a stockholder sponsored proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 (i.e., a proposal to be presented at the next annual meeting of stockholders but not submitted for inclusion in the Company's proxy statement) will be considered untimely under the SEC's proxy rules.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10.   Material Contracts

              10.1 Amendment Number Seven and Restatement of Amendments One through Six to Credit Agreement dated as of April 6, 1997 between the Company and Wells Fargo Bank, National Association, The Bank of New York, Sanwa Bank California, the Sumitomo Bank Limited and BHF-Bank Aktiengesellschaft.

              10.2 Assumption Agreement dated as of May 28, 1998 between the Company and Wells Fargo Bank, National Association, The Bank of New York, Sanwa Bank California and Nationsbank, N.A.

              27.   Financial Data Schedule

         (b)  Reports on Form 8-K

              A Form 8-K dated April 23, 1998 was filed to include an exhibit related to the issue and sale of common stock by the Company.

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 13, 1998


                                         NATIONWIDE HEALTH PROPERTIES, INC.


                                         By        /s/ MARK L. DESMOND
                                           -------------------------------------
                                                      Mark L. Desmond
                                              Senior Vice President and Chief
                                                     Financial Officer
                                               (Principal Financial Officer)