Form 10-Q
period 1998-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1998-10-16
CIK 780053

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Shares of registrant's common stock, $.10 par value, outstanding at October 15, 1998 - 46,205,013.

================================================================================

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                              September 30, 1998


                               TABLE OF CONTENTS

Part I--Financial Information

                                                                         Page
                                                                         ----
        Item 1.  Financial Statements
                 Condensed Consolidated Balance Sheets..................   2
                 Condensed Consolidated Statements of Operations........   3
                 Condensed Consolidated Statements of Cash Flows........   4
                 Notes to Condensed Consolidated Financial Statements...   5

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................   8

Part II--Other Information

        Item 6.  Exhibits and Reports on Form 8-K.......................  11

                                    PART I

                      NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                                 September 30,   December 31,
                                                                     1998            1997
                                                                 -------------   ------------
                                                                  (Unaudited)
                                                                    (Dollars in thousands)
Investments in real estate
   Real estate properties:
      Land......................................................  $  143,792      $  120,236
      Buildings and improvements................................     982,299         809,217
      Construction in progress..................................      53,798          31,078
                                                                  ----------      ----------
                                                                   1,179,889         960,531
      Less accumulated depreciation.............................    (125,559)       (107,077)
                                                                  ----------      ----------
                                                                   1,054,330         853,454
   Mortgage loans receivable, net...............................     208,094         199,819
                                                                  ----------      ----------
                                                                   1,262,424       1,053,273
Cash and cash equivalents.......................................      13,153          10,192
Receivables.....................................................       5,945           4,362
Other assets....................................................      14,036           9,567
                                                                  ----------      ----------
                                                                  $1,295,558      $1,077,394
                                                                  ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings.................................................  $   30,400      $   19,600
Senior notes due 2000-2038......................................     480,150         355,000
Convertible debentures..........................................      57,456          64,512
Notes and bonds payable.........................................      66,584          58,297
Accounts payable and accrued liabilities........................      47,589          26,939
Stockholders' equity:
   Preferred stock $1.00 par value; 5,000,000 shares authorized;
      Issued and outstanding: 1998-1,000,000; 1997-1,000,000,
      stated at liquidation preference of $100 per share........     100,000         100,000
   Common stock $.10 par value; 100,000,000 shares authorized;
      Issued and outstanding: 1998-46,205,013; 1997-43,128,889..       4,621           4,313
   Capital in excess of par value...............................     555,879         490,737
   Cumulative net income........................................     420,258         363,896
   Cumulative dividends.........................................    (467,379)       (405,900)
                                                                  ----------      ----------
         Total stockholders' equity.............................     613,379         553,046
                                                                  ----------      ----------
                                                                  $1,295,558      $1,077,394
                                                                  ==========      ==========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                    (In thousands except per share amounts)

                                                         Three Months Ended   Nine Months Ended
                                                            September 30,       September 30,
                                                         ------------------  ------------------
                                                           1998      1997      1998      1997
                                                         --------  --------  --------  --------
Revenues:
 Minimum rent..........................................  $27,000   $19,876   $ 75,536  $56,623
 Interest and other income.............................    5,613     5,891     17,009   15,986
 Additional rent and additional interest...............    4,012     3,529     11,729   10,187
                                                         -------   -------   --------  -------
                                                          36,625    29,296    104,274   82,796

Expenses:
 Interest and amortization of deferred financing costs.    9,909     7,873     26,745   20,639
 Depreciation and non-cash charges.....................    7,232     4,749     20,035   14,001
 General and administrative............................    1,158       961      3,453    2,774
                                                         -------   -------   --------  -------
                                                          18,299    13,583     50,233   37,414
                                                         -------   -------   --------  -------

Net income before gain on sale of properties...........   18,326    15,713     54,041   45,382
Gain on sale of properties.............................       --       829      2,321      829
                                                         -------   -------   --------  -------
Net income.............................................   18,326    16,542     56,362   46,211
Preferred stock dividends..............................   (1,919)      (43)    (5,758)     (43)
                                                         -------   -------   --------  -------
Net income available to common stockholders............  $16,407   $16,499   $ 50,604  $46,168
                                                         =======   =======   ========  =======

Per share amounts:
 Basic/diluted income from continuing operations
   available to common stockholders....................  $   .37   $   .37   $   1.09  $  1.08
                                                         =======   =======   ========  =======

 Basic/diluted net income available to common
   stockholders........................................  $   .37   $   .39   $   1.15  $  1.10
                                                         =======   =======   ========  =======

 Dividends paid per share..............................  $   .42   $   .39   $   1.26  $  1.17
                                                         =======   =======   ========  =======

Weighted average shares outstanding....................   44,793    41,910     44,108   41,838
                                                         =======   =======   ========  =======

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            1998        1997
                                                          ---------   ---------
Cash flow from operating activities:
    Net income..........................................  $  56,362   $  46,211
    Gain on sale of properties..........................     (2,321)       (829)
    Depreciation and non-cash charges...................     20,035      14,001
    Amortization of deferred financing costs............        692         581
    Net decrease in other assets and liabilities........     14,493       6,951
                                                          ---------   ---------
        Net cash provided by operating activities.......     89,261      66,915

Cash flow from investing activities:
    Acquisition of real estate properties...............   (210,885)   (182,656)
    Disposition of real estate properties...............      5,496       4,827
    Investment in mortgage loans receivable.............    (17,767)    (43,898)
    Principal payments on mortgage loans receivable.....      6,950       1,542
                                                          ---------   ---------
        Net cash used in investing activities...........   (216,206)   (220,185)

Cash flow from financing activities:
    Bank borrowings.....................................    219,600     244,100
    Repayment of bank borrowings........................   (208,800)   (276,400)
    Issuance of senior unsecured debt...................    125,150     165,000
    Issuance of common stock............................     53,062           1
    Issuance of preferred stock.........................         --      97,250
    Dividends paid......................................    (61,479)    (48,957)
    Issuance of notes and bonds.........................      3,981          --
    Principal payments on notes and bonds...............       (301)        (60)
    Other, net..........................................     (1,307)     (1,454)
                                                          ---------   ---------
        Net cash provided by financing activities.......    129,906     179,480
                                                          ---------   ---------

Increase in cash and cash equivalents...................      2,961      26,210
Cash and cash equivalents, beginning of period..........     10,192      11,709
                                                          ---------   ---------

Cash and cash equivalents, end of period................  $  13,153   $  37,919
                                                          =========   =========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1998
                                  (Unaudited)

    (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results for a full year.

    (ii) The Company invests in health care related real estate and, as of September 30, 1998, had investments in 337 facilities located in 33 states. The facilities include 198 skilled nursing facilities, 104 assisted living facilities, 14 continuing care retirement communities, 16 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. The Company's facilities are operated by 60 different operators, including the following publicly traded companies: Alternative Living Services, Inc., American Retirement Corporation, ARV Assisted Living, Inc., Assisted Living Concepts, Inc., Beverly Enterprises, Inc., Extendicare Health Services, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Lexington Healthcare Group, Inc., Mariner Post-Acute Network, Inc., NewCare Health Corporation, Res-Care, Inc., Sun Healthcare Group, Inc. and UNISON HealthCare Corporation. Of the operators of the facilities, only Alternative Living Services, Inc. and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They accounted for 12% and 15%, respectively, of the Company's total revenues for the nine months ended September 30, 1998.

         As of September 30, 1998, the Company had direct ownership of 154 skilled nursing facilities, 96 assisted living facilities, 9 continuing care retirement communities, 16 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. All of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases.

         The Leases have initial terms ranging from 9 to 19 years, and generally the Leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most leases contain provisions such that the total rent cannot decrease from one year to the next. Most Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and Leases covering 176 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

         As of September 30, 1998, the Company held 34 mortgage loans secured by 44 skilled nursing facilities, 8 assisted living facilities and 5 continuing care retirement communities. As of September 30, 1998, the mortgage loans had a net book value of approximately $208,094,000 with individual outstanding balances ranging from approximately $571,000 to $21,500,000 and maturities ranging from 1999 to 2031.

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

                                               Three months ended September 30,
                                                   1998               1997
                                             ----------------   ----------------
                                             Income    Shares   Income    Shares
                                             -------   ------   -------   ------
                                                       (in thousands)
   Income before gain on sale of properties  $18,326            $15,713
   Less: preferred stock dividends             1,919                 43
                                             -------            -------

   Amounts used to calculate Basic EPS        16,407   44,793    15,670   41,910

   Effect of dilutive securities:
      Stock options                               --        7        --       14
      6.25% Convertible debentures                --       --        --       --
                                             -------   ------   -------   ------

   Amounts used to calculate Diluted EPS     $16,407   44,800   $15,670   41,924
                                             =======   ======   =======   ======

                                               Nine months ended September 30,
                                                   1998               1997
                                             ----------------   ----------------
                                             Income    Shares   Income    Shares
                                             -------   ------   -------   ------
                                                       (in thousands)
   Income before gain on sale of properties  $54,041            $45,382
   Less: preferred stock dividends             5,758                 43
                                             -------            -------

   Amounts used to calculate Basic EPS        48,283   44,108    45,339   41,838

   Effect of dilutive securities:
      Stock options                               --        9        --        7
      6.25% Convertible debentures                --       --        --       --
                                             -------   ------   -------   ------

   Amounts used to calculate Diluted EPS     $48,283   44,117   $45,339   41,845
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

   (v) During the nine-month period ended September 30, 1998, the Company acquired 11 skilled nursing facilities, 14 assisted living facilities, 2 continuing care retirement communities and 8 residential care facilities for the elderly in 20 separate transactions for an aggregate investment of approximately $98,582,000. Construction of 10 assisted living facilities, 1 continuing care retirement community and 2 clinics was also completed, in which the Company's total aggregate investment was $82,886,000, $42,771,000 of which was a current year investment included in the new construction financing amount below. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During the nine-month period ended September 30, 1998, the Company provided new construction financing of approximately $107,096,000. The Company also funded approximately $13,239,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company.

         During the nine-month period ended September 30, 1998, the Company provided three mortgage loans, secured by one skilled nursing facility and two assisted living facilities, in an aggregate amount of $11,615,000.

         During the nine months ended September 30, 1998, the Company funded an additional $6,142,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company.

         During the nine-month period ended September 30, 1998, the Company sold two skilled nursing facilities in two separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000.

         During the nine months ended September 30, 1998, two of the Company's mortgage loans matured and were repaid in full in an aggregate principal amount of approximately $5,382,000.

         During the nine-month period ended September 30, 1998, the Company issued $125,150,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 6.89% and have a weighted average maturity of 16.2 years.

   (vi) On April 29, 1998, the Company issued 1,048,128 shares of common stock resulting in aggregate proceeds, net of the underwriter's fee, of approximately $23,214,000 before expenses related to the offering.

         On September 25, 1998, the Company issued 1,500,000 shares of common stock resulting in aggregate proceeds, net of the underwriter's fee, of approximately $30,000,000 before expenses related to the offering.

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

         EITF Issue No. 97-11 Accounting for Internal Costs Relating to Real Estate Property Acquisitions released by the Emerging Issues Task Force of the Financial Accounting Standards Board which prohibits the capitalization of internal costs related to the acquisition of operating property was issued during the first quarter of 1998. The impact of this pronouncement is immaterial to the Company's financial statements.

         EITF Issue 98-9 Accounting for Contingent Rent in Interim Financial Periods released by the Emerging Issues Task Force of the Financial Accounting Standards Board requires lessors to defer recognition of contingent rental income in interim periods until the specific target that triggers the contingent rental income is achieved. Under most of the Company's Leases the specific targets that trigger contingent rental income are met either monthly or quarterly and, therefore, EITF Issue 98-9 would not impact the Company's quarterly accounting for those Leases. The impact of the deferral of rental income recognition related to the Company's Leases under which the specific targets are annual is not material to the Company's financial condition or results of operations.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1998

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

Operating Results

  Nine Months 1998 Compared to Nine Months 1997

  Revenues for the nine months ended September 30, 1998 increased $21,478,000 or 26% over the same period in 1997. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

  Total expenses for the nine-month period ended September 30, 1998 increased $12,819,000 or 34% over the same period in 1997. The increase is due to increased interest expense as a result of the issuance of fixed rate medium-term notes during the last twelve months and to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

  In addition, during the nine months ended September 30, 1998, the Company recognized a gain of approximately $2,321,000 from the sale of two skilled nursing facilities.


  Third Quarter 1998 Compared to Third Quarter 1997

  Revenues for the three months ended September 30, 1998 increased $7,329,000 or 25% over the same period in 1997. The increase is due to increased minimum rent and interest income resulting from additional investments in real estate properties and mortgage loans receivable during the last twelve months, partially offset by the payoff of certain mortgage loans during the same period. The increase was also attributable to increased additional rent and additional interest earned under the Company's existing leases and mortgage loans receivable based on increases in the facility revenues and the Consumer Price Index.

  Total expenses for the three-month period ended September 30, 1998 increased $4,716,000 or 35% over the same period in 1997. The increase is primarily due to increased interest expense as a result of the issuance of fixed rate medium-term notes during the last twelve months and to increased depreciation in connection with the acquisition of additional facilities during the last twelve months.

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

     EITF Issue 98-9 Accounting for Contingent Rent in Interim Financial Periods released by the Emerging Issues Task Force of the Financial Accounting Standards Board requires lessors to defer recognition of contingent rental income in interim periods until the specific target that triggers the contingent rental income is achieved. Under most of the Company's Leases the specific targets that trigger contingent rental income are met either monthly or quarterly and, therefore, EITF Issue 98-9 would not impact the Company's quarterly accounting for those Leases. The impact of the deferral of rental income recognition related to the Company's Leases under which the specific targets are annual is not material to the Company's financial condition or results of operations.


Liquidity and Capital Resources

     During the nine-month period ended September 30, 1998, the Company acquired 11 skilled nursing facilities, 14 assisted living facilities, 2 continuing care retirement communities and 8 residential care facilities for the elderly in 20 separate transactions for an aggregate investment of approximately $98,582,000. Construction of 10 assisted living facilities, 1 continuing care retirement community and 2 clinics was also completed, in which the Company's total aggregate investment was $82,886,000, $42,771,000 of which was a current year investment included in the new construction financing amount below. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During the nine-month period ended September 30, 1998, the Company provided new construction financing of approximately $107,096,000. The Company also funded approximately $13,239,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company. The acquisitions, construction advances and capital improvement advances were funded by borrowings on the Company's bank line of credit, approximately $4,137,000 of debt assumption, the issuance of $3,981,000 of debt, the issuance of 201,190 shares of the Company's common stock and by cash on hand.

     During the nine-month period ended September 30, 1998, the Company provided three mortgage loans secured by one skilled nursing facility and two assisted living facilities in an aggregate amount of $11,615,000. The mortgage loans were funded by borrowings on the Company's bank line of credit and by cash on hand.

     During the nine months ended September 30, 1998, the Company funded an additional $6,142,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company. The additional amounts funded were financed by borrowings on the Company's bank line of credit and by cash on hand.

     During the nine-month period ended September 30, 1998, the Company sold two skilled nursing facilities in two separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000. The proceeds of the sales were used to repay borrowings on the Company's bank line of credit.

     During the nine months ended September 30, 1998, two of the Company's mortgage loans matured and were repaid in full in an aggregate principal amount of approximately $5,382,000. The proceeds were used to repay borrowings on the Company's bank line of credit.

     During the nine months ended September 30, 1998, the Company issued $125,150,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 6.89% and have a weighted average maturity of 16.2 years. The proceeds were used to repay borrowings on the Company's bank line of credit.

     At September 30, 1998, the Company had $69,600,000 available under its $100,000,000 bank line of credit. The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue
(a) up to $119,850,000 in aggregate principal amount of medium term notes and
(b) up to approximately $208,622,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

     On April 29, 1998, the Company issued 1,048,128 shares of common stock resulting in aggregate proceeds, net of the underwriter's fee, of approximately $23,214,000 before expenses related to the offering. The net proceeds were used to repay borrowings under the Company's bank line of credit.

     On September 25, 1998, the Company issued 1,500,000 shares of common stock resulting in aggregate proceeds, net of the underwriter's fee, of approximately $30,000,000 before expenses related to the offering. The net proceeds were used to repay borrowings under the Company's bank line of credit.

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

                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

               3.1  Amended and Restated Bylaws of the Company

              27.   Financial Data Schedule

         (b)  Reports on Form 8-K

              None.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 16, 1998



                             NATIONWIDE HEALTH PROPERTIES, INC.


                             By          /s/ MARK L. DESMOND
                                ----------------------------------------
                                             Mark L. Desmond
                             Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer)