Form 10-Q/A
period 1998-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1999-01-13
CIK 780053

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                  FORM 10-Q/A

                              September 30, 1998

                              Amendment to Item 2
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     The Company hereby amends its Form 10-Q for the quarter ended September 30, 1998 dated and filed with the Securities and Exchange Commission on October 16, 1998 by adding the following risk factor in connection with the Company's Year 2000 readiness disclosure:

     ", disruptions caused by the failure of the Company or its vendors, lessees and borrowers to resolve any Year 2000 Issues affecting their respective operations,"

and adding the following Year 2000 readiness disclosure:


     Year 2000 Readiness Disclosure

          All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

          The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00," the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations.

               The Company is reviewing the risks of the Year 2000 Issue with regard to the Company's own internal operations, information systems and software applications and the impact on the Company of its outside vendors', lessees' and borrowers' ability to operate. The Company believes its own internal operations, information systems and software applications are likely to be compliant or will be compliant by mid-1999 based upon reasonable assurance by vendors and the Company's computer consultant. The cost to remediate the Year 2000 Issues with regard to the Company's internal operations, information systems and software applications is not believed to be material.

               The Company's vendors that provide banking, communications and payroll and the Company's lessees and borrowers will also likely be affected by the Year 2000 Issue. If the Company's vendors, lessees and borrowers are not Year 2000 compliant, or if they face disruptions in their operations or cash flows due to Year 2000 Issues, the Company could face significant temporary disruptions in rent and mortgage payments and, therefore, cash flows after that date.

          The Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collection reimbursement for health care services provided. Furthermore, the Company's lessees and borrowers are dependent on a variety of third parties, including, but not limited to, Medicare and Medicaid programs, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is currently reviewing publicly filed information of its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. Beginning in 1999 the Company plans to send questionnaires to and/or contact its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. The Company plans to complete the assessment by mid 1999. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees, borrowers and vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's lessees, borrowers and vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues.

          The Company will also have risks associated with Year 2000 Issues in non-information technology areas as it relates to owned properties. There is a risk that embedded chips in elevators, security systems, electrical systems and similar technology-driven devices may stop functioning due to year 2000 Issues. Substantially all of the Company's owned properties are leased under triple-net leases and as such, the cost to remediate any of these items will be paid by the lessees.

          Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its internal operations, information systems and software applications will not be material. However, there can be no assurance that the Year 2000 Issues of its vendors, lessees, borrowers and third parties upon which they are dependent will not have a material impact on the future operations and/or financial results of the Company.

     Readers are cautioned that most of the statements contained in the "Year 2000 Readiness Disclosure" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "STATEMENT REGARDING FORWARD LOOKING DISCLOSURE" set forth above.

Item 2 as amended and restated in its entirety is attached hereto. Unless otherwise stated, information in the originally filed Form 10-Q is presented as of the original filing date, and has not been updated in this amended filing.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1998

Statement Regarding Forward Looking Disclosure

  Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may," "will," "expect," "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the health industry, the amount of any additional investments, access to capital markets, disruptions caused by the failure of the Company or its vendors, lessees and borrowers to resolve any Year 2000 issues affecting their respective operations, and changes in the ratings of the Company's debt securities or preferred stock.

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

Year 2000 Readiness Disclosure

     All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

     The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00," the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations.

     The Company is reviewing the risks of the Year 2000 Issue with regard to the Company's own internal operations, information systems and software applications and the impact on the Company of its outside vendors', lessees' and borrowers' ability to operate. The Company believes its own internal operations, information systems and software applications are likely to be compliant or will be compliant by mid-1999 based upon reasonable assurance by vendors and the Company's computer consultant. The cost to remediate the Year 2000 Issues with regard to the Company's internal operations, information systems and software applications is not believed to be material.

     The Company's vendors that provide banking, communications and payroll and the Company's lessees and borrowers will also likely be affected by the Year 2000 Issue. If the Company's vendors, lessees and borrowers are not Year 2000 compliant, or if they face disruptions in their operations or cash flows due to Year 2000 Issues, the Company could face significant temporary disruptions in rent and mortgage payments and, therefore, cash flows after that date.

     The Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collection reimbursement for health care services provided. Furthermore, the Company's lessees and borrowers are dependent on a variety of third parties, including, but not limited to, Medicare and Medicaid programs, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is currently reviewing publicly filed information of its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. Beginning in 1999 the Company plans to send questionnaires to and/or contact its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. The Company plans to complete the assessment by mid 1999. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees, borrowers and vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's lessees, borrowers and vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues.

     The Company will also have risks associated with Year 2000 Issues in non-information technology areas as it relates to owned properties. There is a risk that embedded chips in elevators, security systems, electrical systems and similar technology-driven devices may stop functioning due to year 2000 Issues. Substantially all of the Company's owned properties are leased under triple-net leases and as such, the cost to remediate any of these items will be paid by the lessees.

     Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its internal operations, information systems and software applications will not be material. However, there can be no assurance that the Year 2000 Issues of its vendors, lessees, borrowers and third parties upon which they are dependent will not have a material impact on the future operations and/or financial results of the Company.

Readers are cautioned that most of the statements contained in the "Year 2000 Readiness Disclosure" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "STATEMENT REGARDING FORWARD LOOKING DISCLOSURE" set forth above.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 13, 1999



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