Form 10-K
period 1998-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1999-03-08
CIK 780053

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

                  For the fiscal year ended December 31, 1998

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

      Registrant's telephone number, including area code: (949) 718-4400
          Securities registered pursuant to Section 12(b) of the Act:

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $824,999,000 as of February 28, 1999.

                                  46,216,484
    (Number of shares of common stock outstanding as of February 28, 1999)

  Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

  Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985 (the "Company"), is a real estate investment trust ("REIT") which invests primarily in health care related facilities and provides financing to health care providers. As of December 31, 1998, the Company had investments in 346 facilities located in 34 states and operated by 59 healthcare providers. The facilities include 203 skilled nursing facilities, 107 assisted living facilities, 14 continuing care retirement communities, 17 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics.

  As of December 31, 1998, the Company had direct ownership of 161 skilled nursing facilities, 99 assisted living facilities, 9 continuing care retirement communities, 17 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics (the "Properties"). Substantially all of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases, to 45 healthcare providers (the "Lessees") including Alternative Living Services, American Retirement Corporation, ARV Assisted Living, Inc., Assisted Living Concepts, Inc., Beverly Enterprises, Inc. ("Beverly"), Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Lexington Healthcare Group, Inc., Mariner Post-Acute Network, Newcare Health Corporation and Sun Healthcare Group, Inc. Of the Lessees, only Beverly and Alternative Living Services are expected to account for more than 10% of the Company's revenues in 1999.

  The Leases have initial terms ranging from 9 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most Leases contain provisions such that the total rent cannot decrease from one year to the next. Most Leases contain cross collateralization and cross default provisions tied to other Leases with the same Lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and leases covering 194 facilities are backed by irrevocable letters of credit or security deposits that cover 2 to 12 months of monthly minimum rents. Under the terms of the Leases, the Lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of December 31, 1998, the Company held 33 mortgage loans secured by 42 skilled nursing facilities, 8 assisted living facilities, and 5 continuing care retirement communities. Such loans had an aggregate outstanding principal balance of approximately $214,765,000 and a net book value of approximately $206,613,000 at December 31, 1998. The mortgage loans have individual outstanding balances ranging from approximately $541,000 to $21,500,000 and have maturities ranging from 2003 to 2025.

  During 1998, the Company acquired 17 skilled nursing facilities, 16 assisted living facilities, 2 continuing care retirement communities and 9 residential care facilities for the elderly in 26 separate transactions for an aggregate investment of approximately $123,840,000. The Company also completed the construction of 1 skilled nursing facility, 11 assisted living facilities, 1 continuing care retirement community and 2 clinics, in which the Company's total aggregate investment was $103,155,000. Additionally, the Company provided 3 mortgage loans, secured by 1 skilled nursing facility and 2 assisted living facilities in the aggregate amount of $11,615,000.

  The Company anticipates providing lease or mortgage financing for healthcare facilities to qualified operators and acquiring additional healthcare related facilities, including skilled nursing facilities, assisted living facilities, acute care hospitals and medical office buildings. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness.

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

Properties

  Of the 346 facilities in which the Company has investments, the Company has direct ownership of 161 skilled nursing facilities, 99 assisted living facilities, 9 continuing care retirement communities, 17 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. Substantially all of the properties are leased to other parties under terms which require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

Skilled Nursing Facilities

  Skilled nursing facilities provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high-technology, care-intensive, high-cost setting of an acute-care or rehabilitative hospital. Treatment programs include physical, occupational, speech, respiratory and other therapeutic programs, including sub-acute clinical protocols such as wound care and intravenous drug treatment.

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

  The following table sets forth certain information regarding the Company's owned facilities as of December 31, 1998.

                                           Number             Annual     1998
                               Number of  of Beds/            Minimum Additional
Facility Location              Facilities Units(1) Investment Rent(2)  Rent(2)
-----------------              ---------- -------- ---------- ------- ----------
                                            (Dollars in Thousands)
Skilled Nursing Facilities:
  Arizona.....................      1         130   $  3,540  $   481  $   122
  Arkansas....................     10       1,220     39,972    3,601      295
  California..................      8         963     26,481    3,228      926
  Connecticut.................      3         359      7,864      783      177
  Florida.....................      9       1,293     29,476    3,064      971
  Georgia.....................      1         163      7,343      867      --
  Idaho.......................      1          64        792       81       38
  Illinois....................      2         224      5,549      701      196
  Indiana.....................     11       1,244     36,070    4,228      826
  Kansas......................     10         732     13,978    1,415      185
  Maryland....................      4         749     22,057    2,634    1,426
  Massachusetts...............     17       1,820     68,299    7,074      557
  Minnesota...................     10       1,242     37,690    4,392    1,020
  Mississippi.................      1         120      4,267      388      --
  Missouri....................      1         108      2,740      337      153
  Nevada......................      1         140      4,034      480      105
  New Jersey..................      1         180      6,809      749      206
  North Carolina..............      1         150      2,360      294      204
  Ohio........................      6         811     29,551    3,304      167
  Oklahoma....................      3         253      3,939      404      154
  Oregon......................      4         326      6,760      833      219
  Tennessee...................     10       1,120     35,491    3,631      369
  Texas.......................     26       2,953     57,801    6,155    1,793
  Virginia....................      4         605     18,568    2,291      867
  Washington..................      7         717     29,463    3,037      315
  Wisconsin...................      9         936     21,169    2,301    1,024
                                  ---      ------   --------  -------  -------
    Subtotals.................    161      18,622    522,063   56,753   12,315
                                  ---      ------   --------  -------  -------
Assisted Living Facilities:
  Alabama.....................      2         166      5,952      515        7
  Arizona.....................      2         142      7,868      743        9
  Arkansas....................      1          28      1,660      144      --
  California..................     13       1,622     78,830    8,164      771
  Colorado....................      4         419     21,777    2,143       31
  Florida.....................     18       1,135     65,241    6,266      190
  Idaho.......................      1         158     11,800    1,175       19
  Illinois....................      1         178     11,077    1,037      --
  Indiana.....................      1          50      4,648      458      --
  Kansas......................      4         231     13,470    1,196        4
  Kentucky....................      1          44      2,654      273      --
  Massachusetts...............      2         185     17,297    1,544      --
  Michigan....................      1         144      7,305      817      109

                                        Number              Annual      1998
                            Number of  of Beds/             Minimum  Additional
Facility Location           Facilities Units(1) Investment  Rent(2)   Rent(2)
-----------------           ---------- -------- ---------- --------- ----------
                                          (Dollars in Thousands)
  Missouri................       1          31  $    2,529 $     222  $    --
  Nevada..................       2         155      13,616     1,254       --
  New Jersey..............       1          52       4,085       353       --
  North Carolina..........       1          42       2,916       257         2
  Ohio....................      10         553      29,486     2,772        51
  Oklahoma................       3         188       8,100       771        33
  Oregon..................       6         536      28,831     2,851        29
  South Carolina..........       4         162      11,038       943         2
  Tennessee...............       2          98       8,270       766         7
  Texas...................      12         601      37,545     3,432        55
  Washington..............       4         341      22,927     2,347        27
  Wisconsin...............       2         422      29,062     1,922        46
                               ---      ------  ---------- ---------  --------
    Subtotals.............      99       7,683     447,984    42,365     1,392
                               ---      ------  ---------- ---------  --------
Continuing Care Retirement
 Communities:
  California..............       1         279      12,173     1,184       197
  Colorado................       1         119       3,116       307        26
  Georgia.................       1         187      11,492       809       --
  Kansas..................       1         199      13,201     1,267         8
  Massachusetts...........       1         168      11,744       561       --
  Texas...................       2         550      35,541     3,161        19
  Wisconsin...............       2         942      64,351     5,844        89
                               ---      ------  ---------- ---------  --------
    Subtotals.............       9       2,444     151,618    13,133       339
                               ---      ------  ---------- ---------  --------
Residential Care
 Facilities for the
 Elderly:
  California..............      17         102       5,575       606         1
                               ---      ------  ---------- ---------  --------
Rehabilitation Hospitals:
  Arizona.................       2         116      16,826     1,770       446
                               ---      ------  ---------- ---------  --------
Medical Clinics:
  Alabama.................       1         --        2,431       --          5
  Texas...................       2         --        6,493       --        --
                               ---      ------  ---------- ---------  --------
    Subtotals.............       3         --        8,924       --          5
                               ---      ------  ---------- ---------  --------
Construction in Progress..     --          --       90,398       --        --
                               ---      ------  ---------- ---------  --------
Total All Owned
 Facilities...............     291      28,967  $1,243,388 $ 114,627  $ 14,498
                               ===      ======  ========== =========  ========

--------
(1) Assisted living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.

(2) Annual Minimum Rent (as defined in the Leases) for each of the Company's owned properties. Additional rent, generally contingent upon increases in the facility net patient revenues in excess of a base amount or increases in the Consumer Price Index, may also be paid. The 1998 additional rent amounts reflect additional rent accrued in 1998.

  As of December 31, 1998, 48 of the Company's 291 owned facilities were being leased to and operated by subsidiaries of Beverly. Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 27 properties operated by such parties. For additional financial information regarding Beverly, see Appendix 1 attached as part of this Annual Report on Form 10-K.

  As of December 31, 1998, 54 of the owned facilities are leased to and operated by subsidiaries of Alternative Living Services, Inc.

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

Regulation

  Payments for health care services provided by the operators of the Company's facilities are received principally from four sources: private funds; Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to nursing facilities and the amount of additional rents payable to the Company under the Leases. Effective for cost reporting years beginning after July 1, 1998, the payment methodology for nursing homes under the Medicare program has been changed. Under the new methodology, Medicare will reimburse nursing home operators for nursing care, ancillary services and capital costs at a flat per diem rate. In the past, a cost-based system of reimbursement was used. This new reimbursement methodology is being phased in over four years. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients. Any changes in reimbursement levels could have an adverse impact on the revenues of the operators of the Company's facilities, which could in turn adversely impact their abilities to make their monthly lease or debt payments to the Company.

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

Executive Officers of the Company

  The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer of the Company is appointed by its Board of Directors, serves at the pleasure of the Board and holds office until a successor is elected, or until the earliest of death, resignation or removal. There is no "family relationship" between any of the named executive officers and/or any director of the Company. All information is given as of February 28, 1999.

      Name                                     Position                      Age
      ----                                     --------                      ---
   R. Bruce Andrews......  President and Chief Executive Officer              58
   Mark L. Desmond.......  Senior Vice President and Chief Financial Officer  40
   T. Andrew Stokes......  Senior Vice President of Corporate Development     51
   Steven J. Insoft......  Vice President of Development                      35
   John J. Sheehan, Jr...  Vice President of Development                      41
   Gary E. Stark.........  Vice President and General Counsel                 43

  R. Bruce Andrews--President and Chief Executive Officer of the Company since September 1989 and a director of the Company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. From 1986 through 1989, Mr. Andrews was engaged in various private investments. Mr. Andrews is also a director of CenterTrust Retail Properties, Inc.

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

Employees

  As of February 28, 1999, the Company employed fourteen full-time employees.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder
Matters.

  The Company's common stock is listed on the New York Stock Exchange. It has been the Company's policy to declare quarterly dividends to holders of the Company's common stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of the Company's common stock from January 1, 1997 to December 31, 1998 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods.

                                                       High      Low    Dividend
                                                     --------- -------- --------
   1998
     First quarter.................................. $26 15/16 $24 1/4    $.42
     Second quarter.................................  25 7/8    23 3/16    .42
     Third quarter..................................  25 3/8    19 3/8     .42
     Fourth quarter.................................  23 1/4    20         .42
   1997
     First quarter.................................. $23 3/8   $21 1/4    $.39
     Second quarter.................................  23 1/2    19 7/8     .39
     Third quarter..................................  24 3/4    22 1/16    .39
     Fourth quarter.................................  25 7/8    21 3/16    .39

  As of February 28, 1999 there were approximately 1,500 holders of record of the Company's common stock.

Item 6. Selected Financial Data.

  The following table presents selected financial data with respect to the Company. Certain of this financial data has been derived from the Company's audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Reference is made to Note 4 of Notes to Consolidated Financial Statements for information regarding the Company's acquisitions.

                                       Years ended December 31,
                           ----------------------------------------------------
                              1998        1997       1996      1995      1994
                           ----------  ----------  --------  --------  --------
                                (In thousands, except per share data)
Operating Data:
Total revenues...........  $  142,584  $  115,705  $ 95,776  $ 81,039  $ 69,985
Income from operations...      67,427      62,988    54,944    49,382    44,813
Gain on sale of
 facilities..............       2,321         829       --        989       --
Net income...............      69,748      63,817    54,944    50,371    44,813
Preferred stock
 dividends...............      (7,677)     (1,962)      --        --        --
Net income available to
 common stockholders.....      62,071      61,855    54,944    50,371    44,813
Dividends paid on common
 stock...................      75,128      65,734    59,581    53,182    47,751

Per Share Data:
Basic/diluted income from
 continuing operations
 available to common
 stockholders (1)........  $     1.34  $     1.45  $   1.36  $   1.30  $   1.23
Basic/diluted net income
 available to common
 stockholders............        1.39        1.47      1.36      1.33      1.23
Dividends paid on common
 stock...................        1.68        1.56      1.48      1.41      1.31

Balance Sheet Data
Investments in real
 estate, net.............  $1,316,685  $1,053,273  $722,506  $652,231  $501,862
Total assets.............   1,357,303   1,077,394   744,984   670,111   513,809
Senior unsecured notes
 due 2000-2038...........     545,150     355,000   190,000   100,000       --
Bank borrowings..........      42,000      19,600    32,300    93,900    80,200
Convertible debentures...      57,431      64,512    64,920    65,000    67,690
Notes and bonds payable..      64,623      58,297     9,229    23,364    20,520
Stockholders' equity.....     605,558     553,046   428,588   371,822   336,106

Other Data:
Net cash provided by
 operating activities....  $  106,067  $   86,010  $ 74,129  $ 66,972  $ 56,756
Net cash used in
 investing activities....    (282,968)   (267,302)  (85,034) (151,476)  (83,185)
Net cash provided by
 financing activities....     182,891     179,775    14,677    88,699    26,544
Funds from operations
 available to common
 stockholders (2)........      92,726      80,851    71,667    63,267    57,057
Weighted average shares
 outstanding.............      44,637      42,164    40,373    37,808    36,356

--------
(1) For per share purposes, income from continuing operations is defined as income before the effect of any gains or losses on sales of properties.
(2) Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. The Company therefore discloses funds from operations, although it is a measurement that is not defined by generally accepted accounting principles. The Company uses the NAREIT measure of funds from operations, which is generally defined as income before extraordinary items plus certain non-cash items, primarily real estate depreciation, less gains on sales of facilities. The NAREIT measure may not be comparable to similarly titled measures used by other REITs. Consequently, the Company's funds from operations may not provide a meaningful measure of the Company's performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward Looking Disclosure

  Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the healthcare industry, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities.

Operating Results

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Minimum rent increased $24,618,000 or 31% in 1998 as compared to 1997. The increase was primarily due to minimum rent resulting from investments in 57 net additional leased facilities in 1998, combined with a full year of revenues earned by investments in additional facilities in 1997. Interest and other income increased by $405,000 or 2% in 1998 as compared to 1997. The increase was primarily due to the increase in mortgage loans during 1998. Additional rent and additional interest increased by $1,856,000 or 14% in 1998 as compared to 1997. The increase was attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

  Interest and amortization of deferred financing costs increased $8,632,000 or 30% in 1998 as compared to 1997. The increase was primarily due to the issuance of $190,150,000 in medium-term notes during 1998 and a full year of interest expense related to the issuance of $165,000,000 of medium-term notes in 1997. Depreciation and non-cash charges increased $8,151,000 or 41% in 1998 as compared to 1997. The increase was attributable to increased depreciation due to the acquisition of additional facilities in 1998 and a full year of depreciation related to facilities acquired in 1997. General and administrative costs increased $657,000 or 16% in 1998 as compared to 1997. The increase was due in part to adding two additional employees, increased wages and increases in other general expenses. The impairment of long-lived assets was due to recording a provision of $5,000,000 as a reduction in the carrying amount of the Company's investment in three medical clinics that were leased to a company that has declared bankruptcy.

  The Company expects increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects increased additional rent and additional interest because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased; although, there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

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

  Total expenses increased $11,885,000 or 29% in 1997 as compared to 1996. The increase was primarily due to an increase in interest expense due to the issuance of $165,000,000 in medium-term notes during 1997 and the issuance of $90,000,000 in medium-term notes in 1996. The increase in total expenses was also attributable to increased depreciation due to the acquisition of additional facilities in 1997 and 1996.

Liquidity and Capital Resources

  During 1998, the Company acquired 17 skilled nursing facilities, 16 assisted living facilities, 2 continuing care retirement communities and 9 residential care facilities for the elderly in 26 separate transactions for an aggregate investment of approximately $123,840,000. During 1998, the Company provided new construction financing of approximately $143,853,000. Construction of 1 skilled nursing facility, 11 assisted living facilities, 1 continuing care retirement community and 2 clinics was completed in 1998, in which the Company's total aggregate investment was $103,155,000; $57,179,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. The Company also funded approximately $19,715,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities. The acquisitions, construction advances and capital improvements were funded by bank borrowings on the Company's bank line of credit and cash on hand. The acquisitions were also funded by approximately $4,137,000 of debt assumption and the issuance of 201,190 shares of the Company's common stock.

  During 1998, the Company provided 3 mortgage loans secured by 1 skilled nursing facility and 2 assisted living facilities in the aggregate amount of $11,615,000. Such mortgages were funded by bank borrowings on the Company's bank line of credit and cash on hand. In addition, the Company funded an additional $7,096,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company on these loans. The additional amounts funded were financed by borrowings on the Company's bank line of credit and by cash on hand.

  During 1998, the Company sold 2 skilled nursing facilities in 2 separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000. The proceeds of the sales were used to repay borrowings on the Company's bank line of credit.

  During 1998, 2 of the Company's mortgage loans, each secured by a skilled nursing facility, matured and were repaid in full in an aggregate principal amount of approximately $5,382,000. During the same period, another mortgage loan with a principal balance of approximately $2,150,000, secured by two skilled nursing facilities, was also repaid in full. The proceeds were used to repay borrowings on the Company's bank line of credit.

  During 1998, the Company issued $190,150,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average interest rate of 7.2% and have a weighted average maturity of 18.2 years. The proceeds were used to repay borrowings on the Company's bank line of credit.

  At December 31, 1998, the Company had $58,000,000 available under its $100,000,000 bank line of credit. The Company also had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $54,850,000 in aggregate principal amount of medium-term notes and (b) up to $178,247,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit, for the financing of additional investments and for general corporate purposes.

  On April 29, 1998, the Company issued 1,048,128 shares of common stock resulting in aggregate net proceeds of approximately $23,214,000 before expenses related to the offering. On September 25, 1998, the Company issued 1,500,000 shares of common stock resulting in aggregate net proceeds of approximately

$30,000,000 before expenses related to the offering. The net proceeds from the offerings were used to repay borrowings under the Company's bank line of credit.

   At December 31, 1998, the Company had $57,431,000 of convertible debentures due January 1, 1999 outstanding. Subsequent to year end, $8,000 of such debentures were converted into 356 shares of common stock and the remaining debentures, totaling $57,423,000, were repaid. The repayment was funded by bank borrowings on the Company's bank line of credit and cash on hand.

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

  The Year 2000 issue (the "Year 2000 Issue") in computers arises from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00," the computer may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which would cause disruptions of operations.

  The Company is reviewing the risks of the Year 2000 Issue with regard to the Company's own internal operations, information systems and software applications and the impact on the Company of its outside vendors', lessees' and borrowers' ability to operate. The Company believes its own internal operations, information systems and software applications are likely to be compliant or will be compliant by mid-1999 based upon reasonable assurance by vendors and the Company's information systems consultant. The Company's computer information system currently consists of 16 personal computers and 1 network server. The Company anticipates replacing its entire computer system during the first half of 1999 to enable it to upgrade its accounting software unrelated to the Year 2000 Issue. The cost to remediate the Year 2000 Issues with regard to the Company's internal operations, information systems and software applications is not believed to be material.

  The Company's vendors that provide banking, communications and payroll services and the Company's lessees and borrowers will also likely be affected by the Year 2000 Issue. If the Company's vendors, lessees and borrowers are not Year 2000 compliant, or if they face disruptions in their operations or cash flows due to Year 2000 Issues, the Company could face significant temporary disruptions in rent and mortgage payments and, therefore, cash flows after that date.

  The Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collection of reimbursement for health care services provided. Furthermore, the Company's lessees and borrowers likewise are dependent on a variety of third parties, including, but not limited to, Medicare and Medicaid programs, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services, and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is currently reviewing publicly filed information of its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. In January of 1999, the Company began sending questionnaires to and/or contacting its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. The Company plans to complete the assessment by mid-1999. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees, borrowers and vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's lessees, borrowers and vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues.

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

Impact of New Accounting Pronouncements

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income in 1998. This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. There are no differences between the Company's net income, as reported, and comprehensive income, as defined, for the periods presented, or as of December 31, 1998.

  The Company has also adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information in 1998. The Company believes it operates in only one business segment.

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

Market Risk Exposure

  The Company is exposed to market risks related to fluctuations in interest rates on its mortgage loans receivable and debt. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 31, 1998. Readers are cautioned that many of the statements contained in the "Market Risk Exposure" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

  The Company provides mortgage loans to operators of healthcare facilities as part of its normal operations. The majority of the loans have fixed rates. Four of the mortgage loans have adjustable rates, however, the rates adjust only once or twice over the loan lives and the minimum adjusted rate is equal to the current rate. Therefore, all mortgage loans receivable are treated as fixed rate notes in the table and analysis below.

  The Company utilizes debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, the Company has made short-term borrowings on its bank line of credit to fund its acquisitions until market conditions were appropriate, based on management's judgment, to issue stock or fixed rate debt to provide long-term financing. The Company holds variable rate debt in the form of housing revenue bonds, which were assumed in connection with certain healthcare facility acquisitions because of the favorable interest rates, which in turn provided favorable lease rates to the sellers/lessees. Pursuant to the associated lease arrangements, increases or decreases in the interest rates on the housing revenue bonds would be substantially offset by increases or decreases in the associated rent received by the Company on the properties securing this debt. Therefore, there is substantially no market risk associated with the Company's variable rate debt.

  For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. The Company generally cannot prepay fixed rate debt prior to maturity, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $544,000.

  The table below details the principal amount and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates. Certain of the mortgage loans receivable and certain items in the various categories of debt, excluding the convertible debentures, require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

                                                      Maturity Date
                          ----------------------------------------------------------------------------
                           1999     2000     2001     2002     2003    Thereafter  Total    Fair Value
                          -------  -------  -------  -------  -------  ---------- --------  ----------
                                                  (Dollars in thousands)
Assets
Mortgage loans
 receivable.............      --       --       --       --   $ 2,759   $203,854  $206,613   $212,448
 Average interest rate..      --       --       --       --     10.15%     10.27%    10.27%
Liabilities
Debt
 Fixed rate.............      --   $30,000  $78,150  $50,000  $66,000   $373,270  $597,420   $582,408
  Average interest
   rate.................      --      7.43%    6.89%    7.35%    7.49%      7.32%     7.29%
 Variable rate..........      --       --       --       --       --    $ 12,353  $ 12,353   $ 12,353
  Average interest
   rate.................      --       --       --       --       --        4.23%     4.23%
 Bank borrowings........      --       --   $42,000      --       --         --   $ 42,000   $ 42,005
  Average interest
   rate.................      --       --      7.05%     --       --         --       7.05%
 Convertible
  debentures............  $57,431      --       --       --       --         --   $ 57,431   $ 57,431
  Average interest
   rate.................     6.25%     --       --       --       --         --       6.25%

  The Company does not believe that the future market rate risks related to the above securities will have a material impact on the Company or the results of its future operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  See Item 7 for details.

Item 8. Financial Statements and Supplementary Data.

   Report of Independent Public Accountants.................................  15
   Consolidated Balance Sheets..............................................  16
   Consolidated Statements of Operations....................................  17
   Consolidated Statements of Stockholders' Equity..........................  18
   Consolidated Statements of Cash Flows....................................  19
   Notes to Consolidated Financial Statements...............................  20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of
 Nationwide Health Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP

Orange County, California
January 22, 1999

                       NATIONWIDE HEALTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
                                                           (In thousands)
                                   ASSETS
Investments in real estate
  Real estate properties:
    Land............................................... $  148,388  $  120,236
    Buildings and improvements.........................  1,024,637     809,217
    Construction in progress...........................     70,363      31,078
                                                        ----------  ----------
                                                         1,243,388     960,531
    Less accumulated depreciation......................   (133,316)   (107,077)
                                                        ----------  ----------
                                                         1,110,072     853,454
  Mortgage loans receivable, net.......................    206,613     199,819
                                                        ----------  ----------
                                                         1,316,685   1,053,273
Cash and cash equivalents..............................     16,182      10,192
Receivables............................................      6,712       4,362
Other assets...........................................     17,724       9,567
                                                        ----------  ----------
                                                        $1,357,303  $1,077,394
                                                        ==========  ==========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Bank borrowings........................................  $  42,000  $   19,600
Senior notes due 2000-2038.............................    545,150     355,000
Convertible debentures.................................     57,431      64,512
Notes and bonds payable................................     64,623      58,297
Accounts payable and accrued liabilities...............     42,541      26,939
Commitments and contingencies
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; issued and outstanding: 1,000,000 as of
   December 31, 1998 and 1997; stated at liquidation
   preference of $100 per share........................    100,000     100,000
  Common stock $.10 par value; 100,000,000 shares
   authorized; issued and outstanding: 46,206,128 and
   43,128,889 as of December 31, 1998 and 1997,
   respectively........................................      4,621       4,313
Capital in excess of par value.........................    555,998     490,737
Cumulative net income..................................    433,644     363,896
Cumulative dividends...................................   (488,705)   (405,900)
                                                        ----------  ----------
Total stockholders' equity.............................    605,558     553,046
                                                        ----------  ----------
                                                        $1,357,303  $1,077,394
                                                        ==========  ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)

                                                     Years ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
Revenues:
  Minimum rent...................................... $104,205  $79,587  $66,536
  Interest and other income.........................   22,859   22,454   17,104
  Additional rent and additional interest...........   15,520   13,664   12,136
                                                     --------  -------  -------
                                                      142,584  115,705   95,776
                                                     --------  -------  -------
Expenses:
  Interest and amortization of deferred financing
   costs............................................   37,531   28,899   20,797
  Depreciation and non-cash charges.................   27,976   19,825   16,723
  General and administrative........................    4,650    3,993    3,312
  Impairment of long-lived assets...................    5,000      --       --
                                                     --------  -------  -------
                                                       75,157   52,717   40,832
                                                     --------  -------  -------
Income before gain on sale of facilities............   67,427   62,988   54,944
Gain on sale of facilities..........................    2,321      829      --
                                                     --------  -------  -------
Net income..........................................   69,748   63,817   54,944
Preferred stock dividends...........................   (7,677)  (1,962)     --
                                                     --------  -------  -------
Net income available to common stockholders......... $ 62,071  $61,855  $54,944
                                                     ========  =======  =======
Per share amounts:
  Basic/diluted income from continuing operations
   available to common stockholders................. $   1.34  $  1.45  $  1.36
                                                     ========  =======  =======
  Basic/diluted net income available to common
   stockholders..................................... $   1.39  $  1.47  $  1.36
                                                     ========  =======  =======
Weighted average shares outstanding.................   44,637   42,164   40,373
                                                     ========  =======  =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                           Common Stock  Preferred Stock Capital in                            Total
                          -------------- --------------- Excess of  Cumulative Cumulative  Stockholders'
                          Shares  Amount Shares  Amount  Par Value  Net Income Dividends      Equity
                          ------- ------ ------ -------- ---------- ---------- ----------  -------------
Balances at December 31,
 1995...................   38,720 $3,872   --   $    --   $401,438   $245,135  $(278,623)    $371,822
 Issuance of common
  stock.................    3,058    307   --        --     60,998        --         --        61,305
 Exercise of common
  stock options.........        3    --    --        --         19        --         --            19
 Conversion of
  debentures............        4    --    --        --         79        --         --            79
 Net income.............      --     --    --        --        --      54,944        --        54,944
 Common dividends.......      --     --    --        --        --         --     (59,581)     (59,581)
                          ------- ------ -----  --------  --------   --------  ---------     --------
Balances at December 31,
 1996...................   41,785  4,179   --        --    462,534    300,079   (338,204)     428,588
 Issuance of common
  stock.................    1,326    132   --        --     30,551        --         --        30,683
 Issuance of preferred
  stock.................      --     --  1,000   100,000    (2,750)       --         --        97,250
 Conversion of
  debentures............       18      2   --        --        402        --         --           404
 Net income.............      --     --    --        --        --      63,817        --        63,817
 Preferred dividends....      --     --    --        --        --         --      (1,962)      (1,962)
 Common dividends.......      --     --    --        --        --         --     (65,734)     (65,734)
                          ------- ------ -----  --------  --------   --------  ---------     --------
Balances at December 31,
 1997...................   43,129  4,313 1,000   100,000   490,737    363,896   (405,900)     553,046
 Issuance of common
  stock.................    2,761    276   --        --     58,248        --         --        58,524
 Conversion of
  debentures............      316     32   --        --      7,013        --         --         7,045
 Net income.............      --     --    --        --        --      69,748        --        69,748
 Preferred dividends....      --     --    --        --        --         --      (7,677)      (7,677)
 Common dividends.......      --     --    --        --        --         --     (75,128)     (75,128)
                          ------- ------ -----  --------  --------   --------  ---------     --------
Balances at December 31,
 1998                     $46,206 $4,621 1,000  $100,000  $555,998   $433,644  $(488,705)    $605,558
                          ======= ====== =====  ========  ========   ========  =========     ========



                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Years ended December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $ 69,748  $ 63,817  $ 54,944
  Depreciation and non-cash charges..............   27,976    19,825    16,723
  Gain on sale of properties.....................   (2,321)     (829)      --
  Impairment of long-lived assets................    5,000       --        --
  Amortization of deferred financing costs.......      980       801       772
  Net change in other assets and liabilities.....    4,684     2,396     1,690
                                                  --------  --------  --------
    Net cash provided by operating activities....  106,067    86,010    74,129
                                                  --------  --------  --------
Cash flows from investing activities:
  Investment in real estate properties........... (279,384) (239,775)  (59,282)
  Disposition of real estate properties..........    5,496     4,812       --
  Investment in mortgage loans receivable........  (18,711)  (44,947)  (31,430)
  Principal payments on mortgage loans
   receivable....................................    9,631    12,608     5,678
                                                  --------  --------  --------
  Net cash used in investing activities.......... (282,968) (267,302)  (85,034)
                                                  --------  --------  --------
Cash flows from financing activities:
  Bank borrowings................................  308,800   263,700   132,450
  Repayment of bank borrowings................... (286,400) (276,400) (194,050)
  Issuance of common stock, net..................   53,062       --     60,903
  Issuance of preferred stock, net...............      --     97,250       --
  Issuance of senior unsecured debt..............  190,150   165,000    90,000
  Issuance of notes and bonds....................    4,507       --        --
  Principal payments on notes and bonds payable..   (2,729)     (474)  (14,135)
  Dividends paid.................................  (82,805)  (67,696)  (59,581)
  Deferred financing costs.......................   (1,694)   (1,605)     (910)
                                                  --------  --------  --------
    Net cash provided by financing activities....  182,891   179,775    14,677
                                                  --------  --------  --------
Increase (decrease) in cash and cash
 equivalents.....................................    5,990    (1,517)    3,772
Cash and cash equivalents, beginning of period...   10,192    11,709     7,937
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $ 16,182  $ 10,192  $ 11,709
                                                  ========  ========  ========
Supplemental schedule of cash flow information:
  Cash interest paid............................. $ 38,402  $ 22,467  $ 12,721
                                                  ========  ========  ========


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1998, 1997 and 1996

1. Organization

  Nationwide Health Properties, Inc. (the "Company") was incorporated on October 14, 1985 in the State of Maryland. The Company operates as a real estate investment trust specializing in investments in health care related properties and as of December 31, 1998 had investments in 346 health care facilities, including 203 skilled nursing facilities, 107 assisted living facilities, 14 continuing care retirement communities, 17 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. At December 31, 1998, the Company owned 161 skilled nursing facilities, 99 assisted living facilities, 9 continuing care retirement communities, 17 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. The Company also held 33 mortgage loans secured by 42 skilled nursing facilities, 8 assisted living facilities and 5 continuing care retirement communities. In addition, at December 31, 1998, the Company had 26 assisted living facilities under construction. The Company has no foreign facilities or operations.

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

 Federal Income Taxes

  The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95% of its real estate investment trust taxable income to its stockholders. Accordingly, the Company will not be subject to Federal income taxes on its income which is distributed to stockholders. Therefore, no provisions for Federal income taxes have been made in the Company's financial statements. The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as of December 31, 1998 is approximately $2,829,000.

                      NATIONWIDE HEALTH PROPERTIES, INC.

 Revenue Recognition

  Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with generally accepted accounting principles. There are no step rent provisions in any of the lease agreements. Additional rent is generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent is generally calculated and payable monthly or quarterly. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages.

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

 Impact of New Accounting Pronouncements

  The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 Reporting Comprehensive Income in 1998. This Statement requires that all items that meet the definition of components of comprehensive income be reported in a financial statement for the period in which they are recognized. Components of comprehensive income include revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. There are no differences between the Company's net income, as reported, and comprehensive income, as defined, for the periods presented, or as of December 31, 1998.

  The Company has also adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information in 1998. The Company believes it operates in only one business segment.

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

3. Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding; dilutive stock options and dilutive convertible debentures. The convertible debentures were not dilutive in 1998, 1997 or 1996. The table below details the components of the basic and diluted earnings per share from continuing operations calculations.

                                          Years Ended December 31,
                                ----------------------------------------------
                                     1998            1997            1996
                                --------------- --------------- --------------
                                Income   Shares Income   Shares Income  Shares
                                -------  ------ -------  ------ ------- ------
                                           (Amounts in thousands)
Income before gain on sale of
 facility...................... $67,427         $62,988         $54,944
Less: preferred stock
 dividends.....................  (7,677)         (1,962)            --
                                -------         -------         -------
Basic EPS......................  59,750  44,637  61,026  42,164  54,944 40,373
Effect of dilutive securities:
  Stock options................     --        8     --        9     --       4
                                -------  ------ -------  ------ ------- ------
Diluted EPS.................... $59,750  44,645 $61,026  42,173 $54,944 40,377
                                =======  ====== =======  ====== ======= ======

                      NATIONWIDE HEALTH PROPERTIES, INC.

4. Real Estate Properties

  Substantially all of the Company's owned facilities are leased under "net" leases which are accounted for as operating leases. The leases have initial terms ranging from 9 to 19 years, and generally the leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most leases contain provisions such that the total rent cannot decrease from one year to the next. Certain of the leases contain provisions such that the percentage of further revenue increases due to the Company as additional rent is limited to 1% at such time as additional rent exceeds 41% of minimum rent. Most leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the leases have corporate guarantees, and leases covering 194 facilities are backed by irrevocable letters of credit or security deposits that cover 2 to 12 months of monthly minimum rents. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  Minimum future rentals on non-cancelable leases as of December 31, 1998 are as follows:

                                     Minimum
                 Year                Rentals
                 ----             --------------
                                  (In thousands)
                 1999............    $112,955
                 2000............     100,913
                 2001............      93,978
                 2002............      89,439
                 2003............      86,713
                 2004............      83,033
                 2005............      79,452
                 2006............      72,268
                 2007............      59,063
                 2008............      48,808
                 Thereafter......    $128,934

  During 1998, the Company acquired 17 skilled nursing facilities, 16 assisted living facilities, 2 continuing care retirement communities and 9 residential care facilities for the elderly in 26 separate transactions for an aggregate investment of approximately $123,840,000. During 1998, the Company provided new construction financing of approximately $143,853,000. Construction of 1 skilled nursing facility, 11 assisted living facilities, 1 continuing care retirement community and 2 clinics was completed in 1998, in which the Company's total aggregate investment was $103,155,000; $57,179,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. The Company also funded approximately $19,715,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities. The acquisitions, construction advances and capital improvements were funded by bank borrowings on the Company's bank line of credit and cash on hand. The acquisitions were also funded by approximately $4,137,000 of debt assumption and the issuance of 201,190 shares of the Company's common stock.

  During 1998, the Company sold two skilled nursing facilities in two separate transactions for an aggregate price of approximately $5,512,000, less transaction costs, resulting in an aggregate gain of approximately $2,321,000. The proceeds of the sales were used to repay borrowings on the Company's bank line of credit.

                       NATIONWIDE HEALTH PROPERTIES, INC.

  The following table lists the Company's real estate properties as of December 31, 1998:

                                              Buildings                              Notes and
                          Number of              and          Total     Accumulated    Bonds
   Facility Location      Facilities  Land   Improvements Investment(1) Depreciation  Payable
   -----------------      ---------- ------- ------------ ------------- ------------ ---------
                                             (Dollar amounts in thousands)
Skilled Nursing
 Facilities:
  Arizona...............       1     $   650   $  2,890     $  3,540      $    713    $   --
  Arkansas..............      10       2,900     37,072       39,972         2,551      2,255
  California............       8       7,053     19,428       26,481         4,207        --
  Connecticut...........       3       1,044      6,820        7,864         1,598        --
  Florida...............       9       4,187     25,289       29,476         6,229        --
  Georgia...............       1         801      6,542        7,343           997        --
  Idaho.................       1          15        777          792           233        --
  Illinois..............       2         157      5,392        5,549         1,333        --
  Indiana...............      11       2,044     34,026       36,070         7,121        --
  Kansas................      10         767     13,211       13,978         2,444        --
  Maryland..............       4         845     21,212       22,057         7,481        --
  Massachusetts.........      17       7,488     60,811       68,299         7,218        --
  Minnesota.............      10       2,559     35,131       37,690        12,514        --
  Mississippi...........       1         750      3,517        4,267            25        --
  Missouri..............       1          51      2,689        2,740           999        --
  Nevada................       1         740      3,294        4,034           597        --
  New Jersey............       1         360      6,449        6,809         3,303        --
  North Carolina........       1         116      2,244        2,360           834        --
  Ohio..................       6       1,316     28,235       29,551         7,553        --
  Oklahoma..............       3          98      3,841        3,939         1,147        --
  Oregon................       4         435      6,325        6,760         2,350        --
  Tennessee.............      10       2,354     33,137       35,491         3,912        --
  Texas.................      26       4,817     52,984       57,801        11,467        --
  Virginia..............       4       1,036     17,532       18,568         6,515        --
  Washington............       7       2,973     26,490       29,463         2,896        --
  Wisconsin.............       9       1,621     19,548       21,169         6,941        --
                             ---     -------   --------     --------      --------    -------
    Subtotals...........     161      47,177    474,886      522,063       103,178      2,255
                             ---     -------   --------     --------      --------    -------
Continuing Care
 Retirement Communities:
  California............       1       1,600     10,573       12,173         1,111        --
  Colorado..............       1         400      2,716        3,116           430        --
  Georgia...............       1         723     10,769       11,492            26        --
  Kansas................       1         687     12,514       13,201           496      2,700
  Massachusetts.........       1       1,351     10,393       11,744           293        --
  Texas.................       2       2,681     32,860       35,541           989        --
  Wisconsin.............       2      11,057     53,294       64,351         1,941     24,359
                             ---     -------   --------     --------      --------    -------
    Subtotals...........       9      18,499    133,119      151,618         5,286     27,059
                             ---     -------   --------     --------      --------    -------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                                                                       Notes
                                               Buildings                                and
                          Number of               and          Total     Accumulated   Bonds
   Facility Location      Facilities   Land   Improvements Investment(1) Depreciation Payable
   -----------------      ---------- -------- ------------ ------------- ------------ -------
                                             (Dollar amounts in thousands)
Assisted Living
 Facilities:
  Alabama...............       2     $  1,681  $    4,271   $    5,952     $    260   $   --
  Arizona...............       2        1,024       6,844        7,868          357       --
  Arkansas..............       1          182       1,478        1,660           25       --
  California............      13       15,105      63,725       78,830        5,862       --
  Colorado..............       4        2,146      19,631       21,777        1,640       --
  Florida...............      18        9,143      56,098       65,241        2,586       --
  Idaho.................       1          544      11,256       11,800          687       --
  Illinois..............       1          603      10,474       11,077          524       --
  Indiana...............       1          805       3,843        4,648           64       --
  Kansas................       4        1,885      11,585       13,470          268       --
  Kentucky..............       1          110       2,544        2,654           67       --
  Massachusetts.........       2        3,463      13,834       17,297          173       --
  Michigan..............       1          300       7,005        7,305          760       --
  Missouri..............       1          414       2,115        2,529           55       --
  Nevada................       2        1,219      12,397       13,616          328     6,888
  New Jersey............       1          655       3,430        4,085           21       --
  North Carolina........       1          385       2,531        2,916           47       --
  Ohio..................      10        2,971      26,515       29,486          936       --
  Oklahoma..............       3          745       7,355        8,100          807       --
  Oregon................       6        2,078      26,753       28,831        2,117     9,057
  South Carolina........       4          779      10,259       11,038          102       --
  Tennessee.............       2        1,355       6,915        8,270          245       --
  Texas.................      12        3,541      34,004       37,545        1,414       --
  Washington............       4        1,840      21,087       22,927          889       --
  Wisconsin.............       2        4,843      24,219       29,062          756    19,364
                             ---     --------  ----------   ----------     --------   -------
    Subtotals...........      99       57,816     390,168      447,984       20,990    35,309
                             ---     --------  ----------   ----------     --------   -------
Residential Care
 Facilities for the
 Elderly:
  California............      17        1,228       4,347        5,575          125       --
                             ---     --------  ----------   ----------     --------   -------
Rehabilitation
 Hospitals:
  Arizona...............       2        1,517      15,309       16,826        3,097       --
                             ---     --------  ----------   ----------     --------   -------
Medical Clinics:
  Alabama...............       1          248       2,183        2,431          246       --
  Texas.................       2        1,868       4,625        6,493          394       --
                             ---     --------  ----------   ----------     --------   -------
    Subtotals...........       3        2,116       6,808        8,924          640       --
                             ---     --------  ----------   ----------     --------   -------
Construction In
 Progress...............     --        20,035      70,363       90,398          --        --
                             ---     --------  ----------   ----------     --------   -------
Total Owned Facilities..     291     $148,388  $1,095,000   $1,243,388     $133,316   $64,623
                             ===     ========  ==========   ==========     ========   =======

--------
(1) Also represents the approximate aggregate cost for Federal income tax purposes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

5. Mortgage Loans Receivable

  During 1998, the Company provided three mortgage loans secured by 1 skilled nursing facility and 2 assisted living facilities in the aggregate amount of $11,615,000. In addition, the Company funded an additional $7,096,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company. Additionally, 2 of the Company's mortgage loans, each secured by a skilled nursing facility, matured and were repaid in full in an aggregate principal amount of approximately $5,382,000. During the same period, another mortgage loan with a principal balance of approximately $2,150,000, secured by 2 skilled nursing facilities, was also repaid in full. At December 31, 1998, the Company had 33 mortgage loans receivable secured by 42 skilled nursing facilities, 8 assisted living facilities and 5 continuing care retirement communities. The loans have an aggregate principal balance of approximately $214,765,000 and are reflected in the Company's financial statements net of an aggregate discount of approximately $8,152,000. The principal balances of mortgage loans receivable as of December 31, 1998 mature approximately as follows: $2,653,000 in 1999, $2,324,000 in 2000, $2,586,000 in 2001, $2,784,000 in 2002, $6,156,000 in 2003
and $198,262,000 thereafter.

  The following table lists the Company's mortgage loans receivable at December 31, 1998:

                                              Final   Estimated  Original Face   Carrying
                         Number of  Interest Maturity  Balloon     Amount of    Amount of
 Location of Facilities  Facilities   Rate     Date   Payment(1)   Mortgages   Mortgages(2)
 ----------------------  ---------- -------- -------- ---------- ------------- ------------
                                           (Dollar amounts in thousands)
Skilled Nursing
 Facilities:
  Arkansas..............      3      10.00%   12/06    $ 4,946     $  5,500      $  5,071
  California............      1      10.00%   05/25      1,489        8,200         8,174
  California............      2       9.50%   03/09      5,336        7,841         7,403
  Connecticut...........      2      10.00%   06/22         --        8,862         5,661
  Florida...............      1      10.75%   07/03         --        4,400           975
  Florida...............      1      11.25%   07/06      4,400        4,400         4,400
  Florida...............      2      11.03%   06/09      4,082        4,082         4,082
  Georgia...............      1      11.03%   06/09      2,818        2,818         2,818
  Illinois..............      1       9.00%   01/24         --        9,500         8,037
  Indiana...............      1      10.75%   07/03         --          785           541
  Kansas................      1       9.00%   09/03      1,169        1,550         1,243
  Louisiana.............      1      10.89%   04/15      2,407        3,850         3,829
  Maryland..............      1      10.90%   06/21         --        7,800         7,497
  Massachusetts.........      1       8.75%   02/24         --        9,000         7,303
  Michigan..............      3      12.61%   12/06      6,904        7,817         7,036
  Michigan..............      2      12.17%   01/05      2,506        3,000         2,645
  Michigan..............      1      11.25%   01/05      1,501        1,800         1,638
  Missouri..............      7      10.87%   08/11     17,725       17,725        17,725
  South Dakota..........      1      10.35%   05/05         --        4,275           865
  Tennessee.............      1       9.99%   01/07      8,550        8,550         8,550
  Texas.................      1      12.00%   03/08         --        1,460           915
  Texas.................      1       9.50%   09/13      5,760        5,760         5,760
  Virginia..............      1      10.50%   04/13     10,192       16,250        15,934
  Washington............      4      11.00%   10/19        112        6,000         5,762
  Wisconsin.............      1      10.35%   05/05          -        1,350           560
                            ---                        -------     --------      --------
    Subtotals...........     42                         79,897      152,575       134,424
                            ---                        -------     --------      --------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                               Final   Estimated  Original Face   Carrying
                          Number of           Maturity  Balloon     Amount of    Amount of
 Location of Facilities   Facilities Interest   Date   Payment(1)   Mortgages   Mortgages(2)
 ----------------------   ---------- -------- -------- ---------- ------------- ------------
                                            (Dollar amounts in thousands)
Assisted Living
 Facilities:
  Florida...............       1      10.39%   11/06    $  5,500    $  5,500      $  5,500
  Florida...............       2      10.31%   09/20         --        7,230         7,230
  North Carolina........       2      10.44%   05/07       2,841       2,841         2,841
  Pennsylvania..........       1       8.79%   09/08       2,900       2,900         2,900
  South Carolina........       1       8.79%   09/08       2,955       2,955         2,955
  Washington............       1       9.95%   12/15       6,403       6,557         6,557
                             ---                        --------    --------      --------
    Subtotals...........       8                          20,599      27,983        27,983
                             ---                        --------    --------      --------
Continuing Care
 Retirement Communities:
  California............       1       9.50%   03/09       2,831       4,159         3,927
  Florida...............       1      11.03%   06/09      14,600      14,600        14,600
  Massachusetts.........       1       9.52%   06/23         --       12,350        12,301
  Oklahoma..............       1       9.55%   03/24       2,250      11,200        10,378
  Tennessee.............       1      10.20%   02/07       3,000       3,000         3,000
                             ---                        --------    --------      --------
    Subtotals...........       5                          22,681      45,309        44,206
                             ---                        --------    --------      --------
      Total.............      55                        $123,177    $225,867      $206,613
                             ===                        ========    ========      ========

--------
(1) Most loans require monthly principal and interest payments at level amounts over life to maturity. Some loans are adjustable rate mortgages with varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Five of the loans have decreasing principal and interest payments over the life of the loans. Most loans require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield the Company would have earned if prepayment had not occurred. Seven loans have a provision that no prepayments are acceptable.
(2) Also represents the approximate aggregate cost for Federal income tax purposes.

  The following table summarizes the changes in mortgage loans receivable during 1998, 1997 and 1996:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (In thousands)
   Balance at January 1,.......................... $199,819  $160,464  $133,226
     New mortgage loans...........................   18,711    50,134    31,430
     Accretion of discount on loans...............    1,214     1,829     1,486
     Reclassification of loan.....................   (3,500)      --        --
     Collection of principal......................   (9,631)  (12,608)   (5,678)
                                                   --------  --------  --------
   Balance at December 31,........................ $206,613  $199,819  $160,464
                                                   ========  ========  ========

                      NATIONWIDE HEALTH PROPERTIES, INC.

6. Bank Borrowings

  The Company has a $100,000,000 unsecured credit agreement with certain banks which matures on March 31, 2001. The terms of the bank line of credit include an option to automatically extend the bank line of credit by one year with concurrence of the bank group. At the option of the Company, borrowings under the agreement bear interest at prime (7.75% at December 31, 1998) or LIBOR plus 50 basis points (5.6125% at December 31, 1998). The Company pays a facility fee of .25% per annum on the total commitment under the agreement.

  Under covenants contained in the credit agreement, the Company is required to maintain, among other things: (i) a minimum net worth of $500,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.0 to 1.0; and (iii) a ratio of total liabilities to net worth of not more than 1.3 to 1.0.

7. Notes and Bonds Payable

  Notes and bonds payable are due through the year 2035, at interest rates ranging from 3.5% to 10.9% and are secured by real estate properties with an aggregate net book value as of December 31, 1998 of approximately $114,225,000. The principal balances of the notes and bonds payable as of December 31, 1998 mature approximately as follows: $942,000 in 1999, $988,000 in 2000, $1,051,000 in 2001, $1,117,000 in 2002, $1,187,000 in 2003, and
$59,338,000 thereafter.

8. Senior Unsecured Notes Due 2000-2038

  During 1998, the Company issued $190,150,000 in aggregate principal amount of medium term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 1998 was $545,150,000. The weighted average interest rate on the Senior Notes was 7.3% and the weighted average maturity was 15.3 years. The principal balances of the Senior Notes as of December 31, 1998 mature approximately as follows: $30,000,000 in 2000, $78,150,000 in 2001, $50,000,000 in 2002, $66,000,000 in 2003 and $321,000,000 thereafter.

  There are $55,000,000 of medium term notes due in 2037 which may be put back to the Company at their face amount at the option of the holder on October 1st of any of the following years: 2004, 2007, 2009, 2012, 2017, or 2027. There are $41,500,000 of medium term notes due in 2028 which may be put back to the Company at their face amount at the option of the holder on November 20th of any of the following years: 2003, 2008, 2013, 2018, or 2023. There are $40,000,000 of medium term notes due in 2038 which may be put back to the Company at their face amount at the option of the holder on July 7th of any of the following years: 2003, 2008, 2013, 2018, 2023, or 2028.

9. Convertible Debentures

  During 1993, the Company issued $65,000,000 of 6.25% unsecured convertible debentures due January 1, 1999. The debentures are convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $22.4125 per share. During 1998, $7,081,000 of such debentures converted into 315,921 shares of common stock. During 1997, $408,000 of such debentures converted into 18,202 shares of common stock. Subsequent to year end, $8,000 of such debentures were converted into 356 shares of common stock and the remaining debentures, totaling $57,423,000, were repaid.

10. Preferred Stock

  During 1997, the Company sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT securities ("Preferred Stock") with a liquidation preference of $100 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31,

                      NATIONWIDE HEALTH PROPERTIES, INC.

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

11. STOCK INCENTIVE PLAN

  Under the terms of a stock incentive plan (the "Plan"), the Company has reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, the Company may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. The Company accounts for the Plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Had compensation cost for the Plan been determined consistent with SFAS No. 123 Accounting for Stock-Based Compensation, the Company's net income and net income per share in 1998, 1997 and 1996 would have been the following pro forma amounts:

                                             1998        1997        1996
                                          ----------- ----------- -----------
   Net income available to common
    stockholders:
     As reported......................... $62,071,000 $61,855,000 $54,944,000
     Pro forma...........................  61,840,000  61,712,000  54,867,000
   Basic/diluted net income per share:
     As reported......................... $      1.39 $      1.47 $      1.36
     Pro forma...........................        1.39        1.46        1.36

  Because the pro forma calculation reflects only amounts attributable to options granted since January 1, 1995, future pro forma affects may not be comparable to those above. A summary of the status of the Plan at December 31, 1998, 1997 and 1996 and changes during the years then ended are as follows:

                               1998              1997              1996
                         ----------------- ----------------- -----------------
                                  WEIGHTED          WEIGHTED          WEIGHTED
                                  AVERAGE           AVERAGE           AVERAGE
                                  EXERCISE          EXERCISE          EXERCISE
                         SHARES    PRICE   SHARES    PRICE   SHARES    PRICE
                         -------  -------- -------  -------- -------  --------
Options:
  Outstanding at
   beginning of year.... 179,000   $21.89   89,000   $20.78    3,400   $5.625
  Granted............... 100,000    26.14   90,000    23.00   89,000    20.78
  Exercised.............     --       --       --       --    (3,400)   5.625
  Forfeited.............     --       --       --       --       --       --
  Expired...............     --       --       --       --       --       --
                         -------           -------           -------
Outstanding at end of
 year................... 279,000    23.42  179,000    21.89   89,000    20.78
                         =======           =======           =======
Exercisable at end of
 year...................  89,328    21.52   29,667    20.78      --       --
Weighted average fair
 value of options
 granted................           $ 2.69            $ 2.14            $ 2.77
Restricted Stock:
  Outstanding at
   beginning of year....  94,900           109,100           103,900
  Awarded...............  12,000            10,000            10,000
  Vested................ (33,500)          (24,200)           (4,800)
  Forfeited.............     --                --                --
                         -------           -------           -------
Outstanding at end of
 year...................  73,400            94,900           109,100
                         =======           =======           =======
Weighted average fair
 value of restricted
 stock awarded.......... $26.12            $23.19            $20.88

                      NATIONWIDE HEALTH PROPERTIES, INC.

  Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of the Company's common stock on the date of grant. Options at December 31, 1998 have a weighted average contractual life of 8 years.

  The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                            1998   1997   1996
                                            -----  -----  -----
         Risk free rate of return..........  6.30%  6.30%  6.43%
         Dividend yield....................  6.43%  6.78%  7.13%
         Option Term....................... 10     10     10
         Volatility........................ 16.45% 16.45% 22.78%

  The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 1998, 1997 and 1996 related to restricted stock awards was approximately $440,000, $368,000 and $372,000, respectively.

  Awards of dividend equivalents accompany the 1998, 1997 and 1996 stock option grants on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the Board of Directors. That formula depends on the Company's performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other companies comprising a general index of real estate investment trusts, in each case as selected by the Compensation Committee. Dividend equivalents may be earned in all or part depending upon the actual total return to shareholders as compared to peer groups of other real estate investment trusts. Due to the uncertainty of the ultimate payment of dividend equivalents, no compensation expense was recorded during 1997 or 1996 with respect to dividend equivalents. During 1998, compensation expense in the amount of $210,000 was recorded related to the 1996 awards.

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

  The following tables set forth the amounts recognized in the Company's financial statements at December 31, 1998 and 1997:

                                                               1998      1997
                                                             --------  --------
   Actuarial present value of benefit obligations:
     Vested benefit obligation.............................. $723,000  $789,000
                                                             ========  ========
     Accumulated benefit obligation......................... $730,000  $834,000
                                                             ========  ========
   Projected benefit obligation............................. $814,000  $887,000
   Unrecognized prior service cost..........................  (74,000) (101,000)
   Unrecognized net gain....................................  163,000    10,000
                                                             --------  --------
   Accrued pension cost..................................... $903,000  $796,000
                                                             ========  ========

                      NATIONWIDE HEALTH PROPERTIES, INC.

  Net pension cost for the year included the following components:

                                                       1998     1997     1996
                                                     -------- -------- --------
     Current service cost........................... $ 43,000 $ 47,000 $ 87,000
     Interest cost..................................   61,000   58,000   53,000
     Amortization of prior service cost.............   27,000   27,000   27,000
                                                     -------- -------- --------
     Net periodic pension cost...................... $131,000 $132,000 $167,000
                                                     ======== ======== ========

  Discount rates of 7.0%, 7.5% and 7.0% in 1998, 1997 and 1996, respectively and a 5.0% increase in the annual retainer every other year were used in determining the actuarial present value of the projected benefit obligation.

13. Transactions with Beverly Enterprises, Inc. and Alternative Living Services, Inc.

  As of December 31, 1998, 48 of the owned facilities are leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 27 properties operated by such parties. Additionally, Beverly is the borrower on four of the Company's mortgage loans. Revenues from Beverly were approximately $21,161,000, $19,712,000 and $21,837,000 for the years ended December 31, 1998, 1997 and
1996, respectively.

  As of December 31, 1998, 54 of the owned facilities are leased to and operated by subsidiaries of Alternative Living Services, Inc. ("ALS"). Additionally, ALS is the borrower on one of the Company's mortgage loans. Revenues from ALS were approximately $17,114,000, $10,274,000 and $6,292,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  One of the directors of the Company is also an officer and director of Beverly.

14. Impairment of Long-lived Assets

  During 1998, the Company recorded a provision of $5,000,000 as a reduction in the value of the Company's investment in three medical clinics constructed for and leased to a company that declared bankruptcy. The Company is currently in the process of finding another party to whom it may lease or sell these facilities. The fair value of the medical clinics was determined based on discounted estimated future cash flows.

15. Dividends

  Dividend payments by the Company to the common stockholders were characterized in the following manner for tax purposes:

                                                              1998   1997  1996
                                                              ----- ------ -----
   Ordinary income........................................... $1.63 $1.505 $1.48
   Capital gain..............................................   .05   .055   --
   Return of capital.........................................   --     --    --
                                                              ----- ------ -----
     Total dividends paid.................................... $1.68 $1.560 $1.48
                                                              ===== ====== =====

                      NATIONWIDE HEALTH PROPERTIES, INC.

16. Quarterly Financial Data (unaudited)

                                              Three months ended,
                                 ---------------------------------------------
                                 March 31, June 30, September 30, December 31,
                                 --------- -------- ------------- ------------
                                    (In thousands except per share amounts)
   1998:
     Revenues...................  $33,158  $34,491     $36,625      $38,310
     Net income available to
      common stockholders.......   17,971   16,227      16,407       11,467
     Basic/diluted net income
      per share.................      .42      .37         .37          .25
     Dividends per share........      .42      .42         .42          .42
   1997:
     Revenues...................  $26,302  $27,198     $29,296      $32,909
     Net income available to
      common stockholders.......   14,755   14,914      16,499       15,687
     Basic/diluted net income
      per share.................      .35      .36         .39          .36
     Dividends per share........      .39      .39         .39          .39

17. Disclosures About Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

 Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of those instruments.

 Mortgage Loans Receivable

  Fair values are based upon the estimates of management and on rates currently prevailing for comparable loans.

 Long-Term Debt

  The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

  The estimated fair values of the Company's financial instruments are as follows:

                                                  1997              1996
                                            ----------------- -----------------
                                            Carrying   Fair   Carrying   Fair
                                             Amount   Value    Amount   Value
                                            -------- -------- -------- --------
                                                       (In thousands)
   Cash and cash equivalents............... $ 16,182 $ 16,182 $ 10,192 $ 10,192
   Mortgage loans receivable...............  206,613  212,448  199,819  225,997
   Long-term debt..........................  709,204  694,197  497,409  513,034

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of Nationwide Health Properties, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Nationwide Health Properties, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                         /s/ ARTHUR ANDERSEN LLP

Orange County, California
January 22, 1999

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               DECEMBER 31, 1998

                   Initial Cost    Cost           Gross Amount at which
                    to Company  Capitalized   Carried at Close of Period(1)                                   Life on
                   ------------ Subsequent  ---------------------------------             Original             which
Facility Type      Building and     to                Building and             Accum.   Construction   Date   Depr. is
and Location       Improvements Acquisition  Land(2)  Improvements   Total      Depr.       Date     Acquired Computed
-------------      ------------ ----------- --------- ------------ ---------- --------- ------------ -------- --------
Skilled
 Nursing
 Facilities:
Benton          AR  $4,531,579   $       0  $ 685,000  $4,531,579  $5,216,579 $  75,526     1992       1998      35
Bryant          AR   4,693,350           0    320,000   4,693,350   5,013,350    78,222     1989       1998      35
Hot
 Springs        AR   2,320,549           0     53,647   2,320,549   2,374,196   823,242     1972       1986      35
Jacksonville    AR   3,452,650           0    155,206   3,452,650   3,607,856 1,224,868     1962       1986      35
Lake
 Village        AR   3,872,414           0    261,000   3,872,414   4,133,414    56,473     1997       1998      40
Monticello      AR   3,242,420           0    300,000   3,242,420   3,542,420    47,285     1993       1998      40
Morrilton       AR   3,635,054           0    250,000   3,635,054   3,885,054    60,584     1988       1998      35
Morrilton       AR   5,092,367           0    308,000   5,092,367   5,400,367    74,264     1996       1998      40
Wilmot          AR   2,217,201           0    240,000   2,217,201   2,457,201    43,112     1964       1998      30
Wynne(10)       AR   4,015,013           0    327,000   4,015,013   4,342,013    66,917     1990       1998      35
Scottsdale      AZ   2,790,266     100,000    650,000   2,890,266   3,540,266   713,427     1963       1991      30
Chowchilla      CA   1,119,040           0    108,996   1,119,040   1,228,036   314,730     1964       1987      40
Gilroy          CA   1,891,735           0    714,000   1,891,735   2,605,735   457,169     1968       1991      30
Hayward         CA   1,221,698     220,882    795,000   1,442,580   2,237,580   332,057     1967       1991      30
Orange          CA   5,059,079           0  1,140,921   5,059,079   6,200,000   811,560     1987       1992      40
Pomona          CA   1,247,000           0    365,000   1,247,000   1,612,000   463,367     1963       1985      35
San
 Diego          CA   4,925,213           0    842,000   4,925,213   5,767,213   998,724     1965       1992      30
San Jose        CA   1,136,353     571,191  1,595,000   1,707,544   3,302,544   369,817     1968       1991      30
Santa Cruz      CA   1,595,864     439,900  1,492,000   2,035,764   3,527,764   458,983     1967       1991      30
Bloomfield      CT   2,826,635           0    670,000   2,826,635   3,496,635   400,440     1967       1994      30
Torrington      CT   2,555,400           0    140,000   2,555,400   2,695,400   766,620     1969       1987      40
West Haven      CT   1,437,616           0    234,521   1,437,616   1,672,137   431,285     1965       1986      40
Ft. Pierce      FL   2,758,000           0    125,000   2,758,000   2,883,000 1,024,832     1965       1985      35
Jacksonville    FL   1,759,151           0  1,503,375   1,759,151   3,262,526    69,633     1997       1997      40
Jacksonville    FL   1,852,616           0    160,748   1,852,616   2,013,364   524,908     1964       1987      40
Jacksonville    FL   2,787,093           0    498,000   2,787,093   3,285,093   224,515     1965       1996      30
Lakeland        FL   5,028,699           0  1,000,000   5,028,699   6,028,699   712,399     1982       1994      30
Live Oak        FL   3,217,008           0     50,390   3,217,008   3,267,398 1,141,272     1983       1986      35
Pensacola       FL   1,833,333           0     76,923   1,833,333   1,910,256   527,083     1969       1987      40
Tampa           FL   2,726,244           0    563,461   2,726,244   3,289,705   823,554     1971       1986      40
Winter Park     FL   3,326,824           0    208,935   3,326,824   3,535,759 1,180,231     1983       1986      35
Lawrenceville   GA   3,993,005   2,549,381    800,619   6,542,386   7,343,005   996,864     1988       1991      40
Buhl            ID     777,353           0     14,754     777,353     792,107   233,206     1913       1986      40
Lasalle         IL   2,702,896           0    127,000   2,702,896   2,829,896   668,216     1975       1991      30
Litchfield      IL   2,688,920           0     30,000   2,688,920   2,718,920   664,760     1972       1991      30
Brookville      IN   4,119,500           0     80,500   4,119,500   4,200,000   635,090     1987       1992      40
Evansville      IN   5,324,304           0    280,000   5,324,304   5,604,304 1,316,286     1968       1991      30
Gas City        IN   3,082,041           0    147,000   3,082,041   3,229,041   205,475     1976       1996      30
Ligonier        IN   1,668,811           0     54,000   1,668,811   1,722,811   111,254     1976       1997      30
Muncie          IN     888,187           0    109,000     888,187     997,187    59,213     1975       1997      30
Muncie          IN   1,141,065     662,030    983,000   1,803,095   2,786,095    66,785     1989       1997      35
New Castle      IN   5,172,887           0     43,000   5,172,887   5,215,887 1,278,853     1972       1991      30
Petersburg      IN   2,351,555           0     32,654   2,351,555   2,384,209   834,242     1968       1986      35
Richmond        IN   2,519,523           0    114,022   2,519,523   2,633,545   893,831     1974       1986      35
Rochester       IN   4,055,338     250,000    161,000   4,305,338   4,466,338 1,030,439     1969       1991      30
Wabash          IN   2,789,896           0     40,000   2,789,896   2,829,896   689,724     1974       1991      30
Belleville      KS   1,886,682           0    213,318   1,886,682   2,100,000   361,614     1977       1993      30
Colby           KS     599,074           0     49,863     599,074     648,937   182,219     1974       1986      40
Derby           KS   2,481,763           0    132,800   2,481,763   2,614,563   558,397     1978       1992      30
Hiawatha        KS     787,337           0    150,000     787,337     937,337     5,624     1974       1998      30
Hutchinson      KS   1,855,444     160,594     75,000   2,016,038   2,091,038   323,751     1964       1994      30
Kensington      KS     638,627           0      6,241     638,627     644,868   226,561     1965       1986      35
Oakley          KS     414,311           0      7,123     414,311     421,434   126,020     1964       1986      40
Onaga           KS     651,993           0      5,811     651,993     657,804   231,303     1959       1986      35
Salina          KS   2,463,266     134,986     27,000   2,598,252   2,625,252   420,231     1981       1994      30
Topeka          KS   1,137,152           0    100,000   1,137,152   1,237,152     8,123     1973       1998      30

                    Initial Cost    Cost           Gross Amount at which
                     to Company  Capitalized   Carried at Close of Period(1)                                     Life on
                    ------------ Subsequent  ----------------------------------              Original             which
Facility Type       Building and     to                 Building and              Accum.   Construction   Date   Depr. is
and Location        Improvements Acquisition  Land(2)   Improvements   Total      Depr.        Date     Acquired Computed
-------------       ------------ ----------- ---------- ------------ ---------- ---------- ------------ -------- --------
Amesbury         MA  $4,240,946  $  523,656  $  229,000  $4,764,602  $4,993,602 $  204,807     1971       1997      30
Beverly          MA   3,608,000           0     392,000   3,608,000   4,000,000          0     1998       1998      40
Brighton         MA   2,211,935           0     300,000   2,211,935   2,511,935    313,357     1969       1994      30
Brockton         MA   3,591,375           0     525,000   3,591,375   4,116,375    618,515     1971       1993      30
Buzzards Bay     MA   4,815,000           0     415,000   4,815,000   5,230,000  1,789,183     1911       1985      35
Danvers          MA   3,210,977   1,082,295     327,000   4,293,272   4,620,272    161,014     1966       1997      30
Danvers          MA   2,890,770     331,685     305,000   3,222,455   3,527,455    139,384     1969       1997      30
Danvers          MA   4,108,000           0     392,000   4,108,000   4,500,000          0     1998       1998      40
Haverhill        MA   1,414,339           0     775,000   1,414,339   2,189,339    243,581     1962       1993      30
Haverhill        MA   5,707,175      65,550     660,000   5,772,725   6,432,725    982,903     1973       1993      30
Melrose          MA   4,029,329           0     432,000   4,029,329   4,461,329     89,541     1965       1998      30
New Bedford      MA   2,357,000           0      93,000   2,357,000   2,450,000    875,863     1889       1985      35
N. Billerica     MA   3,137,206     300,000     800,000   3,437,206   4,237,206    520,561     1969       1994      30
Northborough     MA   2,509,494           0     300,000   2,509,494   2,809,494     27,883     1969       1998      30
Saugus           MA   5,262,295     395,974     374,000   5,658,269   6,032,269    251,931     1967       1997      30
Sharon           MA   1,096,678   1,486,259     844,000   2,582,937   3,426,937     94,436     1975       1996      30
Wellesley        MA   2,435,000           0     325,000   2,435,000   2,760,000    904,810     1962       1985      35
Clinton          MD   5,016,873           0     399,794   5,016,873   5,416,667  1,463,255     1965       1987      40
Cumberland       MD   5,260,000           0     150,000   5,260,000   5,410,000  1,954,537     1968       1985      35
Hagerstown       MD   4,140,000           0     215,000   4,140,000   4,355,000  1,538,362     1972       1985      35
Westminster      MD   6,795,000           0      80,000   6,795,000   6,875,000  2,524,921     1974       1985      35
Duluth           MN   7,047,082           0   1,014,000   7,047,082   8,061,082    293,628     1971       1997      30
Faribault        MN   2,785,000           0      90,000   2,785,000   2,875,000  1,321,579     1967       1985      35
Minneapolis      MN   3,833,000           0     322,000   3,833,000   4,155,000  1,878,904     1962       1985      35
Minneapolis      MN   2,934,000           0     141,000   2,934,000   3,075,000  1,848,000     1914       1985      35
Minneapolis      MN   5,752,000           0     333,000   5,752,000   6,085,000  2,419,848     1973       1985      35
Minneapolis      MN   4,184,000           0     436,000   4,184,000   4,620,000  1,716,270     1961       1985      35
Osseo            MN   2,927,000           0     123,000   2,927,000   3,050,000  1,087,630     1957       1985      35
Ostrander        MN     947,229           0       8,560     947,229     955,789    286,142     1968       1986      40
Owatonna         MN   2,140,014           0      58,680   2,140,014   2,198,694    642,004     1965       1986      40
Willmar          MN   2,582,000           0      33,000   2,582,000   2,615,000  1,020,273     1905       1985      35
Maryville        MO   2,689,000           0      51,000   2,689,000   2,740,000    999,192     1979       1985      35
Columbus         MS   3,517,219           0     750,000   3,517,219   4,267,219     25,123     1976       1998      30
Hendersonville   NC   2,244,000           0     116,000   2,244,000   2,360,000    833,837     1979       1985      35
Lakewood         NJ   6,448,340           0     360,357   6,448,340   6,808,697  3,302,818     1966       1987      40
Sparks           NV   3,294,261           0     740,000   3,294,261   4,034,261    597,085     1988       1991      40
Alliance         OH   1,861,961           0      83,000   1,861,961   1,944,961    459,749     1962       1991      30
Boardman         OH   7,046,082           0      60,000   7,046,082   7,106,082  1,741,235     1962       1991      30
Columbus         OH   4,332,851           0     342,550   4,332,851   4,675,401  1,346,976     1985       1988      40
Galion           OH   3,419,603           0      24,000   3,419,603   3,443,603    844,741     1967       1991      30
Warren           OH   7,488,606           0     450,000   7,488,606   7,938,606  1,850,597     1967       1991      30
Wash Ct House    OH   4,085,813           0     356,047   4,085,813   4,441,860  1,309,912     1983       1988      40
Maud             OK     802,731           0      12,464     802,731     815,195    242,491     1960       1986      40
Sapulpa          OK   2,243,607           0      67,961   2,243,607   2,311,568    673,082     1970       1986      40
Tonkawa          OK     794,801           0      17,838     794,801     812,639    231,817     1962       1987      40
Corvallis        OR   1,710,000           0     115,000   1,710,000   1,825,000    635,415     1962       1985      35
Eugene           OR   2,280,000           0     140,000   2,280,000   2,420,000    847,219     1969       1985      35
Eugene           OR   1,220,000           0      80,000   1,220,000   1,300,000    453,334     1965       1985      35
Portland         OR   1,115,000           0     100,000   1,115,000   1,215,000    414,318     1954       1985      35
Brownsville      TN   2,957,367           0     100,000   2,957,367   3,057,367    509,324     1970       1993      30
Celina           TN     853,001           0     150,000     853,001   1,003,001    146,905     1972       1993      30
Clarksville      TN   3,479,066           0     350,000   3,479,066   3,829,066    599,172     1970       1993      30
Columbia         TN   2,240,415           0     225,000   2,240,415   2,465,415    330,728     1984       1993      35
Decatur          TN   3,328,429           0     193,000   3,328,429   3,521,429     47,549     1981       1998      35
Jonesborough     TN   2,550,682           0      65,000   2,550,682   2,615,682    439,283     1981       1993      30
Hohenwald        TN   3,732,032           0      90,000   3,732,032   3,822,032    642,739     1975       1993      30
Madison          TN   6,412,137           0   1,120,000   6,412,137   7,532,137     45,801     1967       1998      35
Martin           TN   4,121,244           0      32,500   4,121,244   4,153,744    709,770     1977       1993      30
Selmer           TN   2,262,811   1,200,000      28,000   3,462,811   3,490,811    440,904     1985       1993      35
Baytown          TX   1,902,063           0      61,000   1,902,063   1,963,063    392,300     1966       1990      40
Baytown          TX   2,388,042           0      90,000   2,388,042   2,478,042    492,534     1975       1990      40
Bogota           TX   1,820,005           0      13,463   1,820,005   1,833,468    645,669     1963       1986      35
Bridge City      TX   2,212,743           0      60,000   2,212,743   2,272,743    456,378     1970       1990      40
Center           TX   1,424,387           0      22,000   1,424,387   1,446,387    293,780     1970       1990      40

                      Initial Cost    Cost            Gross Amount at which
                       to Company  Capitalized    Carried at Close of Period(1)                                       Life on
                      ------------ Subsequent  -----------------------------------                Original             which
Facility Type         Building and     to                 Building and                          Construction   Date   Depr. is
and Location          Improvements Acquisition  Land(2)   Improvements    Total    Accum. Depr.     Date     Acquired Computed
-------------         ------------ ----------- ---------- ------------ ----------- ------------ ------------ -------- --------
Eagle Lake         TX $ 1,833,093  $        0  $   25,000 $ 1,833,093  $ 1,858,093 $    378,075     1972       1990      40
El Paso            TX   1,888,156           0     166,027   1,888,156    2,054,183      574,817     1980       1988      40
Garland            TX   1,619,329           0     238,000   1,619,329    1,857,329      333,986     1970       1990      40
Gilmer             TX   2,065,000           0     750,000   2,065,000    2,815,000      767,323     1970       1985      35
Gilmer             TX   3,032,875           0     248,000   3,032,875    3,280,875       28,885     1990       1998      35
Gladewater         TX   2,017,965           0     124,642   2,017,965    2,142,607      375,565     1971       1993      30
Houston            TX   4,154,533           0     408,300   4,154,533    4,562,833      784,745     1986       1993      35
Humble             TX   1,821,123           0     140,000   1,821,123    1,961,123      375,607     1973       1990      40
Huntsville         TX   1,929,525           0     135,000   1,929,525    2,064,525      397,964     1968       1990      40
Linden             TX   2,519,626           0      24,909   2,519,626    2,544,535      468,930     1968       1993      30
Marshall           TX     864,650           0      19,300     864,650      883,950      262,998     1964       1986      40
McKinney           TX   1,455,904           0   1,318,310   1,455,904    2,774,214      427,672     1967       1987      40
Mount Pleasant     TX   2,504,551           0      39,960   2,504,551    2,544,511      466,124     1970       1993      30
Nacogdoches        TX   1,103,814           0     135,000   1,103,814    1,238,814      227,662     1973       1990      40
New Boston         TX   2,366,334           0      44,246   2,366,334    2,410,580      440,401     1966       1993      30
Omaha              TX   1,579,149           0      27,907   1,579,149    1,607,056      293,897     1970       1993      30
San Antonio        TX   2,033,293           0      32,000   2,033,293    2,065,293      419,367     1963       1990      40
San Antonio        TX   1,635,932           0     221,000   1,635,932    1,856,932      337,411     1965       1990      40
Sherman            TX   2,075,495           0      67,200   2,075,495    2,142,695      386,272     1971       1993      30
Texarkana          TX   1,243,520           0      87,270   1,243,520    1,330,790      441,154     1983       1986      35
Waxahachie         TX   3,493,338           0     318,798   3,493,338    3,812,136      997,057     1976       1987      40
Annandale          VA   7,752,000           0     487,000   7,752,000    8,239,000    2,880,528     1961       1985      35
Charlottesville    VA   4,620,250           0     362,000   4,620,250    4,982,250    1,716,817     1966       1985      35
Petersburg         VA   2,214,500           0      93,000   2,214,500    2,307,500      822,876     1973       1985      35
Petersburg         VA   2,944,750           0      94,000   2,944,750    3,038,750    1,094,225     1977       1985      35
Battleground       WA   2,225,787           0      84,100   2,225,787    2,309,887      667,736     1963       1986      40
Kennewick          WA   4,459,371           0     297,000   4,459,371    4,756,371      198,194     1959       1997      30
Moses Lake         WA   2,384,662           0     164,000   2,384,662    2,548,662      344,451     1988       1994      30
Moses Lake         WA   4,306,902   1,325,841     304,000   5,632,743    5,936,743      578,833     1972       1994      35
Seattle            WA   5,752,182           0   1,222,737   5,752,182    6,974,919      647,120     1993       1994      40
Shelton            WA   4,531,761           0     326,528   4,531,761    4,858,289        9,085     1998       1998      40
Tacoma             WA   1,503,190           0     575,000   1,503,190    2,078,190      450,957     1939       1987      40
Chilton            WI   2,275,183           0      54,953   2,275,183    2,330,136      807,148     1964       1986      35
Florence           WI   1,529,108           0      14,984   1,529,108    1,544,092      542,469     1971       1986      35
Green Bay          WI   2,254,673           0     299,765   2,254,673    2,554,438      799,872     1969       1986      35
Oconto             WI   2,070,879           0      49,976   2,070,879    2,120,855      734,669     1972       1986      35
Sheboygan          WI   1,696,673           0     219,243   1,696,673    1,915,916      597,875     1969       1986      35
Shorewood          WI   5,743,643           0     705,880   5,743,643    6,449,523    2,023,950     1971       1986      35
St. Francis        WI     535,325           0      79,725     535,325      615,050      188,637     1968       1986      35
Tomah              WI   1,745,000           0     115,000   1,745,000    1,860,000      648,416     1975       1985      35
Wisconsin Dells    WI   1,697,231           0      81,432   1,697,231    1,778,663      598,072     1972       1986      35
                      -----------  ----------  ---------- -----------  ----------- ------------
                      463,085,685  11,800,224  47,177,234 474,885,909  522,063,143  103,177,921
                      -----------  ----------  ---------- -----------  ----------- ------------
Assisted
 Living
 Facilities:
Decatur            AL   1,824,028           0   1,484,000   1,824,028    3,308,028      117,254     1987       1996      35
Hanceville         AL   2,447,169           0     197,000   2,447,169    2,644,169      142,751     1996       1996      40
Benton             AR   1,478,123           0     182,000   1,478,123    1,660,123       24,635     1988       1998      35
Chandler           AZ   2,752,714           0     505,000   2,752,714    3,257,714       30,418     1998       1998      40
Mesa               AZ   1,391,652   2,700,025     519,000   4,091,677    4,610,677      326,437     1985       1996      35
Capistrano         CA   3,833,162     117,529   1,225,000   3,950,691    5,175,691      401,569     1985       1995      35
Capistrano         CA   6,344,458      75,362     700,000   6,419,820    7,119,820      543,811     1985       1995      35
Carmichael         CA   7,928,799     755,452   1,500,000   8,684,251   10,184,251    1,009,407     1983       1995      30
Chula Vista        CA   6,280,839      72,030     950,000   6,352,869    7,302,869      568,266     1989       1995      35
Encinitas          CA   5,016,511     126,382   1,000,000   5,142,893    6,142,893      557,885     1984       1995      35
Mission Viejo      CA   3,544,429      17,267     900,000   3,561,696    4,461,696      362,882     1985       1995      35
Novato             CA   3,657,065     144,759   2,500,000   3,801,824    6,301,824      386,023     1978       1995      30
Placentia          CA   3,800,106     183,501   1,320,000   3,983,607    5,303,607      453,902     1983       1995      30
Rancho Cucamonge   CA   4,155,552     148,626     610,000   4,304,178    4,914,178      425,449     1987       1995      35
San Dimas          CA   3,576,323     224,786   1,700,000   3,801,109    5,501,109      377,501     1975       1995      30
San Jose           CA   7,251,670           0     850,000   7,251,670    8,101,670      135,969     1998       1998      40
Santa Maria        CA   2,649,424      37,789   1,500,000   2,687,213    4,187,213      279,661     1977       1995      30
Vista              CA   3,700,603      82,037     350,000   3,782,640    4,132,640      359,781     1980       1996      30

                     Initial Cost    Cost           Gross Amount at which
                      to Company  Capitalized   Carried at Close of Period(1)                                   Life on
                     ------------ Subsequent  ----------------------------------            Original             which
Facility Type        Building and     to                Building and              Accum.  Construction   Date   Depr. is
and Location         Improvements Acquisition  Land(2)  Improvements    Total     Depr.       Date     Acquired Computed
-------------        ------------ ----------- --------- ------------ ----------- -------- ------------ -------- --------
Aurora            CO $ 7,922,586  $        0  $ 919,116 $ 7,922,586  $ 8,841,702 $792,259     1983       1995      30
Boulder           CO   4,738,529           0    184,356   4,738,529    4,922,885  406,160     1992       1995      40
Boulder           CO   4,811,336           0    832,530   4,811,336    5,643,866  360,850     1985       1995      35
Brighton          CO   2,158,078           0    210,000   2,158,078    2,368,078   80,928     1997       1997      40
Gainesville       FL   2,699,035           0    356,000   2,699,035    3,055,035   95,591     1997       1997      40
Gainesville       FL   3,308,524           0    310,047   3,308,524    3,618,571        0     1998       1998      40
Hudson            FL   8,137,951     549,771  1,665,000   8,687,722   10,352,722  678,224     1987       1996      35
Jacksonville      FL   2,375,479           0    366,000   2,375,479    2,741,479  103,927     1997       1997      40
Jacksonville      FL   2,770,454           0    226,000   2,770,454    2,996,454   86,577     1997       1997      40
LeHigh Acres      FL   2,599,506           0    307,000   2,599,506    2,906,506   75,819     1997       1997      40
Naples            FL   4,083,955           0  1,182,453   4,083,955    5,266,408  144,640     1997       1997      40
North Miami       FL   3,467,124           0    261,000   3,467,124    3,728,124  404,498     1970       1995      30
Palm Coast        FL   2,579,797           0    406,000   2,579,797    2,985,797   64,495     1997       1997      40
Panama City       FL   2,658,760           0    353,000   2,658,760    3,011,760   27,695     1998       1998      40
Pensacola         FL   1,580,083     400,000    170,000   1,980,083    2,150,083  156,416     1979       1996      30
Port Charlotte    FL   2,655,252           0    245,000   2,655,252    2,900,252   88,508     1997       1997      40
Punta Gorda       FL   2,691,405           0    210,000   2,691,405    2,901,405   95,321     1997       1997      40
Rotunda           FL   2,628,072           0    267,000   2,628,072    2,895,072   65,702     1997       1997      40
St. Petersburg    FL   2,396,070     984,802  2,000,000   3,380,872    5,380,872  242,408     1993       1995      40
Travares          FL   2,466,463           0    156,000   2,466,463    2,622,463  102,771     1997       1997      40
Venice            FL   2,534,967           0    376,000   2,534,967    2,910,967   73,937     1997       1997      40
Winter Haven      FL   2,530,512           0    287,000   2,530,512    2,817,512   79,079     1997       1997      40
Boise             ID   5,586,258   5,670,090    543,691  11,256,348   11,800,039  687,232     1978       1995      30
Oak Park          IL  10,473,486           0    603,000  10,473,486   11,076,486  523,674     1993       1997      40
Carmel            IN   3,843,258           0    804,659   3,843,258    4,647,917   64,054     1998       1998      40
Lawrence          KS   3,821,694           0    932,000   3,821,694    4,753,694   63,695     1995       1998      40
Salina            KS   1,921,388           0    200,000   1,921,388    2,121,388   84,061     1997       1997      40
Salina            KS   2,886,947           0    329,000   2,886,947    3,215,947   54,989     1989       1998      35
Topeka            KS   2,955,082           0    424,000   2,955,082    3,379,082   65,669     1986       1998      30
Murray            KY   2,544,039           0    110,000   2,544,039    2,654,039   66,738     1998       1998      40
Centerville       MA   4,782,428           0  1,704,760   4,782,428    6,487,188   59,780     1998       1998      40
Pittsfield        MA   9,051,893           0  1,758,084   9,051,893   10,809,977  113,149     1998       1998      40
Riverview         MI   6,938,730      66,611    300,000   7,005,341    7,305,341  759,956     1987       1995      35
Jackson           MO   2,114,938           0    414,000   2,114,938    2,528,938   55,391     1990       1998      35
Hickory           NC   2,531,199           0    385,000   2,531,199    2,916,199   47,460     1997       1998      40
Deptford          NJ   3,429,878           0    655,000   3,429,878    4,084,878   21,437     1998       1998      40
Sparks(3)         NV   5,119,174           0    505,000   5,119,174    5,624,174  146,262     1991       1997      40
Sparks(4)         NV   7,277,602           0    714,000   7,277,602    7,991,602  181,940     1993       1997      40
Dayton            OH   1,916,264           0    270,000   1,916,264    2,186,264   51,899     1997       1997      40
Dublin            OH   5,789,013           0    355,975   5,789,013    6,144,988   60,302     1998       1998      40
Fairfield         OH   1,917,248           0    270,000   1,917,248    2,187,248   67,903     1997       1997      40
Greenville        OH   2,310,800           0    215,000   2,310,800    2,525,800   81,841     1997       1997      40
Lancaster         OH   2,083,762           0    350,000   2,083,762    2,433,762   17,365     1998       1998      40
Newark            OH   2,047,242           0    225,000   2,047,242    2,272,242   76,772     1997       1997      40
Sharonville       OH   4,012,894      37,045    225,000   4,049,939    4,274,939  439,507     1987       1995      35
Springdale        OH   2,091,938           0    440,000   2,091,938    2,531,938   65,373     1997       1997      40
Urbana            OH   2,117,731           0    150,000   2,117,731    2,267,731   61,767     1997       1997      40
Youngstown        OH   2,190,692           0    470,000   2,190,692    2,660,692   13,692     1998       1998      40
Broken
 Arrow            OK   1,444,901           0    178,000   1,444,901    1,622,901   72,245     1996       1997      40
Oklahoma
 City             OK   3,897,246     481,666    392,000   4,378,912    4,770,912  658,501     1982       1994      30
Oklahoma
 City             OK   1,531,497           0    175,000   1,531,497    1,706,497   76,575     1996       1997      40
Albany(5)         OR   2,465,356           0     92,160   2,465,356    2,557,516  246,536     1984       1995      35
Albany            OR   3,656,555   4,530,805    511,290   8,187,360    8,698,650  578,870     1968       1995      30
Forest
 Grove(6)         OR   3,151,903           0    401,187   3,151,903    3,553,090  270,163     1994       1995      40
Gresham           OR   4,646,900           0          0   4,646,900    4,646,900  398,306     1988       1995      35
McMinnville(7)    OR   3,975,918           0    760,000   3,975,918    4,735,918  298,194     1989       1995      35
Medford           OR   4,325,518           0    313,389   4,325,518    4,638,907  324,414     1990       1995      35
Clinton           SC   2,558,952           0     87,000   2,558,952    2,645,952   15,993     1997       1998      40
Columbia          SC   2,664,229           0    210,000   2,664,229    2,874,229   49,954     1997       1998      40
Greenwood         SC   2,646,418           0    107,000   2,646,418    2,753,418   16,540     1998       1998      40
Greer             SC   2,388,964           0    375,000   2,388,964    2,763,964   19,908     1998       1998      40
Brentwood         TN   2,301,599           0    600,000   2,301,599    2,901,599  206,185     1995       1995      40
Germantown        TN   4,614,050           0    754,839   4,614,050    5,368,889   38,450     1998       1998      40
Corsicana         TX   1,494,497           0    117,000   1,494,497    1,611,497   77,838     1996       1996      40

                      Initial Cost    Cost             Gross Amount at which
                       to Company  Capitalized     Carried at Close of Period(1)                                       Life on
                      ------------ Subsequent  -------------------------------------               Original             which
Facility Type         Building and     to                  Building and                Accum.    Construction   Date   Depr. is
and Location          Improvements Acquisition   Land(2)   Improvements    Total        Depr.        Date     Acquired Computed
-------------         ------------ ----------- ----------- ------------ ------------ ----------- ------------ -------- --------
Dallas             TX    3,499,928     718,334     308,000    4,218,262    4,526,262     622,376     1982       1994      30
Denton             TX    1,425,035           0     185,000    1,425,035    1,610,035      74,221     1996       1996      40
Ennis              TX    1,408,954           0     119,000    1,408,954    1,527,954      73,383     1996       1996      40
Houston            TX    7,190,231           0   1,235,468    7,190,231    8,425,699      89,878     1998       1998      40
Lewisville         TX    1,891,780           0     260,000    1,891,780    2,151,780      74,883     1997       1997      40
Mansfield          TX    1,574,961           0     225,000    1,574,961    1,799,961      78,748     1996       1997      40
Paris              TX    1,464,890           0     166,000    1,464,890    1,630,890      76,296     1996       1996      40
Pearland           TX    7,919,696           0     492,656    7,919,696    8,412,352      98,996     1998       1998      40
Richland Hills     TX    1,616,047           0     223,000    1,616,047    1,839,047      80,802     1996       1997      40
Richland Hills     TX    2,204,105           0      65,000    2,204,105    2,269,105           0     1998       1998      40
Weatherford        TX    1,595,983           0     145,000    1,595,983    1,740,983      66,499     1996       1997      40
Bellevue           WA    4,460,365           0     765,960    4,460,365    5,226,325      43,205     1998       1998      40
Richland           WA    6,051,886     118,689     172,102    6,170,575    6,342,677     522,620     1990       1995      35
Tacoma             WA    5,207,688           0     402,500    5,207,688    5,610,188     195,288     1997       1997      40
Yakima             WA    5,247,778           0     500,000    5,247,778    5,747,778     128,057     1997       1997      40
Menomonee
 Falls(8)          WI   13,190,259           0   4,161,000   13,190,259   17,351,259     471,081     1990       1997      30
West Allis(9)      WI    8,117,356   2,911,035     682,000   11,028,391   11,710,391     284,636     1996       1997      30
                      ------------ ----------- ----------- ------------ ------------ -----------
                       369,013,588  21,154,393  57,816,222  390,167,981  447,984,203  20,990,955
                      ------------ ----------- ----------- ------------ ------------ -----------
CCRCs:
Palm Desert        CA    9,099,576   1,473,653   1,600,000   10,573,229   12,173,229   1,111,116     1989       1994      40
Sterling           CO    2,715,537           0     400,000    2,715,537    3,115,537     429,960     1979       1994      30
Lawrenceville      GA   10,769,289           0     722,850   10,769,289   11,492,139      25,708     1998       1998      40
Andover(11)        KS   12,514,390           0     687,000   12,514,390   13,201,390     496,282     1987       1997      35
Norton             MA    8,270,820   2,121,943   1,350,659   10,392,763   11,743,422     292,698     1968       1996      30
College Station    TX    6,007,214           0     833,000    6,007,214    6,840,214      62,575     1994       1998      40
Corpus Christi     TX   14,923,859  11,928,630   1,848,000   26,852,489   28,700,489     926,539     1985       1997      40
Glendale(12)       WI   22,905,471           0   3,824,000   22,905,471   26,729,471     788,969     1988       1997      30
Waukesha(13)       WI   28,561,890   1,826,824   7,233,000   30,388,714   37,621,714   1,151,931     1973       1997      30
                      ------------ ----------- ----------- ------------ ------------ -----------
                       115,768,046  17,351,050  18,498,509  133,119,096  151,617,605   5,285,778
                      ------------ ----------- ----------- ------------ ------------ -----------
Residential Care
 Facilities for
 the Elderly:
Costa Mesa         CA      229,483           0      60,000      229,483      289,483       9,562     1970       1997      30
Irvine             CA      338,141           0      78,000      338,141      416,141      11,253     1976       1997      30
Irvine             CA      340,515           0      90,000      340,515      430,515      14,188     1975       1997      30
Laguna Hills       CA      208,481           0      72,000      208,481      280,481       8,687     1977       1997      30
Laguna Niguel      CA      347,937           0      86,000      347,937      433,937       3,866     1973       1998      30
Lake Forest        CA      167,492           0     160,000      167,492      327,492       6,979     1975       1997      30
Lake Forest        CA      186,473           0      64,000      186,473      250,473       7,770     1973       1997      30
Murieta            CA      201,704           0      49,694      201,704      251,398       4,802     1990       1998      35
Murieta            CA      154,296           0      37,842      154,296      192,138       3,673     1990       1998      35
Murieta            CA      201,704           0      49,694      201,704      251,398       4,802     1990       1998      35
Murieta            CA      144,172           0      35,311      144,172      179,483       3,432     1990       1998      35
Murieta            CA      127,461           0      31,133      127,461      158,594       3,034     1990       1998      35
Murieta            CA      117,307           0      28,326      117,307      145,633         838     1988       1998      35
Newport Beach      CA      302,170           0      69,000      302,170      371,170      10,930     1962       1997      30
Newport Beach      CA      444,731           0     111,000      444,731      555,731      14,824     1965       1997      30
Newport Beach      CA      518,572           0     128,000      518,572      646,572      14,404     1964       1998      30
Yorba Linda        CA      316,419           0      78,000      316,419      394,419       1,507     1982       1998      30
                      ------------ ----------- ----------- ------------ ------------ -----------
                         4,347,058           0   1,228,000    4,347,058    5,575,058     124,551
                      ------------ ----------- ----------- ------------ ------------ -----------
Rehabilitation
 Hospitals:
Scottsdale         AZ    5,874,213           0     241,762    5,874,213    6,115,975   1,554,219     1986       1988      40
Tucson             AZ    9,434,562           0   1,275,438    9,434,562   10,710,000   1,542,944     1992       1992      40
                      ------------ ----------- ----------- ------------ ------------ -----------
                        15,308,775           0   1,517,200   15,308,775   16,825,975   3,097,163
                      ------------ ----------- ----------- ------------ ------------ -----------

                    Initial Cost     Cost               Gross Amount at which
                     to Company   Capitalized       Carried at Close of Period(1)
                   -------------- Subsequent  ------------------------------------------                Original
Facility Type       Building and      to                    Building and                              Construction   Date
and Location        Improvements  Acquisition   Land(2)     Improvements      Total      Accum. Depr.     Date     Acquired
-------------       ------------  ----------- ------------ -------------- -------------- ------------ ------------ --------
Clinics:
Heflin          AL $    2,099,598 $    83,012 $    248,000 $    2,182,610 $    2,430,610 $    246,136     1997       1997
Cedar Park      TX      2,406,154           0      872,915      2,406,154      3,279,069      204,414     1998       1998
Pflugerville    TX      2,219,447           0      995,000      2,219,447      3,214,447      189,102     1998       1998
                   -------------- ----------- ------------ -------------- -------------- ------------
                        6,725,199      83,012    2,115,915      6,808,211      8,924,126      639,652
                   -------------- ----------- ------------ -------------- -------------- ------------
Construction
 in Progress:          70,363,033           0   20,034,562     70,363,033     90,397,595            0
                   -------------- ----------- ------------ -------------- -------------- ------------
GRAND TOTAL        $1,044,611,384 $50,388,679 $148,387,642 $1,095,000,063 $1,243,387,705 $133,316,020
                   ============== =========== ============ ============== ============== ============
               Life on
                which
Facility Type  Depr. is
and Location   Computed
-------------  --------
Clinics:
Heflin            40
Cedar Park        40
Pflugerville      40
Construction
 in Progress:
GRAND TOTAL

-------
 (1)  Also represents the approximate cost for Federal income tax purposes.
 (2) Gross amount at which land is carried at close of period also represents initial cost to the Company.
 (3) Real estate is security for notes payable in the aggregate of $3,683,218 at 12/31/98.
 (4) Real estate is security for notes payable in the aggregate of $3,204,878 at 12/31/98.
 (5) Real estate is security for notes payable in the aggregate of $2,088,948 at 12/31/98.
 (6) Real estate is security for notes payable in the aggregate of $3,366,783 at 12/31/98.
 (7) Real estate is security for notes payable in the aggregate of $3,601,226 at 12/31/98.
 (8) Real estate is security for notes payable in the aggregate of $11,035,786 at 12/31/98.
 (9) Real estate is security for notes payable in the aggregate of $8,328,342 at 12/31/98.
(10) Real estate is security for notes payable in the aggregate of $2,255,000 at 12/31/98.
(11) Real estate is security for notes payable in the aggregate of $2,700,000 at 12/31/98.
(12) Real estate is security for notes payable in the aggregate of $13,124,316 at 12/31/98.
(13) Real estate is security for notes payable in the aggregate of $11,234,408 at 12/31/98.

                                                       Real Estate  Accumulated
                                                       Properties   Depreciation
                                                       -----------  ------------
                                                            (in thousands)
     Balances at December 31, 1995:                    $  592,727     $ 73,722
       Acquisitions..................................      48,963       15,797
       Improvements..................................      10,319          448
       Sales.........................................         --           --
                                                       ----------     --------
     Balances at December 31, 1996:                       652,009       89,967
                                                       ----------     --------
       Acquisitions..................................     304,213       18,665
       Improvements..................................      15,608          574
       Sales.........................................     (11,299)      (2,129)
                                                       ----------     --------
     Balances at December 31, 1997:                       960,531      107,077
                                                       ----------     --------
       Acquisitions..................................     261,702       26,193
       Improvements..................................      26,800        1,016
       Reclassifications.............................       3,500          --
       Impairment of long-lived assets...............      (5,000)         --
       Sales.........................................      (4,145)        (970)
                                                       ----------     --------
     Balances at December 31, 1998:                    $1,243,388     $133,316
                                                       ==========     ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  See Item 1 for details regarding executive officers. Details regarding directors are incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1999, filed or to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1999, filed or to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1999, filed or to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 19, 1999, filed or to be filed pursuant to Regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) Financial Statements.

    Report of Independent Public Accountants
    Consolidated Balance Sheets at December 31, 1998 and 1997
    Consolidated Statements of Operations for the years ended December 31,
       1998, 1997 and 1996
    Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows for the years ended December 31,
       1998, 1997 and 1996.
    Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

       Report of Independent Public Accountants
       Schedule III Real Estate and Accumulated Depreciation

  (b)  Reports on Form 8-K

    A Form 8-K dated September 22, 1998 was filed on October 8, 1998 with respect to the direct placement of 1,500,000 shares of common stock issued and sold on September 25, 1998 which resulted in net proceeds of approximately $30,000,000.

    A Form 8-K dated October 16, 1998 was filed with respect to the acquisition of assets during the period January 1, 1998 through October 1, 1998, including audited proforma statements of income for the acquired facilities and unaudited proforma financial statements for the Company giving effect to the acquisitions.

  (c) Exhibits

 Exhibit No.                             Description
 -----------                             -----------
   2.        Plan of Acquisition, Reorganization, Arrangement, Liquidation or
             Succession
   2.1       Agreement to Merge, dated August 19, 1997, among the Company,
             Laureate Investments, Inc. and Laureate Properties, Inc., filed as
             Exhibit 2.1 to the Company's Form 8-K dated October 7, 1997, and incorporated herein by this reference.
   3.        Articles of Incorporation and Bylaws
   3.1(a)    Restated Articles of Incorporation, filed as Exhibit 3.1 to the
             Company's Registration Statement on Form S-11 (No. 33-1128),
             effective December 19, 1985, and incorporated herein by this reference.
   3.1(b)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1 to the
             Company's Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.
   3.1(c)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(c) to the
             Company's Registration Statement on Form S-11 (No. 33-32251),
             effective January 23, 1990, and incorporated herein by this reference.
   3.1(d)    Articles of Amendment of Amended and Restated Articles of
             Incorporation of the Company, filed as Exhibit 3.1(d) to the
             Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.
   3.1(e)    Articles Supplementary to the Registrant's Amended and Restated
             Articles of Incorporation, dated September 24, 1997, filed as
             Exhibit 3.1 to the Company's Form 8-K dated September 24, 1997, and incorporated herein by this reference.
   3.2       Bylaws of the Company as amended January 19, 1996, filed as
             Exhibit 3.2 to the Company's Form 10-K for the year ended December
             31, 1995, and incorporated herein by this reference.
   3.3       Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30,
             1998, and incorporated herein by this reference.
   4.        Instruments Defining Rights of Security Holders, Including
             Indentures
   4.1       Indenture dated as of November 16, 1992, between Nationwide Health
             Properties, Inc., Issuer to The Chase Manhattan Bank (National
             Association), Trustee, filed as Exhibit 4.1 to the Company's Form
             S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.
   4.2       Indenture dated as of June 30, 1993, between the Company and First
             Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-64798),
             effective July 12, 1993, and incorporated herein by this
             reference.
   4.3       First Supplemental Indenture dated November 15, 1993, between the
             Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company's Form 8-K dated November 15, 1993, and incorporated by reference herein.
   4.4       Indenture dated as of January 12, 1996, between the Company and
             The Bank of New York, as Trustee, filed as Exhibit 4.1 to the
             Company's Registration Statement on Form S-3 (No 33-65423) dated
             December 27, 1995, and incorporated herein by this reference.
  10.        Material Contracts
  10.1       Master Lease Document--General Terms and Conditions dated December
             30, 1985, for Leases between various subsidiaries of Beverly as
             Lessees and the Company as Lessor, filed as Exhibit 10.3 to the
             Company's Form 10-K for the year ended December 31, 1985, and incorporated herein by this reference.

 Exhibit No.                             Description
 -----------                             -----------
  10.2       Guaranty by and between the Company and Beverly filed as Exhibit
             10.7 to the Company's Registration Statement on Form S-11 (No. 33-
             1128), effective December 19, 1985, and incorporated herein by this reference.
  10.3       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of August 1, 1986, of
             Beverly as Guarantor in favor of the Company filed as Exhibit 10.3 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.
  10.4       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases and Contract of Acquisition, dated as of November 1, 1986, of Beverly as Guarantor in favor of the Company filed as Exhibit
             10.4 to the Company's Registration Statement on Form S-11 (No. 33-
             32251), effective January 23, 1990, and incorporated herein by this reference.
  10.5       Corporate Guaranty of Obligations of Subsidiaries pursuant to
             Leases, dated as of July 31, 1987, of Beverly as Guarantor in favor of the Company filed as Exhibit 10.5 to the Company's
             Registration Statement on Form S-11 (No. 33-32251), effective
             January 23, 1990, and incorporated herein by this reference.
  10.6       1989 Stock Option Plan of the Company as Amended and Restated
             January 19, 1996, filed as Exhibit 10.6 to the Company's 10-K for the year ended December 31, 1996, and incorporated herein by this reference.
  10.7       The Company's Retirement Plan for Directors effective July 26,
             1991 filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
  10.8       Deferred Compensation Plan of the Company effective September 1,
             1991 filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.
  10.9       Commercial and Multi-family Mortgage Loan Sale Agreement dated as of June 5, 1992 by and between Resolution Trust Corporation, as
             Receiver, and Nationwide Health Properties, Inc. filed as Exhibit
             A to the Company's Form 8-K dated May 29, 1992, and incorporated herein by this reference.
  10.10      Credit Agreement dated as of May 20, 1993 between the Company and
             Wells Fargo Bank National Association, National Westminster Bank
             USA, The Daiwa Bank Limited and Sanwa Bank of California filed as
             Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June
             30, 1993, and incorporated herein by this reference.
  10.10(a)   Amendment Number One to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited, and Sanwa
             Bank California filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1994, and incorporated herein by this reference.
  10.10(b)   Amendment Number Two to Credit Agreement dated as of May 20, 1993 between the Company and Wells Fargo Bank, National Association,
             National Westminster Bank USA, The Daiwa Bank, Limited and Sanwa
             Bank California, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1995, and incorporated herein by this reference.
  10.10(c)   Amendment Number Three to Credit Agreement dated as of January 22,
             1996 between the Company and Wells Fargo Bank, National
             Association, National Westminster Bank USA, The Daiwa Bank,
             Limited and Sanwa Bank California, filed as Exhibit 10.10 (c) to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

 Exhibit No.                             Description
 -----------                             -----------
  10.10(d)   Amendment Number Four and Waiver to Credit Agreement dated
             December 10, 1996 between the Company and Wells Fargo Bank,
             National Association, The Sumitomo Bank Limited, The Bank of New
             York, Sanwa Bank California and BHF-Bank Aktiengesellschaft, filed as Exhibit 10.10 (d) to the Company's Form 10-K for the year ended
             December 31, 1996, and incorporated herein by this reference.
  10.10(e)   Amendment Number Five to Credit Agreement dated April 1, 1997 between the Company and Wells Fargo Bank, National Association,
             The Sumitomo Bank Limited, The Bank of New York, Sanwa Bank
             California and BHF-Bank Aktiengesellschaft, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by this reference.
  10.10(f)   Amendment Number Six to Credit Agreement dated August 15, 1997 between the Company and Wells Fargo Bank, National Association,
             the Sumitomo Bank Limited, The Bank of New York, Sanwa Bank
             California and BHF-Bank Aktiengesellschaft, filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30,
             1997, and incorporated herein by this reference.
  10.10(g)   Amendment Number Seven and Restatement of Amendments One through
             Six to Credit Agreement dated as of April 6, 1997 between the
             Company and Wells Fargo Bank, National Association, The Bank of
             New York, Sanwa Bank California, the Sumitomo Bank Limited and
             BHF-Bank Aktiengesellschaft, filed as Exhibit 10.1 to the
             Company's 10-Q for the quarter ended June 30, 1998, and
             incorporated herein by this reference.
  10.10(h)   Assumption Agreement dated as of May 28, 1998 between the Company and Wells Fargo Bank, National Association, The Bank of New York,
             Sanwa Bank California and Nationsbank, N.A., filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by this reference.
  10.10(i)   Amendment Number Eight to Credit Agreement dated as of January 29,
             1999 between the Company and Wells Fargo Bank, National
             Association, The Bank of New York, Nationsbank, N.A. and Sanwa
             Bank of California.
  10.11      Form of Indemnity Agreement between officers and directors of the
             Company including John C. Argue, David R. Banks, Milton J. Brock,
             Jr., Sam A. Brooks, Jr., Charles D. Miller and Jack D. Samuelson,
             R. Bruce Andrews, Mark L. Desmond, Stephen J. Insoft, Don M.
             Pearson, Gary E. Stark, and T. Andrew Stokes, and John J. Sheehan,
             Jr., filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  10.12      Executive Employment Security Policy, filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  10.13      Employment agreement entered into by and between Nationwide Health
             Properties, Inc. and R. Bruce Andrews dated as of February 25,
             1998.
  10.14      Employment agreement entered into by and between Nationwide Health
             Properties, Inc. and T. Andrew Stokes dated as of February 25,
             1998.
  10.15      Employment agreement entered into by and between Nationwide Health
             Properties, Inc. and Mark L. Desmond dated as of February 25,
             1998.
  21.        Subsidiaries of the Company
  23.        Consents of Experts and Counsel
  23.1       Consent of Arthur Andersen LLP
  27.        Financial Data Schedule

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

Dated: March 8, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             Signature                           Title                  Date
             ---------                           -----                  ----
     /s/ Charles D. Miller           Chairman and Director          March 8, 1999
____________________________________
         Charles D. Miller

      /s/ R. Bruce Andrews           President, Chief Executive     March 8, 1999
____________________________________  Officer and Director
          R. Bruce Andrews            (Principal Executive
                                      Officer)

      /s/ Mark L. Desmond            Senior Vice President and      March 8, 1999
____________________________________  Chief Financial Officer
          Mark L. Desmond             (Principal Financial and
                                      Accounting Officer)

       /s/ John C. Argue             Director                       March 8, 1999
____________________________________
           John C. Argue

       /s/ David R. Banks            Director                       March 8, 1999
____________________________________
           David R. Banks

       /s/ Sam A. Brooks             Director                       March 8, 1999
____________________________________
           Sam A. Brooks

     /s/ Jack D. Samuelson           Director                       March 8, 1999
____________________________________
         Jack D. Samuelson

                                                                     APPENDIX 1

                           BEVERLY ENTERPRISES, INC.

  SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF BEVERLY ENTERPRISES, INC. ("BEVERLY") WHICH IS TAKEN FROM BEVERLY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE BEVERLY QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AS FILED WITH THE COMMISSION.

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

                                     A-1-1

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------- ------------
Total current assets.................................  $  599,820    $  626,318
Property and equipment, net..........................   1,148,711     1,158,329
Total other assets...................................     450,422       288,822
                                                       ----------    ----------
Total assets.........................................  $2,198,953    $2,073,469
                                                       ==========    ==========
Total current liabilities............................  $  335,952    $  344,017
Long-term obligations................................     818,775       686,941
Other liabilities and deferred items.................     175,680       180,006
Total stockholders' equity...........................     868,546       862,505
                                                       ----------    ----------
Total liabilities and stockholders' equity...........  $2,198,953    $2,073,469
                                                       ==========    ==========

                                     A-1-2

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)

                                                        Years ended December
                                      Nine months ended          31,
                                        September 30,   ---------------------
                                            1998           1997       1996
                                      ----------------- ---------- ----------
Revenues.............................    $2,115,710     $3,230,300 $3,281,028
Costs and expenses:
  Operating and administrative.......     1,899,295      2,888,021  2,958,942
  Interest...........................        48,869         82,713     91,111
  Depreciation and amortization......        69,947        107,060    105,468
  Transaction costs..................           --          44,000        --
  Year 2000 remediation..............         3,875            --         --
                                         ----------     ---------- ----------
                                          2,021,986      3,121,794  3,155,521
Income (loss) before provision for
 income taxes and extraordinary
 charge..............................        93,724        108,506    125,507
Provision for income taxes...........        32,803         49,913     73,481
Extraordinary charge, net of income
 taxes...............................           --             --      (1,726)
                                         ----------     ---------- ----------
Net income (loss)....................    $   60,921     $   58,593 $   50,300
                                         ==========     ========== ==========
Income (loss) per share of common
 stock:
Basic:
  Before extraordinary charge........    $      .58     $      .57 $      .53
  Extraordinary charge...............           --             --        (.02)
                                         ----------     ---------- ----------
Net income per share.................    $      .58     $      .57 $      .51
                                         ==========     ========== ==========
Shares used to compute per share
 amounts.............................    $  104,225        102,060     98,574
                                         ==========     ========== ==========
Diluted:
  Before extraordinary charge........    $      .58     $      .57 $      .50
  Extraordinary change...............           --             --        (.01)
                                         ----------     ---------- ----------
Net income per share.................    $      .58     $      .57 $      .49
                                         ==========     ========== ==========
Shares used to compute per share
 amounts.............................    $  105,391     $  103,422 $  110,726
                                         ==========     ========== ==========

                                     A-1-3

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                   Nine months ended Years ended December 31,
                                     September 30,   --------------------------
                                         1998            1997         1996
                                   ----------------- ------------  ------------
Cash flows from operating
 activities:
  Net income......................     $  60,921     $     58,593  $    50,300
                                       ---------     ------------  -----------
  Adjustments to reconcile net
   income to net cash provided by
   operating activities...........       (28,649)          85,611       82,880
                                       ---------     ------------  -----------
Net cash provided by operating
 activities.......................        32,272          144,204      133,180
                                       ---------     ------------  -----------
Net cash provided by (used for)
 investing activities.............      (189,788)         230,853      (91,501)
                                       ---------     ------------  -----------
Net cash provided by (used for)
 financing activities.............        75,824         (339,588)     (28,221)
                                       ---------     ------------  -----------
Net increase (decrease) in cash
 and cash equivalents.............       (81,692)          35,469       13,458
Cash and cash equivalents at
 beginning of period..............       105,230           69,761       56,303
                                       ---------     ------------  -----------
Cash and cash equivalents at end
 of period........................     $  23,538     $    105,230  $    69,761
                                       =========     ============  ===========


                                     A-1-4