Form 10-Q
period 1999-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 1999-05-12
CIK 780053

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from         to

                        Commission File Number: 1-9028

                               ----------------

                      NATIONWIDE HEALTH PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)


           Maryland                                        95-3997619
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)


     610 Newport Center Drive, Suite 1150 Newport Beach, California 92660
                   (Address of principal executive offices)

                                (949) 718-4400
             (Registrant's telephone number, including area code)

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Shares of registrant's common stock, $.10 par value, outstanding at April 30, 1999--46,216,484.

================================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q
                                 March 31, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                         PART I--FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS
         CONDENSED CONSOLIDATED BALANCE SHEETS..........................     2
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................     3
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................     4
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........     5
 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................     7
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....     9

                           PART II--OTHER INFORMATION

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    11

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (Unaudited)
                                                        (Dollars in thousands)
                        ASSETS
                        ------
Investments in real estate
 Real estate properties:
  Land................................................ $  150,426    $  148,388
  Buildings and improvements..........................  1,092,644     1,024,637
  Construction in progress............................     50,441        70,363
                                                       ----------    ----------
                                                        1,293,511     1,243,388
  Less accumulated depreciation.......................   (141,656)     (133,316)
                                                       ----------    ----------
                                                        1,151,855     1,110,072
  Mortgage loans receivable, net......................    206,484       206,613
                                                       ----------    ----------
                                                        1,358,339     1,316,685
Cash and cash equivalents.............................     14,442        16,182
Receivables...........................................      6,212         6,712
Other assets..........................................     20,209        17,724
                                                       ----------    ----------
                                                       $1,399,202    $1,357,303
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Bank borrowings....................................... $   61,500    $   42,000
Senior notes due 2000-2038............................    608,900       545,150
Convertible debentures................................        --         57,431
Notes and bonds payable...............................     64,720        64,623
Accounts payable and accrued liabilities..............     63,411        42,541
Stockholders' equity:
 Preferred stock $1.00 par value; 5,000,000 shares
  authorized;
  Issued and outstanding: 1999--1,000,000; 1998--
   1,000,000, stated at liquidation preference of $100
   per share..........................................    100,000       100,000
 Common stock $.10 par value; 100,000,000 shares
  authorized;
  Issued and outstanding: 1999--46,216,484; 1998--
   46,206,128.........................................      4,622         4,621
 Capital in excess of par value.......................    556,097       555,998
 Cumulative net income................................    451,374       433,644
 Cumulative dividends.................................   (511,422)     (488,705)
                                                       ----------    ----------
   Total stockholders' equity.........................    600,671       605,558
                                                       ----------    ----------
                                                       $1,399,202    $1,357,303
                                                       ==========    ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                              (Unaudited)
                                                             (In thousands
                                                           except per share
                                                               amounts)
   Revenues:
    Minimum rent........................................  $  29,396  $  23,790
    Interest and other income...........................      5,931      5,693
    Additional rent and additional interest.............      3,982      3,675
                                                          ---------  ---------
                                                             39,309     33,158
   Expenses:
    Interest and amortization of deferred financing
     costs..............................................     11,497      8,252
    Depreciation and non-cash charges...................      8,730      6,145
    General and administrative..........................      1,352      1,192
                                                          ---------  ---------
                                                             21,579     15,589
                                                          ---------  ---------
   Net income before gain on sale of properties.........     17,730     17,569
   Gain on sale of properties...........................        --       2,321
                                                          ---------  ---------
   Net income...........................................     17,730     19,890
   Preferred stock dividends............................     (1,919)    (1,919)
                                                          ---------  ---------
   Net income available to common stockholders..........  $  15,811  $  17,971
                                                          =========  =========
   Per share amounts:
    Basic/diluted income from continuing operations
     available to common stockholders...................  $     .34  $     .36
                                                          =========  =========
    Basic/diluted net income available to common
     stockholders.......................................  $     .34  $     .42
                                                          =========  =========
    Dividends paid per common share.....................  $     .45  $     .42
                                                          =========  =========
   Weighted average shares outstanding..................     46,214     43,265
                                                          =========  =========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months
                                                                    Ended
                                                                  March 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
                                                                 (Unaudited)
                                                               (In thousands)
Cash flow from operating activities:
  Net income.................................................. $17,730  $19,890
  Gain on sale of properties..................................     --    (2,321)
  Depreciation and non-cash charges...........................   8,730    6,145
  Amortization of deferred financing costs....................     220      225
  Net decrease in other assets and liabilities................  18,887    8,091
                                                               -------  -------
    Net cash provided by operating activities.................  45,567   32,030
Cash flow from investing activities:
Investment in real estate properties.......................... (50,123) (30,191)
  Disposition of real estate properties.......................     --     5,496
  Investment in mortgage loans receivable.....................     (96)    (707)
  Principal payments on mortgage loans receivable.............     544      532
                                                               -------  -------
    Net cash used in investing activities..................... (49,675) (24,870)
Cash flow from financing activities:
  Bank borrowings............................................. 106,100   33,900
  Repayment of bank borrowings................................ (86,600) (31,900)
  Issuance of senior unsecured debt...........................  63,750   15,000
  Dividends paid.............................................. (22,717) (20,115)
  Principal payments on notes and bonds....................... (57,543)     (83)
  Other, net..................................................    (622)    (107)
                                                               -------  -------
    Net cash provided by (used in) financing activities.......   2,368   (3,305)
                                                               -------  -------
Increase (decrease) in cash and cash equivalents..............  (1,740)   3,855
Cash and cash equivalents, beginning of period................  16,182   10,192
                                                               -------  -------
Cash and cash equivalents, end of period...................... $14,442  $14,047
                                                               =======  =======


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 1999
                                  (Unaudited)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year.

  (ii) The Company invests in healthcare related real estate and, as of March 31, 1999, had investments in 361 facilities located in 34 states. The facilities include 203 skilled nursing facilities, 115 assisted living facilities, 14 continuing care retirement communities, 24 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. The Company's facilities are operated by 60 different operators, including the following publicly traded companies: Alternative Living Services, Inc., American Retirement Corporation, ARV Assisted Living, Inc., Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Mariner Post-Acute Network, Newcare Health Corporation and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alternative Living Services, Inc. and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They accounted for 12% and 15%, respectively, of the Company's total revenues for the three months ended March 31, 1999.

  As of March 31, 1999, the Company had direct ownership of 161 skilled nursing facilities, 107 assisted living facilities, 9 continuing care retirement communities, 24 residential care facilities for the elderly, 2 rehabilitation hospitals and 3 medical clinics. Substantially all of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases.

  The Leases have initial terms ranging from 9 to 19 years, and generally the Leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most Leases contain provisions such that the total rent cannot decrease from one year to the next. Most Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and Leases covering 194 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, each lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of March 31, 1999, the Company held 33 mortgage loans secured by 42 skilled nursing facilities, 8 assisted living facilities and 5 continuing care retirement communities. As of March 31, 1999, the mortgage loans had a net book value of approximately $206,484,000 with individual outstanding balances ranging from approximately $511,000 to $21,500,000 and maturities ranging from 2003 to 2025.

  (iii) Basic earnings per share is computed by dividing income available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is calculated by

                      NATIONWIDE HEALTH PROPERTIES, INC.

deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding: dilutive stock options and dilutive convertible debentures. The effect of convertible debentures was not dilutive in 1999 and 1998.

                                                 Three Months Ended March 31,
                                                 -----------------------------
                                                      1999           1998
                                                 -------------- --------------
                                                 Income  Shares Income  Shares
                                                 ------- ------ ------- ------
                                                        (in thousands)
   Income before gain on sale of properties..... $17,730        $17,569
   Less: preferred stock dividends..............   1,919          1,919
                                                 -------        -------
   Amounts used to calculate Basic EPS..........  15,811 46,214  15,650 43,265
   Effect of dilutive securities:
     Stock options..............................     --     --      --       3
                                                 ------- ------ ------- ------
     Amounts used to calculate Diluted EPS...... $15,811 46,214 $15,650 43,268
                                                 ======= ====== ======= ======

  (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (v) During the three-month period ended March 31, 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During the first three months of 1999, the Company has provided new construction financing of approximately $45,698,000. Construction of 8 assisted living facilities was completed in the first three months of 1999, in which the Company's total aggregate investment was $69,819,000; $23,995,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing Leases. The Company also funded approximately $2,117,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities.

  During the three months ended March 31, 1999, the Company funded an additional $96,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company.

  During the three-month period ended March 31, 1999, the Company issued $63,750,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 7.75% and have a weighted average maturity of 8.1 years.

  During the three months ended March 31, 1999, $57,431,000 of the Company's 6.25% convertible debentures were repaid and the remaining $8,000 were converted into 356 shares of the Company's common stock.

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                March 31, 1999

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

Operating Results

 First Quarter 1999 Compared to First Quarter 1998

  Minimum rent increased $5,606,000 or 24% over the same period in 1998. The increase was primarily due to minimum rent resulting from investments in additional leased facilities during the last twelve months. Interest and other income increased by $238,000 or 4% over the same period in 1998. The increase was primarily due to the increase in mortgage loans during the last twelve months. Additional rent and additional interest increased by $307,000 or 8% over the same period in 1998. The increase was attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

  Interest and amortization of deferred financing costs increased $3,245,000 or 39% over the same period in 1998. The increase was primarily due to the issuance of $238,900,000 in medium-term notes during the last twelve months. Depreciation and non-cash charges increased $2,585,000 or 42% over the same period in 1998. The increase was primarily attributable to increased depreciation due to the acquisition of additional facilities over the last twelve months. General and administrative costs increased $160,000 or 13% over the same period in 1998. The increase was due to increased wages and increases in other general expenses.

  The Company expects increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects increased additional rent and additional interest because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased; although, there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. Additional investments in healthcare facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

Liquidity and Capital Resources

  During the three-month period ended March 31, 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During the first three months of 1999, the Company has provided new construction financing of approximately $45,698,000. Construction of 8 assisted living facilities was completed in the first three months of 1999, in which the Company's total aggregate investment was $69,819,000; $23,995,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. The Company also funded approximately $2,117,000 in capital improvements in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities. The acquisitions, construction advances and capital improvement advances were funded by borrowings on the Company's bank line of credit and by cash on hand.

  During the three months ended March 31, 1999, the Company funded an additional $96,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company.

  During the three-month period ended March 31, 1999, the Company issued $63,750,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 7.75% and have a weighted average maturity of 8.1 years.

  At March 31, 1999, the Company had $38,500,000 available under its $100,000,000 bank line of credit. The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue
(a) up to $491,100,000 in aggregate principal amount of medium term notes and
(b) up to approximately $178,247,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

  The Company anticipates making additional investments in healthcare related facilities. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company believes it has sufficient liquidity and financing capability to finance future investments as well as repay borrowings at or prior to their maturity.

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

  The Company is reviewing the risks of the Year 2000 Issue with regard to the Company's own internal operations, information systems and software applications and the impact on the Company of its outside vendors', lessees' and borrowers' ability to operate. The Company believes its own internal operations, information systems and software applications are likely to be compliant or will be compliant by mid-1999 based upon reasonable assurance by vendors and the Company's information systems consultant. The Company's computer information system currently consists of 16 personal computers and 1 network server. The Company anticipates replacing its entire computer system during the second quarter of 1999 to enable it to upgrade its accounting software unrelated to the Year 2000 Issue. The cost to remediate the Year 2000 Issue with regard to the Company's internal operations, information systems and software applications is not believed to be material.

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

  The Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collection of reimbursement for healthcare services provided. Furthermore, the Company's lessees and borrowers likewise are dependent on a variety of third parties, including, but not limited to, Medicare and Medicaid programs, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services, and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company is currently reviewing publicly filed information of its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. In January of 1999, the Company began sending questionnaires to and/or contacting its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. The Company plans to complete the assessment by mid-1999. However, it is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees, borrowers and vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's lessees, borrowers and vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues.

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

Quantitative and Qualitative Disclosures About Market Risk

  The "Market Risk Exposure" paragraphs are presented to provide an update about material changes to the "Market Risk Exposure" paragraphs included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with those paragraphs.

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

  The Company provides mortgage loans to operators of healthcare facilities as part of its normal operations. The majority of the loans have fixed rates. Four of the mortgage loans have adjustable rates, however, the rates adjust only once or twice over the loan lives and the minimum adjusted rate is equal to the current rate. Therefore, all mortgage loans receivable are treated as fixed rate notes.

  The Company utilizes debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, the Company has made short-term borrowings on its bank line of credit to fund its acquisitions until market conditions were appropriate, based on management's judgment, to issue stock or fixed rate debt to provide long-term financing.

  During the three months ended March 31, 1999, the Company issued an additional $63,750,000 of fixed rate debt maturing on the following dates with the following interest rates: $23,750,000 maturing in 2004 at an average rate of 7.56% and $40,000,000 maturing in 2009 at an average rate of 7.87%. In addition, the bank borrowings under the Company's bank line of credit have increased to $61,500,000 from $42,000,000. In January of 1999, $57,431,000 of the Company's 6.25% convertible debentures were repaid and the remaining $8,000 were converted into 356 shares of the Company's common stock.

  The Company does not believe that the future market risks related to the above securities or those detailed in the 1998 Annual Report on Form 10-K will have a material impact on the Company or the results of its future operations.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

   3.1 Amendment Number Nine to Credit Agreement dated as of March 8, 1999 between the Company and Wells Fargo Bank, National Association, The Bank of New York, Sanwa Bank California and Nationsbank, N.A.

   27. Financial Data Schedule

  (b) Reports on Form 8-K

   A Form 8-K dated February 18, 1999 was filed to include an exhibit related to the Company's $500 million medium-term note shelf registration statement.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 1999

                                         NATIONWIDE HEALTH PROPERTIES, INC.

                                                  /s/ Mark L. Desmond
                                         By: __________________________________
                                                      Mark L. Desmond
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)