Form 10-Q
period 1999-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1999-08-11
CIK 780053

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1999

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Shares of registrant's common stock, $.10 par value, outstanding at July 31, 1999--46,216,484.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q
                                 June 30, 1999

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                      PART I--FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

         CONDENSED CONSOLIDATED BALANCE SHEETS..........................     2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................     3

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................     4

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........     5

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS..........................................     8

                        PART II--OTHER INFORMATION

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    12

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................    12

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        June 30,    December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (Unaudited)
                                                        (Dollars in thousands)
                        ASSETS
                        ------
Investments in real estate
 Real estate properties:
  Land................................................ $  148,352    $  148,388
  Buildings and improvements..........................  1,123,598     1,024,637
  Construction in progress............................     33,989        70,363
                                                       ----------    ----------
                                                        1,305,939     1,243,388
  Less accumulated depreciation.......................   (147,702)     (133,316)
                                                       ----------    ----------
                                                        1,158,237     1,110,072
  Mortgage loans receivable, net......................    198,989       206,613
                                                       ----------    ----------
                                                        1,357,226     1,316,685
Cash and cash equivalents.............................     16,817        16,182
Receivables...........................................      5,614         6,712
Other assets..........................................     25,308        17,724
                                                       ----------    ----------
                                                       $1,404,965    $1,357,303
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Bank borrowings....................................... $   80,700    $   42,000
Senior notes due 2000-2038............................    613,900       545,150
Convertible debentures................................        --         57,431
Notes and bonds payable...............................     64,679        64,623
Accounts payable and accrued liabilities..............     50,425        42,541
Stockholders' equity:
 Preferred stock $1.00 par value; 5,000,000 shares
  authorized;
  Issued and outstanding: 1999--1,000,000; 1998--
   1,000,000, stated at liquidation preference of $100
   per share..........................................    100,000       100,000
 Common stock $.10 par value; 100,000,000 shares
  authorized;
  Issued and outstanding: 1999--46,216,484; 1998--
   46,206,128.........................................      4,622         4,621
 Capital in excess of par value.......................    556,179       555,998
 Cumulative net income................................    468,598       433,644
 Cumulative dividends.................................   (534,138)     (488,705)
                                                       ----------    ----------
   Total stockholders' equity.........................    595,261       605,558
                                                       ----------    ----------
                                                       $1,404,965    $1,357,303
                                                       ==========    ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            ----------------  ----------------
                                             1999     1998     1999     1998
                                            -------  -------  -------  -------
                                                      (Unaudited)
                                            (In thousands except per share
                                                       amounts)
  Revenues:
   Minimum rent............................ $31,160  $24,746  $60,556  $48,536
   Interest and other income...............   5,713    5,703   11,644   11,396
   Additional rent and additional
    interest...............................   3,998    4,042    7,980    7,717
                                            -------  -------  -------  -------
                                             40,871   34,491   80,180   67,649
  Expenses:
   Interest and amortization of deferred
    financing costs........................  12,911    8,584   24,408   16,836
   Depreciation and non-cash charges.......   9,102    6,658   17,832   12,803
   General and administrative..............   1,299    1,103    2,651    2,295
                                            -------  -------  -------  -------
                                             23,312   16,345   44,891   31,934
                                            -------  -------  -------  -------
  Net income before gain (loss) on sale of
   properties..............................  17,559   18,146   35,289   35,715
  Gain (loss) on sale of properties........    (335)     --      (335)   2,321
                                            -------  -------  -------  -------
  Net income...............................  17,224   18,146   34,954   38,036
  Preferred stock dividends................  (1,919)  (1,919)  (3,839)  (3,839)
                                            -------  -------  -------  -------

  Net income available to common
   stockholders............................ $15,305  $16,227  $31,115  $34,197
                                            =======  =======  =======  =======
  Per share amounts:
   Basic/diluted income from continuing
    operations available to common
    stockholders........................... $   .34  $   .37  $   .68  $   .73
                                            =======  =======  =======  =======
   Basic/diluted net income available to
    common stockholders.................... $   .33  $   .37  $   .67  $   .78
                                            =======  =======  =======  =======
   Dividends paid per share................ $   .45  $   .42  $   .90  $   .84
                                            =======  =======  =======  =======
  Weighted average shares outstanding......  46,216   44,248   46,215   43,760
                                            =======  =======  =======  =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                               (Unaudited)
                                                             (In thousands)
Cash flow from operating activities:
  Net income............................................... $ 34,954  $ 38,036
  Gain (loss) on sale of properties........................      335    (2,321)
  Depreciation and non-cash charges........................   17,832    12,803
  Amortization of deferred financing costs.................      444       442
  Net decrease in other assets and liabilities.............    1,042     3,706
                                                            --------  --------
    Net cash provided by operating activities..............   54,607    52,666

Cash flow from investing activities:
  Investment in real estate properties.....................  (72,571) (130,757)
  Disposition of real estate properties....................   14,089     5,496
  Investment in mortgage loans receivable..................     (186)   (2,399)
  Principal payments on mortgage loans receivable..........    1,123     6,423
                                                            --------  --------
    Net cash used in investing activities..................  (57,545) (121,237)

Cash flow from financing activities:
  Bank borrowings..........................................  157,000   144,300
  Repayment of bank borrowings............................. (118,300)  (76,200)
  Issuance of senior unsecured debt........................   68,750    20,000
  Issuance of common stock.................................      --     23,149
  Dividends paid...........................................  (45,433)  (40,784)
  Issuance of notes and bonds..............................      --      2,402
  Principal payments on convertible debentures, notes and
   bonds...................................................  (57,700)     (204)
  Other, net...............................................     (744)     (370)
                                                            --------  --------
    Net cash provided by financing activities..............    3,573    72,293
                                                            --------  --------
Increase in cash and cash equivalents......................      635     3,722
Cash and cash equivalents, beginning of period.............   16,182    10,192
                                                            --------  --------
Cash and cash equivalents, end of period................... $ 16,817  $ 13,914
                                                            ========  ========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)

  (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results for a full year.

  (ii) The Company invests in healthcare related real estate and, as of June 30, 1999, had investments in 353 facilities located in 35 states. The facilities include 200 skilled nursing facilities, 121 assisted living facilities, 14 continuing care retirement communities, 15 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company's facilities are operated by 58 different operators, including the following publicly traded companies: Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living, Inc., Balanced Care Corporation, Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Mariner Post-Acute Network and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra Healthcare Corporation and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They accounted for 12% and 14%, respectively, of the Company's total revenues for the six months ended June 30, 1999.

  As of June 30, 1999, the Company had direct ownership of 162 skilled nursing facilities, 113 assisted living facilities, 9 continuing care retirement communities, 15 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases.

  The Leases have initial terms ranging from 9 to 19 years, and generally the Leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most Leases contain provisions such that the total rent cannot decrease from one year to the next. Most Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and Leases covering 186 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of June 30, 1999, the Company held 33 mortgage loans secured by 38 skilled nursing facilities, 8 assisted living facilities and 5 continuing care retirement communities. As of June 30, 1999, the mortgage loans had a net book value of approximately $198,989,000 with individual outstanding balances ranging from approximately $481,000 to $17,725,000 and maturities ranging from 2003 to 2025.

  (iii) Basic earnings per share is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income available to common

                      NATIONWIDE HEALTH PROPERTIES, INC.

stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding: dilutive stock options and dilutive convertible debentures. The effect of convertible debentures was not dilutive in 1999 and 1998.

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                      1999           1998
                                                 -------------- --------------
                                                 Income  Shares Income  Shares
                                                 ------- ------ ------- ------
                                                        (in thousands)
   Income before gain on sale of properties..... $17,559        $18,146
   Less: preferred stock dividends..............   1,919          1,919
                                                 -------        -------
   Amounts used to calculate Basic EPS..........  15,640 46,216  16,227 44,248
   Effect of dilutive securities:
     Stock options..............................     --     --      --      18
                                                 ------- ------ ------- ------
     Amounts used to calculate Diluted EPS...... $15,640 46,216 $16,227 44,266
                                                 ======= ====== ======= ======

                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                      1999           1998
                                                 -------------- --------------
                                                 Income  Shares Income  Shares
                                                 ------- ------ ------- ------
                                                        (in thousands)
   Income before gain on sale of properties..... $35,289        $35,715
   Less: preferred stock dividends..............   3,839          3,839
                                                 -------        -------
   Amounts used to calculate Basic EPS..........  31,450 46,215  31,876 43,760
   Effect of dilutive securities:
     Stock options..............................     --     --      --      11
                                                 ------- ------ ------- ------
     Amounts used to calculate Diluted EPS...... $31,450 46,215 $31,876 43,771
                                                 ======= ====== ======= ======

  (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

  (v) During the six-month period ended June 30, 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During 1999, the Company has provided new construction financing of approximately $65,718,000. Construction of 15 assisted living facilities has been completed in 1999, in which the Company's total aggregate investment was $110,258,000; $40,085,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing Leases. During the six-month period ended June 30, 1999, the Company also funded approximately $4,038,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities.

  During the six months ended June 30, 1999, the Company funded an additional $186,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company.

  During the six-month period ended June 30, 1999, the Company disposed of 14 facilities in 13 separate transactions for aggregate proceeds of $13,699,000. The Company recognized an aggregate loss of $335,000

                      NATIONWIDE HEALTH PROPERTIES, INC.

related to the disposal of these facilities. The Company has deferred recognition of payments totaling approximately $2,567,000 related to several facilities pending resolution of renewal negotiations of the master lease applicable to those facilities.

  During the six months ended June 30, 1999, the Company issued $68,750,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 7.81% and have a weighted average maturity of
8.3 years.

  During the six-month period ended June 30, 1999, $57,431,000 of the Company's 6.25% convertible debentures were repaid and the remaining $8,000 were converted into 356 shares of the Company's common stock.

  (vi) The adoption of Statement of Financial Account Standards No. 133 Accounting for Derivative Instruments and Hedging Activities does not have an impact on the Company's financial statements as the Company doesn't utilize derivatives or engage in any hedging activities.

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 1999

Statement Regarding Forward Looking Disclosure

  Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the healthcare industry, deterioration of the operating results or financial condition of the Company's tenants, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities.

Operating Results

 Six Months 1999 Compared to Six Months 1998

  Minimum rent increased $12,020,000 or 25% over the same period in 1998. The increase was primarily due to minimum rent resulting from investments in additional leased facilities during the last twelve months. Interest and other income increased by $248,000 or 2% over the same period in 1998. The increase was primarily due to the increase in mortgage loans during the last twelve months, partially offset by the conversion of three mortgaged facilities to leases. Additional rent and additional interest increased by $263,000 or 3% over the same period in 1998. The increase was attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

  Interest and amortization of deferred financing costs increased $7,572,000 or 45% over the same period in 1998. The increase was primarily due to the issuance of $238,900,000 in medium-term notes during the last twelve months. Depreciation and non-cash charges increased $5,029,000 or 39% over the same period in 1998. The increase was primarily attributable to increased depreciation due to the acquisition of additional facilities over the last twelve months. General and administrative costs increased $356,000 or 16% over the same period in 1998. The increase was due to increases in compensation and other general expenses.

 Second Quarter 1999 Compared to Second Quarter 1998

  Minimum rent increased $6,414,000 or 26% over the same period in 1998. The increase was primarily due to minimum rent resulting from investments in additional leased facilities during the last twelve months. Interest and other income increased by $10,000 over the same period in 1998. The minimal increase was primarily due to the increase in mortgage loans during the last twelve months, significantly offset by the conversion of three mortgaged facilities to leases during the quarter. Additional rent and additional interest decreased by $44,000 or 1% over the same period in 1998. The small decrease was primarily attributable to the disposal of certain assets during the second quarter of 1999 partially offset by increased additional rent and additional interest on continuing facilities. Additional rent and additional interest are provided for in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

  Interest and amortization of deferred financing costs increased $4,327,000 or 50% over the same period in 1998. The increase was primarily due to the issuance of $238,900,000 in medium-term notes during the last twelve months. Depreciation and non-cash charges increased $2,444,000 or 37% over the same period in 1998. The increase was primarily attributable to increased depreciation due to the acquisition of additional facilities over the last twelve months. General and administrative costs increased $196,000 or 18% over the same period in 1998. The increase was due to increases in compensation and other general expenses.

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

  The adoption of Statement of Financial Account Standards No. 133 Accounting for Derivative Instruments and Hedging Activities does not have an impact on the Company's financial statements as the Company doesn't utilize derivatives or engage in any hedging activities.

Liquidity and Capital Resources

  During the six-month period ended June 30, 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During 1999, the Company has provided new construction financing of approximately $65,718,000. Construction of 15 assisted living facilities has been completed in 1999, in which the Company's total aggregate investment was $110,258,000; $40,085,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During the six-month period ended June 30, 1999, the Company also funded approximately $4,038,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities. The acquisitions, construction advances and capital improvement advances were funded by borrowings on the Company's bank line of credit and by cash on hand.

  During the six-month period ended June 30, 1999, the Company disposed of 14 facilities in 13 separate transactions for aggregate proceeds of $13,699,000. The Company recognized an aggregate loss of $335,000 related to the disposal of these facilities. The Company has deferred recognition of payments totaling approximately $2,567,000 related to several facilities pending resolution of renewal negotiations of the master lease applicable to those facilities.

  During the six-month period ended June 30, 1999, the Company issued $68,750,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 7.81% and have a weighted average maturity of 8.3 years.

  At June 30, 1999, the Company had $19,300,000 available under its $100,000,000 bank line of credit which expires March 31, 2001. The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $486,100,000 in aggregate principal amount of medium term notes and (b) up to approximately $178,247,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

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

  The Company has reviewed the risks of the Year 2000 Issue with regard to the Company's own internal operations, information systems and software applications and continues to review the impact on the Company of its outside vendors', lessees' and borrowers' ability to operate. The Company believes its own internal operations, information systems and software applications are compliant at June 30, 1999 based upon reasonable assurance by vendors and the Company's information systems consultants. During the second quarter of 1999, the Company replaced its entire computer system, which consists of a local area network of twelve personal computers and three servers, to enable it to upgrade its accounting software unrelated to the Year 2000 Issue. The cost to remediate the Year 2000 Issue with regard to the Company's internal operations, information systems and software applications is not believed to be material.

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

  The Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collection of reimbursement for healthcare services provided. Furthermore, the Company's lessees and borrowers likewise are dependent on a variety of third parties, including, but not limited to, Medicare and Medicaid programs, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services, and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company continues to review publicly filed information of its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. In January of 1999, the Company began sending questionnaires to and/or contacting its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. The responses received and filings reviewed to date by the Company have generally indicated that the respondents anticipate their remediation plans will be completed before the end of 1999. Most respondents have indicated that they do not have assurances that the third parties on which they depend, many of whom are noted above, will accomplish adequate remediation of their Year 2000 Issues. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees, borrowers and vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's lessees, borrowers and vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues.

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

  Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its internal operations, information systems and software applications will not be material. However, there can be no assurance that the Year 2000 Issues of its vendors, lessees, borrowers and third parties upon which they are dependent will not have a material impact on the future operations and/or financial results of the Company. The Company is in the process of developing a contingency plan to mitigate the risks associated with its lessees, borrowers and vendors.

  Readers are cautioned that most of the statements contained in the "Year 2000 Readiness Disclosure" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

Market Risk Exposure

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

  During the six months ended June 30, 1999, the Company issued an additional $68,750,000 of fixed rate debt maturing on the following dates with the following interest rates: $23,750,000 maturing in 2004 at an average rate of 7.56% and $45,000,000 maturing in 2009 at an average rate of 7.94%. In addition, the bank borrowings under the Company's bank line of credit have increased to $80,700,000 from $42,000,000. In January of 1999, $57,431,000 of the Company's 6.25% convertible debentures were repaid and the remaining $8,000 were converted into 356 shares of the Company's common stock.

  The Company does not believe that the future market risks related to the above securities or those detailed in the 1998 Annual Report on Form 10-K will have a material impact on the Company or the results of its future operations.

                                    PART II

                               OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of Stockholders was held on April 19, 1999 ("Annual Meeting"). At the Annual Meeting, Charles D. Miller and R. Bruce Andrews were re-elected to serve for a three-year term until the 2002 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are John C. Argue, David R. Banks, Sam A. Brooks, Jr. and Jack D. Samuelson. Additionally, the selection of Arthur Andersen LLP as independent accountants for the year ended December 31, 1999 was ratified.

  Voting at the Annual Meeting was as follows:

                                      Votes Cast Votes Cast Abstentions/Broker
                 Matter                  For      Against       non-Votes
                 ------               ---------- ---------- ------------------
   Election of Charles D. Miller..... 40,154,581  497,896            --
   Election of R. Bruce Andrews...... 40,171,759  480,718            --
   Ratification of selection of
    Arthur Andersen LLP.............. 40,544,297   35,016         73,164

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

   10.1 Amendment Number Ten to Credit Agreement dated as of May 3, 1999.

   10.2 Amended and Restated Credit Agreement Dated as of July 27, 1999.

   27. Financial Data Schedule

  (b) Reports on Form 8-K

   None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 1999

                                          NATIONWIDE HEALTH PROPERTIES, INC.

                                                  /s/ Mark L. Desmond
                                          By: _________________________________
                                                      Mark L. Desmond
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)