Form 10-Q
period 1999-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 1999-11-02
CIK 780053

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

      For the quarterly period ended September 30, 1999

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                to

                         Commission file number 1-9028

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Shares of registrant's common stock, $.10 par value, outstanding at October 31, 1999--46,216,484.

================================================================================

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                               September 30, 1999

                               TABLE OF CONTENTS

Part I--Financial Information

                                                                            Page
                                                                            ----
   Item 1. Financial Statements
           Condensed Consolidated Balance Sheets..........................    2
           Condensed Consolidated Statements of Operations................    3
           Condensed Consolidated Statements of Cash Flows................    4
           Notes to Condensed Consolidated Financial Statements...........    5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................    8

Part II--Other Information

   Item 6. Exhibits and Reports on Form 8-K...............................   13

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (Unaudited)
                                                       (Dollars in thousands)
                       ASSETS
                       ------


Investments in real estate
  Real estate properties:
    Land............................................  $  147,459    $  148,388
    Buildings and improvements......................   1,131,541     1,024,637
    Construction in progress........................      43,898        70,363
                                                      ----------    ----------
                                                       1,322,898     1,243,388
    Less accumulated depreciation...................    (155,975)     (133,316)
                                                      ----------    ----------
                                                       1,166,923     1,110,072
  Mortgage loans receivable, net....................     198,879       206,613
                                                      ----------    ----------
                                                       1,365,802     1,316,685
Cash and cash equivalents...........................      15,090        16,182
Receivables.........................................       6,686         6,712
Other assets........................................      36,754        17,724
                                                      ----------    ----------
                                                      $1,424,332    $1,357,303
                                                      ==========    ==========


        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Bank borrowings.....................................  $   55,300    $   42,000
Senior notes due 2000-2038..........................     657,900       545,150
Convertible debentures..............................         --         57,431
Notes and bonds payable.............................      64,553        64,623
Accounts payable and accrued liabilities............      56,498        42,541
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; Issued and outstanding: 1999-
   1,000,000; 1998-1,000,000, stated at liquidation
   preference of $100 per share.....................     100,000       100,000
  Common stock $.10 par value; 100,000,000 shares
   authorized; Issued and outstanding: 1999-
   46,216,484; 1998-46,206,128......................       4,622         4,621
  Capital in excess of par value....................     556,292       555,998
  Cumulative net income.............................     486,292       433,644
  Cumulative dividends..............................    (557,125)     (488,705)
                                                      ----------    ----------
    Total stockholders' equity......................     590,081       605,558
                                                      ----------    ----------
                                                      $1,424,332    $1,357,303
                                                      ==========    ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months
                                          Ended September   Nine Months Ended
                                                30,           September 30,
                                          ----------------  ------------------
                                           1999     1998      1999      1998
                                          -------  -------  --------  --------
                                                     (Unaudited)
                                           (In thousands except per share
                                                      amounts)
Revenues:
  Minimum rent........................... $31,382  $27,000  $ 91,938  $ 75,536
  Interest and other income..............   5,850    5,613    17,494    17,009
  Additional rent and additional
   interest..............................   4,293    4,012    12,273    11,729
                                          -------  -------  --------  --------
                                           41,525   36,625   121,705   104,274
Expenses:
  Interest and amortization of deferred
   financing costs.......................  13,004    9,909    37,412    26,745
  Depreciation and non-cash charges......   9,130    7,232    26,962    20,035
  General and administrative.............   1,697    1,158     4,348     3,453
                                          -------  -------  --------  --------
                                           23,831   18,299    68,722    50,233
                                          -------  -------  --------  --------
Net income before gain (loss) on sale of
 properties..............................  17,694   18,326    52,983    54,041
Gain (loss) on sale of properties........     --       --       (335)    2,321
                                          -------  -------  --------  --------
Net income...............................  17,694   18,326    52,648    56,362
Preferred stock dividends................  (1,919)  (1,919)   (5,758)   (5,758)
                                          -------  -------  --------  --------
Net income available to common
 stockholders............................ $15,775  $16,407  $ 46,890  $ 50,604
                                          =======  =======  ========  ========
Per share amounts:
  Basic/diluted income from continuing
   operations available to common
   stockholders.......................... $   .34  $   .37  $   1.02  $   1.09
                                          =======  =======  ========  ========
  Basic/diluted net income available to
   common stockholders................... $   .34  $   .37  $   1.01  $   1.15
                                          =======  =======  ========  ========
  Dividends paid per share............... $   .45  $   .42  $   1.35  $   1.26
                                          =======  =======  ========  ========
Weighted average shares outstanding......  46,216   44,793    46,216    44,108
                                          =======  =======  ========  ========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                                                              (Unaudited)
                                                            (In thousands)
Cash flow from operating activities:
  Net income............................................. $  52,648  $  56,362
  Gain (loss) on sale of properties......................       335     (2,321)
  Depreciation and non-cash charges......................    26,962     20,035
  Amortization of deferred financing costs...............       684        692
  Net increase (decrease) in other assets and
   liabilities...........................................    (5,435)    14,493
                                                          ---------  ---------
    Net cash provided by operating activities............    75,194     89,261
Cash flow from investing activities:
  Investment in real estate properties...................   (93,298)  (210,885)
  Disposition of real estate properties..................    17,180      5,496
  Investment in mortgage loans receivable................      (280)   (17,767)
  Principal payments on mortgage loans receivable........     1,627      6,950
                                                          ---------  ---------
    Net cash used in investing activities................   (74,771)  (216,206)
Cash flow from financing activities:
  Bank borrowings........................................   204,200    219,600
  Repayment of bank borrowings...........................  (190,900)  (208,800)
  Issuance of senior unsecured debt......................   112,750    125,150
  Issuance of common stock...............................       --      53,062
  Dividends paid.........................................   (68,420)   (61,479)
  Issuance of notes and bonds............................       --       3,981
  Principal payments on convertible debentures, notes and
   bonds.................................................   (57,796)      (301)
  Other, net.............................................    (1,349)    (1,307)
                                                          ---------  ---------
    Net cash provided by (used in) financing activities..    (1,515)   129,906
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents.........    (1,092)     2,961
Cash and cash equivalents, beginning of period...........    16,182     10,192
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $  15,090  $  13,153
                                                          =========  =========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                  (Unaudited)

   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year.

   (ii) The Company invests in healthcare related real estate and, as of September 30, 1999, had investments in 344 facilities located in 35 states. The facilities include 200 skilled nursing facilities, 122 assisted living facilities, 14 continuing care retirement communities, 5 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company's facilities are operated by 57 different operators, including the following publicly traded companies: Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living, Inc., Balanced Care Corporation, Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Mariner Post-Acute Network and
Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra Healthcare Corporation and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They accounted for 12% and 13%, respectively, of the Company's total revenues for the nine months ended September 30, 1999.

   As of September 30, 1999, the Company had direct ownership of 162 skilled nursing facilities, 114 assisted living facilities, 9 continuing care retirement communities, 5 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases.

   The Leases have initial terms ranging from 9 to 19 years, and generally the Leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most of the Leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and the Leases covering 187 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

   As of September 30, 1999, the Company held 33 mortgage loans secured by 38 skilled nursing facilities, 8 assisted living facilities and 5 continuing care retirement communities. As of September 30, 1999, the mortgage loans had a net book value of approximately $198,879,000 with individual outstanding balances ranging from approximately $452,000 to $17,725,000 and maturities ranging from 2003 to 2025.

   (iii) Basic earnings per share is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is

                       NATIONWIDE HEALTH PROPERTIES, INC.

                               September 30, 1999

calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding: dilutive stock options and dilutive convertible debentures. The effect of convertible debentures was not dilutive in 1999 and 1998.

                           Three months ended September
                                        30,
                           -----------------------------
                                1999           1998
                           -------------- --------------
                           Income  Shares Income  Shares
                           ------- ------ ------- ------
                                  (In thousands)
Income before gain (loss)
 on sale of properties.... $17,694        $18,326
Less: preferred stock
 dividends................   1,919          1,919
                           -------        -------
Amounts used to calculate
 Basic EPS................  15,775 46,216  16,407 44,793
Effect of dilutive
 securities:
  Stock options...........     --     --      --       7
                           ------- ------ ------- ------
Amounts used to calculate
 Diluted EPS.............. $15,775 46,216 $16,407 44,800
                           ======= ====== ======= ======
                            Nine months ended September
                                        30,
                           -----------------------------
                                1999           1998
                           -------------- --------------
                           Income  Shares Income  Shares
                           ------- ------ ------- ------
                                  (In thousands)
Income before gain (loss)
 on sale of properties.... $52,983        $54,041
Less: preferred stock
 dividends................   5,758          5,758
                           -------        -------
Amounts used to calculate
 Basic EPS................  47,225 46,216  48,283 44,108
Effect of dilutive
 securities:
  Stock options...........     --     --      --       9
                           ------- ------ ------- ------
Amounts used to calculate
 Diluted EPS.............. $47,225 46,216 $48,283 44,117
                           ======= ====== ======= ======

   (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

   (v) During the nine-month period ended September 30, 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During 1999, the Company has provided new construction financing of approximately $82,850,000. Construction of 16 assisted living facilities has been completed in 1999, in which the Company's total aggregate investment was approximately $118,208,000; $45,059,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing Leases. During the nine-month period ended September 30, 1999, the Company also funded approximately $7,771,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                               September 30, 1999


   During the nine-month period ended September 30, 1999, the Company disposed of 24 facilities in 23 separate transactions for aggregate proceeds of approximately $17,010,000. The Company recognized an aggregate loss of $335,000 related to the disposal of these facilities. The Company has deferred recognition of payments received totaling approximately $2,566,000 related to several facilities pending resolution of renewal negotiations of the master lease relating to such facilities.

   During the nine months ended September 30, 1999, the Company issued $112,750,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 8.62% and have a weighted average maturity of 7 years.

   During the nine-month period ended September 30, 1999, $57,431,000 of the Company's 6.25% convertible debentures were repaid and the remaining $8,000 were converted into 356 shares of the Company's common stock.

   (vi) The adoption of Statement of Financial Account Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities does not have an impact on the Company's financial statements as the Company doesn't utilize derivatives or engage in any hedging activities.

   During 1999, the Company adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation. This Statement establishes a fair value based method of accounting for stock based compensation. Accounting for stock based compensation under this Statement causes the fair value of stock options granted to be amortized into expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Previously, the Company provided footnote disclosure of the pro-forma effect of options granted as calculated under the provisions of SFAS No. 123. The impact of the adoption of this pronouncement is expected to be immaterial to the Company's financial position and results of operations.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1999

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

Operating Results

 Nine Months 1999 Compared to Nine Months 1998

   Minimum rent increased $16,402,000 or 22% over the same period in 1998. The increase was primarily due to minimum rent resulting from investments in additional leased facilities during the last twelve months. Interest and other income increased by $485,000 or 3% over the same period in 1998. The increase was primarily due to an increase in working capital loans to two operators of facilities owned by the Company, partially offset by the conversion of three mortgaged facilities to leases. Additional rent and additional interest increased by $544,000 or 5% over the same period in 1998. The increase was attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price.

   Interest and amortization of deferred financing costs increased $10,667,000 or 40% over the same period in 1998. The increase was primarily due to the issuance of $177,750,000 in fixed rate medium-term notes during the last twelve months and increases in the average interest rates on the Company's $100,000,000 bank line of credit. Depreciation and non-cash charges increased $6,927,000 or 35% over the same period in 1998. The increase was primarily attributable to increased depreciation due to the acquisition of additional facilities over the last twelve months. General and administrative costs increased $895,000 or 26% over the same period in 1998. The increase was due to the write off of third party costs related to due diligence for mergers and major portfolio acquisitions which will not be finalized by the Company and increases in compensation and other general expenses.

 Third Quarter 1999 Compared to Third Quarter 1998

   Minimum rent increased $4,382,000 or 16% over the same period in 1998. The increase was primarily due to minimum rent resulting from investments in additional leased facilities during the last twelve months. Interest and other income increased by $237,000 or 4% over the same period in 1998. The increase was primarily due to an increase in working capital loans to two operators of facilities owned by the Company, partially offset by the conversion of three mortgaged facilities to leases during the prior quarter. Additional rent and additional interest increased by $281,000 or 7% over the same period in 1998. The increase was attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

   Interest and amortization of deferred financing costs increased $3,095,000 or 31% over the same period in 1998. The increase was primarily due to the issuance of $177,750,000 in fixed rate medium-term notes during the last twelve months and increases in the average interest rates on the Company's $100,000,000 bank line of credit. Depreciation and non-cash charges increased $1,898,000 or 26% over the same period in 1998. The increase was primarily attributable to increased depreciation due to the acquisition of additional facilities over the last twelve months. General and administrative costs increased $539,000 or 47% over the same period in 1998. The increase was due to the write off of third party costs related to due diligence for mergers and major portfolio acquisitions which will not be finalized by the Company and increases in compensation and other general expenses.

   The Company expects increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects increased additional rent and additional interest because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased; although, there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. Beginning in the year 2000, the Company expects that the additional rent and additional interest figure will decrease due to lease renewals which will result in a shift in the revenue classification from additional rent to minimum rent. The aggregate impact may be a slight decrease in the total rent received by the Company. Additional investments in healthcare facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

   The adoption of Statement of Financial Account Standards No. 133 Accounting for Derivative Instruments and Hedging Activities does not have an impact on the Company's financial statements as the Company doesn't utilize derivatives or engage in any hedging activities.

   During 1999, the Company adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation. This Statement establishes a fair value based method of accounting for stock based compensation. Accounting for stock based compensation under this Statement causes the fair value of stock options granted to be amortized into expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Previously, the Company provided footnote disclosure of the pro-forma effect of options granted as calculated under the provisions of SFAS No. 123. The impact of the adoption of this pronouncement is expected to be immaterial to the Company's financial position and results of operations.

Liquidity and Capital Resources

   During the nine-month period ended September 30, 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During 1999, the Company has provided new construction financing of approximately $82,850,000. Construction of 16 assisted living facilities has been completed in 1999, in which the Company's total aggregate investment was $118,208,000; $45,059,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During the nine-month period ended September 30, 1999, the Company also funded approximately $7,771,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities. The acquisitions, construction advances and capital improvement advances were funded by borrowings on the Company's bank line of credit and by cash on hand.

   During the nine-month period ended September 30, 1999, the Company disposed of 24 facilities in 23 separate transactions for aggregate proceeds of approximately $17,010,000. The Company recognized an aggregate loss of $335,000 related to the disposal of these facilities. The Company has deferred recognition of payments received totaling approximately $2,566,000 related to several facilities pending resolution of renewal negotiations of the master lease relating to such facilities.

   During the nine-month period ended September 30, 1999, the Company issued $112,750,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average rate of 8.62% and have a weighted average maturity of 7 years.

   At September 30, 1999, the Company had $44,700,000 available under its $100,000,000 bank line of credit which expires on March 31, 2002. The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $442,100,000 in aggregate principal amount of medium term notes and (b) up to approximately $178,247,000 of securities including debt, convertible debt, common and preferred stock. The Company anticipates issuing securities under such shelf registrations to repay borrowings under the Company's bank line of credit.

   The Company anticipates making additional investments in healthcare related facilities, although the level of new investments is decreasing and the Company may not continue making additional investments beyond its current commitments until such time as access to long-term capital is under more favorable terms. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company believes it has sufficient liquidity and financing capability to finance future investments as well as repay borrowings at or prior to their maturity.

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

   The Company has reviewed the risks of the Year 2000 Issue with regard to the Company's own internal operations, information systems and software applications and continues to review the impact on the Company of its outside vendors', lessees' and borrowers' ability to operate. The Company believes its own internal operations, information systems and software applications are compliant based upon reasonable assurance by vendors and the Company's information systems consultants. During the second quarter of 1999, unrelated to the Year 2000 Issue, the Company replaced its entire computer system, which consists of a local area network of twelve personal computers and three servers, to enable it to upgrade its accounting software. The cost to remediate the Year 2000 Issue with regard to the Company's internal operations, information systems and software applications is not believed to be material.

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

   The Company's lessees and borrowers generally rely extensively on information systems, including systems for capturing patient and cost information and for billing and collection of reimbursement for healthcare services provided. Furthermore, the Company's lessees and borrowers likewise are dependent on a variety of third parties, including, but not limited to, Medicare and Medicaid programs, insurance companies, HMO's and other private payors, governmental agencies, fiscal intermediaries that process claims and make payments for the Medicare and Medicaid programs, utilities that provide electricity, water, natural gas and communications services, and vendors of medical supplies and pharmaceuticals used in patient care, all of whom must also adequately address the Year 2000 Issue. The Company continues to review publicly filed information of its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. In January of 1999, the Company began sending questionnaires to and/or contacting its lessees, borrowers and vendors regarding their state of readiness with respect to identifying and remediating their Year 2000 Issues. A second round of questionnaires was mailed during September of 1999 to the lessees, borrowers and vendors that did not respond to the first questionnaire. The responses received and filings reviewed to date by the Company have generally indicated that the respondents anticipate their remediation plans will be completed before the end of 1999. Most respondents have indicated that they do not have assurances that the third parties on which they depend, many of whom are noted above, will accomplish adequate remediation of their Year 2000 Issues. It is not possible for the Company to determine or be assured that adequate remediation of the Year 2000 Issue will be accomplished by such lessees, borrowers and vendors. Furthermore, it is not possible for the Company to determine or be assured that third parties upon which the Company's lessees, borrowers and vendors are dependent, will accomplish adequate remediation of their Year 2000 Issues.

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

   During the nine months ended September 30, 1999, the Company issued an additional $112,750,000 of fixed rate debt maturing on the following dates with the following interest rates: $67,750,000 maturing in 2004 at an average rate of 9.07% and $45,000,000 maturing in 2009 at an average rate of 7.94%. In addition, the bank borrowings under the Company's bank line of credit have increased to $55,300,000 from $42,000,000. In January of 1999, $57,431,000 of the Company's 6.25% convertible debentures were repaid and the remaining $8,000 were converted into 356 shares of the Company's common stock.

   The Company does not believe that the future market risks related to the above securities or those detailed in the 1998 Annual Report on Form 10-K will have a material impact on the Company or the results of its future operations.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

       10.1Amended Stock Option Plan

       27.Financial Data Schedule

    (b) Reports on Form 8-K

       None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 1999

                                          NATIONWIDE HEALTH PROPERTIES, INC.

                                                  /s/ Mark L. Desmond
                                          By __________________________________
                                                      Mark L. Desmond
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)