Form 10-K
period 1999-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2000-03-17
CIK 780053

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended December 31, 1999

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

     610 Newport Center Drive, Suite 1150, Newport Beach, California 92660
              (Address of principal executive offices) (Zip Code)

                                (949) 718-4400
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
        Title of each class             on which registered
        -------------------           -----------------------
    Common Stock, $.10 Par Value      New York Stock Exchange
7.677% Series A Cumulative Preferred           None

                               ----------------

       Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $524,375,000 as of February 29, 2000.

                                  46,226,484
    (Number of shares of common stock outstanding as of February 29, 2000)

Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 18, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985 (the "Company"), is a real estate investment trust ("REIT") which invests primarily in health care related facilities and provides financing to health care providers. As of December 31, 1999, the Company had investments in 341 facilities located in 37 states and operated by 57 healthcare providers. The facilities include 197 skilled nursing facilities, 124 assisted living facilities, 14 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic.

  As of December 31, 1999, the Company had direct ownership of 159 skilled nursing facilities, 116 assisted living facilities, 9 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic (the "Properties"). Substantially all of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases, to 44 healthcare providers (the "Lessees") including Alterra Healthcare Corporation ("Alterra"), American Retirement Corporation, ARV Assisted Living, Inc., Balanced Care Corporation, Beverly Enterprises, Inc. ("Beverly"), Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Mariner Post-Acute Network, and Sun Healthcare Group, Inc. Of the Lessees, only Alterra is expected to account for more than 10% of the Company's revenues in 2000.

  The Leases have initial terms ranging from 9 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most of the leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the Leases contain cross collateralization and cross default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and leases covering 197 facilities are backed by irrevocable letters of credit or security deposits that cover 2 to 12 months of monthly minimum rents. Under the terms of the Leases, the Lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  As of December 31, 1999, the Company held 37 mortgage loans secured by 38 skilled nursing facilities, 8 assisted living facilities, 5 continuing care retirement communities and 4 parcels of land. Such loans had an aggregate outstanding principal balance of approximately $210,297,000 and a net book value of approximately $203,362,000 at December 31, 1999, net of an aggregate discount of approximately $6,935,000. The mortgage loans have individual outstanding balances ranging from approximately $422,000 to $17,725,000 and have maturities ranging from 2003 to 2025.

  During 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. The Company also completed the construction of 19 assisted living facilities in which the Company's total aggregate investment was approximately $141,201,000. Additionally, the Company funded approximately $11,024,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by the Company on these facilities. During 1999, the Company also provided 4 mortgage loans, secured by 4 parcels of land, in the aggregate amount of $4,698,000.

  The Company has historically provided lease or mortgage financing for healthcare facilities to qualified operators and acquired additional healthcare related facilities, including skilled nursing facilities, assisted living facilities, acute care hospitals and medical office buildings. Financing for such investments was provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness.

Taxation of the Company

  The Company believes that it has operated in such a manner as to qualify for taxation as a "real estate investment trust" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 1985, and the Company intends to continue to operate in such a manner. If the Company qualifies for taxation as a real estate investment trust, it will generally not be subject to federal corporate income taxes on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (e.g. at the corporate and stockholder levels) that generally results from investment in stock of a corporation.

Properties

  Of the 341 facilities in which the Company has investments, the Company has direct ownership of 159 skilled nursing facilities, 116 assisted living facilities, 9 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of the properties are leased to other parties under terms which require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

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

  The following table sets forth certain information regarding the Company's owned facilities as of December 31, 1999.

                                         Number
                                           of                Annual     1999
                              Number      Beds/              Minimum Additional
    Facility Location      of Facilities Units(1) Investment Rent(2)   Rent(2)
    -----------------      ------------- -------  ---------- ------- ----------
                                          (Dollars in Thousands)
Skilled Nursing
 Facilities:
  Arizona.................        1         130    $  3,540  $   481  $   128
  Arkansas................       10       1,220      40,030    3,217      127
  California..............        8         963      26,481    3,065      986
  Connecticut.............        2         239       6,192      611      175
  Florida.................       11       1,481      34,307    2,583      692
  Georgia.................        2         263      11,020    1,230      116
  Idaho...................        1          64         792       81      116
  Illinois................        2         224       5,549      701      215
  Indiana.................       11       1,269      36,416    4,521      960
  Kansas..................       10         732      13,979    1,310      241
  Maryland................        4         749      22,057    2,265      859
  Massachusetts...........       17       1,820      73,838    5,819      665
  Minnesota...............       10       1,242      37,877    1,182      869
  Mississippi.............        1         120       4,270      388      --
  Missouri................        1         108       2,740      355       96
  Nevada..................        1         140       4,034      480       97
  New Jersey..............        1         180       6,808      591      160
  North Carolina..........        1         150       2,360      374      158
  Ohio....................        6         811      29,551    3,304      160
  Oklahoma................        3         253       3,939      404      109
  Oregon..................        1          85       1,215      --        72
  Tennessee...............       10       1,120      35,506    3,631      466
  Texas...................       25       2,803      55,529    5,853    1,661
  Virginia................        4         605      18,568    3,233      860
  Washington..............        7         717      29,313    2,801      339
  Wisconsin...............        9         900      21,169    2,721      989
                                ---      ------    --------  -------  -------
    Subtotals.............      159      18,388    $527,080  $51,201  $11,316
                                ---      ------    --------  -------  -------
Assisted Living
 Facilities:
  Alabama.................        2         166       5,953      515       35
  Arizona.................        2         142       7,868      743       17
  Arkansas................        1          28       1,661      144        2
  California..............       13       1,620      79,578    8,191    1,149
  Colorado................        5         514      32,708    3,076       74
  Delaware................        1          54       5,292      556      --
  Florida.................       19       1,260      83,869    7,941      277
  Idaho...................        1         158      11,800    1,176       91
  Illinois................        1         178      11,076    1,037       78
  Indiana.................        1          50       4,656      458        6
  Kansas..................        4         231      13,470    1,196       10
  Kentucky................        1          44       2,657      273        4
  Louisiana...............        1         104       7,352      809      --
  Maryland................        1          60       4,318      425      --

                                         Number              Annual     1999
                             Number of  of Beds/             Minimum Additional
     Facility Location       Facilities Units(1) Investment  Rent(2)   Rent(2)
     -----------------       ---------- -------- ---------- -------- ----------
                                           (Dollars in Thousands)
Assisted Living Facilities
 (continued):
  Massachusetts............       2         183  $   17,478 $  1,545  $    17
  Michigan.................       1         144       7,305      817      124
  Missouri.................       1          31       2,529      223        6
  Nevada...................       2         155      13,616    1,254        4
  New Jersey...............       1          52       4,085      353        3
  North Carolina...........       1          42       2,916      257        6
  Ohio.....................      11         659      37,198    3,607       90
  Oklahoma.................       3         188       8,100      771       34
  Oregon...................       6         536      28,831    2,851       86
  Pennsylvania.............       2         188      12,879    1,289      --
  Rhode Island.............       1          90      10,001      923      --
  South Carolina...........       4         162      11,040      943        9
  Tennessee................       5         302      22,248    2,136       16
  Texas....................      16         909      75,536    6,671       78
  Washington...............       4         341      22,934    2,267       58
  West Virginia............       1          62       5,180      490      --
  Wisconsin................       2         422      29,062    2,050       59
                                ---      ------  ---------- --------  -------
    Subtotals..............     116       9,075     583,196   54,987    2,333
                                ---      ------  ---------- --------  -------
Continuing Care Retirement
 Communities:
  California...............       1         279      12,427    1,222      242
  Colorado.................       1         119       3,115      307       17
  Georgia..................       1         187      11,492      909        6
  Kansas...................       1         199      13,204    1,267       45
  Massachusetts............       1         178      13,889      561        6
  Texas....................       2         550      37,149    3,161       48
  Wisconsin................       2         942      64,351    5,913      110
                                ---      ------  ---------- --------  -------
    Subtotals..............       9       2,454     155,627   13,340      474
                                ---      ------  ---------- --------  -------
Residential Care Facilities
 for the Elderly:
  California...............       3          18         517      --       --
                                ---      ------  ---------- --------  -------
Rehabilitation Hospitals:
  Arizona..................       2         116      16,826    1,770      674
                                ---      ------  ---------- --------  -------
Medical Clinic:
  Alabama..................       1         --        2,433      --         7
                                ---      ------  ---------- --------  -------
Construction in Progress...      --         --       45,694      --        --
                                ---      ------  ---------- --------  -------
Total All Owned
 Facilities................     290      30,051  $1,331,373 $121,298  $14,804
                                ===      ======  ========== ========  =======

--------
(1) Assisted living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.

(2) Annual Minimum Rent (as defined in the Leases) for each of the Company's owned properties. Additional rent, generally contingent upon increases in the facility net patient revenues in excess of a base amount or increases in the Consumer Price Index, may also be paid. The 1999 additional rent amounts reflect additional rent earned in 1999.

  As of December 31, 1999, 47 of the Company's 290 owned facilities were being leased to and operated by subsidiaries of Beverly. Beverly has guaranteed certain obligations of its subsidiaries and of certain parties unaffiliated with Beverly in connection with 24 properties operated by such parties. The Company expects that as new facilities are acquired, an increasing percentage of its facilities will be leased to operators unaffiliated with Beverly. For additional financial information regarding Beverly, see Appendix 1 attached as part of this Annual Report on Form 10-K.

  As of December 31, 1999, 54 of the owned facilities are leased to and operated by subsidiaries of Alterra.

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

Regulation

  Payments for health care services provided by the operators of the Company's facilities are received principally from four sources: private funds; Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to nursing facilities and the amount of additional rents payable to the Company under the Leases. Effective for cost reporting years beginning after July 1, 1998, the payment methodology for nursing homes under the Medicare program was changed. Under the new methodology, Medicare reimburses nursing home operators for nursing care, ancillary services and capital costs at a flat per diem rate. In the past, a cost-based system of reimbursement was used. This new reimbursement methodology is being phased in over four years. Payments under the new methodology are generally lower than the payments the facilities had historically received. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients. Any changes in reimbursement levels could have an adverse impact on the revenues of the operators of the Company's facilities, which could in turn adversely impact their abilities to make their monthly lease or debt payments to the Company.

  Health care facilities in which the Company invests are also generally subject to state licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need ("CON"), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements generally do not apply to assisted living facilities. CON requirements are not uniform throughout the United States and are subject to change. The Company cannot predict the impact of regulatory changes with respect to licensure and CONs on the operations of the Company's lessees and mortgagees.

Executive Officers of the Company

  The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer of the Company is appointed by its Board of Directors (the "Board"), serves at the pleasure of the Board and holds office until a successor is elected, or until the earliest of death, resignation or removal. There is no "family relationship" between any of the named executive officers or any director of the Company. All information is given as of February 29, 2000.

        Name                Age                     Position
        ----                ---                     --------
   R. Bruce Andrews........  59 President and Chief Executive Officer
   Mark L. Desmond.........  41 Senior Vice President and Chief Financial Officer
   T. Andrew Stokes........  52 Senior Vice President of Corporate Development
   Steven J. Insoft........  36 Vice President of Development
   John J. Sheehan, Jr.....  42 Vice President of Development
   Gary E. Stark...........  44 Vice President and General Counsel

  R. Bruce Andrews - President and Chief Executive Officer of the Company since September 1989 and a director of the Company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. From 1986 through 1989, Mr. Andrews was engaged in various private investments. Mr. Andrews is also a director of CenterTrust Retail Properties, Inc.

  Mark L. Desmond - Senior Vice President and Chief Financial Officer of the Company since January 1996. Mr. Desmond was Vice President and Treasurer of the Company from May 1990 to December 1995 and Controller, Chief Accounting Officer and Assistant Treasurer of the Company from June 1988 to April 1990. From 1986 until joining the Company, Mr. Desmond held various accounting positions with Beverly, an operator of nursing facilities, pharmacies and pharmacy related outlets.

  T. Andrew Stokes - Senior Vice President of Corporate Development of the Company since January 1996. Mr. Stokes was Vice President of Development of the Company from August 1992 to December 1995. From 1984 to 1988, Mr. Stokes served as Vice President, Corporate Development for American Medical International, Inc., a hospital management company. From 1989 until joining the Company, Mr. Stokes was Healthcare Group Director of Houlihan, Lokey, Howard & Zukin, a national financial advisory firm.

  Steven J. Insoft - Vice President of Development of the Company since February 1998. From 1991 to 1997, Mr. Insoft served as President of CMI Senior Housing & Healthcare, Inc., an operator of nursing facilities. From 1988 to 1991, Mr. Insoft was an Associate in the Capital Markets Group of Prudential Insurance Company of America.

  John J. Sheehan, Jr. - Vice President of Development of the Company since February 1996. From September 1987 through April 1990, Mr. Sheehan served as Director of Asset Management for Southmark Corporation, a real estate syndication company. From April 1990 until joining the Company, Mr. Sheehan was Vice President, Mortgage Finance for Life Care Centers of America, an operator and manager of nursing facilities.

  Gary E. Stark - Vice President and General Counsel of the Company since January 1993. From January 1988 to December 1989, Mr. Stark held the position of General Counsel with Care Enterprises, Inc., an operator of nursing facilities, pharmacies and other ancillary health care services, and served as its Corporate Counsel from April 1985 through December 1987. From January 1990 through August 1991, Mr. Stark was engaged in the private practice of law. Mr. Stark served as Vice President of Legal Services of Life Care Centers of America, Inc., an operator and manager of nursing facilities and retirement centers from July 1992 to December 1992 and served as General Counsel from September 1991 to July 1992.

Employees

  As of February 29, 2000, the Company had fourteen employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

  The Company's common stock is listed on the New York Stock Exchange. It has been the Company's policy to declare quarterly dividends to holders of the Company's common stock so as to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of the Company's common stock from January 1, 1998 to December 31, 1999 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods.

                                                    High      Low       Dividend
                                                    ----      ----      --------
      1999
        First quarter.............................. $22 1/4   $16 3/4     $.45
        Second quarter.............................  21        17 3/4      .45
        Third quarter..............................  19 3/16   14 15/16    .45
        Fourth quarter.............................  17 1/16   11 3/4      .45
      1998
        First quarter.............................. $26 15/16 $24 1/4     $.42
        Second quarter.............................  25 7/8    23 3/16     .42
        Third quarter..............................  25 3/8    19 3/8      .42
        Fourth quarter.............................  23 1/4    20          .42

  As of February 29, 2000 there were approximately 1,100 holders of record of the Company's common stock.

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

                                      Years ended December 31,
                         -------------------------------------------------------
                            1999        1998        1997       1996      1995
                         ----------  ----------  ----------  --------  ---------
                                (In thousands, except per share data)
Operating Data:
  Total revenues........ $  163,865  $  142,584  $  115,705  $ 95,776  $  81,039
  Income from
   operations...........     71,148      67,427      62,988    54,944     49,382
  Gain (loss) on sale of
   facilities...........       (335)      2,321         829       --         989
  Net income............     70,813      69,748      63,817    54,944     50,371
  Preferred stock
   dividends............     (7,677)     (7,677)     (1,962)      --         --
  Net income available
   to common
   stockholders.........     63,136      62,071      61,855    54,944     50,371
  Dividends paid on
   common stock.........     83,480      75,128      65,734    59,581     53,182


Per Share Data:
  Basic/diluted income
   from continuing
   operations available
   to common
   stockholders (1)..... $     1.37  $     1.34  $     1.45  $   1.36  $    1.30
  Basic/diluted net
   income available to
   common stockholders..       1.37        1.39        1.47      1.36       1.33
  Dividends paid on
   common stock.........       1.80        1.68        1.56      1.48       1.41


Balance Sheet Data:
  Investments in real
   estate, net.......... $1,372,064  $1,316,685  $1,053,273  $722,506  $ 652,231
  Total assets..........  1,430,056   1,357,303   1,077,394   744,984    670,111
  Senior unsecured notes
   due 2000-2038........    657,900     545,150     355,000   190,000    100,000
  Bank borrowings.......     75,300      42,000      19,600    32,300     93,900
  Convertible
   debentures...........        --       57,431      64,512    64,920     65,000
  Notes and bonds
   payable..............     64,048      64,623      58,297     9,229     23,364
  Stockholders' equity..    585,590     605,558     553,046   428,588    371,822


Other Data:
  Net cash provided by
   operating
   activities........... $   94,659  $  106,067  $   86,010  $ 74,129  $  66,972
  Net cash used in
   investing
   activities...........    (89,753)   (282,968)   (267,302)  (85,034)  (151,476)
  Net cash provided by
   (used in) financing
   activities...........     (4,949)    182,891     179,775    14,677     88,699
  Funds from operations
   available to common
   stockholders (2).....     99,602      92,726      80,851    71,667     63,267
  Weighted average
   shares outstanding...     46,216      44,637      42,164    40,373     37,808

-------
(1) For per share purposes, income from continuing operations is defined as income before the effect of any gains or losses on sales of properties.

(2) Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. The Company therefore discloses funds from operations, although it is a measurement that is not defined by generally accepted accounting principles. The Company uses the NAREIT measure of funds from operations, which is generally defined as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation, less gains/losses on sales of facilities. The NAREIT measure may not be comparable to similarly titled measures used by other REITs. Consequently, the Company's funds from operations may not provide a meaningful measure of the Company's performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

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

Operating Results

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Minimum rent increased $19,721,000 or 19% in 1999 as compared to 1998. The increase was primarily due to minimum rent resulting from the 19 developments completed during 1999, combined with a full year of revenues earned by investments in additional facilities in 1998. Interest and other income increased by $518,000 or 2% in 1999 as compared to 1998. The increase was primarily due to approximately $7,617,000 of working capital loans provided during 1999. Additional rent and additional interest increased by $1,042,000 or 7% in 1999 as compared to 1998. The increase was attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

  Interest and amortization of deferred financing costs increased $14,090,000 or 38% in 1999 as compared to 1998. The increase was primarily due to the issuance of $112,750,000 in medium-term notes during 1999, a full year of interest expense related to the issuance of $190,150,000 of medium-term notes in 1998 and a rise in interest rates during 1999. Depreciation and non-cash charges increased $8,155,000 or 29% in 1999 as compared to 1998. The increase was attributable to increased depreciation due to the developments completed in 1999 and a full year of depreciation related to facilities acquired in 1998. General and administrative costs increased $315,000 or 7% in 1999 as compared to 1998 due to general cost increases and additional costs associated with the Company's larger asset base.

  The Company expects increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects increased additional rent and additional interest at individual facilities because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. In addition, the Company is currently negotiating a new lease with Beverly Enterprises, Inc. ("Beverly") which will incorporate 38 of their 47 current facilities' leases, the majority of which are up for renewal in 2000. The other 9 facilities are on a separate lease that does not expire until 2010. The new lease will have new base rent amounts for each facility that will generally incorporate the former additional rents. This will result in a shift in revenues from additional rent to base rent. The new lease will probably result in a decrease in total rent from Beverly as it is likely that Beverly will purchase 5 facilities from the Company and certain rent concessions will probably be made with regard to a few specific facilities. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

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

  Interest and amortization of deferred financing costs increased $8,632,000 or 30% in 1998 as compared to 1997. The increase was primarily due to the issuance of $190,150,000 in medium-term notes during 1998 and a full year of interest expense related to the issuance of $165,000,000 of medium-term notes in 1997. Depreciation and non-cash charges increased $8,151,000 or 41% in 1998 as compared to 1997. The increase was attributable to increased depreciation due to the acquisition of additional facilities in 1998 and a full year of depreciation related to facilities acquired in 1997. General and administrative costs increased $657,000 or 16% in 1998 as compared to 1997. The increase was due in part to adding two additional employees, increased wages and increases in other general expenses. The impairment of long-lived assets was due to recording a provision of $5,000,000 as a reduction in the carrying amount of the Company's investment in three medical clinics that were constructed for and leased to a company that has declared bankruptcy.

Information Regarding Certain Operators

  Three of the companies that operate facilities owned by the Company have filed for bankruptcy protection. The table below summarizes the filing dates of the bankruptcies, the number of the Company's facilities operated by each operator, the Company's investment in facilities subject to the bankruptcies, the percentage of the Company's revenue for 1999 relating to the facilities operated by each operator and cash deposits and letters of credit held by the Company as security for each operator.

                                          Number of   Investment  Percentage
                            Bankruptcy    Facilities      in       of 1999    Security
        Operator           Filing Date     Operated   Facilities   Revenue    Deposits
        --------         ---------------- ---------- ------------ ---------- ----------
Sun Healthcare Group,
 Inc.................... October 14, 1999     23     $ 85,650,000      6%    $3,064,000
Mariner Post-Acute
 Network................ January 18, 2000     21       67,851,000      6%     3,055,000
Integrated Health
 Services, Inc.......... February 2, 2000     11       45,904,000      4%     1,277,000
                                             ---     ------------    ---     ----------
  Totals................                      55     $199,405,000     16%    $7,396,000
                                             ===     ============    ===     ==========

  The number of facilities and investment in facilities amounts above include investments in mortgage loans. The Company has one mortgage directly with Mariner Post-Acute Network in the amount of $7,497,000 secured by 1 facility. The remaining mortgage loans, aggregating $19,294,000, are secured by 2 facilities operated by Sun Healthcare Group, Inc. and 4 facilities operated by Integrated Health Services. The operators are not the borrowers under the non-direct mortgage loans, and the borrowers are responsible for making the interest payments to the Company. The Company's interest continues to be paid each month on a timely basis.

  Under bankruptcy statutes, the court must either affirm the Company's lease or reject it and return the property to the Company. The court cannot change the rental amount or other lease provisions that could financially impact the Company. The likelihood that the Company's leases would be affirmed rests primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the fifty-five facilities leased to and operated by these three companies are not providing adequate cash flows on their own to cover the rent under the leases. The Company's rent continues to be paid each month on a timely basis. While there is a possibility that these properties may be returned by the courts, the Company has already identified parties interested in leasing these facilities, however such leases would be at a slightly lower rental rate.

Liquidity and Capital Resources

  During 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During 1999, the Company provided new construction financing of approximately $96,408,000. Construction of 19 assisted living facilities was completed in 1999, in which the Company's total aggregate investment was approximately $141,201,000; $60,485,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing Leases. During 1999, the Company also funded approximately $11,024,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by the Company on these facilities. The acquisitions, construction advances and capital improvements were funded by bank borrowings on the Company's bank line of credit and cash on hand.

  During 1999, the Company provided 4 mortgage loans secured by 4 parcels of land in the aggregate amount of $4,698,000. In addition, the Company funded an additional $313,000 on existing mortgage loans. Such additional amounts funded result in an increase in interest income earned by the Company on these loans. The mortgage loans and the additional amounts funded were financed by borrowings on the Company's bank line of credit and by cash on hand.

  During 1999, the Company disposed of 5 skilled nursing facilities, 2 assisted living facilities, 21 residential care facilities for the elderly and 2 medical clinics in 27 separate transactions for aggregate proceeds of approximately $20,272,000. The Company recognized an aggregate loss of $335,000 related to the disposal of these facilities. The proceeds of the disposals were used to repay borrowings on the Company's bank line of credit.

  During 1999, the Company issued $112,750,000 in aggregate principal amount of medium-term notes. The notes bear fixed interest at a weighted average interest rate of 8.62% and have a weighted average maturity of 7 years. The proceeds were used to repay borrowings on the Company's bank line of credit.

  On January 1, 1999, $57,431,000 of the Company's convertible debentures matured. Of the total maturing, debentures totaling $57,423,000 were repaid and the remaining debentures, totaling $8,000, were converted into 356 shares of common stock. The repayment was funded by bank borrowings on the Company's bank line of credit and cash on hand.

  At December 31, 1999, the Company had $24,700,000 available under its $100,000,000 bank line of credit that expires on March 31, 2002. The Company also had effective shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $442,100,000 in aggregate principal amount of medium-term notes and (b) up to $178,247,000 of securities including debt, convertible debt, common and preferred stock.

  The Company anticipates making additional investments in health care related facilities, although the level of new investments is decreasing and the Company does not anticipate making additional investments beyond its current commitments until such time as access to long-term capital is under more favorable terms. Financing for such future investments may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company believes it has sufficient liquidity and financing capability to finance anticipated future investments as well as repay borrowings at or prior to their maturity.

 Year 2000 Readiness Disclosure Update

  All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act.

  The Year 2000 issue (the "Year 2000 Issue") in computers arose from the common industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read the date "00," the computers may default to the year "1900" rather than the correct "2000." This could result in incorrect calculations, faulty data and computer shutdowns, which could cause disruptions of operations.

  During 1999, the Company reviewed the risks of the Year 2000 Issue with regard to the Company's own internal operations, information systems and software applications and the impact on the Company of its outside vendors', lessees' and borrowers' ability to operate. During the second quarter of 1999, unrelated to the Year 2000 Issue, the Company replaced its entire computer system, which consists of a local area network of twelve personal computers and three servers. The system was replaced to enable the Company to upgrade its accounting software package, which was completed during the third quarter of 1999. The Company believed its own internal operations, information systems and software applications were compliant based upon reasonable assurance by vendors and the Company's information systems consultants. The cost to remediate the Year 2000 Issues with regard to the Company's internal operations, information systems and software applications was not material.

  Subsequent to January 1, 2000, the Company has not experienced any hardware or software problems related to the Year 2000 Issue with regard to its own internal operations and systems.

  The Company's vendors that provide banking, communications and payroll services and the Company's lessees and borrowers were also likely to be affected by the Year 2000 Issue. If the Company's vendors, lessees and borrowers were not Year 2000 compliant, or if they faced disruptions in their operations or cash flows due to Year 2000 Issues, the Company could have faced significant temporary disruptions in rent and mortgage payments and, therefore, cash flows after that date. At this time, the Company is not aware of any significant issues that may have impacted these vendors, lessees and borrowers, and there have been no disruptions in rent or mortgage payments.

  The Company also had risks associated with Year 2000 Issues in non-information technology areas as it related to owned properties. There was a risk that embedded chips in elevators, security systems, electrical systems and similar technology-driven devices may have stopped functioning due to Year 2000 Issues. Substantially all of the Company's owned properties are leased under triple-net leases and as such, the cost to remediate any of these items was paid by the lessees. At the current time, the Company is unaware of any significant disruptions of these sorts at any of its owned properties.

  At this time there have been no indications that the Company's vendors, lessees, borrowers and third parties upon which they are dependent have experienced any Year 2000 Issues which would have a material impact on the future operations and/or financial results of the Company, and the Company does not expect any future disruptions related to its vendors, lessees and borrowers.

  Readers are cautioned that many of the statements contained in the "Year 2000 Readiness Disclosure Update" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

 Impact of New Accounting Pronouncements

  The adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities does not have an impact on the Company's financial statements as the Company does not utilize derivatives or engage in any hedging activities.

 Market Risk Exposure

  The Company is exposed to market risks related to fluctuations in interest rates on its mortgage loans receivable and debt. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 31, 1999. Readers are cautioned that many of the statements contained in the "Market Risk Exposure" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

  The Company provides mortgage loans to operators of healthcare facilities as part of its normal operations. The majority of the loans have fixed rates. Four of the mortgage loans have adjustable rates; however, the rates adjust only once or twice over the loan lives and the minimum adjusted rate is equal to the current rate. Therefore, all mortgage loans receivable are treated as fixed rate notes in the table and analysis below.

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

  For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. The Company generally cannot prepay fixed rate debt prior to maturity, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $878,000.

  The table below details the principal amount and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates. Certain of the mortgage loans receivable and certain items in the various categories of debt require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

                                                     Maturity Date
                          --------------------------------------------------------------------------
                                                                                              Fair
                           2000     2001     2002     2003     2004    Thereafter  Total     Value
                          -------  -------  -------  -------  -------  ---------- --------  --------
                                                 (Dollars in thousands)
Assets
 Mortgage loans
  receivable............      --       --       --   $ 2,418  $ 4,698   $196,246  $203,362  $189,820
   Average interest
    rate................      --       --       --     10.05%    9.00%     10.27%    10.24%
Liabilities
 Debt
  Fixed rate............  $30,000  $78,150  $50,000  $66,000  $67,750   $417,596  $709,496  $618,236
   Average interest
    rate................     7.43%    6.89%    7.35%    7.49%    9.08%      7.39%     7.50%
  Variable rate.........      --       --       --       --       --    $ 12,452  $ 12,452  $ 12,452
   Average interest
    rate................      --       --       --       --       --        4.21%     4.21%
  Bank borrowings.......      --       --   $75,300      --       --         --   $ 75,300  $ 75,185
   Average interest
    rate................      --       --      7.32%     --       --         --       7.32%

  Increases in interest rates during 1999 resulted in an increase in interest expense for the Company primarily related to the bank line of credit and medium-term notes issued during the year at rates somewhat higher than in prior years. These interest rate increases have made it more expensive for the Company to borrow on its bank line of credit and to access debt capital through its medium-term note program. Any future interest rate increases will further increase the cost of any borrowings to finance future acquisitions or replace current long-term debt as it matures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Report of Independent Public Accountants..................................  15

  Consolidated Balance Sheets...............................................  16

  Consolidated Statements of Operations.....................................  17

  Consolidated Statements of Stockholders' Equity...........................  18

  Consolidated Statements of Cash Flows.....................................  19

  Notes to Consolidated Financial Statements................................  20

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of
Nationwide Health Properties, Inc.

  We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                     Arthur Andersen LLP

Orange County, California
January 20, 2000

                       NATIONWIDE HEALTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
                                                           (In thousands)
                        ASSETS
                        ------

Investments in real estate
  Real estate properties:
    Land............................................... $  146,712  $  148,388
    Buildings and improvements.........................  1,146,921   1,024,637
    Construction in progress...........................     37,740      70,363
                                                        ----------  ----------
                                                         1,331,373   1,243,388
    Less accumulated depreciation......................   (162,671)   (133,316)
                                                        ----------  ----------
                                                         1,168,702   1,110,072
  Mortgage loans receivable, net.......................    203,362     206,613
                                                        ----------  ----------
                                                         1,372,064   1,316,685
Cash and cash equivalents..............................     16,139      16,182
Receivables............................................      7,614       6,712
Other assets...........................................     34,239      17,724
                                                        ----------  ----------
                                                        $1,430,056  $1,357,303
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Bank borrowings........................................ $   75,300  $   42,000
Senior notes due 2000-2038.............................    657,900     545,150
Notes and bonds payable................................     64,048      64,623
Convertible debentures.................................        --       57,431
Accounts payable and accrued liabilities...............     47,218      42,541
Commitments and contingencies..........................
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; issued and outstanding: 1,000,000 as of
   December 31, 1999 and 1998; stated at liquidation
   preference of $100 per share........................    100,000     100,000
  Common stock $.10 par value; 100,000,000 shares
   authorized; issued and outstanding: 46,216,484 and
   46,206,128 as of December 31, 1999 and 1998,
   respectively........................................      4,622       4,621
  Capital in excess of par value.......................    556,373     555,998
  Cumulative net income................................    504,457     433,644
  Cumulative dividends.................................   (579,862)   (488,705)
                                                        ----------  ----------
    Total stockholders' equity.........................    585,590     605,558
                                                        ----------  ----------
                                                        $1,430,056  $1,357,303
                                                        ==========  ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)

                                                    Years ended December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
Revenues:
  Minimum rent...................................  $123,926  $104,205  $ 79,587
  Interest and other income......................    23,377    22,859    22,454
  Additional rent and additional interest........    16,562    15,520    13,664
                                                   --------  --------  --------
                                                    163,865   142,584   115,705
                                                   --------  --------  --------
Expenses:
  Interest and amortization of deferred financing
   costs.........................................    51,621    37,531    28,899
  Depreciation and non-cash charges..............    36,131    27,976    19,825
  General and administrative.....................     4,965     4,650     3,993
  Impairment of long-lived assets................       --      5,000       --
                                                   --------  --------  --------
                                                     92,717    75,157    52,717
                                                   --------  --------  --------
Income before gain (loss) on sale of facilities..    71,148    67,427    62,988
Gain (loss) on sale of facilities................      (335)    2,321       829
                                                   --------  --------  --------
Net income.......................................    70,813    69,748    63,817
Preferred stock dividends........................    (7,677)   (7,677)   (1,962)
                                                   --------  --------  --------
Net income available to common stockholders......  $ 63,136  $ 62,071  $ 61,855
                                                   ========  ========  ========
Per share amounts:
  Basic/diluted income from continuing operations
   available to common stockholders..............  $   1.37  $   1.34  $   1.45
                                                   ========  ========  ========
  Basic/diluted net income available to common
   stockholders..................................  $   1.37  $   1.39  $   1.47
                                                   ========  ========  ========
Weighted average shares outstanding..............    46,216    44,637    42,164
                                                   ========  ========  ========



                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                        Capital
                                                           in
                          Common stock  Preferred Stock  excess                              Total
                          ------------- ---------------  of par   Cumulative Cumulative  stockholders'
                          Shares Amount Shares  Amount   value    net income dividends      equity
                          ------ ------ ------ -------- --------  ---------- ----------  -------------
Balances at December 31,
 1996...................  41,785 $4,179   --   $    --  $462,534   $300,079  ($338,204)    $428,588
 Issuance of common
  stock.................   1,326    132   --        --    30,551        --         --        30,683
 Issuance of preferred
  stock.................     --     --  1,000   100,000   (2,750)       --         --        97,250
 Conversion of
  debentures............      18      2   --        --       402        --         --           404
 Net income.............     --     --    --        --       --      63,817        --        63,817
 Preferred dividends....     --     --    --        --       --         --      (1,962)      (1,962)
 Common dividends.......     --     --    --        --       --         --     (65,734)     (65,734)
                          ------ ------ -----  -------- --------   --------  ---------     --------
Balances at December 31,
 1997...................  43,129  4,313 1,000   100,000  490,737    363,896   (405,900)     553,046
 Issuance of common
  stock.................   2,761    276   --        --    58,248        --         --        58,524
 Conversion of
  debentures............     316     32   --        --     7,013        --         --         7,045
 Net income.............     --     --    --        --       --      69,748        --        69,748
 Preferred dividends....     --     --    --        --       --         --      (7,677)      (7,677)
 Common dividends.......     --     --    --        --       --         --     (75,128)     (75,128)
                          ------ ------ -----  -------- --------   --------  ---------     --------
Balances at December 31,
 1998...................  46,206  4,621 1,000   100,000  555,998    433,644   (488,705)     605,558
 Issuance of common
  stock.................      10      1   --        --       327        --         --           328
 Conversion of
  debentures............     --     --    --        --         8        --         --             8
 Stock options..........     --     --    --        --        40        --         --            40
 Net income.............     --     --    --        --       --      70,813        --        70,813
 Preferred dividends....     --     --    --        --       --         --      (7,677)      (7,677)
 Common dividends.......     --     --    --        --       --         --     (83,480)     (83,480)
                          ------ ------ -----  -------- --------   --------  ---------     --------
Balances at December 31,
 1999...................  46,216 $4,622 1,000  $100,000 $556,373   $504,457  ($579,862)    $585,590
                          ====== ====== =====  ======== ========   ========  =========     ========



                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years ended December 31,
                                               -------------------------------
                                                 1999       1998       1997
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  70,813  $  69,748  $  63,817
  Depreciation and non-cash charges...........    36,131     27,976     19,825
  (Gain) loss on sale of properties...........       335     (2,321)      (829)
  Impairment of long-lived assets.............       --       5,000        --
  Amortization of deferred financing costs....       940        980        801
  Net change in other assets and liabilities..   (13,560)     4,684      2,396
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................    94,659    106,067     86,010
                                               ---------  ---------  ---------

Cash flows from investing activities:
  Investment in real estate properties........  (110,590)  (279,384)  (239,775)
  Disposition of real estate properties.......    23,669      5,496      4,812
  Investment in mortgage loans receivable.....    (5,011)   (18,711)   (44,947)
  Principal payments on mortgage loans
   receivable.................................     2,179      9,631     12,608
                                               ---------  ---------  ---------
    Net cash used in investing activities.....   (89,753)  (282,968)  (267,302)
                                               ---------  ---------  ---------

Cash flows from financing activities:
  Bank borrowings.............................   262,600    308,800    263,700
  Repayment of bank borrowings................  (229,300)  (286,400)  (276,400)
  Issuance of common stock, net...............       --      53,062        --
  Issuance of preferred stock, net............       --         --      97,250
  Issuance of senior unsecured debt...........   112,750    190,150    165,000
  Issuance of notes and bonds.................       --       4,507        --
  Principal payments on convertible
   debentures, notes and bonds................   (58,470)    (2,729)      (474)
  Dividends paid..............................   (91,157)   (82,805)   (67,696)
  Deferred financing costs....................    (1,372)    (1,694)    (1,605)
                                               ---------  ---------  ---------
    Net cash provided by (used in) financing
     activities...............................    (4,949)   182,891    179,775
                                               ---------  ---------  ---------

Increase (decrease) in cash and cash
 equivalents..................................       (43)     5,990     (1,517)
Cash and cash equivalents, beginning of
 period.......................................    16,182     10,192     11,709
                                               ---------  ---------  ---------
Cash and cash equivalents, end of period...... $  16,139  $  16,182  $  10,192
                                               =========  =========  =========
Supplemental schedule of cash flow
 information:
  Cash interest paid.......................... $  49,402  $  38,402  $  22,467
                                               =========  =========  =========


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years ended December 31, 1999, 1998 and 1997

1. Organization

  Nationwide Health Properties, Inc. (the "Company") was incorporated on October 14, 1985 in the State of Maryland. The Company operates as a real estate investment trust specializing in investments in health care related properties and as of December 31, 1999 had investments in 341 health care facilities, including 197 skilled nursing facilities, 124 assisted living facilities, 14 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. At December 31, 1999, the Company owned 159 skilled nursing facilities, 116 assisted living facilities, 9 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company also held 37 mortgage loans secured by 38 skilled nursing facilities, 8 assisted living facilities, 5 continuing care retirement communities and 4 parcels of land. In addition, at December 31, 1999, the Company had 7 assisted living facilities under construction. The Company has no foreign facilities or operations.

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

 Federal Income Taxes

  The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95% of its real estate investment trust taxable income to its stockholders. Accordingly, the Company will not be subject to Federal income taxes on its income that is distributed to stockholders. Therefore, no provisions for Federal income taxes have been made in the Company's financial statements. The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as of December 31, 1999 is approximately $9,731,000.

 Revenue Recognition

  Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with generally accepted accounting principles. There are no step rent provisions in any of the lease agreements. Additional rent is generally computed as a percentage of facility net patient revenues in excess of base amounts

                      NATIONWIDE HEALTH PROPERTIES, INC.

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

 Accounting for Stock-Based Compensation

  During 1999, the Company adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation. This Statement establishes a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under this Statement causes the fair value of stock options granted to be amortized into expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Previously, the Company provided footnote disclosure of the pro forma effect of options granted as calculated under the provisions of SFAS No. 123. The impact of the adoption of this pronouncement was immaterial to the Company's financial position and results of operations.

 Capitalization of Interest

  The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for the Company's senior unsecured notes and bank line of credit, as applicable. Capitalized interest in 1999, 1998 and 1997 was $4,190,000, $4,693,000 and $1,651,000,
respectively.

 Impact of New Accounting Pronouncements

  The adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 Accounting for Derivative Instruments and Hedging Activities does not have an impact on the Company's financial statements as the Company does not utilize derivatives or engage in any hedging activities.

3. Earnings Per Share

  Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding; dilutive stock options and dilutive convertible debentures. The table below details the components of the basic and diluted earnings per share from continuing operations calculations:

                                          Years Ended December 31,
                                -----------------------------------------------
                                     1999            1998            1997
                                --------------- --------------- ---------------
                                Income   Shares Income   Shares Income   Shares
                                -------  ------ -------  ------ -------  ------
                                           (Amounts in thousands)
Income before gain on sale of
 facility.....................  $71,148         $67,427         $62,988
Less: preferred stock
 dividends....................   (7,677)         (7,677)         (1,962)
                                -------         -------         -------
Basic EPS.....................   63,471  46,216  59,750  44,637  61,026  42,164
Effect of dilutive securities:
Stock options.................      --      --      --        8     --        9
                                -------  ------ -------  ------ -------  ------
Diluted EPS...................  $63,471  46,216 $59,750  44,645 $61,026  42,173
                                =======  ====== =======  ====== =======  ======

                      NATIONWIDE HEALTH PROPERTIES, INC.

4. Real Estate Properties

  Substantially all of the Company's owned facilities are leased under "net" leases which are accounted for as operating leases. The leases have initial terms ranging from 9 to 19 years, and generally the leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the leases have corporate guarantees, and leases covering 197 facilities are backed by irrevocable letters of credit or security deposits that cover 2 to 12 months of monthly minimum rents. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

  Minimum future rentals on non-cancelable leases as of December 31, 1999 are as follows:

                                                                     Minimum
     Year                                                            Rentals
     ----                                                         --------------
                                                                  (In thousands)
     2000........................................................    $120,702
     2001........................................................     116,794
     2002........................................................     112,720
     2003........................................................     109,999
     2004........................................................     106,424
     2005........................................................      93,493
     2006........................................................      86,289
     2007........................................................      73,223
     2008........................................................      63,427
     2009........................................................      51,507
     Thereafter..................................................    $106,943

  During 1999, the Company acquired 7 residential care facilities for the elderly in 1 transaction for an aggregate investment of approximately $2,304,000. During 1999, the Company provided new construction financing of approximately $96,408,000. Construction of 19 assisted living facilities was completed in 1999, in which the Company's total aggregate investment was $141,201,000; $60,485,000 of this amount was a current year investment included in the new construction financing amount above. Upon acquisition or completion of construction, as applicable, the facilities were concurrently leased under terms generally similar to the Company's existing leases. The Company also funded approximately $11,024,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements will result in an increase in the minimum rents earned by the Company on these facilities.

  During 1999, the Company disposed of 5 skilled nursing facilities, 2 assisted living facilities, 21 residential care facilities for the elderly and 2 medical clinics in 27 separate transactions for aggregate proceeds of approximately $20,272,000. The Company recognized an aggregate loss of $335,000 related to the disposal of these facilities. The Company has deferred recognition of additional payments received totaling approximately $4,109,000 related to four facilities pending resolution of renewal negotiations of the master lease relating to such facilities.

                       NATIONWIDE HEALTH PROPERTIES, INC.

  The following table lists the Company's real estate properties as of December 31, 1999:

                                                                                     Notes
                                             Buildings                                and
                         Number of              and          Total     Accumulated   Bonds
   Facility Location     Facilities  Land   Improvements Investment(1) Depreciation Payable
   -----------------     ---------- ------- ------------ ------------- ------------ -------
                                           (Dollar amounts in thousands)
Skilled Nursing
 Facilities:
  Arizona...............      1     $   650   $  2,890     $  3,540      $    810   $   --
  Arkansas..............     10       2,900     37,130       40,030         3,579     2,220
  California............      8       7,053     19,428       26,481         4,801       --
  Connecticut...........      2         810      5,382        6,192         1,325       --
  Florida...............     11       4,712     29,595       34,307         7,036       --
  Georgia...............      2       1,363      9,657       11,020         1,227       --
  Idaho.................      1          15        777          792           253       --
  Illinois..............      2         157      5,392        5,549         1,513       --
  Indiana...............     11       2,044     34,372       36,416         8,191       --
  Kansas................     10         767     13,212       13,979         2,861       --
  Maryland..............      4         845     21,212       22,057         8,069       --
  Massachusetts.........     17       7,488     66,350       73,838         9,139       --
  Minnesota.............     10       2,559     35,318       37,877        14,467       --
  Mississippi...........      1         750      3,520        4,270           126       --
  Missouri..............      1          51      2,689        2,740         1,076       --
  Nevada................      1         740      3,294        4,034           679       --
  New Jersey............      1         360      6,448        6,808         3,740       --
  North Carolina........      1         116      2,244        2,360           898       --
  Ohio..................      6       1,316     28,235       29,551         8,412       --
  Oklahoma..............      3          98      3,841        3,939         1,243       --
  Oregon................      1         100      1,115        1,215           496       --
  Tennessee.............     10       2,354     33,152       35,506         4,946       --
  Texas.................     25       4,757     50,772       55,529        12,550       --
  Virginia..............      4       1,036     17,532       18,568         7,015       --
  Washington............      7       2,973     26,340       29,313         3,636       --
  Wisconsin.............      9       1,621     19,548       21,169         7,500       --
                            ---     -------   --------     --------      --------   -------
    Subtotals...........    159      47,635    479,445      527,080       115,588     2,220
                            ---     -------   --------     --------      --------   -------
Continuing Care Retirement Communities:
  California............      1       1,600     10,827       12,427         1,415       --
  Colorado..............      1         400      2,715        3,115           520       --
  Georgia...............      1         723     10,769       11,492           295       --
  Kansas................      1         687     12,517       13,204           842     2,600
  Massachusetts.........      1       1,351     12,538       13,889           521       --
  Texas.................      2       2,681     34,468       37,149         1,822       --
  Wisconsin.............      2      11,057     53,294       64,351         3,533    24,518
                            ---     -------   --------     --------      --------   -------
    Subtotals...........      9      18,499    137,128      155,627         8,948    27,118
                            ---     -------   --------     --------      --------   -------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                                  Buildings                              Notes and
                             Number of               and          Total     Accumulated    Bonds
     Facility Location       Facilities   Land   Improvements Investment(1) Depreciation  Payable
     -----------------       ---------- -------- ------------ ------------- ------------ ---------
                                                 (Dollar amounts in thousands)
Assisted Living Facilities:
  Alabama..................       2     $  1,681  $    4,272   $    5,953     $    373    $   --
  Arizona..................       2        1,024       6,844        7,868          562        --
  Arkansas.................       1          182       1,479        1,661           67        --
  California...............      13       15,105      64,473       79,578        7,901        --
  Colorado.................       5        2,861      29,847       32,708        2,404        --
  Delaware.................       1          345       4,947        5,292           90        --
  Florida..................      19       10,839      73,030       83,869        3,765        --
  Idaho....................       1          544      11,256       11,800          973        --
  Illinois.................       1          603      10,473       11,076          786        --
  Indiana..................       1          805       3,851        4,656          160        --
  Kansas...................       4        1,885      11,585       13,470          593        --
  Kentucky.................       1          110       2,547        2,657          134        --
  Louisiana................       1          831       6,521        7,352           24        --
  Maryland.................       1          533       3,785        4,318           47        --
  Massachusetts............       2        3,463      14,015       17,478          519        --
  Michigan.................       1          300       7,005        7,305          960        --
  Missouri.................       1          414       2,115        2,529          116        --
  Nevada...................       2        1,219      12,397       13,616          656      6,764
  New Jersey...............       1          655       3,430        4,085          107        --
  North Carolina...........       1          385       2,531        2,916          111        --
  Ohio.....................      11        3,623      33,575       37,198        1,729        --
  Oklahoma.................       3          745       7,355        8,100        1,029        --
  Oregon...................       6        2,078      26,753       28,831        2,911      8,957
  Pennsylvania.............       2        1,066      11,813       12,879          251        --
  Rhode Island.............       1        1,200       8,801       10,001           55        --
  South Carolina...........       4          779      10,261       11,040          359        --
  Tennessee................       5        2,664      19,584       22,248          658        --
  Texas....................      16        7,283      68,253       75,536        2,961        --
  Washington...............       4        1,841      21,093       22,934        1,439        --
  West Virginia............       1          705       4,475        5,180           26        --
  Wisconsin................       2        4,843      24,219       29,062        1,410     18,989
                                ---     --------  ----------   ----------     --------    -------
    Subtotals..............     116       70,611     512,585      583,196       33,176     34,710
                                ---     --------  ----------   ----------     --------    -------
Residential Care Facilities
 for the Elderly:
  California...............       3          101         416          517           80        --
                                ---     --------  ----------   ----------     --------    -------
Rehabilitation Hospitals:
  Arizona..................       2        1,517      15,309       16,826        3,480        --
                                ---     --------  ----------   ----------     --------    -------
Medical Clinic:............
  Alabama..................       1          248       2,185        2,433        1,399        --
                                ---     --------  ----------   ----------     --------    -------
Construction In Progress...     --         8,101      37,593       45,694          --         --
                                ---     --------  ----------   ----------     --------    -------
Total Owned Facilities.....     290     $146,712  $1,184,661   $1,331,373     $162,671    $64,048
                                ===     ========  ==========   ==========     ========    =======

--------
(1) Also represents the approximate aggregate cost for Federal income tax purposes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

5. Mortgage Loans Receivable

  During 1999, the Company provided 4 mortgage loans secured by 4 parcels of land in the aggregate amount of $4,698,000. In addition, the Company funded an additional $313,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company. At December 31, 1999, the Company had 37 mortgage loans receivable secured by 38 skilled nursing facilities, 8 assisted living facilities, 5 continuing care retirement communities and 4 parcels of land. The loans have an aggregate principal balance of approximately $210,297,000 and are reflected in the Company's financial statements net of an aggregate discount of approximately $6,935,000. The principal balances of mortgage loans receivable as of December 31, 1999 mature approximately as follows: $2,802,000 in 2000, $2,588,000 in
2001, $2,787,000 in 2002, $6,161,000 in 2003, $7,294,000 in 2004 and
$188,665,000 thereafter.

  The following table lists the Company's mortgage loans receivable at December 31, 1999:

                                                 Final   Estimated  Original Face   Carrying
                            Number     Interest Maturity  Balloon     Amount of    Amount of
 Location of Facilities  of Facilities   Rate     Date   Payment(1)   Mortgages   Mortgages(2)
 ----------------------  ------------- -------- -------- ---------- ------------- ------------
                                             (Dollar amounts in thousands)
Skilled Nursing
 Facilities:
  Arkansas..............        3       10.00%   12/06     $4,946      $ 5,500      $ 5,101
  California............        1       10.00%   05/25      1,489        8,200        8,120
  California............        2        9.50%   03/09      5,336        7,841        7,277
  Connecticut...........        2       10.00%   06/22        --         8,862        5,801
  Florida...............       --       10.95%   07/03        --         4,400          766
  Florida...............        1       11.25%   07/06      4,400        4,400        4,400
  Illinois..............        1        9.00%   01/24        --         9,500        8,263
  Indiana...............        1       10.95%   07/03        --           785          422
  Kansas................        1        9.25%   09/03      1,169        1,550        1,229
  Louisiana.............        1       10.89%   04/15      2,407        3,850        3,796
  Maryland..............        1       10.90%   06/21        --         7,800        7,497
  Massachusetts.........        1        8.75%   02/24        --         9,000        7,489
  Michigan..............        3       12.61%   12/06      6,904        7,817        6,988
  Michigan..............        2       12.66%   01/05      2,506        3,000        2,599
  Michigan..............        1       11.70%   01/05      1,501        1,800        1,605
  Missouri..............        7       11.14%   08/11     17,725       17,725       17,725
  South Dakota..........        1       10.55%   05/05        --         4,275          734
  Tennessee.............        1       10.22%   01/07      8,550        8,550        8,550
  Texas.................        1       12.00%   03/08        --         1,460          915
  Texas.................        1        9.50%   09/13      5,760        5,760        5,760
  Virginia..............        1       10.50%   04/13     10,192       16,250       15,847
  Washington............        4       11.00%   10/19        112        6,000        5,687
  Wisconsin.............        1       10.55%   05/05        --         1,350          473
                                                           ------      -------      -------
    Subtotals...........       38                          72,997      145,675      127,044
                                                           ------      -------      -------

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                                 Final   Estimated  Original Face   Carrying
                            Number     Interest Maturity  Balloon     Amount of    Amount of
 Location of Facilities  of Facilities   Rate     Date   Payment(1)   Mortgages   Mortgages(2)
 ----------------------  ------------- -------- -------- ---------- ------------- ------------
                                             (Dollar amounts in thousands)
Assisted Living
 Facilities:
  Alabama...............       --        9.00%   06/04    $    710    $    710      $    710
  Florida...............        1       10.79%   11/06       5,500       5,500         5,500
  Florida...............        2       10.31%   09/20         --        7,230         7,230
  Florida...............       --        9.00%   04/04       1,013       1,013         1,013
  Michigan..............       --        9.00%   07/04       1,675       1,675         1,675
  North Carolina........        2       10.44%   05/07       2,841       2,841         2,950
  Pennsylvania..........       --        9.00%   06/04       1,300       1,300         1,300
  Pennsylvania..........        1        8.94%   09/08       2,900       2,900         2,900
  South Carolina........        1        8.94%   09/08       2,955       2,955         2,955
  Washington............        1        9.95%   12/15       6,403       6,557         6,557
                                                          --------    --------      --------
    Subtotals...........        8                           25,297      32,681        32,790
                                                          --------    --------      --------
Continuing Care Retirement Communities:
  California............        1        9.50%   03/09       2,831       4,159         3,861
  Florida...............        1       10.00%   06/09      14,200      14,200        14,200
  Massachusetts.........        1        9.52%   06/23         --       12,350        12,170
  Oklahoma..............        1        9.55%   03/24       2,250      11,200        10,297
  Tennessee.............        1       10.40%   02/07       3,000       3,000         3,000
                                                          --------    --------      --------
    Subtotals...........        5                           22,281      44,909        43,528
                                                          --------    --------      --------
Total...................       51                         $120,575    $223,265      $203,362
                                                          ========    ========      ========

--------
(1) Most loans require monthly principal and interest payments at level amounts over life to maturity. Some loans have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Five of the loans have decreasing principal and interest payments over the life of the loans. Most loans require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield the Company would have earned if prepayment had not occurred. Seven loans have a provision that no prepayments are acceptable.

(2) Also represents the approximate aggregate cost for Federal income tax purposes.

  The following table summarizes the changes in mortgage loans receivable during 1999, 1998 and 1997:

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (In thousands)
   Balance at January 1,.......................... $206,613  $199,819  $160,464
     New mortgage loans...........................    5,011    18,711    50,134
     Accretion of discount on loans...............    1,217     1,214     1,829
     Reclassification of loans to leases..........   (7,300)   (3,500)      --
     Collection of principal......................   (2,179)   (9,631)  (12,608)
                                                   --------  --------  --------
   Balance at December 31,........................ $203,362  $206,613  $199,819
                                                   ========  ========  ========

                      NATIONWIDE HEALTH PROPERTIES, INC.

6. Bank Borrowings

  The Company has a $100,000,000 unsecured credit agreement with certain banks which matures on March 31, 2002. The terms of the bank line of credit include an option to automatically extend the bank line of credit by one year with concurrence of the bank group. At the option of the Company, borrowings under the agreement bear interest at prime (8.5% at December 31, 1999) or LIBOR plus 70 basis points (6.575% at December 31, 1999). The Company pays a facility fee of .3% per annum on the total commitment under the agreement.

  Under covenants contained in the credit agreement, the Company is required to maintain, among other things: (i) a minimum net worth of $550,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.5 to 1.0; and (iii) a ratio of total liabilities to net worth of not more than 1.5 to 1.0.

7. Notes and Bonds Payable

  Notes and bonds payable are due through the year 2035, at interest rates ranging from 3.5% to 10.9% and are secured by real estate properties with an aggregate net book value as of December 31, 1999 of approximately $111,374,000. The principal balances of the notes and bonds payable as of December 31, 1999 mature approximately as follows: $1,078,000 in 2000, $1,141,000 in 2001, $1,217,000 in 2002, $1,292,000 in 2003, $1,389,000 in
2004, and $57,931,000 thereafter.

8. Senior Unsecured Notes Due 2000-2038

  During 1999, the Company issued $112,750,000 in aggregate principal amount of medium term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 1999 was $657,900,000. The weighted average interest rate on the Senior Notes was 7.5% and the weighted average maturity was 13.8 years. The principal balances of the Senior Notes as of December 31, 1999 mature approximately as follows: $30,000,000 in 2000, $78,150,000 in 2001, $50,000,000 in 2002, $66,000,000 in 2003, $67,750,000 in 2004 and
$366,000,000 thereafter.

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

9. Convertible Debentures

  During 1993, the Company issued $65,000,000 of 6.25% unsecured convertible debentures due January 1, 1999. The debentures were convertible at any time prior to maturity into shares of the Company's common stock at a conversion price of $22.4125 per share. During 1999, $8,000 of such debentures converted into 356 shares of common stock and the remaining debentures, totaling $57,423,000, were repaid. During 1998, $7,081,000 of such debentures converted into 315,921 shares of common stock.

10. Preferred Stock

  During 1997, the Company sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT securities ("Preferred Stock") with a liquidation preference of $100 per share. Dividends on the Preferred Stock

                      NATIONWIDE HEALTH PROPERTIES, INC.

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

11. Stock Incentive Plan

  Under the terms of a stock incentive plan (the "Plan"), the Company has reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, the Company may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. The Company began accounting for the Plan under SFAS No. 123 Accounting for Stock-Based Compensation during 1999 for options granted in 1999. Prior to 1999, the Company accounted for the Plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Had compensation cost for the Plan been determined consistent with SFAS No. 123 Accounting for Stock-Based Compensation for the years prior to 1999, the Company's net income and net income per share in 1999, 1998 and 1997 would have been the following pro forma amounts:

                                             1999        1998        1997
                                          ----------- ----------- -----------
   Net income available to common
    stockholders:
     As reported......................... $63,136,000 $62,071,000 $61,855,000
     Pro forma...........................  62,977,000  61,840,000  61,712,000
     Basic/diluted net income per share:
     As reported......................... $      1.37 $      1.39 $      1.47
     Pro forma...........................        1.36        1.39        1.46

                      NATIONWIDE HEALTH PROPERTIES, INC.

  Because the pro forma calculation reflects only amounts attributable to options granted since January 1, 1995, and the Company adopted SFAS No. 123 during 1999, future pro forma affects will decrease as the prior period options fully amortize. A summary of the status of the Plan at December 31, 1999, 1998 and 1997 and changes during the years then ended are as follows:

                                 1999             1998             1997
                            ---------------- ---------------- ----------------
                                     Wtd Avg          Wtd Avg          Wtd Avg
                                       Ex               Ex               Ex
                            Shares    Price  Shares    Price  Shares    Price
                            -------  ------- -------  ------- -------  -------
   Options:
     Outstanding at
      beginning of year.... 279,000  $ 23.42 179,000  $ 21.89  89,000  $ 20.78
     Granted............... 125,000    20.56 100,000    26.14  90,000    23.00
     Exercised.............     --       --      --       --      --       --
     Forfeited.............     --       --      --       --      --       --
     Expired...............     --       --      --       --      --       --
                            -------  ------- -------  ------- -------  -------
     Outstanding at end of
      year................. 404,000    22.53 279,000    23.42 179,000    21.89
                            =======  ======= =======  ======= =======  =======
     Exercisable at end of
      year................. 182,327  $ 22.50  89,328  $ 21.52  29,667  $ 20.78
     Weighted average fair
      value of options
      granted.............. $  1.04          $  2.69          $  2.14

   Restricted Stock:
     Outstanding at
      beginning of year....  73,400           94,900          109,100
     Awarded...............  10,000           12,000           10,000
     Vested................ (30,400)         (33,500)         (24,200)
     Forfeited.............     --               --               --
                            -------          -------          -------
     Outstanding at end of
      year.................  53,000           73,400           94,900
                            =======          =======          =======
     Weighted average fair
      value of restricted
      stock awarded........  $20.56           $26.12           $23.19

  Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of the Company's common stock on the date of grant. Options at December 31, 1999 have a weighted average contractual life of 8 years.

  The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                                            1999   1998   1997
                                                            -----  -----  -----
     Risk free rate of return..............................  5.18%  6.30%  6.30%
     Dividend yield........................................  8.75%  6.43%  6.78%
     Option term...........................................    10     10     10
     Volatility............................................ 18.96% 16.45% 16.45%

  The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. Subsequent to 1995, only non-employee directors receive restricted stock awards. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 1999, 1998 and 1997 related to restricted stock awards was approximately $325,000, $440,000 and $368,000, respectively.

                      NATIONWIDE HEALTH PROPERTIES, INC.

  Awards of dividend equivalents accompany the 1999, 1998 and 1997 stock option grants on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the Board of Directors. That formula depends on the Company's performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other select financial measures compared to peer companies, in each case as selected by the Compensation Committee. Dividend equivalents may be earned in all or part depending upon the actual total return to shareholders as compared to peer groups of other real estate investment trusts. SFAS No. 123 provides that payments related to the dividend equivalents are treated as dividends.

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

  The following tables set forth the amounts recognized in the Company's financial statements:

                                                             12/31/99  12/31/98
                                                             --------  --------
   Actuarial present value of benefit obligations:
    Vested benefit obligation............................... $684,000  $723,000
                                                             ========  ========
    Accumulated benefit obligation.......................... $695,000  $730,000
                                                             ========  ========
    Projected benefit obligation............................ $764,000  $814,000
    Unrecognized prior service cost.........................  (47,000)  (74,000)
    Unrecognized net gain...................................  264,000   163,000
                                                             --------  --------
     Accrued pension cost................................... $981,000  $903,000
                                                             ========  ========

   Net pension cost for the year included the
    following components:
                                                     1999     1998     1997
                                                   -------- -------- --------
    Current service cost.......................... $ 54,000 $ 43,000 $ 47,000
    Interest cost.................................   53,000   61,000   58,000
    Amortization of prior service cost............   19,000   27,000   27,000
                                                   -------- -------- --------
     Net periodic pension cost.................... $126,000 $131,000 $132,000
                                                   ======== ======== ========

  Discount rates of 6.75%, 7.0% and 7.5% in 1999, 1998 and 1997, respectively, and a 5.0% increase in the annual retainer every other year, were used in determining the actuarial present value of the projected benefit obligation.

13. Transactions with Alterra Healthcare Corporation and Beverly Enterprises,
Inc.

  As of December 31, 1999, 53 of the owned facilities are leased to and operated by subsidiaries of Alterra Healthcare Corporation ("Alterra"). Additionally, Alterra is the borrower on one of the Company's mortgage loans. Revenues from Alterra were approximately $19,117,000, $17,114,000 and $10,274,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  As of December 31, 1999, 47 of the owned facilities are leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Beverly has guaranteed certain obligations of its subsidiaries and of certain parties

                      NATIONWIDE HEALTH PROPERTIES, INC.

unaffiliated with Beverly in connection with 24 properties operated by such parties. Additionally, Beverly is the borrower on four of the Company's mortgage loans. Revenues from Beverly were approximately $21,211,000, $21,161,000 and $19,712,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

  One of the directors of the Company is also an officer and director of Beverly.

14. Impairment of Long-lived Assets

  During 1998, the Company recorded a provision of $5,000,000 as a reduction in the value of the Company's investment in three medical clinics constructed for and leased to a company that declared bankruptcy. The fair value of the medical clinics was determined based on discounted estimated future cash flows. During 1999, the Company disposed of two of the medical clinics and continues to look for another party to whom it may lease or sell the remaining facility.

15. Dividends

  Dividend payments by the Company to the common stockholders were characterized in the following manner for tax purposes:

                                                              1999  1998   1997
                                                              ----- ----- ------
   Ordinary income........................................... $1.30 $1.63 $1.505
   Capital gain..............................................   .10   .05   .055
   Return of capital.........................................   .40   --     --
                                                              ----- ----- ------
     Total dividends paid.................................... $1.80 $1.68 $1.560
                                                              ===== ===== ======

16. Quarterly Financial Data (unaudited)

                                               Three months ended,
                                   --------------------------------------------

                                   March 31, June 30, September 30, December 31,
                                   --------- -------- ------------- ------------
                                     (In thousands except per share amounts)
   1999:
     Revenues....................   $39,309  $40,871    $41,525      $42,160
     New income available to
      common stockholders........    15,811   15,305     15,775       16,246
     Basic/diluted net income per
      share......................       .34      .33        .34          .35
     Dividends per share.........       .45      .45        .45          .45
   1998:
     Revenues....................   $33,158  $34,491    $36,625      $38,310
     Net income available to
      common stockholders........    17,971   16,227     16,407       11,467
     Basic/diluted net income per
      share......................       .42      .37        .37          .25
     Dividends per share.........       .42      .42        .42          .42

17. Disclosures About Fair Value of Financial Instruments

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

 Cash and Cash Equivalents

  The carrying amount approximates fair value because of the short maturity of those instruments.

                       NATIONWIDE HEALTH PROPERTIES, INC.

 Mortgage Loans Receivable

  Fair values are based upon the estimates of management and on rates currently prevailing for comparable loans.

 Long-Term Debt

  The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates offered to the Company for debt of the same type and remaining maturity.

  The estimated fair values of the Company's financial instruments are as follows:

                                                        1999           1998
                                                   -------------- --------------
                                                   Carrying Fair  Carrying Fair
                                                    Amount  Value  Amount  Value
                                                   -------- ----- -------- -----
                                                           (In millions)
   Cash and cash equivalents......................   $ 16   $ 16    $ 16   $ 16
   Mortgage loans receivable......................    203    190     207    212
   Long-term debt.................................    797    706     709    694

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors
of Nationwide Health Properties, Inc.:

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Nationwide Health Properties, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 20, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                     Arthur Andersen LLP

Orange County, California
January 20, 2000

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.

                               DECEMBER 31, 1999

                                                            Gross Amount at which Carried at
                                                   Costs           Close of Period(1)
                                   Initial Cost Capitalized --------------------------------
                                   to Building  Subsequent            Buildings                         Original
                                       and          to                   and                  Accum.  Construction   Date
Facility Type and Location         Improvements Acquisition Land(2)  Improvements   Total     Depr.       Date     Acquired
--------------------------         ------------ ----------- -------- ------------ ----------  ------  ------------ --------
(Dollar amounts in thousands)
Skilled Nursing Facilities:
Benton...............           AR  $    4,532    $     4   $    685  $    4,536  $    5,221 $    205     1992       1998
Bryant...............           AR       4,693          4        320       4,697       5,017      212     1989       1998
Hot Springs..........           AR       2,320          0         54       2,320       2,374      890     1972       1986
Jacksonville.........           AR       3,453          0        155       3,453       3,608    1,323     1962       1986
Lake Village.........           AR       3,872         15        261       3,887       4,148      154     1997       1998
Monticello...........           AR       3,244          8        300       3,252       3,552      129     1993       1998
Morrilton............           AR       5,092          2        308       5,094       5,402      202     1996       1998
Morrilton............           AR       3,635          2        250       3,637       3,887      164     1988       1998
Wilmot...............           AR       2,217         20        240       2,237       2,477      118     1964       1998
Wynne (3)............           AR       4,015          2        327       4,017       4,344      182     1990       1998
Scottsdale...........           AZ       2,790        100        650       2,890       3,540      810     1963       1991
Chowcilla............           CA       1,119          0        109       1,119       1,228      343     1964       1987
Gilroy...............           CA       1,892          0        714       1,892       2,606      520     1968       1991
Hayward..............           CA       1,222        221        795       1,443       2,238      381     1968       1991
Orange...............           CA       5,059          0      1,141       5,059       6,200      938     1987       1992
Pomona...............           CA       1,247          0        365       1,247       1,612      499     1963       1985
San Diego............           CA       4,925          0        842       4,925       5,767    1,163     1965       1992
San Jose.............           CA       1,136        571      1,595       1,707       3,302      429     1968       1991
Santa Cruz...........           CA       1,596        440      1,492       2,036       3,528      528     1964       1991
Bloomfield...........           CT       2,827          0        670       2,827       3,497      494     1967       1994
Torrington...........           CT       2,555          0        140       2,555       2,695      831     1969       1987
Dania................           FL       1,962        102        178       2,064       2,242       38     1970       1997
Ft. Pierce...........           FL       2,758          0        125       2,758       2,883    1,104     1965       1985
Jacksonville.........           FL       2,787          0        498       2,787       3,285      317     1965       1996
Jacksonville.........           FL       1,853          0        161       1,853       2,014      571     1965       1987
Jacksonville.........           FL       1,759          0      1,503       1,759       3,262      114     1997       1997
Lakeland.............           FL       5,029          0      1,000       5,029       6,029      880     1982       1994
Live Oak.............           FL       3,217          0         50       3,217       3,267    1,233     1983       1986
Maitland.............           FL       3,327          0        209       3,327       3,536    1,275     1983       1986
Pensacola............           FL       1,833          0         77       1,833       1,910      573     1969       1987
Tampa................           FL       2,726          0        563       2,726       3,289      892     1971       1986
Tampa................           FL       2,053        189        348       2,242       2,590       39     1970       1997
Flowery Branch.......           GA       3,115          0        562       3,115       3,677       61     1970       1997
Lawrenceville........           GA       3,993      2,549        801       6,542       7,343    1,166     1988       1991
Buhl.................           ID         777          0         15         777         792      253     1913       1986
LaSalle..............           IL       2,703          0        127       2,703       2,830      758     1975       1991
Litchfield...........           IL       2,689          0         30       2,689       2,719      755     1972       1991
Brookville...........           IN       4,120          0         80       4,120       4,200      738     1987       1992
Evansville...........           IN       5,324          0        280       5,324       5,604    1,494     1968       1991
Gas City.............           IN       3,082          0        147       3,082       3,229      308     1976       1996

                                                               Gross Amount at which
                                                                Carried at Close of
                                                   Costs             Period(1)
                                   Initial Cost Capitalized ---------------------------
                                   to Building  Subsequent           Buildings                   Original
                                       and          to                  and             Accum. Construction   Date
Facility Type and Location         Improvements Acquisition Land(2) Improvements Total  Depr.      Date     Acquired
--------------------------         ------------ ----------- ------- ------------ ------ ------ ------------ --------
(Dollar amounts in thousands)
Ligonier................       IN     $1,669      $    0     $  54     $1,669    $1,723 $  167     1976       1997
Muncie..................       IN      1,141       1,009       983      2,150     3,133    119     1989       1997
Muncie..................       IN        888           0       109        888       997     89     1975       1997
New Castle..............       IN      5,173           0        43      5,173     5,216  1,451     1972       1991
Petersburg..............       IN      2,352           0        33      2,352     2,385    901     1968       1986
Richmond................       IN      2,519           0       114      2,519     2,633    966     1974       1986
Rochester...............       IN      4,055         250       161      4,305     4,466  1,175     1969       1991
Wabash..................       IN      2,790           0        40      2,790     2,830    783     1974       1991
Belleville..............       KS      1,887           0       213      1,887     2,100    425     1977       1993
Colby...................       KS        599           0        50        599       649    197     1974       1986
Derby...................       KS      2,482           0       133      2,482     2,615    641     1978       1992
Hiwatha.................       KS        788           0       150        788       938     28     1974       1998
Hutchinson..............       KS      1,855         161        75      2,016     2,091    391     1964       1994
Kensington..............       KS        639           0         6        639       645    245     1965       1986
Oakley..................       KS        414           0         7        414       421    136     1964       1986
Onaga...................       KS        652           0         6        652       658    250     1959       1986
Salina..................       KS      2,463         135        27      2,598     2,625    507     1981       1994
Topeka..................       KS      1,137           0       100      1,137     1,237     41     1973       1998
Amesbury................       MA      4,241         607       229      4,848     5,077    373     1971       1997
Beverly.................       MA      3,748           0       392      3,748     4,140     94     1998       1998
Brighton................       MA      2,212           0       300      2,212     2,512    387     1969       1994
Brockton................       MA      3,591          16       525      3,607     4,132    741     1971       1993
Buzzards Bay............       MA      4,815           0       415      4,815     5,230  1,926     1911       1985
  Danvers.................     MA      4,248           0       392      4,248     4,640    106     1998       1998
Danvers.................       MA      3,211       1,144       327      4,355     4,682    312     1962       1997
Danvers.................       MA      2,891         487       305      3,378     3,683    263     1969       1997
Haverhill...............       MA      5,707       1,756       660      7,463     8,123  1,176     1973       1993
Haverhill...............       MA      1,414           3       775      1,417     2,192    291     1962       1993
Melrose.................       MA      4,029         186       432      4,215     4,647    224     1965       1998
N. Bellerica............       MA      3,137         300       800      3,437     4,237    636     1969       1994
New Bedford.............       MA      2,357           0        93      2,357     2,450    943     1889       1985
Northborough............       MA      2,509         387       300      2,896     3,196    112     1969       1998
Saugus..................       MA      5,262         514       374      5,776     6,150    450     1967       1997
Sharon..................       MA      1,097       4,046       844      5,143     5,987    131     1975       1996
Wellesley...............       MA      2,435           0       325      2,435     2,760    974     1962       1985
Clinton.................       MD      5,017           0       400      5,017     5,417  1,589     1965       1987
Cumberland..............       MD      5,260           0       150      5,260     5,410  2,105     1968       1985
Hagerstown..............       MD      4,140           0       215      4,140     4,355  1,656     1972       1985
Westminster.............       MD      6,795           0        80      6,795     6,875  2,719     1974       1985
Duluth..................       MN      7,047           0     1,014      7,047     8,061    529     1971       1997
Fairbault...............       MN      2,785           0        90      2,785     2,875  1,391     1967       1985
Minneapolis.............       MN      5,752           0       333      5,752     6,085  2,578     1973       1985
Minneapolis.............       MN      4,184           0       436      4,184     4,620  1,834     1961       1985
Minneapolis.............       MN      3,833           0       322      3,833     4,155  1,972     1962       1985
Minneapolis.............       MN      2,934         187       141      3,121     3,262  2,892     1914       1985
Osseo...................       MN      2,927           0       123      2,927     3,050  1,171     1957       1985
Ostrander...............       MN        947           0         8        947       955    310     1968       1986

                                                               Gross Amount at which
                                                                Carried at Close of
                                                   Costs             Period(1)
                                   Initial Cost Capitalized ---------------------------
                                   to Building  Subsequent           Buildings                   Original
                                       and          to                  and             Accum. Construction   Date
Facility Type and Location         Improvements Acquisition Land(2) Improvements Total  Depr.      Date     Acquired
--------------------------         ------------ ----------- ------- ------------ ------ ------ ------------ --------
(Dollar amounts in thousands)
Owatonna................       MN     $2,140      $    0    $   59     $2,140    $2,199 $  695     1965       1986
Willmar.................       MN      2,582           0        33      2,582     2,615  1,095     1905       1985
Maryville...............       MO      2,689           0        51      2,689     2,740  1,076     1979       1985
Columbus................       MS      3,520           0       750      3,520     4,270    126     1976       1998
Hendersonville..........       NC      2,244           0       116      2,244     2,360    898     1978       1985
Lakewood................       NJ      6,448           0       360      6,448     6,808  3,740     1966       1987
Sparks..................       NV      3,294           0       740      3,294     4,034    679     1988       1991
Alliance................       OH      1,862           0        83      1,862     1,945    522     1962       1991
Boardman................       OH      7,046           0        60      7,046     7,106  1,976     1962       1991
Columbus................       OH      4,333           0       343      4,333     4,676  1,449     1984       1988
Galion..................       OH      3,419           0        24      3,419     3,443    959     1967       1991
Warren..................       OH      7,489           0       450      7,489     7,939  2,100     1967       1991
Wash Ct. House..........       OH      4,086           0       356      4,086     4,442  1,406     1984       1988
Maud....................       OK        803           0        12        803       815    262     1960       1986
Sapulpa.................       OK      2,243           0        68      2,243     2,311    729     1970       1986
Tonkawa.................       OK        795           0        18        795       813    252     1962       1987
Portland................       OR      1,115           0       100      1,115     1,215    496     1954       1985
Brownsville.............       TN      2,957           0       100      2,957     3,057    608     1970       1993
Celina..................       TN        853           0       150        853     1,003    175     1972       1993
Clarksville.............       TN      3,479           0       350      3,479     3,829    715     1970       1993
Columbia................       TN      2,240           0       225      2,240     2,465    395     1984       1993
Decatur.................       TN      3,330           0       193      3,330     3,523    143     1981       1998
Hohenwald...............       TN      3,732           0        90      3,732     3,822    767     1975       1993
Jonesborough............       TN      2,551           3        65      2,554     2,619    525     1981       1983
Madison.................       TN      6,415           0     1,120      6,415     7,535    229     1967       1998
Martin..................       TN      4,121           0        33      4,121     4,154    847     1977       1993
Selmer..................       TN      2,263       1,208        28      3,471     3,499    542     1985       1993
Baytown.................       TX      2,388           0        90      2,388     2,478    552     1975       1990
Baytown.................       TX      1,902           0        61      1,902     1,963    440     1966       1990
Bogota..................       TX      1,820           0        14      1,820     1,834    698     1963       1986
Center..................       TX      1,424           0        22      1,424     1,446    329     1970       1990
Eagle Lake..............       TX      1,833           0        25      1,833     1,858    424     1972       1990
El Paso.................       TX      1,888           0       166      1,888     2,054    620     1980       1988
Garland.................       TX      1,619           0       238      1,619     1,857    375     1970       1990
Gilmer..................       TX      3,033           0       248      3,033     3,281    116     1990       1998
Gilmer..................       TX      2,065           0       750      2,065     2,815    826     1970       1985
Gladewater..............       TX      2,018           0       125      2,018     2,143    443     1971       1993
Houston.................       TX      4,155           0       408      4,155     4,563    923     1986       1993
Humble..................       TX      1,821           0       140      1,821     1,961    421     1973       1990
Huntsville..............       TX      1,930           0       135      1,930     2,065    446     1968       1990
Linden..................       TX      2,520           0        25      2,520     2,545    553     1968       1993
Marshall................       TX        865           0        19        865       884    385     1964       1986
McKinney................       TX      1,456           0     1,318      1,456     2,774    464     1967       1987
Mount Pleasant..........       TX      2,505           0        40      2,505     2,545    550     1970       1993
Nacogdoches.............       TX      1,104           0       135      1,104     1,239    255     1973       1990
New Boston..............       TX      2,366           0        44      2,366     2,410    519     1966       1993

                                                            Gross Amount at which Carried
                                                   Costs        at Close of Period(1)
                                   Initial Cost Capitalized -----------------------------
                                   to Building  Subsequent           Buildings                       Original
                                       and          to                  and                Accum.  Construction   Date
Facility Type and Location         Improvements Acquisition Land(2) Improvements  Total    Depr.       Date     Acquired
--------------------------         ------------ ----------- ------- ------------ --------  ------  ------------ --------
(Dollar amounts in thousands)
Omaha...................       TX    $  1,579     $     0   $    28   $  1,579   $  1,607 $    347     1970       1993
San Antonio.............       TX       2,033           0        32      2,033      2,065      470     1963       1990
San Antonio.............       TX       1,636           0       221      1,636      1,857      378     1965       1990
Sherman.................       TX       2,075           0        67      2,075      2,142      455     1971       1993
Texarkana...............       TX       1,244           0        87      1,244      1,331      477     1983       1986
Waxahachie..............       TX       3,493           0       319      3,493      3,812    1,084     1976       1987
Annadale................       VA       7,752           0       487      7,752      8,239    3,102     1961       1985
Charlottsville..........       VA       4,620           0       362      4,620      4,982    1,849     1966       1985
Petersburg..............       VA       2,945           0        94      2,945      3,039    1,178     1977       1985
Petersburg..............       VA       2,215           0        93      2,215      2,308      886     1973       1985
Battleground............       WA       2,226           0        84      2,226      2,310      723     1963       1986
Kennewick...............       WA       4,459           0       297      4,459      4,756      347     1959       1997
Moses Lake..............       WA       4,307       1,326       304      5,633      5,937      744     1972       1994
Moses Lake..............       WA       2,385           0       164      2,385      2,549      424     1988       1994
Seattle.................       WA       5,752           0     1,223      5,752      6,975      791     1993       1994
Shelton.................       WA       4,382           0       326      4,382      4,708      119     1998       1997
Tacoma..................       WA       1,503           0       575      1,503      2,078      488     1939       1987
Chilton.................       WI       2,275           0        55      2,275      2,330      872     1963       1986
Florence................       WI       1,529           0        15      1,529      1,544      586     1970       1986
Green Bay...............       WI       2,255           0       300      2,255      2,555      864     1968       1986
Oconto..................       WI       2,071           0        50      2,071      2,121      794     1972       1986
Sheboyan................       WI       1,697           0       219      1,697      1,916      647     1968       1986
Shorewood...............       WI       5,744           0       706      5,744      6,450    2,188     1971       1986
St. Francis.............       WI         535           0        80        535        615      204     1964       1986
Tomah...................       WI       1,745           0       115      1,745      1,860      698     1974       1985
Wisconsin Dells.........       WI       1,697           0        81      1,697      1,778      647     1972       1986
                                     --------     -------   -------   --------   -------- --------
                                      461,491      17,954    47,635    479,445    527,080  115,588
                                     --------     -------   -------   --------   -------- --------
Assisted Living Facilities:
Decatur.................        AL      1,825           0     1,484      1,825      3,309      169     1987       1996
Hanceville..............        AL      2,447           0       197      2,447      2,644      204     1996       1996
Benton..................        AR      1,479           0       182      1,479      1,661       67     1988       1998
Chandler................        AZ      2,753           0       505      2,753      3,258       97     1998       1998
Mesa....................        AZ      1,391       2,700       519      4,091      4,610      465     1985       1996
Capistrano..............        CA      6,344         235       700      6,579      7,279      746     1985       1995
Capistrano..............        CA      3,834         172     1,225      4,006      5,231      522     1985       1995
Carmichael..............        CA      7,929         755     1,500      8,684     10,184    1,300     1983       1995
Chula Vista.............        CA      6,281          72       950      6,353      7,303      750     1989       1995
Encinitas...............        CA      5,017         126     1,000      5,143      6,143      718     1984       1995
Mission Viejo...........        CA      3,544          89       900      3,633      4,533      474     1985       1995
Novato..................        CA      3,658         403     2,500      4,061      6,561      549     1978       1995
Placentia...............        CA      3,801         184     1,320      3,985      5,305      588     1983       1995
Rancho Cucamonga........        CA      4,156         269       610      4,425      5,035      565     1987       1995
San Dimas...............        CA      3,577         225     1,700      3,802      5,502      505     1975       1995
San Jose................        CA      7,252           0       850      7,252      8,102      317     1998       1998
Santa Maria.............        CA      2,649         118     1,500      2,767      4,267      381     1977       1995

                                                               Gross Amount at which
                                                                Carried at Close of
                                                   Costs             Period(1)
                                   Initial Cost Capitalized ----------------------------
                                   to Building  Subsequent           Buildings                    Original
                                       and          to                  and              Accum. Construction   Date
Facility Type and Location         Improvements Acquisition Land(2) Improvements  Total  Depr.      Date     Acquired
--------------------------         ------------ ----------- ------- ------------ ------- ------ ------------ --------
(Dollar amounts in thousands)
Vista...................        CA   $ 3,701      $   82    $  350    $ 3,783    $ 4,133 $  486     1980       1996
Aurora..................        CO    10,217           0       715     10,217     10,932    190     1999       1999
Aurora..................        CO     7,923           0       919      7,923      8,842  1,056     1983       1995
Boulder.................        CO     4,811           0       833      4,811      5,644    481     1985       1995
Boulder.................        CO     4,738           0       184      4,738      4,922    542     1992       1995
Brighton................        CO     2,158           0       210      2,158      2,368    135     1997       1997
Hockessin...............        DE     4,947           0       345      4,947      5,292     90     1999       1999
Gainesville.............        FL     2,699           0       356      2,699      3,055    163     1997       1997
Gainesville.............        FL     3,313           0       310      3,313      3,623     83     1998       1998
Hudson..................        FL     8,139         550     1,665      8,689     10,354    927     1987       1996
Jacksonville............        FL     2,770           0       226      2,770      2,996    156     1997       1997
Jacksonville............        FL     2,376           0       366      2,376      2,742    163     1997       1997
LeHigh Acres............        FL     2,600           0       307      2,600      2,907    141     1997       1997
Naples..................        FL    10,844           0     1,140     10,844     11,984    222     1999       1999
Naples..................        FL     4,084           0     1,182      4,084      5,266    247     1997       1997
Palm Coast..............        FL     2,580           0       406      2,580      2,986    129     1997       1997
Panama City.............        FL     2,659           0       353      2,659      3,012     94     1998       1998
Pensacola...............        FL     4,486           0       408      4,486      4,894     64     1999       1999
Pensacola...............        FL     1,580         400       170      1,980      2,150    219     1979       1996
Port Charlotte..........        FL     2,655           0       245      2,655      2,900    155     1997       1997
Punta Gorda.............        FL     2,691           0       210      2,691      2,901    163     1997       1997
Rotunda.................        FL     2,628           0       267      2,628      2,895    131     1997       1997
St. Petersburg..........        FL     2,396         985     2,000      3,381      5,381    328     1993       1995
Tallahassee.............        FL     7,594           0       696      7,594      8,290     79     1999       1999
Travares................        FL     2,466           0       156      2.466      2,622    164     1997       1997
Venice..................        FL     2,535           0       376      2,535      2,911    137     1997       1997
Boise...................        ID     5,586       5,670       544     11,256     11,800    973     1978       1995
Oak Park................        IL    10,473           0       603     10,473     11,076    786     1993       1997
Carmel..................        IN     3,851           0       805      3,851      4,656    160     1998       1998
Lawrence................        KS     3,822           0       932      3,822      4,754    159     1995       1998
Salina..................        KS     2,887           0       329      2,887      3,216    138     1989       1998
Salina..................        KS     1,921           0       200      1,921      2,121    132     1996       1997
Topeka..................        KS     2,955           0       424      2,955      3,379    164     1986       1998
Murray..................        KY     2,547           0       110      2,547      2,657    134     1998       1998
Mandeville..............        LA     6,521           0       831      6,521      7,352     24     1999       1999
Centerville.............        MA     4,766           0     1,705      4,766      6,471    179     1998       1998
Pittsfield..............        MA     9,052         197     1,758      9,249     11,007    340     1998       1998
Hagerstown..............        MD     3,785           0       533      3,785      4,318     47     1999       1999
Riverview...............        MI     6,939          66       300      7,005      7,305    960     1987       1995
Jackson.................        MO     2,115           0       414      2,115      2,529    116     1990       1998
Hickory.................        NC     2,531           0       385      2,531      2,916    111     1997       1998
Deptford................        NJ     3,430           0       655      3,430      4,085    107     1998       1998
Sparks (4)..............        NV     7,278           0       714      7,278      7,992    364     1993       1997
Sparks (5)..............        NV     5,119           0       505      5,119       5624    292     1991       1997
Dayton..................        OH     1,916           0       270      1,916      2,186    100     1997       1997
Dublin..................        OH     5,793           0       356      5,793      6,149    205     1998       1998
Fairfield...............        OH     1,917           0       270      1,917      2,187    116     1997       1997
Greenville..............        OH     2,311           0       215      2,311      2,526    140     1997       1997
Hilliard................        OH     7,056           0       652      7,056      7,708    115     1999       1999

                                                            Gross Amount at which Carried at
                                                   Costs           Close of Period(1)
                                   Initial Cost Capitalized --------------------------------
                                   to Building  Subsequent            Buildings                         Original
                                       and          to                   and                  Accum.  Construction   Date
Facility Type and Location         Improvements Acquisition Land(2)  Improvements   Total     Depr.       Date     Acquired
--------------------------         ------------ ----------- -------- ------------ ----------  ------  ------------ --------
(Dollar amounts in thousands)
Lancaster...............        OH   $ 2,084      $    0    $  350    $ 2,084    $ 2,434  $ 69      1998       1998
Newark..................        OH     2,047           0       225      2,047      2,272   128      1997       1997
Sharonville.............        OH     4,013          37       225      4,050      4,275   555      1987       1995
Springdale..............        OH     2,092           0       440      2,092      2,532   118      1997       1997
Urbana..................        OH     2,118           0       150      2,118      2,268   115      1997       1997
Youngstown..............        OH     2,191           0       470      2,191      2,661    68      1998       1998
Broken Arrow............        OK     1,445           0       178      1,445      1,623   109      1996       1997
Oklahoma City...........        OK     3,897         482       392      4,379      4,771   805      1982       1994
Oklahoma City...........        OK     1,531           0       175      1,531      1,706   115      1996       1997
Albany..................        OR     3,657       4,531       511      8,188      8,699   861      1968       1995
Albany (6)..............        OR     2,465           0        92      2,465      2,557   329      1984       1995
Forest Grove (7)........        OR     3,152           0       401      3,152      3,553   360      1994       1995
Gresham.................        OR     4,647           0         0      4,647      4,647   531      1988       1995
McMinnville (8).........        OR     3,976           0       760      3,976      4,736   398      1989       1995
Medford.................       OR      4,325           0       314      4,325      4,639   432      1990       1995
Bridgeville.............       PA      8,023           0       653      8,023      8,676   151      1999       1999
York....................       PA      3,790           0       413      3,790      4,203   100      1999       1999
  Portsmouth..............     RI      8,801           0     1,200      8,801     10,001    55      1999       1999
Clinton.................       SC      2,560           0        87      2,560      2,647    80      1997       1998
Columbia................       SC      2,664           0       210      2,664      2,874   116      1997       1998
Greenwood...............       SC      2,648           0       107      2,648      2,755    83      1998       1998
Greer...................       SC      2,389           0       375      2,389      2,764    80      1998       1998
Brentwood...............       TN      2,302           0       600      2,302      2,902   264      1995       1995
Bristol.................       TN      4,130           0       406      4,130       4536    95      1999       1999
Germantown..............       TN      4,623           0       755      4,623      5,378   154      1998       1998
Johnson City............       TN      4,289           0       404      4,289      4,693    60      1999       1999
Murfreesboro............       TN      4,240           0       499      4,240      4,739    85      1999       1999
Corsicana...............       TX      1,494           0       117      1,494      1,611   115      1996       1996
Dallas..................       TX      3,500         718       308      4,218      4,526   764      1982       1994
Denton..................       TX      1,425           0       185      1,425      1,610   110      1996       1996
Ennis...................       TX      1,409           0       119      1,409      1,528   109      1996       1996
Houston.................       TX      8,992           0       985      8,992      9,977   168      1999       1999
Houston.................       TX      7,232           0     1,089      7,232      8,321   120      1999       1999
Houston.................       TX      7,194           0     1,235      7,194      8,429   270      1998       1998
Houston.................       TX      7,101           0     1,089      7,101      8,190   132      1999       1999
Lakeway.................       TX     10,941           0       579     10,941     11,520   241      1999       1999
Lewisville..............       TX      1,892           0       260      1,892      2,152   122      1997       1997
Mansfield...............       TX      1,575           0       225      1,575      1,800   118      1996       1997
Paris...................       TX      1,465           0       166      1,465      1,631   113      1996       1996
Pearland................       TX      7,892           0       493      7,892      8,385   296      1998       1998
Richland Hills..........       TX      2,211           0        65      2,211      2,276    56      1998       1998
Richland Hills..........       TX      1,616           0       223      1,616      1,839   121      1996       1997
Weatherford.............       TX      1,596           0       145      1,596      1,741   106      1996       1997
Bellevue................       WA      4,467           0       766      4,467      5,233   158      1998       1998
Richland................       WA      6,052         118       172      6,170      6,342   699      1990       1995
Tacoma..................       WA      5,208           0       403      5,208      5,611   326      1997       1997
Yakima..................       WA      5,248           0       500      5,248      5,748   256      1998       1998

                                                            Gross Amount at which Carried at
                                                   Costs           Close of Period(1)
                                   Initial Cost Capitalized --------------------------------
                                   to Building  Subsequent            Buildings                         Original
                                       and          to                   and                  Accum.  Construction   Date
Facility Type and Location         Improvements Acquisition Land(2)  Improvements   Total     Depr.       Date     Acquired
--------------------------         ------------ ----------- -------- ------------ ----------  ------  ------------ --------
(Dollar amounts in thousands)
Menomonee
  Falls (9)..........          WI   $   13,190    $     0   $  4,161  $   13,190  $   17,351 $    848     1990       1997
West Allis (10)......          WI        8,117      2,912        682      11,029      11,711      562     1996       1997
Scott Depot..........          WV        4,475          0        705       4,475       5,180       26     1999       1999
                                    ----------    -------   --------  ----------  ---------- --------     ----       ----
                                       490,489     22,096     70,611     512,585     583,196   33,176
                                    ----------    -------   --------  ----------  ---------- --------
CCRCs
Palm Desert..........          CA        9,097      1,730      1,600      10,827      12,427    1,415     1989       1994
Sterling.............          CO        2,715          0        400       2,715       3,115      520     1979       1994
Lawrenceville........          GA       10,769          0        723      10,769      11,492      295     1988       1998
Andover (11).........          KS       12,517          0        687      12,517      13,204      842     1987       1997
Norton...............          MA        8,272      4,266      1,351      12,538      13,889      521     1968       1996
College Station......          TX        6,008         10        833       6,018       6,851      213     1994       1998
Corpus Christi.......          TX       14,929     13,521      1,848      28,450      30,298    1,609     1985       1997
Glendale (12)........          WI       22,905          0      3,824      22,905      26,729    1,420     1988       1997
Waukesha (13)........          WI       28,562      1,827      7,233      30,389      37,622    2,113     1973       1997
                                    ----------    -------   --------  ----------  ---------- --------
                                       115,774     21,354     18,499     137,128     155,627    8,948
                                    ----------    -------   --------  ----------  ---------- --------
RCFE's
Murrietta............           CA         154          0         38         154         192       68     1990       1998
Murrietta............           CA         144          0         35         144         179        8     1990       1998
Murrietta............           CA         118          0         28         118         146        4     1988       1998
                                    ----------    -------   --------  ----------  ---------- --------
                                           416          0        101         416         517       80
                                    ----------    -------   --------  ----------  ---------- --------
Rehab
Scottsdale...........           AZ       5,874          0        242       5,874       6,116    1,701     1986       1988
Tucson...............           AZ       9,435          0      1,275       9,435      10,710    1,779     1992       1992
                                    ----------    -------   --------  ----------  ---------- --------
                                        15,309          0      1,517      15,309      16,826    3,480
                                    ----------    -------   --------  ----------  ---------- --------



Clinic
Heflin...............           AL       2,100         85        248       2,185       2,433    1,399     1997       1997
                                    ----------    -------   --------  ----------  ---------- --------

Construction in Progress                37,593          0      8,101      37,593      45,694        0
                                    ----------    -------   --------  ----------  ---------- --------
GRAND TOTAL                         $1,123,172    $61,489   $146,712  $1,184,661  $1,331,373 $162,671
                                    ==========    =======   ========  ==========  ========== ========

-------
 (1) Also represents the approximate cost for Federal income tax purposes.
 (2) Gross amount at which land is carried at close of period also represents initial cost to the Company.
 (3)Real estate is security for notes payable in the aggregate of $2,220,000 at 12/31/99.
 (4) Real estate is security for notes payable in the aggregate of $3,147,000 at 12/31/99.
 (5) Real estate is security for notes payable in the aggregate of $3,617,000 at 12/31/99.
 (6) Real estate is security for notes payable in the aggregate of $2,070,000 at 12/31/99.
 (7) Real estate is security for notes payable in the aggregate of $3,341,000 at 12/31/99.
 (8) Real estate is security for notes payable in the aggregate of $3,546,000 at 12/31/99.
 (9) Real estate is security for notes payable in the aggregate of $10,765,000 at 12/31/99.
(10)Real estate is security for notes payable in the aggregate of $8,224,000 at 12/31/99.
(11)Real estate is security for notes payable in the aggregate of $2,600,000 at 12/31/99.
(12)Real estate is security for notes payable in the aggregate of $13,015,000 at 12/31/99.
(13)Real estate is security for notes payable in the aggregate of $11,503,000 at 12/31/99.

                                                           Real
                                                          Estate    Accumulated
                                                        Properties  Depreciation
                                                        ----------  ------------
                                                            (in thousands)
   Balances at December 31, 1996....................... $  652,009    $ 89,967
                                                        ----------    --------
     Acquisitions......................................    304,213      18,665
     Improvements......................................     15,608         574
     Sales.............................................    (11,299)     (2,129)
                                                        ----------    --------
   Balances at December 31, 1997.......................    960,531     107,077
                                                        ----------    --------
     Acquisitions......................................    261,702      26,193
     Improvements......................................     26,800       1,016
     Reclassifications.................................      3,500         --
     Impairment of long-lived assets...................     (5,000)        --
     Sales.............................................     (4,145)       (970)
                                                        ----------    --------
   Balances at December 31, 1998.......................  1,243,388     133,316
                                                        ----------    --------
     Acquisitions......................................     99,572      33,876
     Improvements......................................     11,100       1,381
     Reclassifications.................................      7,300         --
     Sales.............................................    (29,987)     (5,902)
                                                        ----------    --------
   Balances at December 31, 1999....................... $1,331,373    $162,671
                                                        ----------    --------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  See Item 1 for details regarding executive officers. Details regarding directors are incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 18, 2000, filed or to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 18, 2000, filed or to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 18, 2000, filed or to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 18, 2000, filed or to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements

   Report of Independent Public Accountants
   Consolidated Balance Sheets at December 31, 1999 and 1998
   Consolidated Statements of Operations for the years ended December 31,
    1999, 1998 and 1997
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1999, 1998 and 1997
   Consolidated Statements of Cash Flows for the years ended December 31,
    1999, 1998 and 1997
   Notes to Consolidated Financial Statements

   (2) Financial Statement Schedules

   Report of Independent Public Accountants
   Schedule III Real Estate and Accumulated Depreciation

  (b) Reports on Form 8-K

    None.

   (c) Exhibits

 Exhibit
 Number                                Description
 -------                               -----------
  2      Plan of Acquisition, Reorganization, Arrangement, Liquidation or
         Succession
  2.1    Agreement to Merge, dated August 19, 1997, among the Company, Laureate
          Investments, Inc. and Laureate Properties, Inc., filed as Exhibit 2.1 to the Company's Form 8-K dated October 7, 1997, and incorporated herein by this reference.
  3.     Articles of Incorporation and Bylaws
  3.1(a) Restated Articles of Incorporation, filed as Exhibit 3.1 to the
          Company's Registration Statement on Form S-11 (No. 33-1128),
          effective December 19, 1985, and incorporated herein by this reference.
  3.1(b) Articles of Amendment of Amended and Restated Articles of
          Incorporation of the Company, filed as Exhibit 3.1 to the Company's
          Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.
  3.1(c) Articles of Amendment of Amended and Restated Articles of
          Incorporation of the Company, filed as Exhibit 3.1(c) to the
          Company's Registration Statement on Form S-11 (No. 33-32251),
          effective January 23, 1990, and incorporated herein by this reference.
  3.1(d) Articles of Amendment of Amended and Restated Articles of
          Incorporation of the Company, filed as Exhibit 3.1(d) to the
          Company's Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.
  3.1(e) Articles Supplementary to the Registrant's Amended and Restated
          Articles of Incorporation, dated September 24, 1997, filed as Exhibit
          3.1 to the Company's Form 8-K dated September 24, 1997, and incorporated herein by this reference.
  3.2    Bylaws of the Company as amended January 19, 1996, filed as Exhibit
          3.2 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
  3.3    Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by this reference.
  4.     Instruments Defining Rights of Security Holders, Including Indentures
  4.1    Indenture dated as of November 16, 1992, between Nationwide Health
          Properties, Inc., Issuer to The Chase Manhattan Bank (National
          Association), Trustee, filed as Exhibit 4.1 to the Company's Form S-3
          (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.
  4.2    Indenture dated as of June 30, 1993, between the Company and First
          Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3 (No. 33-64798),
          effective July 12, 1993, and incorporated herein by this reference.
  4.3    First Supplemental Indenture dated November 15, 1993, between the
          Company and First Interstate Bank of California, as Trustee, filed as
          Exhibit 4.1 to the Company's Form 8-K dated November 15, 1993, and incorporated by reference herein.
  4.4    Indenture dated as of January 12, 1996, between the Company and The
          Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company's
          Registration Statement on Form S-3 (No 33-65423) dated December 27,
          1995, and incorporated herein by this reference.
 10.     Material Contracts

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

 Exhibit
 Number                                Description
 -------                               -----------
 10.3    Corporate Guaranty of Obligations of Subsidiaries pursuant to Leases and Contract of Acquisition, dated as of August 1, 1986, of Beverly as Guarantor in favor of the Company filed as Exhibit 10.3 to the
          Company's Registration Statement on Form S-11 (No. 33-32251),
          effective January 23, 1990, and incorporated herein by this reference.
 10.4    Corporate Guaranty of Obligations of Subsidiaries pursuant to Leases and Contract of Acquisition, dated as of November 1, 1986, of Beverly as Guarantor in favor of the Company filed as Exhibit 10.4 to the
          Company's Registration Statement on Form S-11 (No. 33-32251),
          effective January 23, 1990, and incorporated herein by this reference.
 10.5    Corporate Guaranty of Obligations of Subsidiaries pursuant to Leases, dated as of July 31, 1987, of Beverly as Guarantor in favor of the
          Company filed as Exhibit 10.5 to the Company's Registration Statement
          on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.
 10.6    1989 Stock Option Plan of the Company as Amended and Restated January
          19, 1996, filed as Exhibit 10.6 to the Company's 10-K for the year ended December 31, 1996, and incorporated herein by this reference.
 10.6(a) Amended Stock Option Plan filed as Exhibit 10.1 to the Company's Form
          10-Q for the quarter ended September 30, 1999, and incorporated herein by this reference.
 10.7    The Company's Retirement Plan for Directors effective July 26, 1991 filed as Exhibit 10.13 to the Company's Form 10-K for the year ended
          December 31, 1991, and incorporated herein by this reference.
 10.8    Deferred Compensation Plan of the Company effective September 1, 1991 filed as Exhibit 10.14 to the Company's Form 10-K for the year ended
          December 31, 1991, and incorporated herein by this reference.
 10.9    Commercial and Multi-family Mortgage Loan Sale Agreement dated as of
          June 5, 1992 by and between Resolution Trust Corporation, as
          Receiver, and Nationwide Health Properties, Inc. filed as Exhibit A to the Company's Form 8-K dated May 29, 1992, and incorporated herein by this reference.
 10.10   Amended and Restated Credit Agreement dated as of July 27, 1999 between the Company and Wells Fargo Bank National Association, Bank
          of America, N.A., The Bank of New York and KBC Bank N.V. filed as
          Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June
          30, 1999, and incorporated herein by this reference.
 10.11   Form of Indemnity Agreement between officers and directors of the
          Company including John C. Argue, David R. Banks, Sam A. Brooks, Jr.,
          William K. Doyle, Charles D. Miller and Jack D. Samuelson, R. Bruce
          Andrews, Mark L. Desmond, Stephen J. Insoft, Don M. Pearson, Gary E.
          Stark, and T. Andrew Stokes, and John J. Sheehan, Jr., filed as
          Exhibit 10.11 to the Company's Form 10-K for the year ended December
          31, 1995, and incorporated herein by this reference.
 10.12   Executive Employment Security Policy, filed as Exhibit 10.12 to the
          Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.
 10.13   Employment agreement entered into by and between Nationwide Health
          Properties, Inc. and R. Bruce Andrews dated as of February 25, 1998, filed as Exhibit 10.13 to the Company's Form 10-K for the year ended
          December 31, 1998, and incorporated herein by this reference.
 10.14   Employment agreement entered into by and between Nationwide Health
          Properties, Inc. and T. Andrew Stokes dated as of February 25, 1998, filed as Exhibit 10.14 to the Company's Form 10-K for the year ended
          December 31, 1998, and incorporated herein by this reference.
 10.15   Employment agreement entered into by and between Nationwide Health
          Properties, Inc. and Mark L. Desmond dated as of February 25, 1998, filed as Exhibit 10.15 to the Company's Form 10-K for the year ended
          December 31, 1998, and incorporated herein by this reference.
 21.     Subsidiaries of the Company
 23.     Consents of Experts and Counsel
 23.1    Consent of Arthur Andersen LLP
 27.     Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONWIDE HEALTH PROPERTIES, INC.

                                                  /s/ R. Bruce Andrews
                                          By: _________________________________
                                                      R. Bruce Andrews
                                               President and Chief Executive
                                                          Officer

Dated: March 17, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Signature                         Title                  Date
            ---------                         -----                  ----

     /s/ Charles D. Miller        Chairman and Director         March 17, 2000
  _______________________________
         Charles D. Miller

      /s/ R. Bruce Andrews        President, Chief Executive    March 17, 2000
  _______________________________  Officer and Director
         R. Bruce Andrews          (Principal Executive
                                   Officer)

      /s/ Mark L. Desmond         Senior Vice President and     March 17, 2000
  _______________________________  Chief Financial Officer
          Mark L. Desmond          (Principal Financial and
                                   Accounting Officer)

       /s/ John C. Argue          Director                      March 17, 2000
  _______________________________
           John C. Argue

       /s/ David R. Banks         Director                      March 17, 2000
  _______________________________
          David R. Banks

      /s/ William K. Doyle        Director                      March 17, 2000
  _______________________________
         William K. Doyle

     /s/ Jack D. Samuelson        Director                      March 17, 2000
  _______________________________
         Jack D. Samuelson

                                                                     APPENDIX 1

                           BEVERLY ENTERPRISES, INC.

  SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF BEVERLY ENTERPRISES, INC. ("BEVERLY") WHICH IS TAKEN FROM BEVERLY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE BEVERLY QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AS FILED WITH THE COMMISSION.

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


                                     A-1-1

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
Total current assets.................................  $  492,219    $  695,970
Property and equipment, net..........................   1,108,188     1,120,315
Total other assets...................................     369,665       344,226
                                                       ----------    ----------
Total assets.........................................  $1,970,072    $2,160,511
                                                       ==========    ==========

Total current liabilities............................  $  345,194    $  357,156
Long-term obligations................................     776,276       878,270
Other liabilities and deferred items.................     174,696       148,879
Total stockholders' equity...........................     673,906       776,206
                                                       ----------    ----------
Total liabilities and stockholders' equity...........  $1,970,072    $2,160,511
                                                       ==========    ==========

                                     A-1-2

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)

                                             Nine months
                                                ended          Years ended
                                            September 30,      December 31,
                                            ------------- ----------------------
                                                1999         1998        1997
                                            ------------- ----------  ----------
Revenues..................................   $1,907,038   $2,822,940  $3,230,300
Costs and expenses:
  Operating and administrative............    1,727,368    2,633,135   2,888,021
  Interest................................       54,029       65,938      82,713
  Depreciation and amortization...........       74,511       93,722     107,060
  Workforce reductions, asset impairments,
   transaction costs and other unusual
   items..................................      199,043       69,443      44,000
  Year 2000 remediation...................       10,672        9,719         --
  Investigation costs.....................        3,404        1,865         --
                                             ----------   ----------  ----------
                                              2,069,027    2,873,822   3,121,794
Income (loss) before provision for income
 taxes and extraordinary charge...........     (161,989)     (50,882)    108,506
Provision for (benefit from) income
 taxes....................................      (59,936)     (25,936)     49,913
                                             ----------   ----------  ----------
Income (loss) before extraordinary charge
 and cumulative effect of change in
 accounting...............................     (102,053)     (24,946)     58,593
                                             ----------   ----------  ----------
Extraordinary charge, net of income
 taxes....................................          --        (1,660)        --
Cumulative effect of change in accounting,
 net of income taxes......................          --        (4,415)        --
                                             ----------   ----------  ----------
    Net income (loss).....................   $ (102,053)  $  (31,021) $   58,593
                                             ==========   ==========  ==========
Income (loss) per share of common stock:
  Basic:
   Before extraordinary charge and
    cumulative effect of change in
    accounting............................   $    (1.00)  $     (.24) $      .57
   Extraordinary charge...................          --          (.02)        --
   Cumulative effect of change in
    accounting............................          --          (.04)        --
                                             ----------   ----------  ----------
    Net income per share..................   $    (1.00)  $     (.30) $      .57
                                             ==========   ==========  ==========
    Shares used to compute per share
     amounts..............................      102,490      103,762     102,060
                                             ==========   ==========  ==========
  Diluted:
   Before extraordinary charge and
    cumulative effect of change in
    accounting............................   $    (1.00)  $     (.24) $      .57
   Extraordinary change...................          --          (.02)        --
   Cumulative effect of change in
    accounting............................          --          (.04)        --
                                             ----------   ----------  ----------
    Net income per share..................   $    (1.00)  $     (.30) $      .57
                                             ==========   ==========  ==========
    Shares used to compute per share
     amounts..............................      102,490      103,762     103,422
                                             ==========   ==========  ==========

                                     A-1-3

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                            Nine months      Years ended
                                               Ended         December 31,
                                           September 30, ---------------------
                                               1999        1998        1997
                                           ------------- ---------  ----------
Cash flows from operating activities:
  Net income (loss).......................   $(102,053)  $ (31,021) $   58,593
                                             ---------   ---------  ----------
  Adjustments to reconcile net income to
   net cash provided by operating
   activities.............................     220,740      37,810      85,611
                                             ---------   ---------  ----------
Net cash provided by operating
 activities...............................     118,687       6,789     144,204
                                             ---------   ---------  ----------
Net cash provided by (used for) investing
 activities...............................     (45,187)   (230,586)    230,853
                                             ---------   ---------  ----------
Net cash provided by (used for) financing
 activities...............................     (73,316)    135,845    (339,588)
                                             ---------   ---------  ----------
Net increase (decrease) in cash and cash
 equivalents..............................         184     (87,952)     35,469
Cash and cash equivalents at beginning of
 period...................................      17,278     105,230      69,761
                                             ---------   ---------  ----------
Cash and cash equivalents at end of
 period...................................   $  17,462   $  17,278  $  105,230
                                             =========   =========  ==========

                                     A-1-4