Form 10-Q
period 2000-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2000-05-15
CIK 780053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the transition period from            to
                                  ----------    ----------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Shares of registrant's common stock, $.10 par value, outstanding at April 30, 2000--46,226,484.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 March 31, 2000

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I--Financial Information

    Item 1. Financial Statements
            Condensed Consolidated Balance Sheets.......................    2
            Condensed Consolidated Statements of Operations.............    3
            Condensed Consolidated Statements of Cash Flows.............    4
            Notes to Condensed Consolidated Financial Statements........    5
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    8

Part II--Other Information

    Item 6. Exhibits and Reports on Form 8-K............................   12

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (Unaudited)
                                                        (Dollars in thousands)
Investments in real estate
  Real estate properties:
    Land.............................................. $  144,979    $  146,712
    Buildings and improvements........................  1,148,341     1,146,921
    Construction in progress..........................     24,138        37,740
                                                       ----------    ----------
                                                        1,317,458     1,331,373
    Less accumulated depreciation.....................   (162,270)     (162,671)
                                                       ----------    ----------
                                                        1,155,188     1,168,702
  Mortgage loans receivable, net......................    198,663       203,362
                                                       ----------    ----------
                                                        1,353,851     1,372,064
Cash and cash equivalents.............................     17,851        16,139
Receivables...........................................      6,174         7,614
Other assets..........................................     45,436        34,239
                                                       ----------    ----------
                                                       $1,423,312    $1,430,056
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Bank borrowings........................................ $   66,000  $   75,300
Senior notes due 2000-2038.............................    647,900     657,900
Notes and bonds payable................................     63,964      64,048
Accounts payable and accrued liabilities...............     65,644      47,218
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized;
  Issued and outstanding: 2000--1,000,000; 1999--
   1,000,000,
  stated at liquidation preference of $100 per share...    100,000     100,000
Common stock $.10 par value; 100,000,000 shares
 authorized;
  Issued and outstanding: 2000--46,226,484; 1999--
   46,216,484..........................................      4,623       4,622
Capital in excess of par value.........................    556,483     556,373
Cumulative net income..................................    522,390     504,457
Cumulative dividends...................................   (603,692)   (579,862)
                                                        ----------  ----------
    Total stockholders' equity.........................    579,804     585,590
                                                        ----------  ----------
                                                        $1,423,312  $1,430,056
                                                        ==========  ==========

                              See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2000     1999
                                                              -------  -------
                                                                (Unaudited)
Revenues:
  Minimum rent............................................... $32,269  $29,396
  Interest and other income..................................   6,335    5,931
  Additional rent and additional interest....................   4,212    3,982
                                                              -------  -------
                                                               42,816   39,309
Expenses:
  Interest and amortization of deferred financing costs......  14,560   11,497
  Depreciation and non-cash charges..........................   9,842    8,730
  General and administrative.................................   1,497    1,352
                                                              -------  -------
                                                               25,899   21,579
                                                              -------  -------
Net income before gain on sale of properties.................  16,917   17,730
Gain on sale of properties...................................   1,016      --
                                                              -------  -------
Net income...................................................  17,933   17,730
Preferred stock dividends....................................  (1,919)  (1,919)
                                                              -------  -------
Net income available to common stockholders.................. $16,014  $15,811
                                                              =======  =======
Per share amounts:
  Basic/diluted income from continuing operations available
   to common stockholders.................................... $   .32  $   .34
                                                              =======  =======
  Basic/diluted net income available to common stockholders.. $   .35  $   .34
                                                              =======  =======
  Dividends paid per common share............................ $   .46  $   .45
                                                              =======  =======
Weighted average shares outstanding..........................  46,224   46,214
                                                              =======  =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                               (Unaudited)
Cash flow from operating activities:
  Net income................................................ $ 17,933  $17,730
  Gain on sale of properties................................   (1,016)     --
  Depreciation and non-cash charges.........................    9,842    8,730
  Amortization of deferred financing costs..................      258      220
  Net increase in other assets and liabilities..............   11,939   18,887
                                                             --------  -------
    Net cash provided by operating activities...............   38,956   45,567
Cash flow from investing activities:
  Investment in real estate properties......................   (7,743) (50,123)
  Disposition of real estate properties.....................    9,819      --
  Investment in mortgage loans receivable...................     (246)     (96)
  Principal payments on mortgage loans receivable...........    4,198      544
                                                             --------  -------
    Net cash provided by (used in) investing activities.....    6,028  (49,675)
Cash flow from financing activities:
  Bank borrowings...........................................   36,500  106,100
  Repayment of bank borrowings..............................  (45,800) (86,600)
  Issuance of senior unsecured debt.........................      --    63,750
  Dividends paid............................................  (23,830) (22,717)
  Repayments of senior unsecured debt.......................  (10,000)     --
  Principal payments on convertible debentures, notes and
   bonds....................................................    (103)  (57,543)
  Other, net................................................      (39)    (622)
                                                             --------  -------
    Net cash provided by (used in) financing activities.....  (43,272)   2,368
                                                             --------  -------
Increase (decrease) in cash and cash equivalents............    1,712   (1,740)
Cash and cash equivalents, beginning of period..............   16,139   16,182
                                                             --------  -------
Cash and cash equivalents, end of period.................... $ 17,851  $14,442
                                                             ========  =======

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000
                                  (Unaudited)

   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results for a full year.

   (ii) The Company invests in healthcare related real estate and, as of March 31, 2000, had investments in 333 facilities located in 37 states. The facilities include 187 skilled nursing facilities, 126 assisted living facilities, 14 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company's facilities are operated by 59 different operators, including the following publicly traded companies: Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living, Inc., Balanced Care Corporation, Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Mariner Post-Acute Network and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra Healthcare Corporation and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They each accounted for 12% of the Company's total revenues for the three months ended March 31, 2000.

   As of March 31, 2000, the Company had direct ownership of 149 skilled nursing facilities, 118 assisted living facilities, 9 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of the Company's owned facilities are leased under "net" leases (the "Leases"), which are accounted for as operating leases.

   The Leases have initial terms ranging from 9 to 19 years, and generally the Leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most of the Leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and the Leases covering 185 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

   As of March 31, 2000, the Company held 37 mortgage loans secured by 38 skilled nursing facilities, 8 assisted living facilities, 5 continuing care retirement communities and 4 parcels of land. As of March 31, 2000, the mortgage loans had a net book value of approximately $198,663,000 with individual outstanding balances ranging from approximately $451,000 to $15,823,000 and maturities ranging from 2001 to 2025.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                 March 31, 2000
                                  (Unaudited)


   (iii) Basic earnings per share is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding: dilutive stock options.

                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                       2000           1999
                                                  -------------- --------------
                                                  Income  Shares Income  Shares
                                                  ------- ------ ------- ------
                                                         (In thousands)
Income before gain on sale of properties......... $16,917        $17,730
Less: preferred stock dividends..................   1,919          1,919
                                                  -------        -------
Amounts used to calculate Basic EPS..............  14,998 46,224  15,811 46,214
Effect of dilutive securities:
  Stock options..................................     --     --      --     --
                                                  ------- ------ ------- ------
Amounts used to calculate Diluted EPS............ $14,998 46,224 $15,811 46,214
                                                  ======= ====== ======= ======

   (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

   (v) During the three months ended March 31, 2000, the Company has provided new construction financing of approximately $7,689,000. The Company completed construction of two assisted living facilities in 2000, in which the Company's total aggregate investment was approximately $21,080,000; $3,340,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the facilities were concurrently leased under terms generally similar to the Company's existing Leases. During the three-month period ended March 31, 2000, the Company also funded approximately $1,038,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by the Company on these facilities.

   During the three-month period ended March 31, 2000, the Company disposed of four skilled nursing facilities in one transaction for aggregate proceeds of approximately $9,400,000. The Company recognized an aggregate gain of $1,016,000 related to the disposal of these facilities.

   During the three months ended March 31, 2000, a $3,666,000 portion of one of the mortgage loans securing one skilled nursing facility was repaid. In addition, one skilled nursing facility was acquired by the Company under a purchase option provision of the mortgage loan provided by the Company. The facility was concurrently leased under terms generally similar to the Company's existing Leases.

   During the three-month period ended March 31, 2000, the Company repaid $10,000,000 in aggregate principal amount of medium-term notes. The notes bore interest at a fixed rate of 8.48%.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                 March 31, 2000
                                  (Unaudited)


   (vi) The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for the Company's senior unsecured notes and bank line of credit, as applicable. Capitalized interest for the three months ended March 31, 2000 and 1999 was $608,000 and $1,478,000, respectively.

   (vii) During the three months ended March 31, 2000, and effective January 1, 2000, the Company negotiated a new lease and settlement with Beverly Enterprises, Inc. ("Beverly") that incorporates 38 of their 47 leased facilities, which were up for renewal at various dates from December 1998 to December 2000. As a result of the renewal and settlement, 18 of the 38 facilities have been leased to Beverly for an initial five-year lease term. The Company has also returned 5 facilities to Beverly, including 2 of the 38 facilities above and 3 other facilities that Beverly had previously subleased to other operators. In addition, Beverly was removed as a guarantor of facilities that they had previously subleased to other operators and Beverly was not required to renew the remaining 18 facilities. Beverly will continue to operate the 18 facilities at reduced rentals until the earlier of January 1, 2001 or the date the Company is able to lease the facilities to new operators. As a part of the renewal settlement, the Company recorded a note receivable from Beverly of approximately $16,208,000, net of deferred income of approximately $8,165,000 that is being recognized under the installment method. Such revenues are included in additional rent on the accompanying income statements. The promissory note bears interest at 9.0% and has quarterly payments due through its final maturity on December 31, 2004.

                       NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 2000
                                  (Unaudited)


Statement Regarding Forward Looking Disclosure

   Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the healthcare industry, deterioration of the operating results or financial condition, including bankruptcies, of the Company's tenants, the ability of the Company to attract new operators for certain facilities, the amount of any additional investments, access to capital markets, year 2000 risks and uncertainties and changes in the ratings of the Company's debt securities.

Operating Results

 Three Months 2000 Compared to Three Months 1999

   Minimum rent increased $2,873,000 or 10% over the same period in 1999. The increase was primarily due to minimum rent from investments in additional leased facilities during the last twelve months and a shift in the characterization of rent from additional rent to minimum rent due to the lease negotiation discussed below. Interest and other income increased by $404,000 or 7% over the same period in 1999. The increase was primarily due to the funding of five mortgage loans during the last twelve months, an increase in working capital loans to two operators of facilities owned by the Company over the last twelve months and interest on the note receivable from Beverly Enterprises, Inc. ("Beverly") discussed below, partially offset by the conversion of four mortgaged facilities to leases and the payoff of one mortgage loan during the last twelve months. Additional rent and additional interest increased by $230,000 or 6% over the same period in 1999. The increase was primarily attributable to increased additional rent and additional interest as provided in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

   Interest and amortization of deferred financing costs increased $3,063,000 or 27% over the same period in 1999. The increase was primarily due to the issuance of $49,000,000 in fixed rate medium-term notes during the last twelve months, the issuance of $63,750,000 in fixed rate medium-term notes during the first quarter of 1999, the interest on which is now included for a full quarter, increases in the average interest rates on the Company's $100,000,000 bank line of credit and a reduction in interest capitalized on construction projects, partially offset by the repayment of $10,000,000 in medium-term notes in February of 2000. Depreciation and non-cash charges increased $1,112,000 or 13% over the same period in 1999. The increase was primarily attributable to increased depreciation due to the completion of additional facilities over the last twelve months. General and administrative costs increased $145,000 or 11% over the same period in 1999. The increase was primarily due to increases in compensation and other general expenses.

   During the three-month period ended March 31, 2000 and effective January 1, 2000, the Company negotiated a new lease and settlement with Beverly that incorporates 38 of their 47 leased facilities, most of which were up for renewal in 2000. The other 9 facilities leased to Beverly are on a separate lease that does not expire until 2010. The new lease provides for an initial five-year lease term for 18 of the 38 facilities. As part of the renewal settlement, 2 of the 38 facilities as well as 3 other facilities that Beverly had previously subleased to other operators were returned to Beverly. The renewal settlement included a promissory note of approximately $16,208,000 that bears interest at 9.0% and has quarterly payments due through its final maturity on December 31, 2004. The future revenues related to the promissory note will decrease as the quarterly principal payments are received. Beverly is operating the remaining 18 facilities at reduced rentals until the earlier of January 1, 2001 or the date the Company is able to lease the facilities to new operators. The Company anticipates having new operators in place at the facilities by June 30, 2000 at rental rates approximately equal to the aggregate rental currently being paid by Beverly; however there is no guarantee that new operators will be in place by that date or that the Company will receive rental rates equal to the aggregate rental currently being paid by Beverly.

   The Company expects to receive increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects increased additional rent and additional interest at individual facilities because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases. The Company expects that additional rent and additional interest may decrease due to lease renewals which may result in a shift in the characterization of revenue from additional rent to minimum rent. The aggregate impact of this shift in the characterization of revenue may be a decrease in the total rent received by the Company. Additional investments in healthcare facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

Information Regarding Certain Operators

   Three of the companies that operate facilities owned by the Company have filed for bankruptcy protection. The table below summarizes the filing dates of the bankruptcies, the number of the Company's owned facilities currently operated by each operator, the Company's current investment in facilities subject to the bankruptcies, the percentage of the Company's revenue for the three months ended March 31, 2000 relating to the facilities operated by each operator and cash deposits and letters of credit currently held by the Company as security for each operator.

                                          Number of                Percentage
                            Bankruptcy    Facilities  Investment    of 2000    Security
        Operator           Filing Date     Operated  in Facilities  Revenues   Deposits
        --------         ---------------- ---------- ------------- ---------- ----------
Mariner Post-Acute
 Network................ January 18, 2000     20     $ 60,354,000       6%    $2,655,000
Sun Healthcare Group,
 Inc.................... October 14, 1999     18       61,904,000       4      1,844,000
Integrated Health
 Services, Inc.......... February 2, 2000      7       35,110,000       3        643,000
                                             ---     ------------     ---     ----------
  Totals................                      45     $157,368,000      13%    $5,142,000
                                             ===     ============     ===     ==========

   In addition to the above, the Company has one mortgage loan directly with Mariner Post-Acute Network in the amount of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represent approximately 1% of the Company's revenues for the three months ended March 31, 2000 and the mortgage loan has a security deposit in the amount of $400,000. The Company has not received any payments on this mortgage loan subsequent to March of 2000.

   Under bankruptcy statutes, the court must either affirm the Company's lease or reject it and return the property to the Company. The court cannot change the rental amount or other lease provisions that could financially impact the Company. The likelihood that the Company's leases would be affirmed rests primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the forty-five facilities leased to and operated by these three companies are not providing adequate cash flows on their own to cover the rent under the leases. The Company's rent has been paid each month on a timely basis. Although there is a possibility that these properties may be returned by the courts, the Company has identified parties interested in leasing these facilities; however, such leases may be at a lower rental rate.

Liquidity and Capital Resources

   During the three months ended March 31, 2000, the Company provided new construction financing of approximately $7,689,000. The Company completed construction of two assisted living facilities in 2000, in which the Company's total aggregate investment was $21,080,000; $3,340,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During the three-month period ended March 31, 2000, the Company also funded approximately $1,038,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by the Company on these facilities. The construction advances and capital improvement advances were funded by borrowings on the Company's bank line of credit and by cash on hand.

   During the three-month period ended March 31, 2000, the Company disposed of four skilled nursing facilities in one transaction for aggregate proceeds of approximately $9,400,000. The Company recognized an aggregate gain of $1,016,000 related to the disposal of these facilities. The proceeds received were used to repay borrowings on the Company's bank line of credit.

   During the three months ended March 31, 2000, a $3,666,000 portion of one of the mortgage loans securing one skilled nursing facility was repaid. The proceeds received were used to repay borrowings on the Company's bank line of credit.

   During the three-month period ended March 31, 2000, the Company repaid $10,000,000 in aggregate principal amount of medium-term notes. The notes bore interest at a fixed rate of 8.48%. The repayment was funded by borrowings on the Company's bank line of credit and by cash on hand.

   At March 31, 2000, the Company had $34,000,000 available under its $100,000,000 bank line of credit which expires on March 31, 2002. The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $442,100,000 in aggregate principal amount of medium term notes and (b) up to approximately $178,247,000 of securities including debt, convertible debt, common and preferred stock.

   The Company may make additional investments in healthcare related facilities, although the level of the Company's new investments has decreased and the Company does not anticipate making additional investments beyond its current commitments until such time as access to long-term capital is under more favorable terms. Financing for future investments by the Company may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company believes it has sufficient liquidity and financing capability to finance anticipated future investments, maintain its current dividend level and repay borrowings at or prior to their maturity.

Year 2000 Readiness Disclosure Update

   All statements contained in the following section are "Year 2000 Readiness Disclosures" within the meaning of the Year 2000 Information and Disclosure Act. This Year 2000 Readiness Disclosure Update should be read in conjunction with the Company's Year 2000 Readiness Disclosure Update included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   Subsequent to January 1, 2000, the Company has not experienced any hardware or software problems related to the year 2000 date changeover with regard to its own internal operations and systems. At this time, the Company is not aware of any significant issues that may have impacted its vendors, lessees and borrowers, and there have been no disruptions in rent or mortgage payments. The Company is also unaware of any significant disruptions at any of its owned properties related to non-information technology areas, which would include embedded chips in elevators, security systems, electrical systems and similar technology-driven devices.

   At this time there have been no indications that the Company's vendors, lessees, borrowers and third parties upon which they are dependent have experienced any year 2000 issues which would have a material impact on the future operations and/or financial results of the Company; although there can be no assurances that the Company will not experience any future disruptions related to its vendors, lessees and borrowers.

   Readers are cautioned that many of the statements contained in the "Year 2000 Readiness Disclosure Update" are forward looking and should be read in conjunction with the Company's disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

Market Risk Exposure

   This "Market Risk Exposure" discussion is an update of material changes to the "Market Risk Exposure" discussion included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission and should be read in conjunction with such discussion. Readers are cautioned that many of the statements contained in the "Market Risk Exposure" discussion are forward looking and should be read in conjunction with the Company's disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

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

   The Company utilizes debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, the Company has made short-term borrowings on its variable rate bank line of credit to fund its acquisitions until market conditions were appropriate, based on management's judgment, to issue stock or fixed rate debt to provide long-term financing.

   During the three months ended March 31, 2000, the Company repaid $10,000,000 of fixed rate debt at a rate of 8.48%. In addition, the bank borrowings under the Company's bank line of credit have decreased to $66,000,000 from $75,300,000.

   For fixed rate debt, changes in interest rates generally affect the fair market value, but do not affect earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows.

   Increases in interest rates during 1999 resulted in an increase in interest expense for the Company primarily related to the bank line of credit and medium-term notes issued during the year at rates somewhat higher than in prior years. These interest rate increases made it more expensive for the Company to borrow on its bank line of credit and to access debt capital through its medium-term note program. Any future interest rate increases will further increase the cost of any borrowings to finance future acquisitions or replace current long-term debt as it matures.

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

Date: May 12, 2000

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