Form 10-Q
period 2000-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2000-08-08
CIK 780053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from        to

                         Commission file number 1-9028

                       NATIONWIDE HEALTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Shares of registrant's common stock, $.10 par value, outstanding at July 31, 2000--46,226,484.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 June 30, 2000

                               TABLE OF CONTENTS

Part I--Financial Information

                                                                                                 Page
                                                                                                 ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets..................................................   2
         Condensed Consolidated Statements of Operations........................................   3
         Condensed Consolidated Statements of Cash Flows........................................   4
         Notes to Condensed Consolidated Financial Statements...................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Part II--Other Information

Item 6.   Exhibits and Reports on Form 8-K......................................................  13

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                       (Unaudited)
                                                        (Dollars in thousands)
                        ASSETS

Investments in real estate
  Real estate properties:
    Land.............................................. $  142,861    $  146,712
    Buildings and improvements........................  1,172,473     1,146,921
    Construction in progress..........................     10,724        37,740
                                                       ----------    ----------
                                                        1,326,058     1,331,373
    Less accumulated depreciation.....................   (170,330)     (162,671)
                                                       ----------    ----------
                                                        1,155,728     1,168,702
    Mortgage loans receivable, net....................    191,601       203,362
                                                       ----------    ----------
                                                        1,347,329     1,372,064
Cash and cash equivalents.............................     17,604        16,139
Receivables...........................................      6,283         7,614
Other assets..........................................     31,788        34,239
                                                       ----------    ----------
                                                       $1,403,004    $1,430,056
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY


Bank borrowings....................................... $   69,000    $   75,300
Senior notes due 2000-2038............................    647,900       657,900
Notes and bonds payable...............................     63,722        64,048
Accounts payable and accrued liabilities..............     47,719        47,218
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized;
   Issued and outstanding: 2000--1,000,000; 1999--
   1,000,000,
   stated at liquidation preference of $100 per
   share..............................................    100,000       100,000
  Common stock $.10 par value; 100,000,000 shares
   authorized;
   Issued and outstanding: 2000--46,226,484; 1999--
   46,216,484.........................................      4,623         4,622
  Capital in excess of par value......................    556,541       556,373
  Cumulative net income...............................    540,436       504,457
  Cumulative dividends................................   (626,937)     (579,862)
                                                       ----------    ----------
    Total stockholders' equity........................    574,663       585,590
                                                       ----------    ----------
                                                       $1,403,004    $1,430,056
                                                       ==========    ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                             Three Months       Six Months
                                                 Ended             Ended
                                               June 30,          June 30,
                                            ----------------  ----------------
                                             2000     1999     2000     1999
                                            -------  -------  -------  -------
Revenues:
  Minimum rent............................. $32,632  $31,160  $64,901  $60,556
  Interest and other income................   5,956    5,713   12,291   11,644
  Additional rent and additional interest..   4,225    3,998    8,437    7,980
                                            -------  -------  -------  -------
                                             42,813   40,871   85,629   80,180
Expenses:
  Interest and amortization of deferred
   financing costs.........................  14,612   12,911   29,172   24,408
  Depreciation and non-cash charges........   8,913    9,102   18,755   17,832
  General and administrative...............   1,375    1,299    2,872    2,651
                                            -------  -------  -------  -------
                                             24,900   23,312   50,799   44,891
                                            -------  -------  -------  -------
Net income before gain (loss) on sale of
 properties................................  17,913   17,559   34,830   35,289
Gain (loss) on sale of properties..........     133     (335)   1,149     (335)
                                            -------  -------  -------  -------
Net income.................................  18,046   17,224   35,979   34,954
Preferred stock dividends..................  (1,919)  (1,919)  (3,839)  (3,839)
                                            -------  -------  -------  -------
Net income available to common
 stockholders.............................. $16,127  $15,305  $32,140  $31,115
                                            =======  =======  =======  =======
Per share amounts:
  Basic/diluted income from continuing
   operations available to common
   stockholders............................ $   .35  $   .34  $   .67  $   .68
                                            =======  =======  =======  =======
  Basic/diluted net income available to
   common stockholders..................... $   .35  $   .33  $   .70  $   .67
                                            =======  =======  =======  =======
  Dividends paid per share................. $   .46  $   .45  $   .92  $   .90
                                            =======  =======  =======  =======
Weighted average shares outstanding........  46,226   46,216   46,225   46,215
                                            =======  =======  =======  =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                             (In thousands)
Cash flow from operating activities:
  Net income............................................... $ 35,979  $ 34,954
  (Gain) loss on sale of properties........................   (1,149)      335
  Depreciation and non-cash charges........................   18,755    17,832
  Amortization of deferred financing costs.................      513       444
  Net increase in other assets and liabilities.............    5,354     1,042
                                                            --------  --------
    Net cash provided by operating activities..............   59,452    54,607

Cash flow from investing activities:
  Investment in real estate properties.....................  (24,494)  (72,571)
  Disposition of real estate properties....................   18,527    14,089
  Investment in mortgage loans receivable..................     (880)     (186)
  Principal payments on mortgage loans receivable..........   12,742     1,123
                                                            --------  --------
    Net cash provided by (used in) investing activities....    5,895   (57,545)

Cash flow from financing activities:
  Bank borrowings..........................................   90,300   157,000
  Repayment of bank borrowings.............................  (96,600) (118,300)
  Dividends paid...........................................  (47,075)  (45,433)
  Issuance of senior unsecured debt........................      --     68,750
  Repayments of senior unsecured debt......................  (10,000)      --
  Principal payments on convertible debentures, notes and
   bonds...................................................     (267)  (57,700)
  Other, net...............................................     (240)     (744)
                                                            --------  --------
    Net cash provided by (used in) financing activities....  (63,882)    3,573
                                                            --------  --------

Increase in cash and cash equivalents......................    1,465       635
Cash and cash equivalents, beginning of period.............   16,139    16,182
                                                            --------  --------

Cash and cash equivalents, end of period................... $ 17,604  $ 16,817
                                                            ========  ========


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

   (ii) The Company invests in healthcare related real estate and, as of June 30, 2000, had investments in 330 facilities located in 37 states. The facilities include 184 skilled nursing facilities, 126 assisted living facilities, 14 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company's facilities are operated by 57 different operators, including the following publicly traded companies: Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living, Inc., Balanced Care Corporation, Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Mariner Post-Acute Network and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra Healthcare Corporation and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They accounted for 12% and 11%, respectively, of the Company's total revenues for the six months ended June 30, 2000.

   As of June 30, 2000, the Company directly owned 149 skilled nursing facilities, 118 assisted living facilities, 9 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company leases substantially all of its owned facilities under "net" leases (the "Leases"), which the Company accounts for as operating leases.

   The Leases generally have initial terms ranging from 5 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most of the Leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and the Leases covering 192 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

   As of June 30, 2000, the Company held 36 mortgage loans secured by 35 skilled nursing facilities, 8 assisted living facilities, 5 continuing care retirement communities and 4 parcels of land. As of June 30, 2000, the mortgage loans had a net book value of approximately $191,601,000, with individual outstanding balances ranging from approximately $429,000 to $15,798,000 and maturity dates ranging from 2001 to 2025.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                 June 30, 2000
                                  (Unaudited)


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

                                                  Three Months Ended June 30,
                                                 -----------------------------
                                                      2000           1999
                                                 -------------- --------------
                                                 Income  Shares Income  Shares
                                                 ------- ------ ------- ------
                                                        (In thousands)
   Income before gain on sale of properties..... $17,913        $17,559
   Less: preferred stock dividends..............   1,919          1,919
                                                 -------        -------
   Amounts used to calculate Basic EPS..........  15,994 46,226  15,640 46,216

   Effect of dilutive securities:
     Stock options..............................     --     --      --     --
                                                 ------- ------ ------- ------
   Amounts used to calculate Diluted EPS........ $15,994 46,226 $15,640 46,216
                                                 ======= ====== ======= ======
                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                      2000           1999
                                                 -------------- --------------
                                                 Income  Shares Income  Shares
                                                 ------- ------ ------- ------
                                                        (in thousands)
   Income before gain on sale of properties..... $34,830        $35,289
   Less: preferred stock dividends..............   3,839          3,839
                                                 -------        -------
   Amounts used to calculate Basic EPS..........  30,991 46,225  31,450 46,215

   Effect of dilutive securities:
     Stock options..............................     --     --      --     --
                                                 ------- ------ ------- ------
   Amounts used to calculate Diluted EPS........ $30,991 46,225 $31,450 46,215
                                                 ======= ====== ======= ======

   (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore intends to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, the Company has made no provision for the payment of federal income taxes.

   (v) During the six months ended June 30, 2000, the Company has provided new construction financing of approximately $11,945,000. The Company completed construction of four assisted living facilities in 2000, in which the Company's total aggregate investment was approximately $40,957,000; $8,307,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the Company concurrently leased the facilities under terms generally similar to the Company's existing Leases. During the six-month period ended June 30, 2000, the Company also funded approximately $1,691,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents the Company earns on these facilities.

   During the six-month period ended June 30, 2000, the Company disposed of four skilled nursing facilities and two assisted living facilities in three separate transactions for aggregate proceeds of approximately $18,419,000. The Company recognized an aggregate gain of $1,149,000 related to the disposal of these facilities.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                 June 30, 2000
                                  (Unaudited)


   During the six months ended June 30, 2000, a loan with a net book value of approximately $7,509,000 secured by three skilled nursing facilities was repaid. In addition, a $3,666,000 portion of one of the mortgage loans secured by one skilled nursing facility was also repaid.

   During the six-month period ended June 30, 2000, the Company acquired one skilled nursing facility under a purchase option provision of the mortgage loan provided by the Company. The Company concurrently leased the facility under terms generally similar to the Company's existing Leases.

   During the six months ended June 30, 2000, the Company repaid $10,000,000 in aggregate principal amount of medium-term notes. The notes bore interest at a fixed rate of 8.48%.

   (vi) The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for the Company's senior unsecured notes and bank line of credit, as applicable. Capitalized interest for the six months ended June 30, 2000 and 1999 was $891,000 and $2,277,000, respectively.

   (vii) During the six months ended June 30, 2000, the Company negotiated a new lease and settlement with Beverly Enterprises, Inc. ("Beverly") that incorporates 38 of its 47 leased facilities, which were up for renewal at various dates from December 1998 to December 2000. As a result of the renewal and settlement, Beverly is leasing 18 of the 38 facilities for an initial five-year lease term. The Company has also returned 5 facilities to Beverly, including 2 of the 38 facilities above and 3 other facilities that Beverly had previously subleased to other operators. In addition, the Company released Beverly as a guarantor of facilities that it had previously subleased to other operators and Beverly was not required to renew the leases on the remaining 18 facilities. Beverly will continue to operate the remaining 18 facilities at reduced rentals until the earlier of January 1, 2001 or the date the Company is able to lease the facilities to new operators. As of August 2000, the Company has leased 13 of these facilities to new operators. As a part of the renewal settlement, the Company recorded a note receivable from Beverly of approximately $16,208,000, net of deferred income of approximately $8,165,000 that is being recognized under the installment method. Such revenues are included in additional rent on the accompanying income statements. The promissory note bears interest at 9.0% and requires Beverly to make quarterly payments through its final maturity on December 31, 2004.

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 2000

Statement Regarding Forward Looking Disclosure

   Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the healthcare industry, deterioration of the operating results or financial condition, including bankruptcies, of the Company's tenants, the ability of the Company to attract new operators for certain facilities, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities.

Operating Results

 Six Months 2000 Compared to Six Months 1999

   Minimum rent increased $4,345,000 or 7% over the same period in 1999. The increase was primarily due to increases in minimum rent as a result of investments in additional leased facilities during the last twelve months and to a shift in the characterization of rent from additional rent to minimum rent due to the lease negotiation discussed below. Interest and other income increased by $647,000 or 6% over the same period in 1999. The increase was primarily due to the funding of three mortgage loans during the last twelve months and interest on the note receivable from Beverly Enterprises, Inc. ("Beverly") discussed below, partially offset by the conversion of a mortgaged facility to a lease, the payoff of a mortgage loan and the partial payoff of another mortgage loan during the last twelve months. Additional rent and additional interest increased by $457,000 or 6% over the same period in 1999. The increase was primarily attributable to increases in additional rent and additional interest based on increases in the facility revenues or the Consumer Price Index pursuant to the Company's existing leases and mortgage loans receivable.

   Interest and amortization of deferred financing costs increased $4,764,000 or 20% over the same period in 1999. The increase was primarily due to the issuance of $44,000,000 in fixed rate medium-term notes during the last twelve months, the issuance of $68,750,000 in fixed rate medium-term notes during the first six months of 1999, the interest on which is now included for a full six months, increases in the average interest rates on the Company's $100,000,000 bank line of credit and a reduction in interest capitalized on construction projects, partially offset by the repayment of $10,000,000 in medium-term notes in February 2000. Depreciation and non-cash charges increased $923,000 or 5% over the same period in 1999. The increase was primarily attributable to increased depreciation due to the completion of additional facilities over the last twelve months and depreciation adjustments, partially offset by the disposal of 13 facilities during the last six months and 16 facilities during the second half of 1999. General and administrative costs increased $221,000 or 8% over the same period in 1999. The increase was primarily due to increases in legal fees related to three operators in bankruptcy and other general expenses.

   During the six months ended June 30, 2000, the Company negotiated a new lease and settlement with Beverly that incorporates 38 of its 47 leased facilities, most of which were up for renewal in 2000. The other 9 facilities leased to Beverly are on a separate lease that does not expire until 2010. The new lease provides for an initial five-year lease term for 18 of the 38 facilities. As part of the renewal settlement, 2 of the 38 facilities as well as 3 other facilities that Beverly had previously subleased to other operators were returned to Beverly. The renewal settlement included a promissory note of approximately $16,208,000 that bears interest at 9.0% and requires Beverly to make quarterly payments through its final maturity on December 31, 2004. The future revenues related to the promissory note will decrease as the Company receives the quarterly principal payments. Pursuant to the settlement, Beverly will operate the remaining 18 facilities at reduced rentals until the earlier of January 1, 2001 or the date the Company is able to lease the facilities to new operators. As of August 2000, the Company has leased 13 of these facilities to new operators and anticipates having new operators in place at most of the remaining facilities by September 30, 2000 at rental rates approximately equal to the aggregate rental currently being paid by Beverly; however there is no guarantee that new operators will be in place by that date or that the Company will receive rental rates equal to the aggregate rental currently being paid by Beverly.

 Second Quarter 2000 Compared to Second Quarter 1999

   Minimum rent increased $1,472,000 or 5% over the same period in 1999. The increase was primarily due to increases in minimum rent as a result of investments in additional leased facilities during the last twelve months and to a shift in the characterization of rent from additional rent to minimum rent due to the lease negotiation discussed above. Interest and other income increased by $243,000 or 4% over the same period in 1999. The increase was primarily due to the funding of three mortgage loans during the last twelve months and interest on the note receivable from Beverly Enterprises, Inc. discussed above, partially offset by the conversion of a mortgaged facility to a lease, the payoff of a mortgage loan and the partial payoff of another mortgage loan during the last twelve months. Additional rent and additional interest increased by $227,000 or 6% over the same period in 1999. The increase was primarily attributable to increases in additional rent and additional interest based on increases in the facility revenues or the Consumer Price Index pursuant to the Company's existing leases and mortgage loans receivable.

   Interest and amortization of deferred financing costs increased $1,701,000 or 13% over the same period in 1999. The increase was primarily due to the issuance of $44,000,000 in fixed rate medium-term notes during the last twelve months, increases in the average interest rates on the Company's $100,000,000 bank line of credit and a reduction in interest capitalized on construction projects, partially offset by the repayment of $10,000,000 in medium-term notes in February 2000. Depreciation and non-cash charges decreased $189,000 or 2% over the same period in 1999. The decrease was primarily attributable to the disposal of facilities during the last twelve months partially offset by increased depreciation due to the completion of additional facilities over the same period. General and administrative costs increased $76,000 or 6% over the same period in 1999. The increase was primarily due to increases in legal fees related to three operators in bankruptcy and other general expenses.

   The Company expects to receive increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects to receive increased additional rent and additional interest at individual facilities because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would offset the aforementioned revenue increases, and if sales and repayments exceed additional investments, would actually reduce revenues. The Company expects that additional rent and additional interest may decrease due to lease renewals that may result in a shift in the characterization of revenue from additional rent to minimum rent. The aggregate impact of this shift in the characterization of revenue may be a decrease in the total rent received by the Company. Additional investments in healthcare facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

Information Regarding Certain Operators

   Three of the companies that operate facilities owned by the Company have filed for bankruptcy protection. The table below summarizes the filing dates of the bankruptcies, the number of the Company's owned facilities currently operated by each operator, the Company's current investment in facilities subject to the bankruptcies, the percentage of the Company's revenue for the six months ended June 30, 2000 relating to the facilities operated by each operator and cash deposits and letters of credit currently held by the Company as security for each operator.

                                          Number of   Investment  Percentage
                            Bankruptcy    Facilities      in       of 2000    Security
Operator                   Filing Date     Operated   Facilities   Revenues   Deposits
--------                 ---------------- ---------- ------------ ---------- ----------
Mariner Post-Acute
 Network................ January 18, 2000     20     $ 60,354,000      5%    $2,655,000
Sun Healthcare Group,
 Inc.................... October 14, 1999     18       61,904,000      4      1,844,000
Integrated Health
 Services, Inc.......... February 2, 2000      7       35,110,000      3        643,000
                                             ---     ------------    ---     ----------
    Totals..............                      45     $157,368,000     12%    $5,142,000
                                             ===     ============    ===     ==========

   In addition to the above, the Company has one mortgage loan directly with Mariner Post-Acute Network in the amount of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represent approximately 1% of the Company's revenues for the six months ended June 30, 2000 and the mortgage loan has a security deposit in the amount of $400,000. The Company has not received any payments on this mortgage loan subsequent to March 2000.

   Under bankruptcy statutes, the court must either affirm the Company's leases or reject them and return the properties to the Company. The court cannot change the rental amount or other lease provisions that could financially impact the Company. The likelihood that the Company's leases would be affirmed rests primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the 45 facilities leased to and operated by these three companies are not providing adequate cash flows on their own to cover the rent under the leases. The Company's rent has been paid each month on a timely basis. Although there is a possibility that these properties may be returned by the courts, the Company has identified parties interested in leasing these facilities; however, such leases may be at a lower rental rate.

Liquidity and Capital Resources

   During the six months ended June 30, 2000, the Company provided new construction financing of approximately $11,945,000. The Company completed construction of four assisted living facilities in 2000, in which the Company's total aggregate investment was $40,957,000; $8,307,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the Company concurrently leased the facilities under terms generally similar to the Company's existing leases. During the six-month period ended June 30, 2000, the Company also funded approximately $1,691,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents the Company earns on these facilities. The Company funded the construction advances and capital improvement advances with borrowings on the Company's bank line of credit and cash on hand.

   During the six-month period ended June 30, 2000, the Company disposed of four skilled nursing facilities and two assisted living facilities in three separate transactions for aggregate proceeds of approximately $18,419,000. The Company recognized an aggregate gain of $1,149,000 related to the disposal of these facilities. The Company used the proceeds to repay borrowings on the Company's bank line of credit.

   During the six months ended June 30, 2000, a loan with a net book value of approximately $7,509,000 secured by three skilled nursing facilities was repaid. In addition, a $3,666,000 portion of one of the mortgage loans secured by one skilled nursing facility was also repaid. The Company used the proceeds to repay borrowings on the Company's bank line of credit.

   During the six-month period ended June 30, 2000, the Company repaid $10,000,000 in aggregate principal amount of medium-term notes. The notes bore interest at a fixed rate of 8.48%. The Company funded the repayment with borrowings on the Company's bank line of credit and cash on hand.

   At June 30, 2000, the Company had $31,000,000 available under its $100,000,000 bank line of credit. During the second quarter, the bank line of credit was amended, resulting in an extension of the maturity by one year to March 31, 2003. The amendment also modified the rates and covenants under the bank line of credit. At the option of the Company, borrowings under the agreement bear interest at prime or LIBOR plus 115 basis points. The Company pays a facility fee of .35% per annum on the total commitment under the agreement. Under covenants contained in the credit agreement, the Company is required to maintain, among other things: (i) a minimum net worth of $475,000;
(ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.5 to 1.0;
(iii) a ratio of total liabilities to net worth of not more than 1.6 to 1.0; and (iv) a gross asset value coverage ratio of at least 1.45 to 1.0.

   The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $442,100,000 in aggregate principal amount of medium term notes and (b) up to approximately $178,247,000 of securities including debt, convertible debt, common and preferred stock.

   The Company may make additional investments in healthcare related facilities. However, the level of the Company's new investments has decreased and the Company does not anticipate making additional investments beyond its current commitments until such time as access to long-term capital is under more favorable terms. Financing for future investments by the Company may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company anticipates the repayment of certain mortgages and the possible sale of certain facilities during the remainder of 2000 and during 2001. In an effort to reduce the mortgage loan portfolio, the Company has waived any prepayment penalties on all mortgage loans and is encouraging borrowers to refinance. In the event that there are mortgage repayments or facility sales in excess of new investments, revenues may decrease. The Company anticipates using the proceeds from any mortgage repayments or facility sales to reduce the outstanding balance on the Company's bank line of credit. Any such reduction would result in reduced interest expense that the Company believes would partially offset any decrease in revenues. The Company believes it has sufficient liquidity and financing capability to finance anticipated future investments, maintain its current dividend level and repay borrowings at or prior to their maturity.

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

   The Company provides mortgage loans to operators of healthcare facilities as part of its normal operations. The majority of the loans have fixed rates. Four of the mortgage loans have adjustable rates, although the rates adjust only once or twice over the loan lives and the minimum adjusted rate is equal to the current rate. Therefore, all mortgage loans receivable are treated as fixed rate notes.

   The Company utilizes debt financing primarily for the purpose of investing in additional healthcare facilities. Historically, the Company has made short-term borrowings on its variable rate bank line of credit to fund its acquisitions until, based on management's judgment, market conditions were appropriate to issue stock or fixed rate debt to provide long-term financing.

   During the six months ended June 30, 2000, the Company repaid $10,000,000 of fixed rate debt at a rate of 8.48%. In addition, the bank borrowings under the Company's bank line of credit have decreased to $69,000,000 from $75,300,000.

   For fixed rate debt, changes in interest rates generally affect the fair market value, but do not affect earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect future earnings and cash flows.

   Increases in interest rates during 1999 resulted in an increase in interest expense for the Company primarily related to the bank line of credit and medium-term notes issued during the year at rates somewhat higher than in prior years. Increases in interest rates during 2000 have resulted in an additional increase in interest expense related to the bank line of credit. These interest rate increases made it more expensive for the Company to borrow on its bank line of credit and to access debt capital through its medium-term note program. Any future interest rate increases will further increase the cost of any borrowings to finance future acquisitions or replace current long-term debt as it matures.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

    10.1 Amendment Number One to Amended and Restated Credit Agreement dated as of May 15, 2000


    27.  Financial Data Schedule

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2000

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