Form 10-Q
period 2000-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2000-11-09
CIK 780053

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

    For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from _____________ to _____________

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Shares of registrant's common stock, $.10 par value, outstanding at October 31, 2000--46,226,484.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                               September 30, 2000

                               TABLE OF CONTENTS

Part I--Financial Information

                                                                                                 Page
                                                                                                 ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets..................................................   2
         Condensed Consolidated Statements of Operations........................................   3
         Condensed Consolidated Statements of Cash Flows........................................   4
         Notes to Condensed Consolidated Financial Statements...................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K.......................................................  13

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30, December 31,
                                                                    2000          1999
                                                                ------------- ------------
                                                                 (Unaudited)
                                                                  (Dollars in thousands)
                            ASSETS

Investments in real estate
  Real estate properties:
    Land.......................................................  $  144,027    $  146,712
    Buildings and improvements.................................   1,185,002     1,146,921
    Construction in progress...................................       8,118        37,740
                                                                 ----------    ----------
                                                                  1,337,147     1,331,373
    Less accumulated depreciation..............................    (178,404)     (162,671)
                                                                 ----------    ----------
                                                                  1,158,743     1,168,702
    Mortgage loans receivable, net.............................     183,661       203,362
                                                                 ----------    ----------
                                                                  1,342,404     1,372,064
Cash and cash equivalents......................................       4,962        16,139
Receivables....................................................       7,621         7,614
Other assets...................................................      32,957        34,239
                                                                 ----------    ----------
                                                                 $1,387,944    $1,430,056
                                                                 ==========    ==========
             LIABILITIES AND STOCKHOLDERS' EQUITY


Bank borrowings................................................  $   47,500    $   75,300
Senior notes due 2000-2038.....................................     647,900       657,900
Notes and bonds payable........................................      63,571        64,048
Accounts payable and accrued liabilities.......................      59,932        47,218
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares authorized;
   Issued and outstanding: 2000--1,000,000; 1999--1,000,000,
   stated at liquidation preference of $100 per share..........     100,000       100,000
  Common stock $.10 par value; 100,000,000 shares authorized;
   Issued and outstanding: 2000--46,226,484; 1999--46,216,484..       4,623         4,622
  Capital in excess of par value...............................     556,600       556,373
  Cumulative net income........................................     558,001       504,457
  Cumulative dividends.........................................    (650,183)     (579,862)
                                                                 ----------    ----------
    Total stockholders' equity.................................     569,041       585,590
                                                                 ----------    ----------
                                                                 $1,387,944    $1,430,056
                                                                 ==========    ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                           Three Months
                                               Ended        Nine Months Ended
                                           September 30,      September 30,
                                          ----------------  ------------------
                                           2000     1999      2000      1999
                                          -------  -------  --------  --------
Revenues:
  Minimum rent........................... $33,157  $31,382  $ 98,058  $ 91,938
  Interest and other income..............   5,512    5,850    17,803    17,494
  Additional rent and additional
   interest..............................   4,222    4,293    12,659    12,273
                                          -------  -------  --------  --------
                                           42,891   41,525   128,520   121,705
Expenses:
  Interest and amortization of deferred
   financing costs.......................  14,628   13,004    43,800    37,412
  Depreciation and non-cash charges......   9,275    9,130    28,030    26,962
  General and administrative.............   1,423    1,697     4,295     4,348
                                          -------  -------  --------  --------
                                           25,326   23,831    76,125    68,722
                                          -------  -------  --------  --------
Net income before gain (loss) on sale of
 properties..............................  17,565   17,694    52,395    52,983
Gain (loss) on sale of properties........     --       --      1,149      (335)
                                          -------  -------  --------  --------
Net income...............................  17,565   17,694    53,544    52,648
Preferred stock dividends................  (1,919)  (1,919)   (5,758)   (5,758)
                                          -------  -------  --------  --------
Net income available to common
 stockholders............................ $15,646  $15,775  $ 47,786  $ 46,890
                                          =======  =======  ========  ========
Per share amounts:
  Basic/diluted income from continuing
   operations available to common
   stockholders.......................... $   .34  $   .34  $   1.01  $   1.02
                                          =======  =======  ========  ========
  Basic/diluted net income available to
   common stockholders................... $   .34  $   .34  $   1.03  $   1.01
                                          =======  =======  ========  ========
  Dividends paid per share............... $   .46  $   .45  $   1.38  $   1.35
                                          =======  =======  ========  ========
Weighted average shares outstanding......  46,226   46,216    46,226    46,216
                                          =======  =======  ========  ========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                            (In thousands)
Cash flow from operating activities:
Net income............................................... $  53,544  $  52,648
  (Gain) loss on sale of properties......................    (1,149)       335
  Depreciation and non-cash charges......................    28,030     26,962
  Amortization of deferred financing costs...............       766        684
  Net increase (decrease) in other assets and
   liabilities...........................................     3,901     (5,435)
                                                          ---------  ---------
    Net cash provided by operating activities............    85,092     75,194

Cash flow from investing activities:
  Investment in real estate properties...................   (18,111)   (93,298)
  Disposition of real estate properties..................    18,949     17,180
  Investment in mortgage loans receivable................    (1,696)      (280)
  Principal payments on mortgage loans receivable........    13,318      1,627
                                                          ---------  ---------
    Net cash provided by (used in) investing activities..    12,460    (74,771)

Cash flow from financing activities:
  Bank borrowings........................................   113,800    204,200
  Repayment of bank borrowings...........................  (141,600)  (190,900)
  Dividends paid.........................................   (70,321)   (68,420)
  Issuance of senior unsecured debt......................       --     112,750
  Repayments of senior unsecured debt....................   (10,000)       --
  Principal payments on convertible debentures, notes and
   bonds.................................................      (368)   (57,796)
  Other, net.............................................      (240)    (1,349)
                                                          ---------  ---------
    Net cash used in financing activities................  (108,729)    (1,515)
                                                          ---------  ---------

Decrease in cash and cash equivalents....................   (11,177)    (1,092)
Cash and cash equivalents, beginning of period...........    16,139     16,182
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   4,962  $  15,090
                                                          =========  =========


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

   (i) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results for a full year.

   (ii) The Company invests in healthcare related real estate and, as of September 30, 2000, had investments in 330 facilities located in 37 states. The facilities include 183 skilled nursing facilities, 127 assisted living facilities, 14 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company's facilities are operated by 59 different operators, including the following publicly traded companies: Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living, Inc., Balanced Care Corporation, Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Mariner Post-Acute Network and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra Healthcare Corporation and Beverly Enterprises, Inc. account for more than 10% of the Company's revenues. They accounted for 12% and 11%, respectively, of the Company's total revenues for the nine months ended September 30, 2000.

   As of September 30, 2000, the Company directly owned 149 skilled nursing facilities, 120 assisted living facilities, 9 continuing care retirement communities, 3 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company leases substantially all of its owned facilities under "net" leases (the "Leases"), which the Company accounts for as operating leases.

   The Leases generally have initial terms ranging from 5 to 19 years, and the Leases generally have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. Most of the Leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the Leases contain cross-collateralization and cross-default provisions tied to other Leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the Leases have corporate guarantees, and the Leases covering 202 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the Leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

   As of September 30, 2000, the Company held 34 mortgage loans secured by 34 skilled nursing facilities, 7 assisted living facilities, 5 continuing care retirement communities and 4 parcels of land. As of September 30, 2000, the mortgage loans had a net book value of approximately $183,661,000, with individual outstanding balances ranging from approximately $408,000 to $15,776,000 and maturity dates ranging from 2001 to 2025.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                              September 30, 2000
                                  (Unaudited)


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

                                                Three months ended September
                                                             30,
                                                -----------------------------
                                                     2000           1999
                                                -------------- --------------
                                                Income  Shares Income  Shares
                                                ------- ------ ------- ------
                                                       (In thousands)
   Income before gain (loss) on sale of
    properties................................. $17,565        $17,694
   Less: preferred stock dividends.............   1,919          1,919
                                                ------- ------ ------- ------
   Amounts used to calculate Basic EPS.........  15,646 46,226  15,775 46,216
   Effect of dilutive securities:
     Stock options.............................     --       6     --     --
                                                ------- ------ ------- ------
   Amounts used to calculate Diluted EPS....... $15,646 46,232 $15,775 46,216
                                                ======= ====== ======= ======

                                                 Nine months ended September
                                                             30,
                                                -----------------------------
                                                     2000           1999
                                                -------------- --------------
                                                Income  Shares Income  Shares
                                                ------- ------ ------- ------
                                                       (In thousands)
   Income before gain (loss) on sale of
    properties................................. $52,395        $52,983
   Less: preferred stock dividends.............   5,758          5,758
                                                ------- ------ ------- ------
   Amounts used to calculate Basic EPS.........  46,637 46,226  47,225 46,216
   Effect of dilutive securities:
     Stock options.............................     --       2     --     --
                                                ------- ------ ------- ------
   Amounts used to calculate Diluted EPS....... $46,637 46,228 $47,225 46,216
                                                ======= ====== ======= ======

   (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore intends to distribute at least ninety-five percent (95%) of its taxable income to its stockholders. Accordingly, the Company has made no provision for the payment of federal income taxes.

   (v) During the nine months ended September 30, 2000, the Company has provided new construction financing of approximately $16,180,000. The Company completed construction of five assisted living facilities in 2000, in which the Company's total aggregate investment was approximately $44,979,000; $10,660,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the Company concurrently leased the facilities under terms generally similar to the Company's existing Leases. During the nine-month period ended September 30, 2000, the Company also funded approximately $1,997,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents the Company earns on these facilities.

   During the nine-month period ended September 30, 2000, the Company disposed of five skilled nursing facilities and two assisted living facilities in four separate transactions for aggregate proceeds of approximately $18,599,000. The Company recognized an aggregate gain of $1,149,000 related to the disposal of these facilities.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                              September 30, 2000
                                  (Unaudited)


   During the nine months ended September 30, 2000, a loan with a net book value of approximately $7,509,000 secured by three skilled nursing facilities was repaid. In addition, a $3,666,000 portion of one of the mortgage loans secured by one skilled nursing facility was also repaid.

   During the nine-month period ended September 30, 2000, the Company acquired one skilled nursing facility under a purchase option provision of the mortgage loan provided by the Company. The Company concurrently leased the facility under terms generally similar to the Company's existing Leases. The Company also acquired one assisted living facility and one skilled nursing facility that secured mortgage loans provided by the Company for their respective mortgage balances plus an aggregate cash payment of $1,200,000. The leases in place at the time of the acquisitions were assumed by the Company and contain terms generally similar to the Company's existing Leases.

   During the nine months ended September 30, 2000, the Company repaid $10,000,000 in aggregate principal amount of medium-term notes. The notes bore interest at a fixed rate of 8.48%.

   (vi) The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for the Company's senior unsecured notes and bank line of credit, as applicable. Capitalized interest for the nine months ended September 30, 2000 and 1999 was $1,062,000 and $3,394,000, respectively.

   (vii) Effective January 1, 2000, the Company negotiated a new lease and settlement with Beverly Enterprises, Inc. ("Beverly") that incorporates 38 of its 47 leased facilities, which were up for renewal at various dates from December 1998 to December 2000. As a result of the renewal and settlement, Beverly will continue to lease 18 of the 38 facilities for an initial five-year lease term. The Company has also returned 5 facilities to Beverly, including 2 of the 38 facilities above and 3 other facilities that Beverly had previously subleased to other operators. In addition, the Company released Beverly as a guarantor of facilities that it had previously subleased to other operators and Beverly was not required to renew the leases on the remaining 18 facilities. Beverly will continue to operate the remaining 18 facilities at reduced rentals until the earlier of January 1, 2001 or the date the Company is able to lease the facilities to new operators. As of November 1, 2000, the Company has leased 15 of these facilities to new operators and has decided to sell 2 of these facilities for which it expects to receive approximately book value. As a part of the renewal settlement, the Company recorded a note receivable from Beverly of approximately $16,208,000, net of deferred income of approximately $8,165,000 that is being recognized under the installment method. Such revenues are included in additional rent on the accompanying income statements. The promissory note bears interest at 9.0% and requires Beverly to make quarterly payments through its final maturity on December 31, 2004.

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              September 30, 2000

Statement Regarding Forward Looking Disclosure

   Certain information contained in this report includes forward looking statements, which can be identified by the use of forward looking terminology such as "may", "will", "expect", "should" or comparable terms or the negative thereof. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates, government regulations, including changes in Medicare and Medicaid payment levels, changes in the healthcare industry, deterioration of the operating results or financial condition, including bankruptcies, of the Company's tenants, the ability of the Company to attract new operators for certain facilities, the ability of the Company to sell certain facilities for their book value, the amount of any additional investments, access to capital markets and changes in the ratings of the Company's debt securities.

Operating Results

 Nine Months 2000 Compared to Nine Months 1999

   Minimum rent increased $6,120,000 or 7% over the same period in 1999. The increase was primarily due to increases in minimum rent as a result of investments in additional leased facilities during the last twelve months and to a shift in the characterization of rent from additional rent to minimum rent due to the lease negotiation discussed below as well as the conversion of three mortgaged facilities to leases during the year. Interest and other income increased by $309,000 or 2% over the same period in 1999. The increase was primarily due to the funding of three mortgage loans during the last twelve months and interest on the note receivable from Beverly Enterprises, Inc. ("Beverly") discussed below, partially offset by the conversion of three mortgaged facilities to a lease, the payoff of a mortgage loan and the partial payoff of another mortgage loan during the last twelve months. Additional rent and additional interest increased by $386,000 or 3% over the same period in 1999. The increase was primarily attributable to increases in additional rent and additional interest based on increases in the facility revenues or the Consumer Price Index pursuant to the Company's existing leases and mortgage loans receivable.

   Interest and amortization of deferred financing costs increased $6,388,000 or 17% over the same period in 1999. The increase was primarily due to the issuance of $112,750,000 in fixed rate medium-term notes during the first nine months of 1999, the interest on which is now included for a full nine months, increases in the average interest rates on the Company's $100,000,000 bank line of credit and a reduction in interest capitalized on construction projects, partially offset by the repayment of $10,000,000 in medium-term notes in February 2000. Depreciation and non-cash charges increased $1,068,000 or 4% over the same period in 1999. The increase was primarily attributable to increased depreciation due to the completion of additional facilities over the last twelve months and depreciation adjustments, partially offset by the disposal of 14 facilities during the last nine months and 6 facilities during the last quarter of 1999. General and administrative costs decreased $53,000 or 1% over the same period in 1999. The decrease was primarily due to the write off, during the third quarter of 1999, of third party costs related to due diligence for mergers and major portfolio acquisitions which were not finalized by the Company, partially offset by increases in legal fees incurred during the first nine months of 2000 related to three operators in bankruptcy and other general expenses.

   Effective January 1, 2000, the Company negotiated a new lease and settlement with Beverly that incorporates 38 of its 47 leased facilities, most of which were up for renewal in 2000. The other 9 facilities leased to Beverly are on a separate lease that does not expire until 2010. The new lease provides for an initial five-year lease term for 18 of the 38 facilities. As part of the renewal settlement, 2 of the 38 facilities as well as 3 other facilities that Beverly had previously subleased to other operators were returned to Beverly. The renewal settlement included a promissory note of approximately $16,208,000 that bears interest at 9.0% and requires Beverly to make quarterly payments through its final maturity on December 31, 2004. The future revenues related to the promissory note will decrease as the Company receives the quarterly principal payments. Pursuant to the settlement, Beverly will operate the remaining 18 facilities at reduced rentals until the earlier of January 1, 2001 or the date the Company is able to lease the facilities to new operators. As of November 1, 2000, the Company has leased 15 of these facilities to new operators, has decided to sell 2 for which it expects to receive approximately book value and anticipates having a new operator in place at the remaining facility by December 31, 2000 at rental rates approximately equal to the aggregate rental currently being paid by Beverly; however there is no guarantee that a new operator will be in place by that date, that the Company will receive rental rates equal to the aggregate rental currently being paid by Beverly, or that the Company will receive book value for the 2 facilities it plans to sell.

 Third Quarter 2000 Compared to Third Quarter 1999

   Minimum rent increased $1,775,000 or 6% over the same period in 1999. The increase was primarily due to increases in minimum rent as a result of investments in additional leased facilities during the last twelve months and to a shift in the characterization of rent from additional rent to minimum rent due to the lease negotiation discussed above as well as the conversion of three mortgaged facilities to leases during the year. Interest and other income decreased by $338,000 or 6% over the same period in 1999. The decrease was primarily due to the conversion of three mortgaged facilities to leases, the payoff of a mortgage loan and the partial payoff of another mortgage loan during the last twelve months, partially offset by the funding of three mortgage loans during the last twelve months and interest on the note receivable from Beverly Enterprises, Inc. discussed above. Additional rent and additional interest decreased by $71,000 or 2% over the same period in 1999. The decrease was primarily attributable to the shift in the characterization of rent from additional rent to minimum rent as discussed above, offset by increases in additional rent and additional interest based on increases in the facility revenues or the Consumer Price Index pursuant to the Company's existing leases and mortgage loans receivable.

   Interest and amortization of deferred financing costs increased $1,624,000 or 12% over the same period in 1999. The increase was primarily due to the issuance of $44,000,000 in fixed rate medium-term notes during September of 1999, increases in the average interest rates on the Company's $100,000,000 bank line of credit and a reduction in interest capitalized on construction projects, partially offset by the repayment of $10,000,000 in medium-term notes in February 2000. Depreciation and non-cash charges increased $145,000 or 2% over the same period in 1999. The increase was primarily attributable to increased depreciation due to the completion of additional facilities over the last twelve months and depreciation adjustments, partially offset by the disposal of facilities during the last twelve months. General and administrative costs decreased $274,000 or 16% over the same period in 1999. The decrease was primarily due to the write off, during the third quarter of 1999, of third party costs related to due diligence for mergers and major portfolio acquisitions which were not finalized by the Company, partially offset by increases in legal fees during the third quarter of 2000 related to three operators in bankruptcy and other general expenses.

   The Company expects to receive increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects to receive increased additional rent and additional interest at individual facilities because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would offset the aforementioned revenue increases, and if sales and repayments exceed additional investments, would actually reduce revenues. The Company expects that additional rent and additional interest may decrease due to lease renewals that may result in a shift in the characterization of revenue from additional rent to minimum rent. The aggregate impact of this shift in the characterization of revenue may be a decrease in the total rent received by the Company. Additional investments in healthcare facilities would increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense could also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

Information Regarding Certain Operators

   Three of the companies that operate facilities owned by the Company have filed for bankruptcy protection. The table below summarizes the filing dates of the bankruptcies, the number of the Company's owned facilities currently operated by each operator, the Company's current investment in facilities subject to the bankruptcies, the percentage of the Company's revenue for the nine months ended September 30, 2000 relating to the facilities operated by each operator and cash deposits and letters of credit currently held by the Company as security for each operator.

                                          Number of   Investment  Percentage
                            Bankruptcy    Facilities      in       of 2000    Security
        Operator           Filing Date     Operated   Facilities   Revenues   Deposits
        --------         ---------------- ---------- ------------ ---------- ----------
Mariner Post-Acute
 Network................ January 18, 2000     20     $ 60,354,000      6%    $2,655,000
Sun Healthcare Group,
 Inc.................... October 14, 1999     19       65,167,000      4      1,929,000
Integrated Health
 Services, Inc.......... February 2, 2000      7       35,110,000      3        643,000
                                             ---     ------------    ---     ----------
    Totals..............                      46     $160,631,000     13%    $5,227,000
                                             ===     ============    ===     ==========

   In addition to the above, the Company has one mortgage loan directly with Mariner Post-Acute Network in the amount of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represent approximately 1% of the Company's revenues for the nine months ended September 30, 2000 and the mortgage loan has a security deposit in the amount of $400,000. The Company has not received any payments on this mortgage loan subsequent to March 2000.

   Under bankruptcy statutes, the tenant must either affirm the Company's leases or reject them and return the properties to the Company. If the tenant affirms the leases, it is required to assume the leases under the existing terms; the court cannot order the leases modified as part of the assumption without the consent of the Company. The likelihood that the Company's leases would be affirmed rests primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the 46 facilities leased to and operated by these three companies are not providing adequate cash flows on their own to cover the rent under the leases. The Company's rent has been paid each month on a timely basis. Although there is a possibility that these properties may be returned by the courts, the Company has identified parties interested in leasing these facilities; however, such leases may be at a lower rental rate.

Liquidity and Capital Resources

   During the nine months ended September 30, 2000, the Company provided new construction financing of approximately $16,180,000. The Company completed construction of five assisted living facilities in 2000, in which the Company's total aggregate investment was $44,979,000; $10,660,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the Company concurrently leased the facilities under terms generally similar to the Company's existing leases. During the nine-month period ended September 30, 2000, the Company also funded approximately $1,997,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents the Company earns on these facilities. The Company funded the construction advances and capital improvement advances with borrowings on the Company's bank line of credit and cash on hand.

   During the nine-month period ended September 30, 2000, the Company disposed of five skilled nursing facilities and two assisted living facilities in four separate transactions for aggregate proceeds of approximately

$18,599,000. The Company recognized an aggregate gain of $1,149,000 related to the disposal of these facilities. The Company used the proceeds to repay borrowings on the Company's bank line of credit.

   During the nine months ended September 30, 2000, a loan with a net book value of approximately $7,509,000 secured by three skilled nursing facilities was repaid. In addition, a $3,666,000 portion of one of the mortgage loans secured by one skilled nursing facility was also repaid. The Company used the proceeds to repay borrowings on the Company's bank line of credit.

   During the nine-month period ended September 30, 2000, the Company repaid $10,000,000 in aggregate principal amount of medium-term notes. The notes bore interest at a fixed rate of 8.48%. The Company funded the repayment with borrowings on the Company's bank line of credit and cash on hand.

   At September 30, 2000, the Company had $52,500,000 available under its $100,000,000 bank line of credit. During the second quarter, the bank line of credit was amended, resulting in an extension of the maturity by one year to March 31, 2003. The amendment also modified the rates and covenants under the bank line of credit. At the option of the Company, borrowings under the agreement bear interest at prime or LIBOR plus 115 basis points. The Company pays a facility fee of .35% per annum on the total commitment under the agreement. Under covenants contained in the credit agreement, the Company is required to maintain, among other things: (i) a minimum net worth of $475,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least
2.5 to 1.0; (iii) a ratio of total liabilities to net worth of not more than
1.6 to 1.0; and (iv) a gross asset value coverage ratio of at least 1.45 to 1.0.

   The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $442,100,000 in aggregate principal amount of medium term notes and (b) up to approximately $178,247,000 of securities including debt, convertible debt, common and preferred stock.

   The Company may make additional investments in healthcare related facilities. However, the level of the Company's new investments has decreased and the Company does not anticipate making additional investments beyond its current commitments until such time as access to long-term capital is under more favorable terms. Financing for future investments by the Company may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company anticipates the repayment of certain mortgages and the possible sale of certain facilities during the remainder of 2000 and during 2001. In an effort to reduce the mortgage loan portfolio, the Company has waived any prepayment penalties through December 31, 2000 on all mortgage loans and is encouraging borrowers to refinance. In the event that there are mortgage repayments or facility sales in excess of new investments, revenues may decrease. The Company anticipates using the proceeds from any mortgage repayments or facility sales to reduce the outstanding balance on the Company's bank line of credit. Any such reduction would result in reduced interest expense that the Company believes would partially offset any decrease in revenues. The Company believes it has sufficient liquidity and financing capability to finance anticipated future investments, maintain its current dividend level and repay borrowings at or prior to their maturity.

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

   During the nine months ended September 30, 2000, the Company repaid $10,000,000 of fixed rate debt at a rate of 8.48%. In addition, the bank borrowings under the Company's bank line of credit have decreased to $47,500,000 from $75,300,000.

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

Date: November 9, 2000

                                          NATIONWIDE HEALTH PROPERTIES, INC.

                                          By      /s/ Mark L. Desmond
                                            -----------------------------------
                                                     Mark L. Desmond
                                             Senior Vice President and Chief
                                                    Financial Officer
                                              (Principal Financial Officer)