Form 10-K
period 2000-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2001-03-22
CIK 780053

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

    For the fiscal year ended December 31, 2000

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

                                      NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $677,122,000 as of February 28, 2001.

                                   46,236,484
     (Number of shares of common stock outstanding as of February 28, 2001)

   Part III is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 20, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

   Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985, is a real estate investment trust ("REIT") which invests primarily in health care related facilities and provides financing to health care providers. Whenever we refer herein to "the Company" or to "us" or use the terms "we" or "our," we are referring to Nationwide Health Properties, Inc. As of December 31, 2000, we had investments in 328 facilities located in 37 states and operated by 57 healthcare providers. The facilities include 182 skilled nursing facilities, 127 assisted living facilities, 14 continuing care retirement communities, 2 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic.

   As of December 31, 2000, we had direct ownership of 146 skilled nursing facilities, 120 assisted living facilities, 10 continuing care retirement communities, 2 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of our owned facilities are leased under "net" leases, which are accounted for as operating leases, to 44 healthcare providers. Of our lessees, only Alterra Healthcare Corporation ("Alterra") is expected to account for more than 10% of the Company's revenues in 2001.

   The leases generally have initial terms ranging from 5 to 19 years, and generally have two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101"), which we adopted during the fourth quarter of 2000 does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of our leases contain cross collateralization and cross default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under our leases have corporate guarantees, and leases covering 197 facilities are backed by irrevocable letters of credit or security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

   During 2000, we completed the construction of 5 assisted living facilities in which our total aggregate investment was approximately $44,384,000. Additionally, we funded approximately $2,350,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. These capital improvements result in an increase in the minimum rents earned by the Company on these facilities.

   As of December 31, 2000, we held 35 mortgage loans secured by 36 skilled nursing facilities, 7 assisted living facilities, 4 continuing care retirement communities and 4 parcels of land. These loans had an aggregate outstanding principal balance of approximately $191,020,000 and a net book value of approximately $185,623,000 at December 31, 2000, net of an aggregate discount of approximately $5,397,000. The mortgage loans have individual outstanding balances ranging from approximately $304,000 to $15,821,000 and have maturities ranging from 2001 to 2025.

   Our facilities are operated by 57 healthcare providers. The following table summarizes our major operators, the number of facilities each operates and the percentage of our annualized revenues received from each operator:

                                                        Number of  Percentage of
                                                        Facilities  Annualized
   Operator                                              Operated     Revenue
   --------                                             ---------- -------------
   Alterra Healthcare Corporation......................     54           12%
   Beverly Enterprises, Inc............................     34            9%
   American Retirement Corporation.....................     12            8%
   ARV Assisted Living, Inc............................     16            8%
   Mariner Post-Acute Network, Inc. ...................     21            6%
   Liberty Healthcare..................................     17            5%
   Laureate Group......................................      4            4%
   Epoch Senior Living.................................      8            4%
   Balanced Care Corporation...........................     10            4%
   Sun Healthcare Group, Inc...........................     19            4%
   Integrated Health Services, Inc. ...................     11            4%
   Life Care Centers of America........................      7            3%
   National Assisted Living, LP........................      8            3%
   American Health Centers, Inc. ......................     12            3%

   We have historically provided lease or mortgage financing for healthcare facilities to qualified operators and acquired additional healthcare related facilities, including skilled nursing facilities, assisted living facilities, acute care hospitals and medical office buildings. Financing for such investments was provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness.

Taxation of the Company

   We believe we have operated in such a manner as to qualify for taxation as a "real estate investment trust" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with our taxable year ending December 31, 1985, and we intend to continue to operate in such a manner. If the Company qualifies for taxation as a real estate investment trust, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (e.g. at the corporate and stockholder levels) that generally results from investment in the stock of a corporation.

Properties

   Of the 328 facilities in which we have investments, we have direct ownership of 146 skilled nursing facilities, 120 assisted living facilities, 10 continuing care retirement communities, 2 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of the properties are leased to other parties under terms which require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

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

   The following table sets forth certain information regarding our owned facilities as of December 31, 2000.

                                          Number             Annual     2000
                              Number of  of Beds/   Gross    Minimum Additional
Facility Location             Facilities Units(1) Investment Rent(2)  Rent(2)
-----------------             ---------- -------- ---------- ------- ----------
                                            (Dollars in Thousands)
Skilled Nursing Facilities:
 Arizona.....................      1        130    $ 3,540   $  481     $144
 Arkansas....................      9        918     35,932    3,218      104
 California..................      8        963     26,481    3,082      835
 Connecticut.................      2        239      6,192      922       96
 Florida.....................      8      1,098     29,296    3,063      188
 Georgia.....................      2        263     11,685    1,257      --
 Idaho.......................      1         64        792       81      --
 Illinois....................      2        210      5,549      701      215
 Indiana.....................      7        886     27,334    3,335      707
 Kansas......................      9        685     13,919    1,408      127
 Maryland....................      4        749     22,233    2,933      371
 Massachusetts...............     17      1,754     75,092    7,600      680
 Minnesota...................      7        890     28,152    2,042       31
 Mississippi.................      1        120      4,345      388       19
 Missouri....................      1        108      2,740      517      --

                                         Number             Annual     2000
                             Number of  of Beds/   Gross    Minimum Additional
Facility Location            Facilities Units(1) Investment Rent(2)  Rent(2)
-----------------            ---------- -------- ---------- ------- ----------
                                           (Dollars in Thousands)
Skilled Nursing Facilities
 (continued):
 Nevada.....................      1         140   $  4,034  $   480   $   77
 New Jersey.................      1         180      6,808      391       45
 North Carolina.............      1         150      2,360      333      --
 Ohio.......................      6         811     29,551    3,304      242
 Oklahoma...................      3         253      3,939      404      130
 Oregon.....................      1          85      1,215      175      --
 Tennessee..................     10       1,111     35,506    3,627      575
 Texas......................     25       2,791     60,559    6,586    1,636
 Virginia...................      4         604     18,568    2,910      --
 Washington.................      7         697     29,377    2,656      228
 Wisconsin..................      8         773     19,692    2,893      104
                                ---      ------   --------  -------   ------
  Subtotals.................    146      16,672    504,891   54,787    6,554
                                ---      ------   --------  -------   ------
Assisted Living Facilities:
 Alabama....................      2         166      5,953      515       35
 Arizona....................      2         142      7,868      743       58
 Arkansas...................      1          32      2,150      144        5
 California.................     13       1,590     79,578    8,191    1,579
 Colorado...................      6         607     45,615    4,294      108
 Delaware...................      1          54      5,301      572        8
 Florida....................     20       1,400     92,900    8,902      429
 Idaho......................      1         158     11,800    1,176       86
 Illinois...................      1         178     11,076    1,037       81
 Indiana....................      1          50      4,666      458       17
 Kansas.....................      4         231     13,470    1,196       20
 Kentucky...................      1          44      2,657      273       14
 Louisiana..................      1         104      7,384      883      --
 Maryland...................      1          56      5,162      517      --
 Massachusetts..............      1         118     11,007      992       33
 Michigan...................      1         143      7,306      816      128
 Nevada.....................      2         155     13,616    1,254       13
 New Jersey.................      1          52      4,085      353       15
 North Carolina.............      1          42      2,916      257       12
 Ohio.......................     11         635     38,594    3,769      164
 Oklahoma...................      3         188      8,100      771       42
 Oregon.....................      6         536     28,831    2,851      132
 Pennsylvania...............      2         163     14,628    1,486      --
 Rhode Island...............      3         274     29,920    3,182      --
 South Carolina.............      4         162     11,041      943       49
 Tennessee..................      5         278     24,534    2,462       29
 Texas......................     16         915     75,245    6,671      245
 Virginia...................      2         153     12,969    1,684      --
 Washington.................      4         341     22,935    2,267      101
 West Virginia..............      1          60      6,010      602      --
 Wisconsin..................      2         422     29,061    2,181      110
                                ---      ------   --------  -------   ------
  Subtotals.................    120       9,449    636,378   61,442    3,513
                                ---      ------   --------  -------   ------

                                         Number              Annual     2000
                             Number of  of Beds/   Gross    Minimum  Additional
Facility Location            Facilities Units(1) Investment Rent(2)   Rent(2)
-----------------            ---------- -------- ---------- -------- ----------
                                           (Dollars in Thousands)
Continuing Care Retirement
 Communities:
 California................       1         279  $   12,427 $  1,222    $ 270
 Colorado..................       1         119       3,115      307       59
 Georgia...................       1         190      11,492      909       27
 Kansas....................       1         200      13,204    1,267       75
 Massachusetts.............       1         178      14,292      561       18
 Tennessee.................       1          80       3,178      330        5
 Texas.....................       2         550      37,336    3,289       48
 Wisconsin.................       2         942      64,351    6,015      239
                                ---      ------  ---------- --------  -------
 Subtotals.................      10       2,538     159,395   13,900      741
                                ---      ------  ---------- --------  -------
Residential Care Facilities
 for the Elderly:
 California................       2          12         325      --       --
                                ---      ------  ---------- --------  -------
Rehabilitation Hospitals:
  Arizona..................       2         116      16,826    1,770      230
                                ---      ------  ---------- --------  -------

Medical Clinics:
  Alabama..................       1         --        2,433      --       --
                                ---      ------  ---------- --------  -------

Construction in Progress...     --          --        9,478      --       --
                                ---      ------  ---------- --------  -------

Land Parcels:
  Kentucky.................     --          --          578      --       --
  New Hampshire............     --          --          736      --       --
  Ohio.....................     --          --        1,759      --       --
  Texas....................     --          --          810      --       --
                                ---      ------  ---------- --------  -------
    Subtotals..............     --          --        3,883      --       --
                                ---      ------  ---------- --------  -------
Total All Owned
 Facilities................     281      28,787  $1,333,609 $131,899  $11,038
                                ===      ======  ========== ========  =======

--------
(1) Assisted living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.

(2) Annual Minimum Rent (as defined in the leases) for each of our owned properties. Additional rent, generally contingent upon increases in the facility net patient revenues in excess of a base amount or increases in the Consumer Price Index, may also be paid. The 2000 additional rent amounts reflect additional rent earned in 2000.

   As of December 31, 2000, 29 of our 281 owned facilities were being leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). We expect that as new facilities are acquired, an increasing percentage of our facilities will be leased to operators unaffiliated with Beverly. For additional financial information regarding Beverly, see Appendix 1 attached as part of this Annual Report on Form 10-K.

   As of December 31, 2000, 53 of the owned facilities are leased to and operated by subsidiaries of Alterra.

Competition

   We generally compete with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to, banks and insurance companies, in the acquisition, leasing and financing of health care facilities. The operators of the health care facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

Regulation

   Payments for health care services provided by the operators of our facilities are received principally from four sources: private funds; Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to nursing facilities and the amount of additional rents payable to the Company under the Leases. Effective for cost reporting years beginning after July 1, 1998, the payment methodology for nursing homes under the Medicare program was changed. Under the new methodology, Medicare reimburses nursing home operators for nursing care, ancillary services and capital costs at a flat per diem rate. In the past, a cost-based system of reimbursement was used. This new reimbursement methodology is being phased in over four years. Payments under the new methodology are generally lower than the payments the facilities had historically received, however there has been some relief during 2000 as a portion of the reduction in payments was reversed. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients. Any changes in reimbursement levels could have an adverse impact on the revenues of the operators of our facilities, which could in turn adversely impact their ability to make their monthly lease or debt payments to us.

   Health care facilities in which we invest are also generally subject to state licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need ("CON"), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements generally do not apply to assisted living facilities. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to licensure and CONs on the operations of our lessees and mortgagees.

Executive Officers of the Company

   The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by our Board of Directors, serves at their pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no "family relationship" between any of the named executive officers or any director of the Company. All information is given as of February 28, 2001.

                Name                               Position                      Age
                ----                               --------                      ---
      R. Bruce Andrews........ President and Chief Executive Officer              60
      Mark L. Desmond......... Senior Vice President and Chief Financial Officer  42
      T. Andrew Stokes........ Senior Vice President of Corporate Development     53
      Steven J. Insoft........ Vice President of Development                      37
      John J. Sheehan, Jr. ... Vice President of Development                      43

   R. Bruce Andrews--President and Chief Executive Officer since September 1989 and a director of the Company since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. From 1986 through 1989, Mr. Andrews was engaged in various private investments. Mr. Andrews is also a director of CenterTrust Retail Properties, Inc.

   Mark L. Desmond--Senior Vice President and Chief Financial Officer since January 1996. Mr. Desmond was Vice President and Treasurer of the Company from May 1990 to December 1995 and Controller, Chief Accounting Officer and Assistant Treasurer of the Company from June 1988 to April 1990. From 1986 until joining the Company, Mr. Desmond held various accounting positions with Beverly, an operator of nursing facilities, pharmacies and pharmacy related outlets.

   T. Andrew Stokes--Senior Vice President of Corporate Development since January 1996. Mr. Stokes was Vice President of Development of the Company from August 1992 to December 1995. From 1984 to 1988, Mr. Stokes served as Vice President, Corporate Development for American Medical International, Inc., a hospital management company. From 1989 until joining the Company, Mr. Stokes was Healthcare Group Director of Houlihan, Lokey, Howard & Zukin, a national financial advisory firm.

   Steven J. Insoft--Vice President of Development since February 1998. From 1991 to 1997, Mr. Insoft served as President of CMI Senior Housing & Healthcare, Inc., an operator of nursing facilities. From 1988 to 1991, Mr. Insoft was an Associate in the Capital Markets Group of Prudential Insurance Company of America.

   John J. Sheehan, Jr.--Vice President of Development since February 1996. From September 1987 through April 1990, Mr. Sheehan served as Director of Asset Management for Southmark Corporation, a real estate syndication company. From April 1990 until joining the Company, Mr. Sheehan was Vice President, Mortgage Finance for Life Care Centers of America, an operator and manager of nursing facilities.

Employees

   As of February 28, 2001, the Company had fourteen employees.

                                  RISK FACTORS

   You should carefully consider the risks described below before making an investment decision about the Company. The risks and uncertainties described below are not the only ones facing the Company and there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. As a result, our ability to pay distributions on, and the market price of, our common stock may be adversely affected if any of such risks are realized.

 Operator Obligations

   Our income would be adversely affected if a significant number of our operators were unable to meet their obligations to us or if we were unable to lease our facilities or make mortgage loans on economically favorable terms. There can be no assurance that any lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the facility to others on favorable terms.

 Operator Governmental Regulations

   Our operators are subject to significant regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on our operators' costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any of our operators to comply with such laws, requirements and regulations could adversely affect such operator's ability to meet their obligations to the Company.

 Operator Reimbursement Rates

   The ability of our operators to generate revenue and profit affects the underlying value of our facilities. Revenues of our operators are generally derived from payments for patient care from the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers, as well as the patients themselves.

   A significant portion of our operators' revenue is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Both federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

   Governmental and public concern regarding health care costs may result in significant reductions in payment to health care facilities, and there can be no assurance that future reimbursement rates for either governmental or private payors will be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our operators and thereby adversely affect their ability to meet their obligations to the Company.

 Operator Financial Difficulties

   Our facilities are operated by 57 health care providers including Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living, Beverly Enterprises, Inc., Harborside Healthcare Corporation,

HEALTHSOUTH Corporation, Integrated Health Services, Inc. ("Integrated"), Mariner Post-Acute Network, Inc. ("Mariner") and Sun Healthcare Group, Inc. ("Sun"). As of December 31, 2000, Alterra operated 54 facilities representing approximately 12% of our revenues. Other than Alterra, no health care provider operated facilities representing over 10% of our revenues.

   As of December 31, 2000, three operators, Sun, Mariner and Integrated, have filed for bankruptcy protection. See "Management's Discussion and Analysis-- Information Regarding Certain Operators" for a more comprehensive discussion of our relationship with these operators and a discussion regarding termination of the Company's leases with Balanced Care Corporation following their default in December 2000. In addition, in February 2001, Alterra announced that it commenced discussion with its principal lenders and lessors regarding the restructuring of its debt and lease obligations. While we expect to be able to accommodate Alterra's restructuring efforts without any adverse effect to the Company, there can be no guarantee that the restructuring will not have a negative impact on our earnings or cash flow.

   Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew and/or extend its relationship with us as it expires.

 Operators Seeking Bankruptcy Protection

   The Company is exposed to the risk that our operators may not be able to meet their obligations, which may result in bankruptcy or insolvency of our operators. Although our leases and loans provide the Company the right to terminate an investment, evict an operator, demand immediate repayment, and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict the Company's ability to collect unpaid rent and interest during the bankruptcy proceeding.

   If one of our lessees seeks bankruptcy protection, the lessee can either assume or reject the lease. If the lessee assumes the lease, the court cannot change the rental amount or any other lease provision which could financially impact the Company. However, if the lessee rejects the lease, the facility would be returned to the Company. If the facility is returned to the Company, our financial condition could be adversely affected by delays in leasing the facility to a new operator.

   In the event of a default by our operators under mortgage loans, we may have to foreclose the mortgage or protect our interest by acquiring title to a property and thereafter making substantial improvements or repairs in order to maximize the facility's investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay of the Bankruptcy Code would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. High "loan to value" ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

   The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the replacement of the operator licensed to manage the facility. In some instances, the Company may take possession of a property that may expose the Company to successor liabilities. If any of these events occur, the Company's revenue and operating cash flow could be adversely affected. See "Management's Discussion and Analysis--Information Regarding Certain Operators" for a discussion regarding three of our operators that have filed for bankruptcy protection.

 Fraud and Abuse Regulations

   There are various federal and state laws prohibiting fraud by health care providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments.

   There are also laws that govern referrals and financial relationships. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers.

   Based upon information we have periodically received from our operators, we believe that the facilities in which we have investments are in substantial compliance with the various regulatory requirements applicable to them, although there can be no assurance that the operators are in compliance or will remain in compliance in the future.

 Licensing, Certification and Accreditation

   Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities. In granting and renewing licenses, regulatory agencies consider, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and continuing compliance with the laws and regulations relating to the operation of the facilities. In the ordinary course of business, the operators receive notices of deficiencies for failure to comply with various regulatory requirements and take appropriate corrective and preventive actions.

   Failure to obtain licensure or loss of licensure would prevent a facility from operating. Failure to maintain certification in the Medicare and Medicaid programs would result in a loss of funding from those programs. Although accreditation is generally voluntary, loss of accreditation could result in a facility failing to meet eligibility requirements to participate in various reimbursement programs. These events could adversely affect the facility operator's ability to meet its obligations to the Company.

 Competition

   The health care industry is highly competitive and we expect that it may become more competitive in the future. We generally compete with other REITs, real estate partnerships, health care providers and other investors, including, but not limited to, banks and insurance companies, in the acquisition, leasing and financing of health care facilities. Our operators are competing with numerous other companies providing similar health care services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. There can be no assurance that our operators will not encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to meet their obligations to the Company.

 Debt Obligations

   We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make distributions to our stockholders, that we will be unable to refinance existing indebtedness and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

   If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition and results of operations. See "Management's Discussion and Analysis--Market Risk Exposure" for a more comprehensive discussion regarding the impact of rising interest rates on our results of operations and financial condition.

 Leverage

   Financing for our future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt and the assumption of secured indebtedness. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally. See "Management's Discussion and Analysis--Liquidity and Capital Resources" for a discussion regarding our indebtedness.

 External Sources of Capital

   In order to qualify as a REIT under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 95% (90% for years ending after December 31, 2000) of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, we rely on other sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to capital depends upon a number of factors, including general market conditions and the market's perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Additional debt financing may substantially increase our leverage.

 Investment Level

   Difficult capital market conditions in our industry have limited our access to capital. As a result, the level of our new investments has decreased and we do not anticipate making additional investments beyond our current commitments until such time as equity capital is available under more favorable terms. In the event that there are mortgage repayments or facility sales in excess of new investments, our revenues may decrease.

 Change of Control Provisions

   Our charter and bylaws contain provisions that may delay, defer or prevent a change in control or other transaction that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for our common stock.

   In order to protect us against the risk of losing our REIT status for federal income tax purposes, our charter prohibits the ownership by any single person of more than 9.9% of the issued and outstanding shares of our voting stock. We will redeem shares acquired or held in excess of the ownership limit. In addition, any acquisition of our common stock or preferred stock that would result in our disqualification as a REIT is null and void. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders' ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with such transaction. The Board of Directors has increased to 20% the ownership limit applicable to our voting stock with respect to Cohen & Steers Capital Management, Inc. As of December 31, 2000, Cohen & Steers Capital Management, Inc. held 18.60% of our common stock.

   Our charter authorizes us to issue additional shares of common stock and one or more series of preferred stock and to establish the preferences, rights and other terms of any series of preferred stock that we issue. Although our Board of Directors has no intention to do so at the present time, it could establish a series of preferred stock that could delay, defer or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

   Maryland law also contains other provisions that may delay, defer or prevent a transaction, including a change in control, that might involve payment of a premium price for our common stock or otherwise be in the best interests of our stockholders. Those provisions include the following:

  . The requirement of Maryland law that a proposed consolidation, merger, share exchange or transfer must be approved by two-thirds of the votes entitled to be cast on the matter; and

  . the requirement of Maryland law that stockholders may only take action by written consent with the unanimous approval of all stockholders entitled to vote on the matter in question.

   These provisions may impede various actions by stockholders without approval of our Board of Directors, which in turn may delay, defer or prevent a transaction involving a change of control.

 Stock Price

   As with other publicly-traded equity securities, the market price of our common stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of our common stock are the following:

  .  the extent of investor interest;

  . the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies);

  .  our financial performance and that of our operators;

  . the contents of analyst reports regarding the Company and the REIT industry; and

  . general stock and bond market conditions, including changes in interest rates on fixed income securities which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions. Such an increase in the required yield from distributions may adversely affect the market price of our common stock.

   Other factors such as governmental regulatory action and changes in tax laws could also have a significant impact on the future market price of our common stock.

   The market value of the equity securities of a REIT is generally based upon the market's perception of the REIT's growth potential and its current and potential future earnings and cash distributions. For that reason, shares of our common stock may trade at prices that are higher or lower than the net asset value per share. Our failure to meet the market's expectation with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. Another factor that may influence the price of our common stock will be the distribution yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates might lead prospective purchasers of our common stock to expect a higher distribution yield, which would adversely affect the market price of our common stock.

 REIT Status

   We intend to operate in a manner to qualify as a REIT under the Internal Revenue Code. We believe that we have been organized and have operated in a manner, which would allow us to qualify as a REIT under the Internal Revenue Code. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating annually at least 95% (90% for taxable years beginning after December 31, 2000) of our REIT taxable income. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT.

   If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for investment or distribution to stockholders would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

 Key Personnel

   We depend on the efforts of our executive officers, particularly Mr. R. Bruce Andrews, Mr. T. Andrew Stokes and Mr. Mark L. Desmond. While we believe that we could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment agreements with these executive officers, these employment agreements may not assure their continued service.

Item 2. Properties.

   See Item 1 for details.

Item 3. Legal Proceedings.

   There are various legal proceedings pending to which the Company is a party or to which some of its properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on the Company's consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

   None.

                                    PART II

Item 5. Market For The Company's Common Equity and Related Stockholder Matters.

   The Company's common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of the Company's common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 1999 to December 31, 2000 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods:

                                                    High      Low       Dividend
                                                    ----      ----      --------
   2000

     First quarter................................. $14 13/16 $ 9 9/16    $.46
     Second quarter................................  15         9 5/8      .46
     Third quarter.................................  16 3/8    13 7/8      .46
     Fourth quarter................................  16 1/4    12          .46

   1999

     First quarter................................. $22 1/4   $16 3/4     $.45
     Second quarter................................  21        17 3/4      .45
     Third quarter.................................  19 3/16   14 15/16    .45
     Fourth quarter................................  17 1/16   11 3/4      .45

   As of February 28, 2001 there were approximately 1,000 holders of record of the Company's common stock.

Item 6. Selected Financial Data.

   The following table presents selected financial data with respect to the Company. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations." Reference is made to Note 4 of Notes to Consolidated Financial Statements for information regarding our acquisitions and divestitures.

                                        Years ended December 31,
                          --------------------------------------------------------
                             2000        1999        1998        1997       1996
                          ----------  ----------  ----------  ----------  --------
                                 (In thousands, except per share data)
Operating Data:
Total revenues..........  $  171,396  $  163,865  $  142,584  $  115,705  $ 95,776
Income from operations..      70,013      71,148      67,427      62,988    54,944
Gain (loss) on sale of
 facilities.............       1,149        (335)      2,321         829       --
Net income..............      71,162      70,813      69,748      63,817    54,944
Preferred stock
 dividends..............      (7,677)     (7,677)     (7,677)     (1,962)      --
Net income available to
 common stockholders....      63,485      63,136      62,071      61,855    54,944
Dividends paid on common
 stock..................      85,889      83,480      75,128      65,734    59,581

Per Share Data:
Basic/diluted income
 from continuing
 operations available to
 common
 stockholders(1)........  $     1.35  $     1.37  $     1.34  $     1.45  $   1.36
Basic/diluted net income
 available to common
 stockholders...........        1.37        1.37        1.39        1.47      1.36
Dividends paid on common
 stock..................        1.84        1.80        1.68        1.56      1.48

Balance Sheet Data:
Investments in real
 estate, net............  $1,333,026  $1,372,064  $1,316,685  $1,053,273  $722,506
Total assets............   1,381,007   1,430,056   1,357,303   1,077,394   744,984
Senior unsecured notes
 due 2001-2038..........     627,900     657,900     545,150     355,000   190,000
Bank borrowings.........      79,000      75,300      42,000      19,600    32,300
Convertible debentures..         --          --       57,431      64,512    64,920
Notes and bonds
 payable................      62,857      64,048      64,623      58,297     9,229
Stockholders' equity....     563,472     585,590     605,558     553,046   428,588

Other Data:
Net cash provided by
 operating activities...  $   99,940  $   94,659  $  106,067  $   86,010  $ 74,129
Net cash provided by
 (used in) investing
 activities.............      11,258     (89,753)   (282,968)   (267,302)  (85,034)
Net cash provided by
 (used in) financing
 activities.............    (121,188)     (4,949)    182,891     179,775    14,677
Funds from operations
 available to common
 stockholders(2)........  $   99,632  $   99,602  $   92,726  $   80,851  $ 71,667

Weighted average shares
 outstanding............      46,226      46,216      44,637      42,164    40,373

--------
(1) For per share purposes, income from continuing operations is defined as income before the effect of any gains or losses on sales of properties.

(2) Industry analysts generally consider funds from operations to be an alternative measure of the performance of an equity REIT. We therefore disclose funds from operations, although it is a measurement that is not defined by generally accepted accounting principles. We use the NAREIT measure of funds from operations, which is generally defined as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation, less gains/losses on sales of facilities. The NAREIT measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by generally accepted accounting principles (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward Looking Disclosure

   Certain information contained in this report includes forward looking statements. Forward looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as "may", "will", "anticipates", "expects", "believes", "intends", "should" or comparable terms or the negative thereof. All forward looking statements included in this report are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates; the general distress of the healthcare industry; government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs; continued deterioration of the operating results or financial condition, including bankruptcies, of the Company's tenants; the ability of the Company to attract new operators for certain facilities; occupancy levels at certain facilities; the ability of the Company to sell certain facilities for their book value; the amount and yield of any additional investments; changes in tax laws and regulations affecting real estate investment trusts; access to the capital markets and the cost of capital; changes in the ratings of the Company's debt securities; and the risk factors set forth under the caption "Risk Factors" in Item 1.

Operating Results

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Minimum rent increased $6,974,000 or 6% in 2000 as compared to 1999. The increase was primarily a result of the 5 developments completed during 2000, combined with a full year of revenues earned by investments in additional facilities in 1999 and a shift in the characterization of rent from additional rent to minimum rent as a result of the new lease negotiated with Beverly Enterprises, Inc. ("Beverly") discussed below. Interest and other income decreased by $195,000 or 1% in 2000 as compared to 1999. The decrease was primarily due to the payoff of a mortgage loan and the partial payoff of another mortgage loan during the year partially offset by the interest on the note receivable from Beverly discussed below. Additional rent and additional interest increased by $752,000 or 5% in 2000 as compared to 1999. The increase was attributable to increased additional rent and additional interest based on increases in the facility revenues or the Consumer Price Index pursuant to the Company's existing leases and mortgage loans receivable, partially offset by the shift in the characterization of additional rent to minimum rent discussed above.

   Interest and amortization of deferred financing costs increased $6,770,000 or 13% in 2000 as compared to 1999. The increase was primarily due to the issuance of $112,750,000 in fixed rate medium-term notes during 1999, the interest on which is now included for a full year, increases in the average interest rates on the Company's $100,000,000 bank line of credit and a reduction in interest capitalized on construction projects, partially offset by the repayment of $30,000,000 of fixed rate medium term notes during the year. Depreciation and non-cash charges increased $1,165,000 or 3% in 2000 as compared to 1999. The increase was attributable to increased depreciation on the developments completed in 2000, a full year of depreciation related to facilities acquired in 1999 and depreciation adjustments, partially offset by the disposal of 17 facilities during 2000. General and administrative costs increased $731,000 or 15% in 2000 as compared to 1999 due to increases in legal fees related to three operators in bankruptcy, general cost increases and additional costs associated with the Company's larger asset base.

   Effective January 1, 2000, the Company negotiated a new lease and settlement with Beverly that incorporates 38 of its 47 facilities leased to Beverly, most of which were up for renewal in 2000. The other 9 facilities leased to Beverly are on a separate lease that does not expire until 2010. The new lease provides for an initial five-year lease term for 18 of the 38 facilities. As part of the renewal settlement, 2 of the 38 facilities as well as 3 other facilities that Beverly had previously subleased to other operators were returned to Beverly. The renewal settlement included a promissory note of approximately $16,208,000 that bears interest at 9.0% and requires Beverly to make quarterly payments through its final maturity on December 31, 2004. The future revenues related to the promissory note will decrease as the Company receives the quarterly principal payments. Pursuant to the settlement, Beverly was to operate the remaining 18 facilities at reduced rentals until the earlier of January 1, 2001 or the date the Company was able to lease the facilities to new operators. As of December 31, 2000, the Company has leased 15 of these facilities to new operators, has decided to sell 2 for which it expects to receive approximately book value and anticipates having a new operator in place at the remaining facility by March 31, 2001 at a rental rate approximately equal to that currently being paid by Beverly; however, there is no guarantee that a new operator will be in place by that date, that the Company will receive a rental rate equal to the rental currently being paid by Beverly, or that the Company will actually receive book value for the facilities it intends to sell.

   The Company expects increased rental revenues and interest income due to the addition of facilities to its property base and mortgage loans receivable over the last twelve months. The Company also expects increased additional rent and additional interest at individual facilities because the Company's leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at the Company's facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases, and if sales and repayments exceed additional investments this would actually reduce revenues. The Company expects that additional rent and additional interest may decrease due to lease renewals that may result in a shift in the characterization of revenue from additional rent to minimum rent. There is no assurance that leases will renew at the aggregate existing rent level, so the impact of lease renewals may be a decrease in the total rent received by the Company. Additional investments in health care facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense would also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

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

Information Regarding Certain Operators

   Over-leveraging and changes in reimbursement levels during 1999 have had an adverse impact on the financial performance of some of the companies that operate nursing homes owned by the Company. Three operators have filed for protection under the United States bankruptcy laws. The table below summarizes the filing dates of the bankruptcies, the number of the Company's owned facilities operated by each operator, the Company's investment in facilities subject to the bankruptcies, the percentage of the Company's revenue for 2000 relating to the facilities operated by each operator and cash deposits and letters of credit currently held by the Company as security for each operator:

                                          Number of                Percentage
                            Bankruptcy    Facilities  Investment    of 2000    Security
        Operator           Filing Date     Operated  in Facilities  Revenue    Deposits
        --------         ---------------- ---------- ------------- ---------- ----------
Mariner Post-Acute
 Network................ January 18, 2000     20     $ 60,354,000       6%    $2,655,000
Sun Healthcare Group,
 Inc.................... October 14, 1999     19       65,082,000       4%     1,844,000
Integrated Health
 Services, Inc.......... February 2, 2000      7       35,109,000       3%       643,000
                                             ---     ------------     ---     ----------
  Totals................                      46     $160,545,000      13%    $5,142,000
                                             ===     ============     ===     ==========

   Under bankruptcy statutes, the tenant must either assume the Company's leases or reject them and return the properties to the Company. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact the Company. The tenant's decision whether to assume leases usually is based primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the 46 facilities leased to and operated by these three companies are not providing adequate cash flows on their own to cover the rent under the leases. The Company's rent has been paid each month on a timely basis. While there is a possibility that the tenants may decide to reject the leases on these properties, the Company has identified parties interested in leasing these facilities, however such leases may be at a lower rental rate.

   In addition to the above, the Company has one mortgage loan directly with Mariner Post-Acute Network in the amount of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represent approximately 1% of the Company's revenues for the year ended December 31, 2000 and the mortgage loan is secured by a cash deposit in the amount of $400,000. The Company has not received any payments on this mortgage loan subsequent to March 2000. Under bankruptcy statutes, the court imposes an automatic stay with respect to the Company's actions to collect or pursue remedies with respect to mortgage loans and the Company is precluded from exercising foreclosure or other remedies against the borrower. Unlike a lease, a mortgage loan is not subject to assumption or rejection. The mortgage loan may be divided into (i) a secured loan for the portion of the mortgage loan that does not exceed the value of the property and (ii) an unsecured loan for the portion of the mortgage loan that exceeds the value of the property, which unsecured portion would be treated like general unsecured claims in the bankruptcy estate. The Company would only be entitled to the recovery of interest and costs if and to the extent that the value of the collateral exceeds the amount owed. In addition, the courts may modify the terms of a mortgage, including the rate of interest and timing of principal payments.

   In December 2000, Balanced Care Corporation ("BCC") notified the Company that it would only be making a partial payment of its December rent. The Company leased 10 facilities, in which its investment was approximately $68,712,000, located in 6 states in the eastern United States that were all constructed and opened during 1999 and 2000 to BCC under two master leases. The Company immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to the Company and the leases were terminated effective as of January 1, 2001. The Company has identified a new operator who it anticipates will take over the operations of the facilities effective as of January 1, 2001 at lease rates essentially the same as those previously paid by BCC of approximately $580,000 per month. BCC is managing the facilities on an interim basis on the Company's behalf until the facility licenses can be transferred to the name of the new operator. The Company will avail itself of cash security deposits totaling approximately

$2,035,000 to cover the December rent and other costs incurred related to the default. The replacement of operators that have defaulted on lease or loan obligations could be delayed by the approval process of any regulatory agency necessary for the transfer of the property or the replacement of the operator licensed to operate the facility.

Liquidity and Capital Resources

   During 2000, the Company provided new construction financing of approximately $16,793,000. Construction of five assisted living facilities was completed in 2000, in which the Company's total aggregate investment was approximately $44,384,000; $10,816,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the facilities were concurrently leased under terms generally similar to the Company's existing leases. During 2000, the Company also funded approximately $2,350,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents the Company earns on these facilities. The Company funded the construction advances and capital improvement advances with borrowings on the Company's bank line of credit and cash on hand.

   During 2000, the Company sold six skilled nursing facilities, two assisted living facilities and one residential care facility for the elderly in six separate transactions for aggregate proceeds of approximately $20,294,000. The Company recognized an aggregate gain of $1,149,000 related to the disposal of these facilities. The Company used the proceeds to repay borrowings on the Company's bank line of credit.

   During 2000, a loan with a net book value of approximately $7,509,000 secured by three skilled nursing facilities was repaid. In addition, a $3,666,000 portion of one of the mortgage loans secured by one skilled nursing facility was also repaid. The Company used the proceeds to repay borrowings on the Company's bank line of credit.

   During 2000, the Company repaid $30,000,000 in aggregate principal amount of medium-term notes. The notes bore fixed interest at a weighted average interest rate of 7.43%. The Company funded the repayment with borrowings on the Company's bank line of credit and cash on hand. The Company has $78,150,000 of medium-term notes maturing in 2001 that it anticipates repaying with a combination of cash on hand, cash from operations, borrowings on the Company's bank line of credit and potentially with any mortgage loans receivable payoffs received or the issuance of additional medium-term notes under the shelf registrations discussed below.

   At December 31, 2000, the Company had $21,000,000 available under its $100,000,000 unsecured bank line of credit. During the second quarter, the bank line of credit was amended, resulting in an extension of the maturity by one year to March 31, 2003. The amendment also modified the rates and covenants under the bank line of credit. At the option of the Company, borrowings under the bank line of credit bear interest at prime or LIBOR plus 1.275%. The Company pays a facility fee of .35% per annum on the total commitment under the bank line of credit. Under covenants contained in the credit agreement, the Company is required to maintain, among other things: (i) a minimum net worth of $475,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least
2.5 to 1.0; (iii) a ratio of total liabilities to net worth of not more than
1.6 to 1.0; and (iv) a gross asset value coverage ratio of at least 1.45 to 1.0.

   The Company has shelf registrations on file with the Securities and Exchange Commission under which the Company may issue (a) up to $442,100,000 in aggregate principal amount of medium-term notes and (b) up to $178,247,000 of securities including debt, convertible debt, common and preferred stock.

   The Company may make additional investments in healthcare related facilities. However, the level of the Company's new investments has decreased and the Company does not anticipate making additional investments beyond its current commitments until such time as access to equity capital is under more favorable terms.

Financing for future investments by the Company may be provided by borrowings under the Company's bank line of credit, private placements or public offerings of debt or equity, and the assumption of secured indebtedness. The Company anticipates the repayment of certain mortgages and the possible sale of certain facilities during 2001. In the event that there are mortgage repayments or facility sales in excess of new investments, revenues may decrease. The Company anticipates using the proceeds from any mortgage repayments or facility sales to reduce the outstanding balance on the Company's bank line of credit. Any such reduction would result in reduced interest expense that the Company believes would partially offset any decrease in revenues. The Company believes it has sufficient liquidity and financing capability to finance anticipated future investments, maintain its current dividend level and repay borrowings at or prior to their maturity.

 Impact of New Accounting Pronouncements

   During the fourth quarter of 2000, the Company was required to adopt SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101"). The SEC considers this pronouncement to be a clarification of existing authoritative literature regarding revenue recognition, specifically regarding when revenue becomes earned and realizable. SAB No. 101 provides guidance on revenue recognition in various situations, however the portion that is relevant to the Company relates to the recognition of contingent rental income. The pronouncement states that contingent rental income should be recognized as revenue when the change in the factor on which the contingent lease payment is based actually occurs. Many of the Company's leases are structured so that the factor on which the contingent lease payments in the Company's leases are based is patient revenues in excess of base revenues. SAB No. 101 requires that additional rent not be recognized in the Company's financial statements until the customer's patient revenues for the lease year exceed the total base revenue amount. This differs from the Company's historical method of recognizing a portion of the contingent lease payments as they became calculable and payable on a quarterly basis in accordance with the Company's lease provisions based on a percentage of revenues in excess of base amounts for the prorated portion of the lease year completed. The impact of this pronouncement is mitigated in part by the fact that most of the Company's leases contain provisions that do not allow total rent to decrease from one year to the next.

   SAB No. 101 requires that the Company adopt its provisions retroactively to January 1, 2000 and show a cumulative effect of a change in accounting principle as of that date. The adoption of this pronouncement did not have a material impact on the Company's financial statements for the year ended December 31, 2000, and did not result in a cumulative effect of a change in accounting principle being recorded as of January 1, 2000. While the impact was immaterial for the year ended December 31, 2000, SAB No. 101 does cause a change in the additional rent amounts reported in the Company's quarterly reports on Form 10-Q for the first, second and third quarters of 2000. These differences are reconciled in Note 16 to the Company's financial statements for the year ended December 31, 2000. The Company expects that the timing of the recognition of additional rent and interest in future quarterly periods may fluctuate due to the provisions of SAB No. 101.

 Market Risk Exposure

   The Company is exposed to market risks related to fluctuations in interest rates on its mortgage loans receivable and debt. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand the Company's sensitivity to hypothetical changes in interest rates as of December 31, 2000. Readers are cautioned that many of the statements contained in the "Market Risk Exposure" paragraphs are forward looking and should be read in conjunction with the Company's disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

   The Company provides mortgage loans to operators of healthcare facilities as part of its normal operations. The majority of the loans have fixed rates. Four of the mortgage loans have adjustable rates; however, the rates adjust only once or twice over the term of the loans and the minimum adjusted rate is equal to the current rate. Therefore, all mortgage loans receivable are treated as fixed rate notes in the table and analysis below.

   The Company utilizes debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, the Company has made short-term borrowings on its bank line of credit to fund its acquisitions and construction projects until market conditions were appropriate, based on management's judgment, to issue stock or fixed rate debt to provide long-term financing. A portion of the Company's secured debt is variable rate debt in the form of housing revenue bonds, which were assumed in connection with the acquisition of certain healthcare facilities. Pursuant to the associated lease arrangements, increases or decreases in the interest rates on the housing revenue bonds would be substantially offset by increases or decreases in the rent received by the Company on the properties securing this debt. Therefore, there is substantially no market risk associated with the Company's variable rate secured debt.

   For fixed rate debt, changes in interest rates generally affect the fair market value, but not earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. The Company generally cannot prepay fixed rate debt prior to maturity, therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until the Company would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $912,000.

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

                                                    Maturity Date
                         --------------------------------------------------------------------------
                                                                                             Fair
                          2001     2002     2003     2004     2005    Thereafter  Total     Value
                         -------  -------  -------  -------  -------  ---------- --------  --------
                                                (Dollars in thousands)
Assets
Mortgage loans
 receivable............. $ 4,704      --   $ 3,189  $ 4,698  $ 5,012   $168,020  $185,623  $185,671
Average interest rate...   10.00%     --      9.94%    9.00%   11.30%     10.14%    10.15%
Liabilities
Debt
Fixed rate.............. $78,150  $50,000  $66,000  $67,750  $18,000   $398,613  $678,513  $618,204
Average interest rate...    6.89%    7.35%    7.49%    9.08%    8.66%      7.30%     7.50%
Variable rate...........     --       --       --       --       --    $ 12,244  $ 12,244  $ 12,244
Average interest rate...     --       --       --       --       --        5.23%     5.23%
Bank borrowings.........     --       --   $79,000      --       --         --   $ 79,000  $ 79,000
Average interest rate...     --       --      8.13%     --       --         --       8.13%

   Increases in interest rates during 1999 resulted in an increase in interest expense for the Company primarily related to the bank line of credit and medium-term notes issued during the year at rates somewhat higher than in prior years. Increases in interest rates during 2000 have resulted in an additional increase in interest expense related to the Company's bank line of credit. These interest rate increases have made it more expensive for the Company to borrow on its bank line of credit and to access debt capital through its medium-term note program. Any future interest rate increases will further increase the cost of any borrowings to refinance current long-term debt as it matures or finance future acquisitions.

Item 8. Financial Statements and Supplementary Data.

   Report of Independent Public Accountants.................................  23

   Consolidated Balance Sheets..............................................  24

   Consolidated Statements of Operations....................................  25

   Consolidated Statements of Stockholders' Equity..........................  26

   Consolidated Statements of Cash Flows....................................  27

   Notes to Consolidated Financial Statements...............................  28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of
 Nationwide Health Properties, Inc.:

   We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Orange County, California
January 19, 2001

                       NATIONWIDE HEALTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            December 31,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                      A S S E T S
                      -----------

Investments in real estate
 Real estate properties:
  Land................................................. $  142,721  $  146,712
  Buildings and improvements...........................  1,182,410   1,146,921
  Construction in progress.............................      8,478      37,740
                                                        ----------  ----------
                                                         1,333,609   1,331,373
  Less accumulated depreciation........................   (186,206)   (162,671)
                                                        ----------  ----------
                                                         1,147,403   1,168,702
  Mortgage loans receivable, net.......................    185,623     203,362
                                                        ----------  ----------
                                                         1,333,026   1,372,064
Cash and cash equivalents..............................      6,149      16,139
Receivables............................................      7,607       7,614
Other assets...........................................     34,225      34,239
                                                        ----------  ----------
                                                        $1,381,007  $1,430,056
                                                        ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Bank borrowings........................................ $   79,000  $   75,300
Senior notes due 2001-2038.............................    627,900     657,900
Notes and bonds payable................................     62,857      64,048
Accounts payable and accrued liabilities...............     47,778      47,218
Commitments and contingencies
 Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; issued and outstanding: 1,000,000 as of
   December 31, 2000 and 1999; stated at liquidation
   preference of $100 per share........................    100,000     100,000
  Common stock $.10 par value; 100,000,000 shares
   authorized; issued and outstanding: 46,226,484 and
   46,216,484 as of December 31, 2000 and 1999,
   respectively........................................      4,623       4,622
  Capital in excess of par value.......................    556,658     556,373
  Cumulative net income................................    575,619     504,457
  Cumulative dividends.................................   (673,428)   (579,862)
                                                        ----------  ----------
    Total stockholders' equity.........................    563,472     585,590
                                                        ----------  ----------
                                                        $1,381,007  $1,430,056
                                                        ==========  ==========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands except per share amounts)

                                                    Years ended December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenues:
  Minimum rent...................................  $130,900  $123,926  $104,205
  Interest and other income......................    23,182    23,377    22,859
  Additional rent and additional interest........    17,314    16,562    15,520
                                                   --------  --------  --------
                                                    171,396   163,865   142,584
                                                   --------  --------  --------

Expenses:
  Interest and amortization of deferred financing
   costs.........................................    58,391    51,621    37,531
  Depreciation and non-cash charges..............    37,296    36,131    27,976
  General and administrative.....................     5,696     4,965     4,650
  Impairment of long-lived assets................       --        --      5,000
                                                   --------  --------  --------
                                                    101,383    92,717    75,157
                                                   --------  --------  --------

Income before gain (loss) on sale of facilities..    70,013    71,148    67,427
Gain (loss) on sale of facilities................     1,149      (335)    2,321
                                                   --------  --------  --------
Net income.......................................    71,162    70,813    69,748
Preferred stock dividends........................    (7,677)   (7,677)   (7,677)
                                                   --------  --------  --------
Net income available to common stockholders......  $ 63,485  $ 63,136  $ 62,071
                                                   ========  ========  ========

Per share amounts:
  Basic/diluted income from continuing operations
   available to common stockholders..............  $   1.35  $   1.37  $   1.34
                                                   ========  ========  ========
  Basic/diluted net income available to common
   stockholders..................................  $   1.37  $   1.37  $   1.39
                                                   ========  ========  ========
Weighted average shares outstanding..............    46,226    46,216    44,637
                                                   ========  ========  ========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                 Common stock  Preferred Stock Capital in                            Total
                                 ------------- --------------- excess of  Cumulative Cumulative  stockholders'
                                 Shares Amount Shares  Amount  par value  net income dividends      equity
                                 ------ ------ ------ -------- ---------- ---------- ----------  -------------
Balances at December 31, 1997..  43,129 $4,313 1,000  $100,000  $490,737   $363,896  $(405,900)    $553,046
 Issuance of common stock......   2,761    276   --        --     58,248        --         --        58,524
 Conversion of debentures......     316     32   --        --      7,013        --         --         7,045
 Net income....................     --     --    --        --        --      69,748        --        69,748
 Preferred dividends...........     --     --    --        --        --         --      (7,677)      (7,677)
 Common dividends..............     --     --    --        --        --         --     (75,128)     (75,128)
                                 ------ ------ -----  --------  --------   --------  ---------     --------
Balances at December 31, 1998..  46,206  4,621 1,000   100,000   555,998    433,644   (488,705)     605,558
 Issuance of common stock......      10      1   --        --        327        --         --           328
 Conversion of debentures......     --     --    --        --          8        --         --             8
 Stock options.................     --     --    --        --         40        --         --            40
 Net income....................     --     --    --        --        --      70,813        --        70,813
 Preferred dividends...........     --     --    --        --        --         --      (7,677)      (7,677)
 Common dividends..............     --     --    --        --        --         --     (83,480)     (83,480)
                                 ------ ------ -----  --------  --------   --------  ---------     --------
Balances at December 31, 1999..  46,216  4,622 1,000   100,000   556,373    504,457   (579,862)     585,590
 Issuance of common stock......      10      1   --        --        225        --         --           226
 Stock options.................     --     --    --        --         60        --         --            60
 Net income....................     --     --    --        --        --      71,162        --        71,162
 Preferred dividends...........     --     --    --        --        --         --      (7,677)      (7,677)
 Common dividends..............     --     --    --        --        --         --     (85,889)     (85,889)
                                 ------ ------ -----  --------  --------   --------  ---------     --------
Balances at December 31, 2000..  46,226 $4,623 1,000  $100,000  $556,658   $575,619  $(673,428)    $563,472
                                 ====== ====== =====  ========  ========   ========  =========     ========




                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                 Years ended December 31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  71,162  $  70,813  $  69,748
  Depreciation and non-cash charges...........    37,296     36,131     27,976
  (Gain) loss on sale of properties...........    (1,149)       335     (2,321)
  Impairment of long-lived assets.............        --        --       5,000
  Amortization of deferred financing costs....     1,011        940        980
  Net change in other assets and liabilities..    (8,380)   (13,560)     4,684
                                               ---------  ---------  ---------
    Net cash provided by operating
     activities...............................    99,940     94,659    106,067
                                               ---------  ---------  ---------

Cash flows from investing activities:
  Investment in real estate properties........   (20,843)  (110,590)  (279,384)
  Disposition of real estate properties.......    21,004     23,669      5,496
  Investment in mortgage loans receivable.....    (2,929)    (5,011)   (18,711)
  Principal payments on mortgage loans
   receivable.................................    14,026      2,179      9,631
                                               ---------  ---------  ---------
    Net cash provided by (used in) investing
     activities...............................    11,258    (89,753)  (282,968)
                                               ---------  ---------  ---------

Cash flows from financing activities:
  Bank borrowings.............................   180,800    262,600    308,800
  Repayment of bank borrowings................  (177,100)  (229,300)  (286,400)
  Issuance of common stock, net...............                          53,062
  Issuance of senior unsecured debt...........       --     112,750    190,150
  Issuance of notes and bonds.................       --         --       4,507
  Repayments of senior unsecured debt.........   (30,000)       --         --
  Principal payments on convertible
   debentures, notes and bonds................    (1,082)   (58,470)    (2,729)
  Dividends paid..............................   (93,566)   (91,157)   (82,805)
  Deferred financing costs....................      (240)    (1,372)    (1,694)
                                               ---------  ---------  ---------
    Net cash provided by (used in) financing
     activities...............................  (121,188)    (4,949)   182,891
                                               ---------  ---------  ---------

Increase (decrease) in cash and cash
 equivalents..................................    (9,990)       (43)     5,990
Cash and cash equivalents, beginning of
 period.......................................    16,139     16,182     10,192
                                               ---------  ---------  ---------
Cash and cash equivalents, end of period...... $   6,149  $  16,139  $  16,182
                                               =========  =========  =========
Supplemental schedule of cash flow
 information:
  Cash interest paid.......................... $  57,995  $  49,402  $  38,402
                                               =========  =========  =========


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 2000, 1999 and 1998

1. Organization

   Nationwide Health Properties, Inc. (the "Company") was incorporated on October 14, 1985 in the State of Maryland. The Company operates as a real estate investment trust specializing in investments in health care related properties and as of December 31, 2000 had investments in 328 health care facilities, including 182 skilled nursing facilities, 127 assisted living facilities, 14 continuing care retirement communities, 2 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. At December 31, 2000, the Company owned 146 skilled nursing facilities, 120 assisted living facilities, 10 continuing care retirement communities, 2 residential care facilities for the elderly, 2 rehabilitation hospitals and 1 medical clinic. The Company also held 35 mortgage loans secured by 36 skilled nursing facilities, 7 assisted living facilities, 4 continuing care retirement communities and 4 parcels of land. In addition, at December 31, 2000, the Company had 1 assisted living facility under construction. The Company has no foreign facilities or operations.

2. Summary of Significant Accounting Policies

 Basis of Presentation

   The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investment in its majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

 Land, Buildings and Improvements

   The Company records properties at cost and uses the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years. The Company reviews and adjusts facility useful lives based on management's estimates.

 Cash and Cash Equivalents

   Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

 Federal Income Taxes

   The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least 95% of its real estate investment trust taxable income to its stockholders. Accordingly, the Company will not be subject to Federal income taxes on its income that is distributed to stockholders. Therefore, no provisions for Federal income taxes have been made in the Company's financial statements. The net difference in the tax basis and the reported amounts of the Company's assets and liabilities as of December 31, 2000 is approximately $19,087,000.

 Revenue Recognition

   Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with generally accepted accounting principles. There are generally no step rent provisions in the lease agreements. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent and additional interest are

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998

generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and most of the Company's leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101"), which the Company adopted during the fourth quarter of 2000, and which is discussed in detail below under the heading Impact of New Accounting Pronouncements, does not allow for the recognition of such revenue until all possible contingencies have been eliminated.

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

 Accounting for Stock-Based Compensation

   In 1999, the Company adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation. This Statement established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under this Statement causes the fair value of stock options granted to be amortized into expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Previously, the Company provided footnote disclosure of the pro forma effect of options granted as calculated under the provisions of SFAS No. 123.

 Capitalization of Interest

   The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for the Company's senior unsecured notes and bank line of credit, as applicable. Capitalized interest in 2000, 1999 and 1998 was $1,245,000, $4,190,000 and $4,693,000, respectively.

 Impact of New Accounting Pronouncements

   During the fourth quarter of 2000, the Company was required to adopt SAB No.
101. The SEC considers this pronouncement to be a clarification of existing authoritative literature regarding revenue recognition, specifically regarding when revenue becomes earned and realizable. SAB No. 101 provides guidance on revenue recognition in various situations, however the portion that is relevant to the Company relates to the recognition of contingent rental income. The pronouncement states that contingent rental income should be recognized as revenue when the change in the factor on which the contingent lease payment is based actually occurs. As discussed above, many of the Company's leases are structured so that the factor on which the contingent lease payments in the Company's leases are based is patient revenues in excess of base revenues. SAB No. 101 requires that additional rent not be recognized in the Company's financial statements until the customer's patient revenues for the lease year exceed the total base revenue amount. This differs from the Company's historical method of recognizing a portion of the contingent lease payments as they became calculable and payable on a quarterly basis in accordance with the Company's lease provisions based on a percentage of revenues in excess of base amounts for the prorated portion of the lease year completed. The impact of this pronouncement is mitigated in part by the fact that most of the Company's leases contain provisions that do not allow total rent to decrease from one year to the next.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


   SAB No. 101 requires that the Company adopt its provisions retroactively to January 1, 2000 and show a cumulative effect of a change in accounting principle as of that date. The adoption of this pronouncement did not have a material impact on the Company's financial statements for the year ended December 31, 2000, and did not result in a cumulative effect of a change in accounting principle being recorded as of January 1, 2000. While the impact was immaterial for the year ended December 31, 2000, SAB No. 101 does cause a change in the additional rent amounts reported in the Company's quarterly reports on Form 10-Q for the first, second and third quarters of 2000. These differences are reconciled in Note 16 "Quarterly Financial Data". The Company expects that the timing of the recognition of additional rent and interest in future quarterly periods may fluctuate due to the provisions of SAB No. 101.

3. Earnings Per Share

   Basic earnings per share is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding; dilutive stock options. The table below details the components of the basic and diluted earnings per share from continuing operations calculations:

                                          Years Ended December 31,
                                -----------------------------------------------
                                     2000            1999            1998
                                --------------- --------------- ---------------
                                Income   Shares Income   Shares Income   Shares
                                -------  ------ -------  ------ -------  ------
                                           (Amounts in thousands)
Income before gain (loss) on
 sale of facilities...........  $70,013         $71,148         $67,427
Less: preferred stock
 dividends....................   (7,677)         (7,677)         (7,677)
                                -------  ------ -------  ------ -------  ------
Basic EPS.....................   62,336  46,226  63,471  46,216  59,750  44,637
Effect of dilutive securities:
  Stock options...............      --        2     --      --      --        8
                                -------  ------ -------  ------ -------  ------
Amounts used to calculate
 Diluted EPS..................  $62,336  46,228 $63,471  46,216 $59,750  44,645
                                =======  ====== =======  ====== =======  ======

4. Real Estate Properties

   Substantially all of the Company's owned facilities are leased under "net" leases which are accounted for as operating leases. The leases generally have initial terms ranging from 5 to 19 years, and generally the leases have two or more multiple-year renewal options. The Company earns fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly, but are not recognized as revenue until any contingencies are resolved. Most leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the leases have corporate guarantees, and leases covering 197 facilities are backed by irrevocable letters of credit or cash security deposits that cover 1 to 12 months of monthly minimum rents. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


   Minimum future rentals on non-cancelable leases as of December 31, 2000 are as follows:

                           Minimum                     Minimum
       Year                Rentals     Year            Rentals
       ----             -------------- ----         -------------
                        (In thousands)              (In thousands)
       2001............    $131,358    2007........    83,323
       2002............     129,630    2008........    73,489
       2003............     122,402    2009........    60,816
       2004............     118,798    2010........    42,359
       2005............     105,869    Thereafter..    79,498
       2006............      97,189

   During 2000, the Company provided new construction financing of approximately $16,793,000. Construction of five assisted living facilities was completed in 2000, in which the Company's total aggregate investment was $44,384,000; $10,816,000 of this amount was a current year investment included in the new construction financing amount above. Upon completion of construction, the facilities were concurrently leased under terms generally similar to the Company's existing leases. The Company also funded approximately $2,350,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by the Company on these facilities.

   During 2000, the Company sold six skilled nursing facilities, two assisted living facilities, and one residential care facility for the elderly in six separate transactions for aggregate proceeds of approximately $20,294,000. The Company recognized an aggregate gain of $1,149,000 related to the disposal of these facilities. The Company also sold 3 skilled nursing facilities during 2000 with an aggregate net book value of approximately $6,343,000 for which it provided mortgage financing in the amount of $6,080,000. In addition, the Company acquired two skilled nursing facilities and one continuing care retirement community for an aggregate amount of approximately $15,357,000, for which it had previously provided mortgage financing of $14,260,000.

   The following table lists the Company's real estate properties as of December 31, 2000:

                                             Buildings                              Notes and
                         Number of              and          Total     Accumulated    Bonds
   Facility Location     Facilities  Land   Improvements Investment(1) Depreciation  Payable
   -----------------     ---------- ------- ------------ ------------- ------------ ---------
                                            (Dollar amounts in thousands)
Assisted Living
 Facilities:
  Alabama...............      2     $ 1,681   $ 4,272       $ 5,953       $  487      $ --
  Arizona...............      2       1,024     6,844         7,868          769        --
  Arkansas..............      1         182     1,968         2,150          109        --
  California............     13      15,105    64,473        79,578        9,866        --
  Colorado..............      6       3,465    42,150        45,615        3,538        --
  Delaware..............      1         345     4,956         5,301          217        --
  Florida...............     20      12,581    80,319        92,900        5,816        --
  Idaho.................      1         544    11,256        11,800        1,259        --
  Illinois..............      1         603    10,473        11,076        1,047        --
  Indiana...............      1         805     3,861         4,666          257        --
  Kansas................      4       1,885    11,585        13,470          918        --
  Kentucky..............      1         110     2,547         2,657          200        --
  Louisiana.............      1         831     6,553         7,384          191        --

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998

                                                             Buildings                              Notes and
                                         Number of              and          Total     Accumulated    Bonds
           Facility Location             Facilities  Land   Improvements Investment(1) Depreciation  Payable
           -----------------             ---------- ------- ------------ ------------- ------------ ---------
                                                            (Dollar amounts in thousands)
Assisted Living Facilities (Continued):
  Maryland.............................       1     $   533   $  4,629     $  5,162      $   155     $   --
  Massachusetts........................       1       1,758      9,249       11,007          573         --
  Michigan.............................       1         300      7,006        7,306        1,161         --
  Nevada...............................       2       1,219     12,397       13,616          985       6,630
  New Jersey...........................       1         655      3,430        4,085          193         --
  North Carolina.......................       1         385      2,531        2,916          174         --
  Ohio.................................      11       3,623     34,971       38,594        2,604         --
  Oklahoma.............................       3         745      7,355        8,100        1,249         --
  Oregon...............................       6       2,078     26,753       28,831        3,705       8,843
  Pennsylvania.........................       2       1,066     13,562       14,628          571         --
  Rhode Island.........................       3       2,877     27,043       29,920          650         --
  South Carolina.......................       4         779     10,262       11,041          615         --
  Tennessee............................       5       2,664     21,870       24,534        1,179         --
  Texas................................      16       7,283     67,962       75,245        4,702         --
  Virginia.............................       2       1,651     11,318       12,969          195         --
  Washington...........................       4       1,841     21,094       22,935        1,986         --
  West Virginia........................       1         705      5,305        6,010          152         --
  Wisconsin............................       2       4,843     24,218       29,061        2,064      18,521
                                            ---     -------   --------     --------      -------     -------
    Subtotals..........................     120      74,166    562,212      636,378       47,587      33,994
                                            ---     -------   --------     --------      -------     -------

Skilled Nursing Facilities:
  Arizona..............................       1         650      2,890        3,540          906         --
  Arkansas.............................       9       2,745     33,187       35,932        3,186       2,185
  California...........................       8       7,053     19,428       26,481        5,397         --
  Connecticut..........................       2         810      5,382        6,192        1,483         --
  Florida..............................       8       3,640     25,656       29,296        6,724         --
  Georgia..............................       2       1,363     10,322       11,685        1,520         --
  Idaho................................       1          15        777          792          272         --
  Illinois.............................       2         157      5,392        5,549        1,692         --
  Indiana..............................       7         751     26,583       27,334        8,339         --
  Kansas...............................       9         760     13,159       13,919        3,266         --
  Maryland.............................       4         845     21,388       22,233        8,692         --
  Massachusetts........................      17       7,488     67,604       75,092       11,971         --
  Minnesota............................       7       1,973     26,179       28,152        9,315         --
  Mississippi..........................       1         750      3,595        4,345          231         --
  Missouri.............................       1          51      2,689        2,740        1,153         --
  Nevada...............................       1         740      3,294        4,034          762         --
  New Jersey...........................       1         360      6,448        6,808        4,176         --
  North Carolina.......................       1         116      2,244        2,360          962         --
  Ohio.................................       6       1,316     28,235       29,551        9,271         --
  Oklahoma.............................       3          98      3,841        3,939        1,422         --
  Oregon...............................       1         100      1,115        1,215          534         --
  Tennessee............................      10       2,354     33,152       35,506        5,980         --

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998

                                                              Buildings                              Notes and
                                         Number of               and          Total     Accumulated    Bonds
           Facility Location             Facilities   Land   Improvements Investment(1) Depreciation  Payable
           -----------------             ---------- -------- ------------ ------------- ------------ ---------
                                                             (Dollar amounts in thousands)
Skilled Nursing Facilities (Continued):
  Texas................................      25     $  5,270  $   55,289   $   60,559     $ 13,299    $   --
  Virginia.............................       4        1,036      17,532       18,568        7,516        --
  Washington...........................       7        2,973      26,404       29,377        4,721        --
  Wisconsin............................       8        1,571      18,121       19,692        7,335        --
                                            ---     --------  ----------   ----------     --------    -------
    Subtotals..........................     146       44,985     459,906      504,891      120,125      2,185
                                            ---     --------  ----------   ----------     --------    -------

Continuing Care Retirement Communities:
  California...........................       1        1,600      10,827       12,427        1,689        --
  Colorado.............................       1          400       2,715        3,115          611        --
  Georgia..............................       1          723      10,769       11,492          564        --
  Kansas...............................       1          687      12,517       13,204        1,187      2,500
  Massachusetts........................       1        1,351      12,941       14,292          853        --
  Tennessee............................       1          174       3,004        3,178           25        --
  Texas................................       2        2,681      34,655       37,336        3,054        --
  Wisconsin............................       2       11,057      53,294       64,351        5,125     24,178
                                            ---     --------  ----------   ----------     --------    -------
    Subtotals..........................      10       18,673     140,722      159,395       13,108     26,678
                                            ---     --------  ----------   ----------     --------    -------

Rehabilitation Hospitals:
  Arizona..............................       2        1,517      15,309       16,826        3,863        --
                                            ---     --------  ----------   ----------     --------    -------

Residential Care Facilities for the
 Elderly:
  California...........................       2           63         262          325           55        --
                                            ---     --------  ----------   ----------     --------    -------

Medical Clinics:
  Alabama..............................       1          248       2,185        2,433        1,451        --
                                            ---     --------  ----------   ----------     --------    -------
Construction In Progress:                              1,000       8,478        9,478          --         --
                                                    --------  ----------   ----------     --------    -------

Land Parcels:
  Kentucky.............................     --           578         --           578          --         --
  New Hampshire........................     --           638          98          736          --         --
  Ohio.................................     --           253        1506         1759           16
  Texas................................     --           600         210          810            1        --
                                            ---     --------  ----------   ----------     --------    -------
    Subtotals..........................     --         2,069       1,814        3,883           17        --
                                            ---     --------  ----------   ----------     --------    -------

Total Facilities.......................     281     $142,721  $1,190,888   $1,333,609     $186,206    $62,857
                                            ===     ========  ==========   ==========     ========    =======

--------
(1) Also represents the approximate aggregate cost for Federal income tax purposes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


   Three operators of nursing homes owned by the Company have filed for protection under the United States bankruptcy laws. Under bankruptcy statutes, the tenant must either assume the Company's leases or reject them and return the properties to the Company. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact the Company. The Company's rent has been paid each month on a timely basis. While there is a possibility that the tenants may decide to reject the leases on these properties, the Company has identified parties interested in leasing these facilities, however such leases may be at a lower rental rate. The table below summarizes the filing dates of the bankruptcies, the number of the Company's owned facilities operated by each operator, the Company's investment in facilities subject to the bankruptcies, the percentage of the Company's revenue for 2000 relating to the facilities operated by each operator and cash deposits and letters of credit currently held by the Company as security for each operator:

                            Bankruptcy    Number of   Investment  Percentage
                              Filing      Facilities      in       of 2000    Security
        Operator               Date        Operated   Facilities   Revenue    Deposits
        --------         ---------------- ---------- ------------ ---------- ----------

Mariner Post-Acute
 Network................ January 18, 2000     20     $ 60,354,000      6%    $2,655,000
Sun Healthcare Group,
 Inc.................... October 14, 1999     19       65,082,000      4%     1,844,000
Integrated Health
 Services, Inc.......... February 2, 2000      7       35,109,000      3%       643,000
                                             ---     ------------    ---     ----------
  Totals................                      46     $160,545,000     13%    $5,142,000
                                             ===     ============    ===     ==========

   The Company leased 10 assisted living facilities, in which its investment was approximately $68,712,000, to Balanced Care Corporation ("BCC") under two master leases. BCC didn't make their December rent payment and the Company immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to the Company and the leases were terminated effective as of January 1, 2001. The Company is in negotiations with a new operator to take over the operations of the facilities at lease rates essentially the same as those previously paid by BCC. BCC is managing the facilities on an interim basis on the Company's behalf until the facility licenses can be transferred to the name of the new operator. The Company will avail itself of cash security deposits totaling approximately $2,035,000 to cover the December rent and other costs incurred related to the default.

5. Mortgage Loans Receivable

   During 2000, the Company financed the sale of 3 skilled nursing facilities in 2 separate transactions with an aggregate principal amount of $6,080,000. In addition, the Company funded an additional $2,929,000 on existing mortgage loans. Such additional amounts funded will result in an increase in interest income earned by the Company. During 2000, a loan with a net book value of approximately $7,509,000 secured by 3 skilled nursing facilities was repaid, as was a $3,666,000 portion of another mortgage loan secured by 1 facility. The Company also acquired two skilled nursing facilities and one assisted living facility for which it previously provided mortgage financing in the amount of $14,260,000. At December 31, 2000, the Company had 35 mortgage loans receivable secured by 36 skilled nursing facilities, 7 assisted living facilities, 4 continuing care retirement communities and 4 parcels of land. The loans have an aggregate principal balance of approximately $191,020,000 and are reflected in the Company's financial statements net of an aggregate discount of approximately $5,397,000. The principal balances of mortgage loans receivable as of December 31, 2000 mature approximately as follows: $7,896,000 in 2001, $2,774,000 in 2002, $7,360,000 in 2003, $7,280,000 in 2004, $6,134,000 in 2005
and $159,576,000 thereafter.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


   The following table lists the Company's mortgage loans receivable at December 31, 2000:

                                              Final   Estimated  Original Face   Carrying
                         Number of  Interest Maturity  Balloon     Amount of     Amount of
 Location of Facilities  Facilities   Rate     Date   Payment(1)   Mortgages   Mortagages(2)
 ----------------------  ---------- -------- -------- ---------- ------------- -------------
                                            (Dollar amounts in thousands)
Assisted Living
 Facilities:
  Alabama...............    --        9.00%   06/04     $  710      $   710       $   710
  Florida...............      2      10.31%   09/20        --         7,230         7,202
  Florida...............    --        9.00%   04/04      1,013        1,013         1,013
  Michigan..............    --        9.00%   06/04      1,675        1,675         1,675
  North Carolina........      2      10.44%   05/07      2,950        2,950         2,950
  Pennsylvania..........    --        9.00%   06/04      1,300        1,300         1,300
  Pennsylvania..........      1       9.09%   09/08      2,900        2,900         2,900
  South Carolina........      1       9.09%   09/08      2,955        2,955         2,955
  Washington............      1       9.95%   12/15      6,432        6,557         6,557
                            ---                         ------      -------       -------
    Subtotals...........      7                         19,935       27,290        27,262
                            ---                         ------      -------       -------

Skilled Nursing
 Facilities:
  Arkansas..............      3      10.00%   12/06      4,946        5,500         5,102
  California............      1      10.00%   05/25      1,489        8,200         8,063
  California............      2       9.50%   03/09      5,336        7,841         7,140
  Connecticut...........      2      10.00%   06/22        --         8,862         7,008
  Florida...............    --       11.15%   07/03        --         4,400           558
  Florida...............      1      11.45%   07/06      4,400        4,400         4,400
  Florida...............      2      10.00%   12/01      4,850        4,850         4,704
  Florida...............      1      10.00%   12/03      1,028        1,230         1,113
  Illinois..............      1       9.00%   01/24        --         9,500         8,504
  Indiana...............      1      11.15%   07/03        --           785           304
  Kansas................      1       9.50%   09/03      1,169        1,550         1,214
  Louisiana.............      1      10.89%   04/15      2,407        3,850         3,758
  Maryland..............      1      10.90%   06/21        --         7,800         7,497
  Massachusetts.........      1       8.75%   02/24        --         9,000         7,687
  Michigan..............      2      13.16%   01/05      2,506        3,000         2,560
  Michigan..............      1       9.00%   01/05      1,231        1,800         1,463
  Missouri..............      6      10.87%   08/11     13,619       17,725        13,619
  South Dakota..........      1      10.75%   05/05        --         4,275           603
  Tennessee.............      1      10.44%   01/07      8,550        8,550         8,550
  Texas.................      1      12.00%   03/08        --         1,460           927
  Virginia..............      1      10.50%   04/13     10,192       16,250        15,754
  Washington............      4      11.00%   10/19        112        6,000         5,605
  Wisconsin.............      1      10.75%   05/05        --         1,350           386
                            ---                         ------      -------       -------
    Subtotals...........     36                         61,835      138,178       116,519
                            ---                         ------      -------       -------

                      NATIONWIDE HEALTH PROPERTIES, INC.

                 Years ended December 31, 2000, 1999 and 1998


                                               Final   Estimated  Original Face   Carrying
                          Number of  Interest Maturity  Balloon     Amount of     Amount of
 Location of Facilities   Facilities   Rate     Date   Payment(1)   Mortgages   Mortagages(2)
 ----------------------   ---------- -------- -------- ---------- ------------- -------------
                                             (Dollar amounts in thousands)
Continuing Care
 Retirement Communities:
  California............       1       9.50%   03/09    $  2,831    $  4,159      $  3,788
  Florida...............       1      10.00%   06/09      15,821      15,821        15,821
  Massachusetts.........       1       9.52%   06/23         --       12,350        12,025
  Oklahoma..............       1       9.55%   03/24       2,250      11,200        10,208
                             ---                        --------    --------      --------
    Subtotals...........       4                          20,902      43,530        41,842
                             ---                        --------    --------      --------
Total...................      47                        $102,672    $208,998      $185,623
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

   The skilled nursing facility loan listed above in the state of Maryland with a carrying amount of $7,497,000 is directly with Mariner Post-Acute Network, which filed for protection under the United States bankruptcy laws on January 18, 2000. The revenues from this mortgage loan represent approximately 1% of the Company's revenues for the year ended December 31, 2000, and the mortgage loan is secured by a cash deposit in the amount of $400,000. The Company has not received any payments on this mortgage loan subsequent to March 2000, and has not recorded a reserve.

   The following table summarizes the changes in mortgage loans receivable during 2000, 1999 and 1998:

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In thousands)
   Balance at January 1,.......................... $203,362  $206,613  $199,819
     New mortgage loans...........................    9,009     5,011    18,711
     New discounts on mortgage loans..............     (263)      --        --
     Accretion of discount on loans...............    1,801     1,217     1,214
     Reclassification of loans to leases..........  (14,260)   (7,300)   (3,500)
     Collection of principal......................  (14,026)   (2,179)   (9,631)
                                                   --------  --------  --------
   Balance at December 31,........................ $185,623  $203,362  $206,613
                                                   ========  ========  ========

6. Bank Borrowings

   The Company has a $100,000,000 unsecured credit agreement with certain banks that matures on March 31, 2003. The terms of the bank line of credit include an option to extend the bank line of credit by one year with concurrence of the bank group. At the option of the Company, borrowings under the agreement bear interest at prime (9.5% at December 31, 2000) or LIBOR plus 1.275% (7.84% at December 31, 2000). The Company pays a facility fee of .35% per annum on the total commitment under the agreement.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


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

7. Notes and Bonds Payable

   Notes and bonds payable are due through the year 2035, at interest rates ranging from 4.3% to 10.5% and are secured by real estate properties with an aggregate net book value as of December 31, 2000 of approximately $108,669,000. The principal balances of the notes and bonds payable as of December 31, 2000 mature approximately as follows: $1,162,000 in 2001, $1,239,000 in 2002, $1,313,000 in 2003, $1,411,000 in 2004, $1,508,000 in 2005, and $56,224,000
thereafter.

8. Senior Unsecured Notes Due 2001-2038

   During 2000, the Company repaid $30,000,000 in aggregate principal amount of medium term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 2000 was $627,900,000. The weighted average interest rate on the Senior Notes was 7.51% and the weighted average maturity was 10.7 years. The principal balances of the Senior Notes as of December 31, 2000 mature approximately as follows: $78,150,000 in 2001, $50,000,000 in 2002, $66,000,000
in 2003, $67,750,000 in 2004, $18,000,000 in 2005 and $348,000,000 thereafter.

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

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


11. Stock Incentive Plan

   Under the terms of a stock incentive plan (the "Plan"), the Company has reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, the Company may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. The Company began accounting for the Plan under SFAS No. 123 Accounting for Stock-Based Compensation during 1999 for options granted in 1999 and thereafter. Prior to 1999, the Company accounted for the Plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Had compensation cost for the Plan been determined consistent with SFAS No. 123 Accounting for Stock-Based Compensation for the years prior to 1999, the Company's net income and net income per share in 2000, 1999 and 1998 would have been the following pro forma amounts:

                                             2000        1999        1998
                                          ----------- ----------- -----------
   Net income available to common
    stockholders:
     As reported......................... $63,485,000 $63,136,000 $62,071,000
     Pro forma...........................  63,387,000  62,977,000  61,840,000

   Basic/diluted net income per share:
     As reported......................... $      1.37 $      1.37 $      1.39
     Pro forma...........................        1.37        1.36        1.39

   Because the pro forma calculation reflects only amounts attributable to options granted since January 1, 1995, and the Company adopted SFAS No. 123 during 1999, the pro forma affect has fully amortized at the end of 2000. A summary of the status of the Plan at December 31, 2000, 1999 and 1998 and changes during the years then ended are as follows:

                                 2000              1999             1998
                            ---------------- ----------------- ----------------
                                     Wtd Avg                            Wtd Avg
                                       Ex             Wtd Avg             Ex
                            Shares    Price  Shares   Ex Price Shares    Price
                            -------  ------- -------  -------- -------  -------
Options:
Outstanding at beginning
 of year..................  404,000  $22.53  279,000   $23.42  179,000  $21.89
Granted...................  125,000   14.38  125,000    20.56  100,000   26.14
Exercised.................      --      --       --       --       --      --
Forfeited.................      --      --       --       --       --      --
Expired...................      --      --       --       --       --      --
                            -------          -------           -------
Outstanding at end of
 year.....................  529,000   20.61  404,000    22.53  279,000   23.42
                            =======          =======           =======
Exercisable at end of
 year.....................  287,334  $22.70  182,327   $22.50   89,328  $21.52
Weighted average fair
 value of options
 granted..................  $  0.45          $  1.04           $  2.69

Restricted Stock:
Outstanding at beginning
 of year..................   53,000           73,400            94,900
Awarded...................   10,000           10,000            12,000
Vested....................  (37,000)         (30,400)          (33,500)
Forfeited.................      --               --                --
                            -------          -------           -------
Outstanding at end of
 year.....................   26,000           53,000            73,400
                            =======          =======           =======
Weighted average fair
 value of restricted stock
 awarded..................  $ 14.38          $ 20.56           $ 26.12

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998

   Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of the Company's common stock on the date of grant. Options at December 31, 2000 have a weighted average contractual life of 7 years.

   The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Risk free rate of return................................  6.79%  5.18%  6.30%
   Dividend yield.......................................... 12.52%  8.75%  6.43%
   Option term............................................. 10     10     10
   Volatility.............................................. 22.21% 18.96% 16.45%

   The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. Subsequent to 1995, only non-employee directors receive restricted stock awards, and the remaining restricted stock issued to officers and employees fully vested in 2000. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 2000, 1999 and 1998 related to restricted stock awards was approximately $226,000, $325,000 and $440,000, respectively.

   Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the Board of Directors. That formula depends on the Company's performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other select financial measures compared to peer companies, in each case as selected by the Compensation Committee. SFAS No. 123 provides that payments related to the dividend equivalents are treated as dividends.

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

   The following tables set forth the amounts recognized in the Company's financial statements:

                                                            12/31/00   12/31/99
                                                           ----------  --------
   Actuarial present value of benefit obligations:
   Vested benefit obligation.............................. $  882,000  $684,000
                                                           ==========  ========
   Accumulated benefit obligation......................... $  908,000  $695,000
                                                           ==========  ========
   Projected benefit obligation........................... $  965,000  $764,000
   Unrecognized prior service cost........................    (19,000)  (47,000)
   Unrecognized net gain..................................     87,000   264,000
                                                           ----------  --------
   Accrued pension cost................................... $1,033,000  $981,000
                                                           ==========  ========

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


   Net pension cost for the year included the following components:

                                                       2000     1999     1998
                                                     -------- -------- --------
     Current service cost........................... $ 48,000 $ 54,000 $ 43,000
     Interest cost..................................   59,000   53,000   61,000
     Amortization of prior service cost.............    5,000   19,000   27,000
                                                     -------- -------- --------
     Net periodic pension cost...................... $112,000 $126,000 $131,000
                                                     ======== ======== ========

   Discount rates of 8.0%, 6.75% and 7.0% in 2000, 1999 and 1998, respectively, and a 5.0% increase in the annual retainer every other year, were used in determining the actuarial present value of the projected benefit obligation.

13. Transactions with Alterra Healthcare Corporation and Beverly Enterprises,
Inc.

   As of December 31, 2000, 53 of the owned facilities are leased to and operated by subsidiaries of Alterra Healthcare Corporation ("Alterra"). Additionally, Alterra is the borrower on 1 of the Company's mortgage loans. Revenues from Alterra were approximately $19,148,000, $19,117,000 and $17,114,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   As of December 31, 2000, 29 of the owned facilities are leased to and operated by subsidiaries of Beverly Enterprises, Inc. ("Beverly"). Additionally, Beverly is the borrower on 4 of the Company's mortgage loans. Revenues from Beverly were approximately $21,514,000, $21,211,000 and $21,161,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

   Effective January 1, 2000, the Company negotiated a new lease and settlement with Beverly Enterprises, Inc. ("Beverly") that incorporated 38 of its 47 facilities then leased to Beverly, which were up for renewal at various dates from December 1998 to December 2000. As a result of the renewal and settlement, Beverly continued to lease 18 of the 38 facilities for an initial five-year lease term. The Company also returned 5 facilities to Beverly, including 2 of the 38 facilities above and 3 other facilities that Beverly had previously subleased to other operators. In addition, the Company released Beverly as a guarantor of facilities that it had previously subleased to other operators and Beverly was not required to renew the leases on the remaining 18 facilities. Beverly continued to operate 15 of the remaining 18 facilities at reduced rentals until the Company was able to lease the facilities to new operators, and continues to operate 1 of the 3 remaining facilities. The Company has decided to sell 2 of the 3 remaining facilities, for which it expects to receive approximately book value, and anticipates leasing the third for approximately the current rental. As a part of the renewal settlement, the Company recorded a note receivable from Beverly of approximately $16,208,000, net of deferred income of approximately $8,165,000 that is being recognized under the installment method. Such revenues are included in additional rent on the accompanying income statements. The promissory note bears interest at 9.0% and requires Beverly to make quarterly payments through its final maturity on December 31, 2004.

   One of the directors of the Company is also an officer and director of Beverly.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


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

15. Dividends

   Dividend payments by the Company to the common stockholders were characterized in the following manner for tax purposes:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Ordinary income............................................ $1.25 $1.30 $1.63
   Capital gain...............................................   .19   .10   .05
   Return of capital..........................................   .40   .40   --
                                                               ----- ----- -----
     Total dividends paid..................................... $1.84 $1.80 $1.68
                                                               ===== ===== =====

16. Quarterly Financial Data (unaudited)

                                               Three months ended
                                  ---------------------------------------------
                                  March 31, June 30, September 30, December 31,
                                  --------- -------- ------------- ------------
                                     (In thousands except per share amounts)
2000:
  Revenues as reported...........  $42,816  $42,813     $42,891      $42,876
  SAB No. 101 adjustment.........     (395)     253         166          (24)
                                   -------  -------     -------      -------
  Restated revenue...............   42,421   43,066      43,057       42,852

  Net income available to common
   stockholders..................   16,014   16,127      15,646       15,699
  SAB No. 101 adjustment.........     (395)     253         166          (24)
                                   -------  -------     -------      -------
  Restated net income available
   to common stockholders........   15,619   16,380      15,812       15,675

  Basic/diluted net income per
   share.........................      .35      .35         .34          .34
  SAB No. 101 adjustment.........     (.01)     .01         --           --
                                   -------  -------     -------      -------
  Restated basic/diluted net
   income per share..............      .34      .36         .34          .34

  Dividends per share............      .46      .46         .46          .46

1999:
  Revenues.......................  $39,309  $40,871     $41,525      $42,160
  Net income available to common
   stockholders..................   15,811   15,305      15,775       16,246
  Basic/diluted net income per
   share.........................      .34      .33         .34          .35
  Dividends per share............      .45      .45         .45          .45

                       NATIONWIDE HEALTH PROPERTIES, INC.

                  Years ended December 31, 2000, 1999 and 1998


                                                  Year to date
                                  ----------------------------------------------
                                  March 31, June 30,  September 30, December 31,
                                  --------- --------  ------------- ------------
                                     (In thousands except per share amounts)
2000:
  Revenues as reported...........  $42,816  $85,629     $128,520      $171,396
  SAB No. 101 adjustment.........     (395)    (142)          24           --
                                   -------  -------     --------      --------
  Restated revenue...............   42,421   85,487      128,544       171,396

  Net income available to common
   stockholders..................   16,014   32,140       47,786        63,485
  SAB No. 101 adjustment.........     (395)    (142)          24           --
                                   -------  -------     --------      --------
  Restated net income available
   to common stockholders........   15,619   31,998       47,810        63,485

  Basic/diluted net income per
   share.........................      .35      .70         1.03          1.37
  SAB No. 101 adjustment.........     (.01)     --           --            --
                                   -------  -------     --------      --------
  Restated basic/diluted net
   income per share..............      .34      .70         1.03          1.37

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

   The estimated fair values of the Company's financial instruments are as follows:

                                                2000                1999
                                         ------------------- -------------------
                                         Carrying            Carrying
                                          Amount  Fair Value  Amount  Fair Value
                                         -------- ---------- -------- ----------
                                                      (In millions)
   Cash and cash equivalents............   $  6      $  6      $ 16      $ 16
   Mortgage loans receivable............    186       186       203       190
   Long-term debt.......................    770       709       797       706

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors
 of Nationwide Health Properties, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Nationwide Health Properties, Inc.'s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 19, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Orange County, California
January 19, 2001

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)

                                                        Gross Amount at which Carried at
                            Initial Cost     Costs            Close of Period (1)
                            to Building   Capitalized  -------------------------------------          Original
                                and      Subsequent to             Buildings and             Accum. Construction   Date
Facility Type and Location  Improvements  Acquisition   Land (2)    Improvements   Total     Depr.      Date     Acquired
--------------------------  ------------ ------------- ----------  -------------- ---------- ------ ------------ --------
Skilled Nursing
 Facilities:
Benton                   AR    $4,659       $    4      $      685   $     4,663  $    5,348 $  335     1992       1998
Bryant                   AR     4,889            4             320         4,893       5,213    347     1989       1998
Hot Springs              AR     2,320          --               54         2,320       2,374    956     1972       1986
Lake Village             AR     4,317           15             261         4,332       4,593    251     1997       1998
Monticello               AR     3,295            8             300         3,303       3,603    210     1993       1998
Morrilton                AR     4,995            2             308         4,997       5,305    329     1996       1998
Morrilton                AR     3,703            2             250         3,705       3,955    268     1988       1998
Wilmot                   AR       787           20             240           807       1,047    193     1964       1998
Wynne (3)                AR     4,165            2             327         4,167       4,494    297     1990       1998
Scottsdale               AZ     2,790          100             650         2,890       3,540    906     1963       1991
Chowchilla               CA     1,119          --              109         1,119       1,228    371     1964       1987
Gilroy                   CA     1,892          --              714         1,892       2,606    583     1968       1991
Hayward                  CA     1,222          221             795         1,443       2,238    430     1968       1991
Orange                   CA     5,059          --            1,141         5,059       6,200  1,065     1987       1992
Pomona                   CA     1,247          --              365         1,247       1,612    535     1963       1985
San Diego                CA     4,925          --              842         4,925       5,767  1,327     1965       1992
San Jose                 CA     1,136          571           1,595         1,707       3,302    488     1968       1991
Santa Cruz               CA     1,596          440           1,492         2,036       3,528    598     1964       1991
Bloomfield               CT     2,827          --              670         2,827       3,497    589     1967       1994
Torrington               CT     2,555          --              140         2,555       2,695    894     1969       1987
Dania                    FL     1,962          954             178         2,916       3,094    439     1970       1997
Ft. Pierce               FL     2,758          280             125         3,038       3,163  1,238     1965       1985
Jacksonville             FL     2,787          --              498         2,787       3,285    410     1965       1996
Jacksonville             FL     1,759          --            1,503         1,759       3,262    158     1997       1997
Lakeland                 FL     5,029          --            1,000         5,029       6,029  1,048     1982       1994
Live Oak                 FL     3,217        1,750              50         4,967       5,017  1,442     1983       1986
Maitland                 FL     3,327          --              209         3,327       3,536  1,370     1983       1986
Pensacola                FL     1,833          --               77         1,833       1,910    619     1969       1987
Flowery Branch           GA     3,115          665             562         3,780       4,342    185     1970       1997
Lawrenceville            GA     3,993        2,549             801         6,542       7,343  1,335     1988       1991
Buhl                     ID       777          --               15           777         792    272     1913       1986
Lasalle                  IL     2,703          --              127         2,703       2,830    848     1975       1991
Litchfield               IL     2,689          --               30         2,689       2,719    844     1972       1991
Brookville               IN     4,120          --               80         4,120       4,200    841     1987       1992
Evansville               IN     5,324          --              280         5,324       5,604  1,671     1968       1991
New Castle               IN     5,173          --               43         5,173       5,216  1,624     1972       1991
Petersburg               IN     2,352          --               33         2,352       2,385    969     1968       1986
Richmond                 IN     2,519          --              114         2,519       2,633  1,038     1974       1986
Rochester                IN     4,055          250             161         4,305       4,466  1,320     1969       1991
Wabash                   IN     2,790          --               40         2,790       2,830    876     1974       1991
Belleville               KS     1,887          --              213         1,887       2,100    487     1977       1993
Colby                    KS       599          117              50           716         766    236     1974       1986
Derby                    KS     2,482          --              133         2,482       2,615    724     1978       1992
Hiawatha                 KS       788           35             150           823         973     51     1974       1998
Hutchinson               KS     1,855          161              75         2,016       2,091    456     1964       1994
Kensington               KS       639           63               6           702         708    361     1965       1986
Onaga                    KS       652           88               6           740         746    286     1959       1986
Salina                   KS     2,463          135              27         2,598       2,625    592     1981       1994
Topeka                   KS     1,137           58             100         1,195       1,295     73     1973       1998
Amesbury                 MA     4,241          607             229         4,848       5,077    538     1971       1997

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)

                                                         Gross Amount at which Carried at
                             Initial Cost     Costs            Close of Period (1)
                             to Building   Capitalized  -------------------------------------          Original
                                 and      Subsequent to             Buildings and             Accum. Construction   Date
Facility Type and Location   Improvements  Acquisition   Land (2)    Improvements   Total     Depr.      Date     Acquired
--------------------------   ------------ ------------- ----------  -------------- ---------- ------ ------------ --------
Skilled Nursing Facilities (continued):
Beverly                   MA   $,3,748       $   92      $      392    $    3,840  $    4,232 $  192     1998       1998
Brighton                  MA     2,212          --              300         2,212       2,512  1,134     1969       1994
Brockton                  MA     3,591           16             525         3,607       4,132    862     1971       1993
Buzzards Bay              MA     4,815          144             415         4,959       5,374   2092     1911       1985
Danvers                   MA     4,248          143             392         4,391       4,783    217     1998       1998
Danvers                   MA     3,211        1,144             327         4,355       4,682    460     1962       1997
Danvers                   MA     2,891          487             305         3,378       3,683    381     1969       1997
Haverhill                 MA     5,707        1,764             660         7,471       8,131  1,441     1973       1993
Haverhill                 MA     1,414            3             775         1,417       2,192    338     1962       1993
Melrose                   MA     4,029          531             432         4,560       4,992    358     1965       1998
N. Bellerica              MA     3,137          300             800         3,437       4,237    751     1969       1994
New Bedford               MA     2,357           52              93         2,409       2,502  1,021     1889       1985
Northborough              MA     2,509          451             300         2,960       3,260    196     1969       1998
Saugus                    MA     5,262          514             374         5,776       6,150    644     1967       1997
Sharon                    MA     1,097        4,369             844         5,466       6,310    286     1975       1996
Wellesley                 MA     2,435           83             325         2,518       2,843  1,060     1962       1985
Clinton                   MD     5,017          --              400         5,017       5,417  1,714     1965       1987
Cumberland                MD     5,260          --              150         5,260       5,410  2,255     1968       1985
Hagerstown                MD     4,140          176             215         4,316       4,531  1,810     1972       1985
Westminster               MD     6,795          --               80         6,795       6,875  2,913     1974       1985
Duluth                    MN     7,047          --            1,014         7,047       8,061    763     1971       1997
Faribault                 MN     2,785          116              90         2,901       2,991  1,497     1967       1985
Minneapolis               MN     5,752          284             333         6,036       6,369  2,777     1973       1985
Minneapolis               MN     4,184          --              436         4,184       4,620  1,951     1961       1985
Ostrander                 MN       947           47               8           994       1,002    354     1968       1986
Owatonna                  MN     2,140          107              59         2,247       2,306    785     1965       1986
Willmar                   MN     2,582          188              33         2,770       2,803  1,188     1905       1985
Maryville                 MO     2,689           --              51         2,689       2,740  1,153     1979       1985
Columbus                  MS     3,520           75             750         3,595       4,345    231     1976       1998
Hendersonville            NC     2,244          --              116         2,244       2,360    962     1978       1985
Lakewood                  NJ     6,448          --              360         6,448       6,808  4,176     1966       1987
Sparks                    NV     3,294          --              740         3,294       4,034    762     1988       1991
Alliance                  OH     1,862          --               83         1,862       1,945    584     1962       1991
Boardman                  OH     7,046          --               60         7,046       7,106   2211     1962       1991
Columbus                  OH     4,333          --              343         4,333       4,676  1,552     1984       1988
Galion                    OH     3,419          --               24         3,419       3,443  1,073     1967       1991
Warren                    OH     7,489          --              450         7,489       7,939  2,350     1967       1991
Wash Ct House             OH     4,086          --              356         4,086       4,442  1,501     1984       1988
Maud                      OK       803          --               12           803         815    283     1960       1986
Sapulpa                   OK     2,243          --               68         2,243       2,311    785     1970       1986
Tonkawa                   OK       795          --               18           795         813    354     1962       1987
Portland                  OR     1,115          --              100         1,115       1,215    534     1954       1985
Brownsville               TN     2,957          --              100         2,957       3,057    706     1970       1993
Celina                    TN       853          --              150           853       1,003    204     1972       1993
Clarksville               TN     3,479          --              350         3,479       3,829    831     1970       1993
Columbia                  TN     2,240          --              225         2,240       2,465    459     1984       1993
Decatur                   TN     3,330          --              193         3,330       3,523    238     1981       1998
Hohenwald                 TN     3,732          --               90         3,732       3,822    892     1975       1993
Jonesborough              TN     2,551            3              65         2,554       2,619    610     1981       1993

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)

                                                       Gross Amount at which Carried at
                            Initial Cost     Costs            Close of Period (1)
                            to Building   Capitalized  -------------------------------------            Original
                                and      Subsequent to             Buildings and              Accum.  Construction   Date
Facility Type and Location  Improvements  Acquisition  Land (2)    Improvements    Total      Depr.       Date     Acquired
--------------------------  ------------ ------------- ----------  ------------------------- -------- ------------ --------
Skilled Nursing Facilities (continued):
Madison                  TN   $  6,415      $   --     $    1,120    $     6,415 $     7,535 $    412     1967       1998
Martin                   TN      4,121          --             33          4,121       4,154      985     1977       1993
Selmer                   TN      2,263        1,208            28          3,471       3,499      643     1985       1993
Baytown                  TX      2,388          --             90          2,388       2,478      612     1975       1990
Baytown                  TX      1,902          --             61          1,902       1,963      487     1966       1990
Bogota                   TX      1,820          --             14          1,820       1,834      750     1963       1986
Center                   TX      1,424          --             22          1,424       1,446      365     1970       1990
Eagle Lake               TX      1,833          --             25          1,833       1,858      470     1972       1990
El Paso                  TX      1,888          --            166          1,888       2,054      665     1980       1988
Garland                  TX      1,619          --            238          1,619       1,857      415     1970       1990
Gilmer                   TX      3,033        1,785           248          4,818       5,066      225     1990       1998
Gladewater               TX      2,018          --            125          2,018       2,143      510     1971       1993
Houston                  TX      4,155          --            408          4,155       4,563    1,062     1986       1993
Humble                   TX      1,821          --            140          1,821       1,961      467     1973       1990
Huntsville               TX      1,930          --            135          1,930       2,065      494     1968       1990
Linden                   TX      2,520          --             25          2,520       2,545      637     1968       1993
Marshall                 TX        865          --             19            865         884      445     1964       1986
McKinney                 TX      4,797          --          1,263          4,797       6,060      133     1967       2000
McKinney                 TX      1,456          --          1,318          1,456       2,774      500     1967       1987
Mount Pleasant           TX      2,505          --             40          2,505       2,545      633     1970       1993
Nacogdoches              TX      1,104          --            135          1,104       1,239      283     1973       1990
New Boston               TX      2,366          --             44          2,366       2,410      598     1966       1993
Omaha                    TX      1,579          --             28          1,579       1,607      399     1970       1993
San Antonio              TX      2,033          --             32          2,033       2,065      521     1963       1990
San Antonio              TX      1,636          --            221          1,636       1,857      419     1965       1990
Sherman                  TX      2,075          --             67          2,075       2,142      525     1971       1993
Texarkana                TX      1,244          --             87          1,244       1,331      512     1983       1986
Waxahachie               TX      3,493          --            319          3,493       3,812    1,172     1976       1987
Annandale                VA      7,752          --            487          7,752       8,239    3,324     1961       1985
Charlottesville          VA      4,620          --            362          4,620       4,982    1,981     1966       1985
Petersburg               VA      2,945          --             94          2,945       3,039    1,262     1977       1985
Petersburg               VA      2,215          --             93          2,215       2,308      949     1973       1985
Battleground             WA      2,226          --             84          2,226       2,310      779     1963       1986
Kennewick                WA      4,459          --            297          4,459       4,756      495     1959       1997
Moses Lake               WA      4,307        1,326           304          5,633       5,937      909     1972       1994
Moses Lake               WA      2,385          --            164          2,385       2,549      503     1988       1994
Seattle                  WA      5,752          --          1,223          5,752       6,975      935     1993       1994
Shelton                  WA      4,382          --            326          4,382       4,708      228     1998       1998
Tacoma                   WA      1,503           64           575          1,567       2,142      872     1939       1987
Chilton                  WI      2,275          148            55          2,423       2,478      967     1963       1986
Florence                 WI      1,529          --             15          1,529       1,544      630     1970       1986
Green Bay                WI      2,255          --            300          2,255       2,555      929     1968       1986
Sheboygan                WI      1,697          --            219          1,697       1,916      695     1968       1986
Shorewood                WI      5,744          368           706          6,112       6,818    2,426     1971       1986
St. Francis              WI        535          --             80            535         615      219     1964       1986
Tomah                    WI      1,745          128           115          1,873       1,988      774     1974       1985
Wisconsin Dells          WI      1,697          --             81          1,697       1,778      695     1972       1986
                              --------      -------    ----------    ----------- ----------- --------
                               434,689       25,217        44,985        459,906     504,891  120,125
                              --------      -------    ----------    ----------- ----------- --------

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)

                                                            Gross Amount at which Carried at
                                 Initial Cost     Costs           Close of Period (1)
                                 to Building   Capitalized  --------------------------------------          Original
                                     and      Subsequent to             Buildings and              Accum. Construction   Date
Facility Type and Location       Improvements  Acquisition  Land (2)    Improvements    Total      Depr.      Date     Acquired
--------------------------       ------------ ------------- ----------  -------------- ----------- ------ ------------ --------
Assisted Living Facilities:
Decatur                       AL   $ 1,825       $  --       $    1,484   $     1,825  $     3,309 $  222     1987       1996
Hanceville                    AL     2,447          --              197         2,447        2,644    265     1996       1996
Benton                        AR     1,479          489             182         1,968        2,150    109     1988       1998
Chandler                      AZ     2,753          --              505         2,753        3,258    166     1998       1998
Mesa                          AZ     1,391        2,700             519         4,091        4,610    603     1985       1996
Carmichael                    CA     7,929          755           1,500         8,684       10,184  1,590     1983       1995
Chula Vista                   CA     6,281           72             950         6,353        7,303    932     1989       1995
Encinitas                     CA     5,017          126           1,000         5,143        6,143    879     1984       1995
Mission Viejo                 CA     3,544           89             900         3,633        4,533    578     1985       1995
Novato                        CA     3,658          403           2,500         4,061        6,561    685     1978       1995
Placentia                     CA     3,801          184           1,320         3,985        5,305    721     1983       1995
Rancho Cucamonga              CA     4,156          269             610         4,425        5,035    692     1987       1995
San Dimas                     CA     3,577          225           1,700         3,802        5,502    633     1975       1995
San Jose                      CA     7,252          --              850         7,252        8,102    499     1998       1998
San Juan Capistrano           CA     6,344          235             700         6,579        7,279    934     1985       1995
San Juan Capistrano           CA     3,834          172           1,225         4,006        5,231    637     1985       1995
Santa Maria                   CA     2,649          118           1,500         2,767        4,267    473     1977       1995
Vista                         CA     3,701           82             350         3,783        4,133    613     1980       1996
Aurora                        CO    10,119          --              715        10,119       10,834    443     1999       1999
Aurora                        CO     7,923          --              919         7,923        8,842  1,320     1983       1995
Boulder                       CO     4,811          --              833         4,811        5,644    601     1985       1995
Boulder                       CO     4,738          --              184         4,738        4,922    677     1992       1995
Brighton                      CO     2,158          --              210         2,158        2,368    189     1997       1997
Lakewood                      CO    12,401          --              604        12,401       13,005    308     2000       2000
Hockessin                     DE     4,956          --              345         4,956        5,301    217     1999       1999
Gainesville                   FL     2,699          --              356         2,699        3,055    231     1997       1997
Gainsville                    FL     3,313          --              310         3,313        3,623    166     1998       1998
Hudson                        FL     8,139          550           1,665         8,689       10,354  1,176     1987       1996
Jacksonville                  FL     2,770          --              226         2,770        2,996    225     1997       1997
Jacksonville                  FL     2,376          --              366         2,376        2,742    223     1997       1997
LeHigh Acres                  FL     2,600          --              307         2,600        2,907    206     1997       1997
Naples                        FL    10,797          --            1,140        10,797       11,937    495     1999       1999
Naples                        FL     4,084          --            1,182         4,084        5,266    349     1997       1997
Palm Coast                    FL     2,580          --              406         2,580        2,986    193     1997       1997
Panama City                   FL     2,659          --              353         2,659        3,012    161     1998       1998
Pensacola                     FL     5,626          --              408         5,626        6,034    193     1999       1999
Pensacola                     FL     1,580          400             170         1,980        2,150    353     1979       1996
Port Charlotte                FL     2,655          --              245         2,655        2,900    221     1997       1997
Punta Gorda                   FL     2,691          --              210         2,691        2,901    230     1997       1997
Rotunda                       FL     2,628          --              267         2,628        2,895    197     1997       1997
St. Petersburg                FL     2,396          985           2,000         3,381        5,381    413     1993       1995
Tallahassee                   FL     9,084          --              696         9,084        9,780    290     1999       1999
Travares                      FL     2,466          --              156         2,466        2,622    226     1997       1997
Titusville                    FL     4,706          --            1,742         4,706        6,448     67     1987       2000
Venice                        FL     2,535          --              376         2,535        2,911    201     1997       1997
Boise                         ID     5,586        5,670             544        11,256       11,800  1,259     1978       1995
Oak Park                      IL    10,473          --              603        10,473       11,076  1,047     1993       1997
Carmel                        IN     3,861          --              805         3,861        4,666    257     1998       1998

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)

                                                        Gross Amount at which Carried at
                             Initial Cost     Costs           Close of Period (1)
                             to Building   Capitalized  -------------------------------------          Original
                                 and      Subsequent to             Buildings and             Accum. Construction   Date
Facility Type and Location   Improvements  Acquisition  Land (2)    Improvements   Total      Depr.      Date     Acquired
--------------------------   ------------ ------------- ----------  ------------------------- ------ ------------ --------
Assisted Living Facilities (continued):
Lawrence                  KS    $3,822       $  --       $      932    $    3,822 $     4,754 $ 255      1995       1998
Salina                    KS     2,887          --              329         2,887       3,216   220      1989       1998
Salina                    KS     1,921          --              200         1,921       2,121   180      1996       1997
Topeka                    KS     2,955          --              424         2,955       3,379   263      1986       1998
Murray                    KY     2,547          --              110         2,547       2,657   200      1998       1998
Mandeville                LA     6,553          --              831         6,553       7,384   191      1999       1999
Pittsfield                MA     9,052          197           1,758         9,249      11,007   573      1998       1998
Hagerstown                MD     3,785          844             533         4,629       5,162   155      1999       1999
Riverview                 MI     6,939           67             300         7,006       7,306 1,161      1987       1995
Hickory                   NC     2,531          --              385         2,531       2,916   174      1997       1998
Deptford                  NJ     3,430          --              655         3,430       4,085   193      1998       1998
Sparks (4)                NV     7,278          --              714         7,278       7,992   546      1993       1997
Sparks (5)                NV     5,119          --              505         5,119       5,624   439      1991       1997
Dayton                    OH     1,916          --              270         1,916       2,186   148      1997       1997
Dublin                    OH     5,793            9             356         5,802       6,158   351      1998       1998
Fairfield                 OH     1,917          --              270         1,917       2,187   164      1997       1997
Greenville                OH     2,311          --              215         2,311       2,526   197      1997       1997
Hillard                   OH     7,056        1,387             652         8,443       9,095   311      1999       1999
Lancaster                 OH     2,084          --              350         2,084       2,434   122      1998       1998
Newark                    OH     2,047          --              225         2,047       2,272   179      1997       1997
Sharonville               OH     4,013           37             225         4,050       4,275   671      1987       1995
Springdale                OH     2,092          --              440         2,092       2,532   170      1997       1997
Urbana                    OH     2,118          --              150         2,118       2,268   168      1997       1997
Youngstown                OH     2,191          --              470         2,191       2,661   123      1998       1998
Broken Arrow              OK     1,445          --              178         1,445       1,623   144      1996       1997
Oklahoma City             OK     3,897          482             392         4,379       4,771   952      1982       1994
Oklahoma City             OK     1,531          --              175         1,531       1,706   153      1996       1997
Albany                    OR     3,657        4,531             511         8,188       8,699 1,142      1968       1995
Albany (6)                OR     2,465          --               92         2,465       2,557   411      1984       1995
Forest Grove (7)          OR     3,152          --              401         3,152       3,553   450      1994       1995
Gresham                   OR     4,647          --               --         4,647       4,647   664      1988       1995
McMinnville (8)           OR     3,976          --              760         3,976       4,736   497      1989       1995
Medford                   OR     4,325          --              314         4,325       4,639   541      1990       1995
Bridgeville               PA     8,023        1,077             653         9,100       9,753   368      1999       1999
York                      PA     3,790          672             413         4,462       4,875   203      1999       1999
East Greenwich            RI     8,277          --            1,200         8,277       9,477   206      2000       2000
Lincoln                   RI     9,612          --              477         9,612      10,089   160      2000       2000
Portsmouth                RI     9,154          --            1,200         9,154      10,354   284      1999       1999
Clinton                   SC     2,560          --               87         2,560       2,647   144      1997       1998
Columbia                  SC     2,664            1             210         2,665       2,875   183      1997       1998
Greenwood                 SC     2,648          --              107         2,648       2,755   149      1998       1998
Greer                     SC     2,389          --              375         2,389       2,764   139      1998       1998
Brentwood                 TN     2,302          --              600         2,302       2,902   321      1995       1995
Bristol                   TN     4,130          807             406         4,937       5,343   210      1999       1999
Germantown                TN     4,623            9             755         4,632       5,387   270      1998       1998
Johnson City              TN     4,289          687             404         4,976       5,380   177      1999       1999
Murfreesboro              TN     4,240          783             499         5,023       5,522   201      1999       1999
Corsicana                 TX     1,494          --              117         1,494       1,611   153      1996       1996
Dallas                    TX     3,500          718             308         4,218       4,526   906      1982       1994
Denton                    TX     1,425          --              185         1,425       1,610   145      1996       1996

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)

                                                       Gross Amount at which Carried at
                            Initial Cost     Costs            Close of Period (1)
                            to Building   Capitalized  -------------------------------------           Original
                                and      Subsequent to             Buildings and             Accum.  Construction   Date
Facility Type and Location  Improvements  Acquisition  Land (2)    Improvements    Total      Depr.      Date     Acquired
--------------------------  ------------ ------------- ----------  ------------------------- ------- ------------ --------
Assisted Living Facilities (continued):
Ennis                    TX   $  1,409      $   --     $      119    $     1,409 $     1,528 $   144     1996       1996
Houston                  TX      8,945          --            985          8,945       9,930     391     1999       1999
Houston                  TX      7,184          --          1,089          7,184       8,273     299     1999       1999
Houston                  TX      7,194          --          1,235          7,194       8,429     450     1998       1998
Houston                  TX      7,052          --          1,089          7,052       8,141     309     1999       1999
Lakeway                  TX     10,542          --            579         10,542      11,121     505     1999       1999
Lewisville               TX      1,892          --            260          1,892       2,152     169     1997       1997
Mansfield                TX      1,575          --            225          1,575       1,800     157     1996       1997
Paris                    TX      1,465          --            166          1,465       1,631     150     1996       1996
Pearland                 TX      7,892          --            493          7,892       8,385     493     1998       1998
Richland Hills           TX      2,211          252            65          2,463       2,528     123     1998       1998
Richland Hills           TX      1,616          --            223          1,616       1,839     162     1996       1997
Weatherford              TX      1,596          --            145          1,596       1,741     146     1996       1997
Martinsville             VA      3,049          --          1,001          3,049       4,050      38     2000       2000
Midlothian               VA      8,269          --            650          8,269       8,919     157     2000       2000
Bellevue                 WA      4,467          --            766          4,467       5,233     270     1998       1998
Richland                 WA      6,052          119           172          6,171       6,343     876     1990       1995
Tacoma                   WA      5,208          --            403          5,208       5,611     456     1997       1997
Yakima                   WA      5,248          --            500          5,248       5,748     384     1998       1998
Menomonee Falls (9)      WI     13,190          --          4,161         13,190      17,351   1,225     1990       1997
West Allis (10)          WI      8,117        2,911           682         11,028      11,710     839     1996       1997
Hurricane                WV      4,475          830           705          5,305       6,010     152     1999       1999
                              --------      -------    ----------    ----------- ----------- -------
                               532,268       29,944        74,166        562,212     636,378  47,587
                              --------      -------    ----------    ----------- ----------- -------

CCRCs:
Palm Desert              CA      9,097        1,730         1,600         10,827      12,427   1,689     1989       1994
Sterling                 CO      2,715          --            400          2,715       3,115     611     1979       1994
Lawrenceville            GA     10,769          --            723         10,769      11,492     564     1988       1998
Andover (11)             KS     12,517          --            687         12,517      13,204   1,187     1987       1997
Norton                   MA      8,272        4,669         1,351         12,941      14,292     853     1968       1996
Trenton                  TN      3,004          --            174          3,004       3,178      25     1974       2000
College Station          TX      6,008          125           833          6,133       6,966     723     1994       1998
Corpus Christi           TX     14,929       13,593         1,848         28,522      30,370   2,331     1985       1997
Glendale (12)            WI     22,905          --          3,824         22,905      26,729   2,051     1988       1997
Waukesha (13)            WI     28,562        1,827         7,233         30,389      37,622   3,074     1973       1997
                              --------      -------    ----------    ----------- ----------- -------
                               118,778       21,944        18,673        140,722     159,395  13,108
                              --------      -------    ----------    ----------- ----------- -------
RCFE's:
Murrietta                CA        144          --             35            144         179      47     1990       1998
Murrietta                CA        118          --             28            118         146       8     1990       1998
                              --------      -------    ----------    ----------- ----------- -------
                                   262          --             63            262         325      55
                              --------      -------    ----------    ----------- ----------- -------
Rehab:
Scottsdale               AZ      5,874          --            242          5,874       6,116   1,848     1986       1988
Tucson                   AZ      9,435          --          1,275          9,435      10,710   2,015     1992       1992
                              --------      -------    ----------    ----------- ----------- -------
                                15,309          --          1,517         15,309      16,826   3,863
                              --------      -------    ----------    ----------- ----------- -------
Clinic:
Heflin                   AL      2,100           85           248          2,185       2,433   1,451     1997       1997
                              --------      -------    ----------    ----------- ----------- -------

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)

                                                         Gross Amount at which Carried at
                                                               Close of Period (1)
                              Initial Cost     Costs     --------------------------------
                              to Building   Capitalized            Buildings                         Original
                                  and      Subsequent to              and                  Accum.  Construction   Date
Facility Type and Location    Improvements  Acquisition  Land (2) Improvements   Total     Depr.       Date     Acquired
--------------------------    ------------ ------------- -------- ------------ ---------- -------- ------------ --------
Land:
Florence                   KY  $      --      $   --     $    578  $      --   $      578 $    --
Derry                      NH          98         --          638          98         736      --
Akron                      OH       1,506         --          253       1,506       1,759       16
Bastrop                    TX         210         --          600         210         810        1
                               ----------     -------    --------  ----------  ---------- --------
                                    1,814         --        2,069       1,814       3,883       17
                               ----------     -------    --------  ----------  ---------- --------
Construction in Progress            8,478         --        1,000       8,478       9,478      --
                               ----------     -------    --------  ----------  ---------- --------
GRAND TOTAL                    $1,113,698     $77,190    $142,721  $1,190,888  $1,333,609 $186,206
                               ==========     =======    ========  ==========  ========== ========

-------
 (1) Also represents the approximate cost for Federal income tax purposes.

 (2) Gross amount at which land is carried at close of period also represents initial cost to the Company.

 (3) Real estate is security for notes payable in the aggregate of $2,185,000 at 12/31/00.

 (4) Real estate is security for notes payable in the aggregate of $3,085,000 at 12/31/00.

 (5) Real estate is security for notes payable in the aggregate of $3,545,000 at 12/31/00.

 (6) Real estate is security for notes payable in the aggregate of $2,053,000 at 12/31/00.

 (7) Real estate is security for notes payable in the aggregate of $3,305,000 at 12/31/00.

 (8) Real estate is security for notes payable in the aggregate of $3,485,000 at 12/31/00.

 (9) Real estate is security for notes payable in the aggregate of $10,418,000 at 12/31/00.

(10) Real estate is security for notes payable in the aggregate of $8,103,000 at 12/31/00.

(11) Real estate is security for notes payable in the aggregate of $2,500,000 at 12/31/00.

(12) Real estate is security for notes payable in the aggregate of $12,898,000 at 12/31/00.

(13) Real estate is security for notes payable in the aggregate of $11,280,000 at 12/31/00.

                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       NATIONWIDE HEALTH PROPERTIES, INC.
                               December 31, 2000
                         (Dollar amounts in thousands)


                                                           Real
                                                          Estate    Accumulated
                                                        Properties  Depreciation
                                                        ----------  ------------
                                                            (in thousands)
Balances at December 31, 1997:......................... $  960,531    $107,077
                                                        ----------    --------
  Acquisitions.........................................    261,702      26,193
  Improvements.........................................     26,800       1,016
  Reclassifications....................................      3,500         --
  Impairment of long-lived assets......................     (5,000)        --
  Sales................................................     (4,145)       (970)

Balances at December 31, 1998:.........................  1,243,388     133,316
                                                        ----------    --------
  Acquisitions.........................................     99,572      33,876
  Improvements.........................................     11,100       1,381
  Reclassifications....................................      7,300         --
  Sales................................................    (29,987)     (5,902)
                                                        ----------    --------

Balances at December 31, 1999:.........................  1,331,373     162,671
                                                        ----------    --------
  Acquisitions.........................................     21,547      33,293
  Improvements.........................................     15,114       2,364
  Reclassifications....................................     10,851         --
  Sales................................................    (45,276)    (12,122)
                                                        ----------    --------

Balances at December 31, 2000:......................... $1,333,609    $186,206
                                                        ==========    ========

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   Incorporated herein by reference to the information under the caption "Election of Directors" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 20, 2001, filed or to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation.

   Incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 20, 2001, filed or to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Incorporated herein by reference to the information under the caption "Stock Ownership" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 20, 2001, filed or to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

   Incorporated herein by reference to the information under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 20, 2001, filed or to be filed pursuant to Regulation 14A.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)(1) Financial Statements.

Report of Independent Public Accountants..................................  23
Consolidated Balance Sheets at December 31, 2000 and 1999.................  24
Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998 .....................................................  25
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998.........................................  26
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998 .....................................................  27
Notes to Consolidated Financial Statements................................  28

    (2) Financial Statement Schedules

Report of Independent Public Accountants..................................  43
Schedule III Real Estate and Accumulated Depreciation.....................  44

   (b) Reports on Form 8-K

   A form 8-K dated December 14, 2000 was filed with respect to the default under two master leases by Balanced Care Corporation ("Balanced Care"). The filing stated that Balanced Care proposed certain rent concessions, but the Company was unwilling to accept any rent concessions and would proceed with all available legal remedies.

  (c) Exhibits

 Exhibit No.                             Description
 -----------                             -----------

             Plan of Acquisition, Reorganization, Arrangement, Liquidation or
 2.          Succession

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

 4.5 Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as
             Trustee, filed as Exhibit 4.1 to the Company's Registration
             Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

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

 Exhibit No.                             Description
 -----------                             -----------

 10.2        1989 Stock Option Plan of the Company as Amended and Restated
             January 19, 1996, filed as Exhibit 10.6 to the Company's 10-K for the year ended December 31, 1996, and incorporated herein by this reference.

 10.2(a)     Amended Stock Option Plan filed as Exhibit 10.1 to the Company's
             Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by this reference.

 10.3        The Company's Retirement Plan for Directors effective July 26,
             1991 filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

 10.4        Deferred Compensation Plan of the Company effective September 1,
             1991 filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

 10.5 Commercial and Multi-family Mortgage Loan Sale Agreement dated as of June 5, 1992 by and between Resolution Trust Corporation, as
             Receiver, and Nationwide Health Properties, Inc. filed as Exhibit
             A to the Company's Form 8-K dated May 29, 1992, and incorporated herein by this reference.

 10.6 Amended and Restated Credit Agreement dated as of July 27, 1999 between the Company and Wells Fargo Bank National Association,
             Bank of America, N.A., The Bank of New York and KBC Bank N.V.
             filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by this reference.

 10.7 Amendment Number One to Amended and Restated Credit Agreement dated as of May 15, 2000 filed as Exhibit 10.1 to the Company's
             Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by this reference.

 10.8 Form of Indemnity Agreement between officers and directors of the Company including John C. Argue, David R. Banks, Sam A. Brooks,
             Jr., William K. Doyle, Charles D. Miller and Jack D. Samuelson, R.
             Bruce Andrews, Mark L. Desmond, Stephen J. Insoft, Don M. Pearson,
             Gary E. Stark, and T. Andrew Stokes, and John J. Sheehan, Jr., filed as Exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

 10.9 Executive Employment Security Policy, filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

 10.10       Employment agreement entered into by and between Nationwide Health
             Properties, Inc. and R. Bruce Andrews dated as of February 25,
             1998, filed as Exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

 10.11       Employment agreement entered into by and between Nationwide Health
             Properties, Inc. and T. Andrew Stokes dated as of February 25,
             1998, filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1998 and incorporate herein by this reference.

 10.11(a) First Amendment to Employment Agreement of T. Andrew Stokes dated as of January 19, 2001.

 10.12       Employment agreement entered into by and between Nationwide Health
             Properties, Inc. and Mark L. Desmond dated as of February 25,
             1998, filed as Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

 10.12(a) First Amendment to Employment Agreement of Mark L. Desmond dated as of January 19, 2001.

 10.13       Settlement and Amendment Agreement between Beverly Health and
             Rehabilitation Services, Inc. and the Company effective as of January 1, 2000.

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

Dated: March 22, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

              Signature                           Title                  Date
              ---------                           -----                  ----

        /s/ Charles D. Miller         Chairman and Director          March 22, 2001
 ____________________________________
          Charles D. Miller

        /s/ R. Bruce Andrews          President, Chief Executive     March 22, 2001
 ____________________________________  Officer and Director
           R. Bruce Andrews            (Principal Executive
                                       Officer)

         /s/ Mark L. Desmond          Senior Vice President and      March 22, 2001
 ____________________________________  Chief Financial Officer
           Mark L. Desmond             (Principal Financial and
                                       Accounting Officer)

          /s/ John C. Argue           Director                       March 22, 2001
 ____________________________________
            John C. Argue

         /s/ David R. Banks           Director                       March 22, 2001
 ____________________________________
            David R. Banks

        /s/ William K. Doyle          Director                       March 22, 2001
 ____________________________________
           William K. Doyle

        /s/ Jack D. Samuelson         Director                       March 22, 2001
 ____________________________________
          Jack D. Samuelson

                                                                      APPENDIX 1

                           BEVERLY ENTERPRISES, INC.

   SET FORTH BELOW IS CERTAIN CONDENSED FINANCIAL DATA OF BEVERLY ENTERPRISES, INC. ("BEVERLY") WHICH IS TAKEN FROM BEVERLY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE "COMMISSION") UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), AND THE BEVERLY QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000 AS FILED WITH THE COMMISSION.

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

                           BEVERLY ENTERPRISES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
Total current assets.................................  $  488,661    $  493,796
Property and equipment, net..........................   1,082,763     1,110,065
Total other assets...................................     372,439       379,019
                                                       ----------    ----------
  Total assets ......................................  $1,943,863    $1,982,880
                                                       ==========    ==========

Total current liabilities............................  $  385,148    $  388,054
Long-term debt.......................................     718,008       746,164
Other liabilities and deferred items.................     210,074       207,538
Total stockholders' equity...........................     630,633       641,124
                                                       ----------    ----------
  Total liabilities and stockholders' equity.........  $1,943,863    $1,982,880
                                                       ==========    ==========

                           BEVERLY ENTERPRISES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands except per share amounts)

                                       Nine months
                                          ended     Years ended December 31,
                                      September 30, --------------------------
                                          2000          1999          1998
                                      ------------- ------------  ------------
Revenues.............................  $1,968,704   $  2,551,007  $  2,822,940
Costs and expenses:
  Operating and administrative.......   1,838,696      2,354,328     2,633,135
  Interest...........................      59,942         72,578        65,938
  Depreciation and amortization......      75,171         99,160        93,722
  Workforce reductions, asset
   impairments, transaction costs and
   other unusual items...............       4,627         23,818        69,443
  Year 2000 remediation..............         --          12,402         9,719
  Investigation costs................         --         202,447         1,865
                                       ----------   ------------  ------------
                                        1,978,436      2,764,733     2,873,822
Income (loss) before provision for
 income taxes and extraordinary
 charge..............................      (9,732)      (213,726)      (50,882)
Provision for (benefit from) income
 taxes...............................      (2,044)       (79,079)      (25,936)
                                       ----------   ------------  ------------
Income (loss) before extraordinary
 charge and cumulative effect of
 change in accounting................      (7,688)      (134,647)      (24,946)
                                       ----------   ------------  ------------
Extraordinary charge, net of income
 taxes...............................         --             --         (1,660)
Cumulative effect of change in
 accounting, net of income taxes.....                                   (4,415)
                                       ----------   ------------  ------------
Net income (loss)....................  $   (7,688)  $   (134,647) $    (31,021)
                                       ==========   ============  ============
Income (loss) per share of common
 stock:
  Basic and diluted:
   Before extraordinary charge and
    cumulative effect of change in
    accounting.......................  $    (.08)   $     (1.31)  $       (.24)
   Extraordinary charge..............         --             --           (.02)
   Cumulative effect of change in
    accounting.......................         --             --           (.04)
                                       ----------   ------------  ------------
  Net income per share...............  $     (.08)  $      (1.31) $       (.30)
                                       ==========   ============  ============
Shares used to compute per share
 amounts.............................     102,027        102,491       103,762
                                       ==========   ============  ============

                           BEVERLY ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                            Nine months      Years ended
                                               Ended        December 31,
                                           September 30, --------------------
                                               2000        1999       1998
                                           ------------- ---------  ---------
Cash flows from operating activities:
 Net income (loss)........................    $(7,688)   $(134,647) $ (31,021)
                                              -------    ---------  ---------

 Adjustments to reconcile net income to
  net cash
  provided by operating activities........     42,829      323,788     37,810
                                              -------    ---------  ---------

Net cash provided by operating
 activities...............................     35,141      189,141      6,789
                                              -------    ---------  ---------

Net cash provided by (used for) investing
 activities...............................    (40,961)     (71,537)  (230,586)
                                              -------    ---------  ---------

Net cash provided by (used for) financing
 activities...............................     (4,418)    (110,230)   135,845
                                              -------    ---------  ---------

Net increase (decrease) in cash and cash
 equivalents..............................    (10,238)       7,374    (87,952)
Cash and cash equivalents at beginning of
 period...................................     24,652       17,278    105,230
                                              -------    ---------  ---------

Cash and cash equivalents at end of
 period...................................    $14,414    $  24,652  $  17,278
                                              =======    =========  =========