Form 10-Q
period 2001-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2001-05-11
CIK 780053

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended March 31, 2001

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from ____________ to _____________

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

 Shares of registrant's common stock, $.10 par value, outstanding at April 30,
                               2001--46,240,651.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 March 31, 2001

                               TABLE OF CONTENTS

Part I--Financial Information

                                                                           Page
                                                                           ----
 Item 1. Financial Statements
         Condensed Consolidated Balance Sheets..........................     2
         Condensed Consolidated Statements of Operations................     3
         Condensed Consolidated Statements of Cash Flows................     4
         Notes to Condensed Consolidated Financial Statements...........     5

         Management's Discussion and Analysis of Financial Condition and
 Item 2. Results of Operations..........................................     8

 Part II--Other Information

 Item 6. Exhibits and Reports on Form 8-K...............................    12

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          2001          2000
                                                       -----------  ------------
                                                       (Unaudited)
                                                        (Dollars in thousands)
                        ASSETS
                        ------
Investments in real estate
  Real estate properties:
    Land.............................................. $  141,437    $  142,721
    Buildings and improvements........................  1,175,300     1,182,410
    Construction in progress..........................      8,683         8,478
                                                       ----------    ----------
                                                        1,325,420     1,333,609
    Less accumulated depreciation.....................   (192,380)     (186,206)
                                                       ----------    ----------
                                                        1,133,040     1,147,403
    Mortgage loans receivable, net....................    185,938       185,623
                                                       ----------    ----------
                                                        1,318,978     1,333,026
Cash and cash equivalents.............................      9,205         6,149
Receivables...........................................      8,137         7,607
Other assets..........................................     35,688        34,225
                                                       ----------    ----------
                                                       $1,372,008    $1,381,007
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Bank borrowings....................................... $   74,000    $   79,000
Senior notes due 2001-2038............................    622,900       627,900
Notes and bonds payable...............................     62,651        62,857
Accounts payable and accrued liabilities..............     57,690        47,778
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; Issued and outstanding: 2001--
   1,000,000; 2000--1,000,000, stated at liquidation
   preference of $100 per share.......................    100,000       100,000
  Common stock $.10 par value; 100,000,000 shares
   authorized; Issued and outstanding: 2001--
   46,240,651; 2000--46,226,484.......................      4,624         4,623
  Capital in excess of par value......................    556,772       556,658
  Cumulative net income...............................    590,786       575,619
  Cumulative dividends................................   (697,415)     (673,428)
                                                       ----------    ----------
    Total stockholders' equity........................    554,767       563,472
                                                       ----------    ----------
                                                       $1,372,008    $1,381,007
                                                       ==========    ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
Revenues:
  Minimum rent............................................... $32,605  $32,269
  Interest and other income..................................   5,321    6,335
  Additional rent and additional interest....................   3,753    3,817
                                                              -------  -------
                                                               41,679   42,421

Expenses:
  Interest and amortization of deferred financing costs......  14,302   14,560
  Depreciation and non-cash charges..........................  10,491    9,842
  General and administrative.................................   1,719    1,497
                                                              -------  -------
                                                               26,512   25,899
                                                              -------  -------

Net income before gain on sale of properties.................  15,167   16,522
Gain on sale of properties...................................     --     1,016
                                                              -------  -------
Net income...................................................  15,167   17,538
Preferred stock dividends....................................  (1,919)  (1,919)
                                                              -------  -------
Net income available to common stockholders.................. $13,248  $15,619
                                                              =======  =======

Per share amounts:
  Basic/diluted income from continuing operations available
   to common stockholders.................................... $   .29  $   .32
                                                              =======  =======
  Basic/diluted net income available to common stockholders.. $   .29  $   .34
                                                              =======  =======
  Dividends paid per common share............................ $   .46  $   .46
                                                              =======  =======
Weighted average shares outstanding..........................  46,235   46,224
                                                              =======  =======

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                             (In thousands)
Cash flow from operating activities:
Net income................................................. $ 15,167  $ 17,538
  Gain on sale of properties...............................      --     (1,016)
  Depreciation and non-cash charges........................   10,491     9,842
  Amortization of deferred financing costs.................      240       258
  Net increase in other assets and liabilities.............    7,456    12,334
                                                            --------  --------
    Net cash provided by operating activities..............   33,354    38,956

Cash flow from investing activities:
  Investment in real estate properties.....................   (1,222)   (7,743)
  Disposition of real estate properties....................    5,275     9,819
  Investment in mortgage loans receivable..................     (610)     (246)
  Principal payments on mortgage loans receivable..........      626     4,198
                                                            --------  --------
    Net cash provided by investing activities..............    4,069     6,028

Cash flow from financing activities:
  Bank borrowings..........................................   44,000    36,500
  Repayment of bank borrowings.............................  (49,000)  (45,800)
  Issuance of common stock.................................       59       --
  Issuance of senior unsecured debt........................   15,000       --
  Repayments of senior unsecured debt......................  (20,000)  (10,000)
  Principal payments on convertible debentures, notes and
   bonds...................................................     (161)     (103)
  Dividends paid...........................................  (23,987)  (23,830)
  Other, net...............................................     (278)      (39)
                                                            --------  --------
    Net cash used in financing activities..................  (34,367)  (43,272)
                                                            --------  --------
Increase in cash and cash equivalents......................    3,056     1,712
Cash and cash equivalents, beginning of period.............    6,149    16,139
                                                            --------  --------
Cash and cash equivalents, end of period................... $  9,205  $ 17,851
                                                            ========  ========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001
                                  (Unaudited)

   (i) We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("2000 Annual Report"). The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results for a full year.

   (ii) Nationwide Health Properties, Inc., a Maryland corporation organized in October 1985, is a real estate investment trust that invests primarily in health care related facilities and provides financing to health care providers. Whenever we refer herein to "the Company" or to "us" or use the terms "we" or "our," we are referring to Nationwide Health Properties, Inc.

   As of March 31, 2001, we had investments in 324 facilities located in 37 states. The facilities include 180 skilled nursing facilities, 128 assisted living facilities, 13 continuing care retirement communities, 2 rehabilitation hospitals and 1 medical clinic. Our facilities are operated by 59 different operators, including the following publicly traded companies: Alterra Healthcare Corporation ("Alterra"), American Retirement Corporation, ARV Assisted Living, Inc., Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Mariner Post-Acute Network, Inc. and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra, which accounted for 12% of our revenues for the three months ended March 31, 2001, accounts for more than 10% of our revenues.

   As of March 31, 2001, we had direct ownership of 144 skilled nursing facilities, 121 assisted living facilities, 9 continuing care retirement communities, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of our owned facilities are leased under "net" leases that are accounted for as operating leases.

   The leases have initial terms ranging from 5 to 19 years, and generally have two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101"), which we adopted during the fourth quarter of 2000 does not allow for the recognition of such revenue until all possible contingencies have been eliminated. For additional information about the effects of SAB No. 101, please see Footnote 2 "Summary of Significant Accounting Policies" and Footnote 16 "Quarterly Financial Data" to our financial statements in our 2000 Annual Report. Most of the leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the leases have corporate guarantees, and leases covering 191 facilities are backed by irrevocable letters of credit or security deposits that cover from 1 to 12 months of monthly minimum rents. Under the terms of the leases, the lessees are responsible for all maintenance, repairs, taxes and insurance on the leased properties.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                March 31, 2001
                                  (Unaudited)


   As of March 31, 2001, we held 35 mortgage loans secured by 36 skilled nursing facilities, 7 assisted living facilities, 4 continuing care retirement communities and 4 parcels of land. As of March 31, 2001, the mortgage loans had a net book value of approximately $185,938,000 with individual outstanding balances ranging from approximately $365,000 to $15,724,000 and maturities ranging from 2001 to 2025.

   (iii) Basic earnings per share is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations and net income. Diluted earnings per share includes the effect of the potential shares outstanding.

                                                  Three months ended March 31,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------- --------------
                                                  Income  Shares Income  Shares
                                                  ------- ------ ------- ------
                                                         (In thousands)
Income before gain on sale of properties......... $15,167        $16,522
Less: preferred stock dividends..................   1,919          1,919
                                                  -------        -------
Amounts used to calculate Basic EPS..............  13,248 46,235  14,603 46,224
Effect of dilutive securities:
  Stock options..................................     --       7     --     --
                                                  ------- ------ ------- ------
Amounts used to calculate Diluted EPS............ $13,248 46,242 $14,603 46,224
                                                  ======= ====== ======= ======

   (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety percent (90%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

    (v) During the three months ended March 31, 2001, we funded approximately $1,017,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by us on these facilities.

   During the three-month period ended March 31, 2001, we disposed of three skilled nursing facilities and two residential care facilities for the elderly in five separate transactions for aggregate proceeds of approximately $5,275,000.

   During the three-month period ended March 31, 2001, we repaid $20,000,000 in aggregate principal amount of medium-term notes that bore interest at a fixed rate of 6.68%. During the three months ended March 31, 2001, we also issued $15,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 9.75% and mature on March 20, 2008.

     (vi) The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. Capitalized interest for the three months ended March 31, 2001 and 2000 was $202,000 and $608,000, respectively.

   (vii) In December 2000, Balanced Care Corporation ("BCC") notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                March 31, 2001
                                  (Unaudited)

to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC managed the facilities on an interim basis on our behalf until we could get a new lessee in place, and will continue to manage them until the facility licenses can be transferred to the name of the new operator. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December through March.

   Three operators of nursing homes we own have filed for protection under the United States bankruptcy laws. Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact the Company. Our rent has been paid each month on a timely basis. While there is a possibility that the tenants may decide to reject the leases on these properties, and while we have identified parties interested in leasing these facilities, any new leases may be at a lower rental rate. The table below summarizes the filing dates of the bankruptcies, the number of our owned facilities operated by each operator, our investment in facilities subject to the bankruptcies, the percentage of our revenues for 2001 relating to the facilities operated by each operator and cash deposits and letters of credit currently held by us as security for each operator:

                                          Number of   Investment  Percentage
                            Bankruptcy    Facilities      in       of 2001    Security
        Operator           Filing Date     Operated   Facilities   Revenues   Deposits
        --------         ---------------- ---------- ------------ ---------- ----------
Mariner Post-Acute
 Network, Inc........... January 18, 2000     20     $ 60,354,000      5%    $2,655,000
Sun Healthcare Group,
 Inc.................... October 14, 1999     15       50,349,000      4      1,267,000
Integrated Health
 Services, Inc.......... February 2, 2000      7       35,109,000      3        643,000
                                             ---     ------------    ---     ----------
Totals..................                      42     $145,812,000     12%    $4,565,000
                                             ===     ============    ===     ==========

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2001

Statement Regarding Forward Looking Disclosure

   Certain information contained in this report includes forward looking statements. Forward looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as "may", "will", "anticipates", "expects", "believes", "intends", "should" or comparable terms or the negative thereof. All forward looking statements included in this report are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates; the general distress of the healthcare industry; government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs; continued deterioration of the operating results or financial condition, including bankruptcies, of the Company's tenants; the ability of the Company to attract new operators for certain facilities; occupancy levels at certain facilities; the ability of the Company to sell certain facilities for their book value; the amount and yield of any additional investments; changes in tax laws and regulations affecting real estate investment trusts; access to the capital markets and the cost of capital; changes in the ratings of the Company's debt securities; and the additional risk factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2000 ("2000 Annual Report").

Operating Results

 Three Months 2001 Compared to Three Months 2000

   Minimum rent increased $336,000, or 1%, over the same period in 2000. The increase was primarily due to minimum rent from investments we made in additional leased facilities during the last twelve months and the conversion of two mortgage loans to leases during the same period, partially offset by the disposal of eleven facilities during the last twelve months. Interest and other income decreased by $1,014,000, or 16%, over the same period in 2000. The decrease was primarily due to the payoff of three mortgage loans during the last twelve months, the conversion of two mortgage loans to leases during the last twelve months and repayments of the principal balance on mortgage loans and notes receivable during the last twelve months, partially offset by a mortgage loan provided on one of the facilities sold during the last twelve months. Additional rent and additional interest decreased by $64,000, or 2%, over the same period in 2000 after the restatement of the March 31, 2000 additional rent and additional interest amount from $4,212,000 to $3,817,000 caused by the adoption of SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101") in the fourth quarter of 2000. The decrease was primarily due to the disposal of facilities and the payoff of mortgage loans discussed above, partially offset by increased additional rent as provided for in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

   Interest and amortization of deferred financing costs decreased $258,000 or 2% over the same period in 2000. The decrease was primarily due to the payoff of $40,000,000 of fixed rate medium-term notes during the last twelve months and decreases in the average interest rates on our $100,000,000 bank line of credit, partially offset by the issuance of $15,000,000 of fixed rate medium-term notes during the first quarter of 2001, an increase in the borrowings on our $100,000,000 bank line of credit, and a reduction in interest capitalized on construction projects. Depreciation and non-cash charges increased $649,000 or 7% over the same period in 2000. The increase was primarily attributable to increased depreciation due to the completion of additional facilities over the last twelve months and the write-off of certain capitalized costs, partially offset by the disposal of facilities during the same period. General and administrative costs increased $222,000 or 15% over the same period in 2000. The increase was primarily due to costs related to the bankruptcy proceedings of three of the operators of our facilities discussed below, costs related to taking back ten facilities from an operator that defaulted in December 2000 also discussed below, and increases in compensation and other general expenses.

   We expect to receive increased additional rent and additional interest at individual facilities because our leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and increases in the Consumer Price Index. Historically, revenues at our facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases, and if sales and repayments exceed additional investments, this would actually reduce revenues. We expect that additional rent and additional interest may decrease due to lease renewals that may result in a shift in the characterization of revenue from additional rent to minimum rent. There is no assurance that leases will renew at the aggregate existing rent level, so the impact of lease renewals may be a decrease in the total rent received by the Company. Additional investments in healthcare facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense would also increase. Any such increases, however, are expected to be at least partially offset by rents or interest income associated with the investments.

Information Regarding Certain Operators

   Over-leveraging and changes in reimbursement levels during 1999 have had an adverse impact on the financial performance of some of the companies that operate nursing homes owned by the Company. Three operators have filed for protection under the United States bankruptcy laws. The table below summarizes the filing dates of the bankruptcies, the number of our owned facilities operated by each operator, our investment in facilities subject to the bankruptcies, the percentage of our revenues for 2001 relating to the facilities operated by each operator and cash deposits and letters of credit currently held by us as security for each operator:

                                          Number of                Percentage
                            Bankruptcy    Facilities  Investment    of 2001    Security
        Operator           Filing Date     Operated  in Facilities  Revenues   Deposits
        --------         ---------------- ---------- ------------- ---------- ----------
Mariner Post-Acute
 Network, Inc. ......... January 18, 2000     20     $ 60,354,000       5%    $2,655,000
Sun Healthcare Group,
 Inc. .................. October 14, 1999     15       50,349,000       4      1,267,000
Integrated Health
 Services, Inc. ........ February 2, 2000      7       35,109,000       3        643,000
                                             ---     ------------     ---     ----------
    Totals..............                      42     $145,812,000      12%    $4,565,000
                                             ===     ============     ===     ==========

   Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact the Company. The tenant's decision whether to assume leases is usually based primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the 42 facilities leased to and operated by these three companies are not providing adequate cash flows on their own to cover the rent under the leases. Our rent has been paid each month on a timely basis. While there is a possibility that the tenants may decide to reject the leases on these properties, and while we have identified parties interested in leasing these facilities, any new leases may be at a lower rental rate.

   In addition to the above, we have one mortgage loan directly with Mariner Post-Acute Network in the amount of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represent approximately .5% of our revenues for the three months ended March 31, 2001 and the mortgage loan has a security deposit in the amount of $400,000. We have not received any payments on this mortgage loan subsequent to March 2000. Under bankruptcy statutes, the court imposes an automatic stay with respect to our actions to collect or pursue remedies with respect to mortgage loans and we are precluded from exercising foreclosure or other remedies against the borrower. Unlike a lease, a mortgage loan is not subject to assumption or rejection. The mortgage loan may be divided into (i) a secured loan for the portion of the mortgage loan that does not exceed the value of the property and (ii) an unsecured loan for the portion of the mortgage loan that exceeds the value of the property, which unsecured portion would be treated like general unsecured claims in the bankruptcy estate. We would only be entitled to the recovery of interest and costs if and to the extent that the value of the collateral exceeds the amount owed, and we believe it currently does. In addition, the courts may modify the terms of a mortgage, including the rate of interest and timing of principal payments.

   In December 2000, Balanced Care Corporation ("BCC") notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC has managed the facilities on an interim basis on our behalf until we could get a new lessee in place, and will continue to manage them until the facility licenses can be transferred to the name of the new operator. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December through March. In general, the replacement of operators that have defaulted on lease or loan obligations could be delayed by the approval process of any regulatory agency necessary for the transfer of the property or the replacement of the operator licensed to operate the facility.

Liquidity and Capital Resources

   During the three months ended March 31, 2001, we funded approximately $1,017,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by us on these facilities. The construction advances and capital improvement advances were funded by borrowings on our bank line of credit and by cash on hand.

   During the three-month period ended March 31, 2001, we disposed of three skilled nursing facilities and two residential care facilities for the elderly in five separate transactions for aggregate proceeds of approximately $5,275,000. The proceeds received were used to repay borrowings on our bank line of credit.

   During the three months ended March 31, 2001, we repaid $20,000,000 in aggregate principal amount of medium-term notes that bore interest at a fixed rate of 6.68%. The repayment was funded by borrowings on our bank line of credit, by cash on hand and by the issuance of $15,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 9.75% and mature on March 20, 2008.

   At March 31, 2001, we had $26,000,000 available under our $100,000,000 bank line of credit that expires on March 31, 2003. We have shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $427,100,000 in aggregate principal amount of medium term notes and (b) up to approximately $178,247,000 of securities including debt, convertible debt, common and preferred stock.

   We may make additional investments in healthcare related facilities, although the level of our new investments has decreased during the last two years and we do not anticipate making significant additional investments beyond our current commitments until such time as access to long-term capital is available under more favorable terms. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity.

Market Risk Exposure

   This "Market Risk Exposure" discussion is an update of material changes to the "Market Risk Exposure" discussion included in our 2000 Annual Report and should be read in conjunction with such discussion. Readers are cautioned that many of the statements contained in the "Market Risk Exposure" discussion are forward looking and should be read in conjunction with the disclosures under the heading "Statement Regarding Forward Looking Disclosure" set forth above.

   We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. The Company does not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments.

   We provide mortgage loans to operators of healthcare facilities as part of our normal operations. The majority of the loans have fixed rates. Four of the mortgage loans have adjustable rates; however, the rates adjust only once or twice over the loan lives and the minimum adjusted rate is equal to the current rate. Therefore, all mortgage loans receivable are treated as fixed rate notes.

   The Company utilizes debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate bank line of credit to fund our acquisitions until market conditions were appropriate, based on management's judgment, to issue stock or fixed rate debt to provide long-term financing.

   During the three months ended March 31, 2001, we repaid $20,000,000 of 6.68% fixed rate debt and issued $15,000,000 of 9.75% fixed rate debt. In addition, the bank borrowings under our bank line of credit have decreased to $74,000,000 from $79,000,000.

   For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows.

   Increases in interest rates during 2000 made it more expensive for us to access debt capital through our medium-term note program. Decreases in interest rates during the 2001 have resulted in a decrease in interest expense related to our bank line of credit, but have not significantly reduced our cost to access debt capital through our medium-term note program. Any future interest rate increases may increase the cost of any borrowings to finance future acquisitions or replace current long-term debt as it matures.

                                    PART II

                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     10.1 Second Amendment to Employment Agreement of T. Andrew Stokes dated as of April 20, 2001.
     10.2 Second Amendment to Employment Agreement of Mark. L. Desmond dated as of April 20, 2001.
     10.3 Executive Employment Security Policy as Amended and Restated April
          20, 2001.
     10.4 1989 Stock Option Plan as Amended and Restated April 20, 2001.

  (b) Reports on Form 8-K

     A Form 8-K dated January 12, 2001 was filed with respect to the termination of two master leases with Balanced Care Corporation.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001

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