Form 10-Q
period 2001-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2001-07-27
CIK 780053

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

    For the quarterly period ended June 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Shares of registrant's common stock, $.10 par value, outstanding at June 30,
                               2001--47,240,651.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                                 June 30, 2001

                               TABLE OF CONTENTS

Part I--Financial Information

                                                                                                 Page
                                                                                                 ----
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets..................................................   2
         Condensed Consolidated Statements of Operations........................................   3
         Condensed Consolidated Statements of Cash Flows........................................   4
         Notes to Condensed Consolidated Financial Statements...................................   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   8

Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders....................................  13

Item 6.  Exhibits and Reports on Form 8-K.......................................................  13

                                     PART I

                       NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          2001          2000
                                                       -----------  ------------
                                                       (Unaudited)
                                                        (Dollars in thousands)
                        ASSETS
                        ------
Investments in real estate
  Real estate properties:
    Land.............................................. $  147,479    $  142,721
    Buildings and improvements........................  1,177,506     1,182,410
    Construction in progress..........................      9,111         8,478
                                                       ----------    ----------
                                                        1,334,096     1,333,609
    Less accumulated depreciation.....................   (201,135)     (186,206)
                                                       ----------    ----------
                                                        1,132,961     1,147,403
    Mortgage loans receivable, net....................    168,574       185,623
                                                       ----------    ----------
                                                        1,301,535     1,333,026
Cash and cash equivalents.............................      6,788         6,149
Receivables...........................................      8,575         7,607
Other assets..........................................     38,093        34,225
                                                       ----------    ----------
                                                       $1,354,991    $1,381,007
                                                       ==========    ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Bank borrowings....................................... $   56,000    $   79,000
Senior notes due 2001-2038............................    622,900       627,900
Notes and bonds payable...............................     62,496        62,857
Accounts payable and accrued liabilities..............     46,340        47,778
Stockholders' equity:
  Preferred stock $1.00 par value; 5,000,000 shares
   authorized; Issued and outstanding: 2001--
   1,000,000; 2000--1,000,000, stated at liquidation
   preference of $100 per share.......................    100,000       100,000
  Common stock $.10 par value; 100,000,000 shares
   authorized; Issued and outstanding: 2001--
   47,240,651; 2000--46,226,484.......................      4,724         4,623
  Capital in excess of par value......................    574,708       556,658
  Cumulative net income...............................    608,495       575,619
  Cumulative dividends................................   (720,672)     (673,428)
                                                       ----------    ----------
    Total stockholders' equity........................    567,255       563,472
                                                       ----------    ----------
                                                       $1,354,991    $1,381,007
                                                       ==========    ==========

                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            ----------------  ----------------
                                             2001     2000     2001     2000
                                            -------  -------  -------  -------
Revenues:
  Minimum rent............................. $32,664  $32,632  $65,269  $64,901
  Interest and other income................   5,091    5,956   10,412   12,291
  Additional rent and additional interest..   4,842    4,478    8,595    8,295
                                            -------  -------  -------  -------
                                             42,597   43,066   84,276   85,487

Expenses:
  Interest.................................  14,113   14,612   28,415   29,172
  Depreciation and non-cash charges........   8,895    8,913   19,386   18,755
  General and administrative...............   1,880    1,375    3,599    2,872
                                            -------  -------  -------  -------
                                             24,888   24,900   51,400   50,799
                                            -------  -------  -------  -------
Net income before gain on sale of
 properties................................  17,709   18,166   32,876   34,688
Gain on sale of properties.................     --       133      --     1,149
                                            -------  -------  -------  -------

Net income.................................  17,709   18,299   32,876   35,837
Preferred stock dividends..................  (1,919)  (1,919)  (3,839)  (3,839)
                                            -------  -------  -------  -------
Net income available to common
 stockholders.............................. $15,790  $16,380  $29,037  $31,998
                                            =======  =======  =======  =======
Per share amounts:
  Basic/diluted income from continuing
   operations available to common
   stockholders............................ $   .34  $   .35  $   .63  $   .67
                                            =======  =======  =======  =======
  Basic/diluted net income available to
   common stockholders..................... $   .34  $   .35  $   .63  $   .69
                                            =======  =======  =======  =======
  Dividends paid per share................. $   .46  $   .46  $   .92  $   .92
                                            =======  =======  =======  =======
Weighted average shares outstanding........  46,482   46,226   46,362   46,225
                                            =======  =======  =======  =======


                            See accompanying notes.

                       NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                              2001       2000
                                                            ---------  --------
                                                              (In thousands)
Cash flow from operating activities:
  Net income............................................... $  32,876  $ 35,837
  Gain on sale of properties...............................       --     (1,149)
  Depreciation and non-cash charges........................    19,386    18,755
  Amortization of deferred financing costs.................       484       513
  Net increase in other assets and liabilities.............    (8,673)    5,496
                                                            ---------  --------
    Net cash provided by operating activities..............    44,073    59,452

Cash flow from investing activities:
  Investment in real estate properties.....................    (2,951)  (24,494)
  Disposition of real estate properties....................     5,275    18,527
  Investment in mortgage loans receivable..................      (704)     (880)
  Principal payments on mortgage loans receivable..........    12,796    12,742
                                                            ---------  --------
    Net cash provided by investing activities..............    14,416     5,895

Cash flow from financing activities:
  Bank borrowings..........................................    85,300    90,300
  Repayment of bank borrowings.............................  (108,300)  (96,600)
  Issuance of common stock.................................    18,034       --
  Issuance of senior unsecured debt........................    15,000       --
  Repayments of senior unsecured debt......................   (20,000)  (10,000)
  Principal payments on notes and bonds....................      (304)     (267)
  Dividends paid...........................................   (47,244)  (47,075)
  Other, net...............................................      (336)     (240)
                                                            ---------  --------
    Net cash used in financing activities..................   (57,850)  (63,882)
                                                            ---------  --------
Increase in cash and cash equivalents......................       639     1,465
Cash and cash equivalents, beginning of period.............     6,149    16,139
                                                            ---------  --------
Cash and cash equivalents, end of period................... $   6,788  $ 17,604
                                                            =========  ========


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001
                                  (Unaudited)

   (i) We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("2000 Annual Report"). The results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

   (ii) Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust that invests primarily in health care related facilities and provides financing to health care providers. Whenever we refer herein to "the Company" or to "us" or use the terms "we" or "our," we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

   As of June 30, 2001, we had investments in 321 facilities located in 37 states. The facilities include 177 skilled nursing facilities, 128 assisted living facilities, 13 continuing care retirement communities, 2 rehabilitation hospitals and 1 medical clinic. Our facilities are operated by 58 different operators, including the following publicly traded companies: Alterra Healthcare Corporation ("Alterra"), American Retirement Corporation, ARV Assisted Living, Inc., Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Mariner Post-Acute Network, Inc. and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra, which accounted for 12% of our revenues for the six months ended June 30, 2001, accounts for more than 10% of our revenues.

   As of June 30, 2001, we had direct ownership of 145 skilled nursing facilities, 121 assisted living facilities, 9 continuing care retirement communities, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of our owned facilities are leased under "net" leases that are accounted for as operating leases.

   The leases have initial terms ranging from 5 to 19 years, and generally have two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101"), which we adopted during the fourth quarter of 2000, does not allow for the recognition of such revenue until all possible contingencies have been eliminated. For additional information about the effects of SAB No. 101, please see Footnote 2 "Summary of Significant Accounting Policies" and Footnote 16 "Quarterly Financial Data" to our financial statements in our 2000 Annual Report. Most of the leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the leases have corporate guarantees, and leases covering 208 facilities are backed by irrevocable letters of credit or security deposits that cover from 1 to 12 months of monthly minimum rents. Under the terms of the leases, the lessees are responsible for all maintenance, repairs, taxes and insurance on the leased properties.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                 June 30, 2001
                                  (Unaudited)


   As of June 30, 2001, we held 34 mortgage loans secured by 32 skilled nursing facilities, 7 assisted living facilities and 4 continuing care retirement communities. As of June 30, 2001, the mortgage loans had a net book value of approximately $168,574,000 with individual outstanding balances ranging from approximately $79,000 to $16,104,000 and maturities ranging from 2001 to 2025.

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

                                                   Three months ended June 30,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------- --------------
                                                  Income  Shares Income  Shares
                                                  ------- ------ ------- ------
                                                         (In thousands)
Income before gain on sale of properties......... $17,709        $18,166
Less: preferred stock dividends..................   1,919          1,919
                                                  -------        -------
Amounts used to calculate Basic EPS..............  15,790 46,438  16,247 46,226
Effect of dilutive securities:
  Stock options..................................     --      44     --     --
                                                  ------- ------ ------- ------
Amounts used to calculate Diluted EPS............ $15,790 46,482 $16,247 46,226
                                                  ======= ====== ======= ======

                                                    Six months ended June 30,
                                                  -----------------------------
                                                       2001           2000
                                                  -------------- --------------
                                                  Income  Shares Income  Shares
                                                  ------- ------ ------- ------
                                                         (In thousands)
Income before gain on sale of properties......... $32,876        $34,688
Less: preferred stock dividends..................   3,839          3,839
                                                  -------        -------
Amounts used to calculate Basic EPS..............  29,037 46,337  30,849 46,225
Effect of dilutive securities:
  Stock options..................................     --      25     --     --
                                                  ------- ------ ------- ------
Amounts used to calculate Diluted EPS............ $29,037 46,362 $30,849 46,225
                                                  ======= ====== ======= ======

   (iv) The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety percent (90%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

   (v) During the six months ended June 30, 2001, we funded approximately $1,763,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by us on these facilities.

   During the six-month period ended June 30, 2001, we disposed of three skilled nursing facilities and two residential care facilities for the elderly in five separate transactions for aggregate proceeds of approximately $5,275,000.

   During the six months ended June 30, 2001, a $7,000,000 portion of a mortgage loan secured by a skilled nursing facility was repaid. In addition, a $4,563,000 portion of another mortgage loan secured by two skilled nursing facilities was also repaid.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                 June 30, 2001
                                  (Unaudited)


   During the six-month period ended June 30, 2001, we foreclosed on one mortgage loan secured by a skilled nursing facility and four mortgage loans secured by a total of four parcels of land in the aggregate principal amount of approximately $5,625,000.

   During the six months ended June 30, 2001, we issued one million shares of common stock at $18.00 per share to two mutual funds advised by Cohen & Steers Capital Management, Inc. The issuance of the shares did not involve any underwriting fees. We recorded the stock issuance net of approximately $25,000 of legal and accounting fees related to the issuance and sale of the shares.

   During the six-month period ended June 30, 2001, we repaid $20,000,000 in aggregate principal amount of medium-term notes that bore interest at a fixed rate of 6.68%. During the six months ended June 30, 2001, we also issued $15,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 9.75% and mature on March 20, 2008.

   (vi) The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. Capitalized interest for the six months ended June 30, 2001 and 2000 was $405,000 and $891,000, respectively.

   (vii) In December 2000, Balanced Care Corporation ("BCC") notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC managed the facilities on an interim basis on our behalf until we could get a new lessee in place and have the facility licenses transferred to the name of the new operator. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December through March.

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

                                          Number of   Investment  Percentage
                            Bankruptcy    Facilities      in       of 2001    Security
        Operator           Filing Date     Operated   Facilities   Revenues   Deposits
        --------         ---------------- ---------- ------------ ---------- ----------
Mariner Post-Acute
 Network, Inc. ......... January 18, 2000     20     $ 60,354,000      6%    $2,655,000
Sun Healthcare Group,
 Inc. .................. October 14, 1999     15       50,349,000      4      1,267,000
Integrated Health
 Services, Inc. ........ February 2, 2000      7       35,109,000      3        643,000
                                             ---     ------------    ---     ----------
Totals..................                      42     $145,812,000     13%    $4,565,000
                                             ===     ============    ===     ==========

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 2001

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

Operating Results

 Six Months 2001 Compared to Six Months 2000

   Minimum rent increased $368,000, or 1%, over the same period in 2000. The increase was primarily due to minimum rent from investments we made in additional leased facilities during the last twelve months and the conversion of three mortgage loans to leases during the same period, partially offset by the disposal of nine facilities since March 31, 2000. Interest and other income decreased by $1,879,000, or 15%, over the same period in 2000. The decrease was primarily due to the payoff of mortgage loans securing six facilities since March 31, 2000, the conversion of three mortgage loans to leases during the last twelve months and repayments of the principal balance on mortgage loans and notes receivable during the last twelve months, partially offset by a mortgage loan provided on one of the facilities sold during the last twelve months. Additional rent and additional interest increased by $300,000, or 4%, over the same period in 2000 after the restatement of the June 30, 2000 additional rent and additional interest amount from $8,437,000 to $8,295,000 caused by the adoption of SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101") in the fourth quarter of 2000. The increase was primarily due to increased additional rent and additional interest as provided for in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index partially offset by the disposal of facilities and the payoff of mortgage loans discussed above.

   Interest and amortization of deferred financing costs decreased $757,000, or 3%, over the same period in 2000. The decrease was primarily due to a reduction in the borrowings and average interest rates on our $100,000,000 bank line of credit and the payoff of $40,000,000 of fixed rate medium-term notes during the last twelve months, partially offset by the issuance of $15,000,000 of fixed rate medium-term notes during the first quarter of 2001 and a reduction in interest capitalized on construction projects. Depreciation and non-cash charges increased $631,000, or 3%, over the same period in 2000. The increase was primarily attributable to increased depreciation due to the completion of additional facilities since March 31, 2000 and the write-off of certain capitalized costs, partially offset by the disposal of facilities during the same period. General and administrative costs increased $727,000, or 25%, over the same period in 2000. The increase was primarily due to costs related to the bankruptcy proceedings of three of the operators of our facilities discussed below, costs related to taking back ten facilities from an operator that defaulted in December 2000 also discussed below, and increases in compensation and other general expenses.

 Second Quarter 2001 Compared to Second Quarter 2000

   Minimum rent increased $32,000 over the same period in 2000. The consistent level of minimum rent was primarily due to minimum rent from investments we made in additional leased facilities during the last twelve months and the conversion of three mortgage loans to leases during the same period, offset by the disposal of nine facilities since March 31, 2000. Interest and other income decreased by $865,000, or 15%, over the same period in 2000. The decrease was primarily due to the payoff of mortgage loans securing six facilities since March 31, 2000, the conversion of three mortgage loans to leases during the last twelve months and repayments of the principal balance on mortgage loans and notes receivable during the last twelve months, partially offset by a mortgage loan provided on one of the facilities sold during the last twelve months. Additional rent and additional interest increased by $364,000, or 8%, over the same period in 2000 after the restatement of the June 30, 2000 additional rent and additional interest amount from $4,225,000 to $4,478,000 caused by the adoption of SAB No. 101 in the fourth quarter of 2000. The increase was primarily due to increased additional rent and additional interest as provided for in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index partially offset by the disposal of facilities and the payoff of mortgage loans discussed above.

   Interest and amortization of deferred financing costs decreased $499,000, or 3%, over the same period in 2000. The decrease was primarily due to a reduction in the borrowings and average interest rates on our $100,000,000 bank line of credit and the payoff of $40,000,000 of fixed rate medium-term notes during the last twelve months, partially offset by the issuance of $15,000,000 of fixed rate medium-term notes during the first quarter of 2001 and a reduction in interest capitalized on construction projects. Depreciation and non-cash charges decreased $18,000 over the same period in 2000. The consistent level of depreciation and non-cash charges was primarily attributable to the disposal of facilities since March 31, 2000 offset by increased depreciation due to the completion of additional facilities during the same period. General and administrative costs increased $505,000, or 37%, over the same period in 2000. The increase was primarily due to costs related to the bankruptcy proceedings of three of the operators of our facilities discussed below, costs related to taking back ten facilities from an operator that defaulted in December 2000 also discussed below, and increases in compensation and other general expenses.

   We expect to receive increased additional rent and additional interest at individual facilities because our leases and mortgages generally contain provisions under which additional rents or interest income increase with increases in facility revenues and increases in the Consumer Price Index. Historically, revenues at our facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases, and if sales and repayments exceed additional investments, this would actually reduce revenues. We expect that additional rent and additional interest may decrease due to lease renewals that may result in a shift in the characterization of revenue from additional rent to minimum rent. There is no assurance that leases will renew at the aggregate existing rent level, so the impact of lease renewals may be a decrease in the total rent received by the Company. Additional investments in healthcare facilities would also increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by rents or interest income associated with the investments.

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

                                          Number of                Percentage
                            Bankruptcy    Facilities  Investment    of 2001    Security
        Operator           Filing Date     Operated  in Facilities  Revenues   Deposits
        --------         ---------------- ---------- ------------- ---------- ----------
Mariner Post-Acute
 Network, Inc. ......... January 18, 2000     20     $ 60,354,000       6%    $2,655,000
Sun Healthcare Group,
 Inc. .................. October 14, 1999     15       50,349,000       4      1,267,000
Integrated Health
 Services, Inc. ........ February 2, 2000      7       35,109,000       3        643,000
                                             ---     ------------     ---     ----------
    Totals..............                      42     $145,812,000      13%    $4,565,000
                                             ===     ============     ===     ==========

   Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact the Company. The tenant's decision whether to assume leases is usually based primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the 42 facilities leased to and operated by these three companies are not providing adequate cash flows on their own to cover the rent under the leases. Our rent has been paid each month on a timely basis. Nevertheless, there is a possibility that the tenants may decide to reject the leases on these properties, and while we have identified parties interested in leasing these facilities, any new leases may be at a lower rental rate.

   We have entered into agreements for the return of 14 of the facilities that Mariner Post-Acute Network, Inc. ("Mariner") operated at June 30, 2001. We have since leased 3 of the facilities to a new operator and identified operators interested in leasing the other 11 facilities. While the 3 newly leased facilities are at significantly lower rental rates, the remaining facilities are expected to be leased at rates substantially consistent with what was previously received from Mariner. Mariner has also agreed to assume the leases on 5 of the 6 other facilities they operated at June 30, 2001. We have also entered into an agreement with Sun Healthcare Group, Inc. ("Sun") for the return of 9 of the facilities that they operated at June 30, 2001 and have identified operators interested in leasing these facilities at rates consistent with what was previously received from Sun. We expect the net rental reduction from these Mariner and Sun transactions to result in a decrease in income of approximately $0.03 to $0.04 per share on an annualized basis.

   In addition to the above, we have one mortgage loan directly with Mariner Post-Acute Network in the amount of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represented approximately .5% of our revenues for the six months ended June 30, 2001 and the mortgage loan has a security deposit in the amount of $400,000. We have not received any payments on this mortgage loan subsequent to March 2000. Under bankruptcy statutes, the court imposes an automatic stay with respect to our actions to collect or pursue remedies with respect to mortgage loans and we are precluded from exercising foreclosure or other remedies against the borrower. Unlike a lease, a mortgage loan is not subject to assumption or rejection. The mortgage loan may be divided into (i) a secured loan for the portion of the mortgage loan that does not exceed the value of the property and (ii) an unsecured loan for the portion of the mortgage loan that exceeds the value of the property, which unsecured portion would be treated like general unsecured claims in the bankruptcy estate. We would only be entitled to the recovery of interest and costs if and to the extent that the value of the collateral exceeds the amount owed, and we believe it currently does. In addition, the courts may modify the terms of a mortgage, including the rate of interest and timing of principal payments.

   In December 2000, Balanced Care Corporation ("BCC") notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1,

2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC managed the facilities on an interim basis on our behalf until we could get a new lessee in place and have the facility licenses transferred to the name of the new operator. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December through March. In general, the replacement of operators that have defaulted on lease or loan obligations could be delayed by the approval process of any regulatory agency necessary for the transfer of the property or the replacement of the operator licensed to operate the facility.

Liquidity and Capital Resources

   During the six months ended June 30, 2001, we funded approximately $1,763,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements result in an increase in the minimum rents earned by us on these facilities. The construction advances and capital improvement advances were funded by borrowings on our bank line of credit and by cash on hand.

   During the six-month period ended June 30, 2001, we disposed of three skilled nursing facilities and two residential care facilities for the elderly in five separate transactions for aggregate proceeds of approximately $5,275,000, which approximated net book value. The proceeds received were used to repay borrowings on our bank line of credit.

   During the six months ended June 30, 2001, a $7,000,000 portion of a mortgage loan secured by a skilled nursing facility was repaid. In addition, a $4,563,000 portion of another mortgage loan secured by two skilled nursing facilities was also repaid. The proceeds received were used to repay borrowings on our bank line of credit.

   During the six-month period ended June 30, 2001, we issued one million shares of common stock at $18.00 per share to two mutual funds advised by Cohen & Steers Capital Management, Inc. The issuance of the shares did not involve any underwriting fees. We recorded the stock issuance net of approximately $25,000 of legal and accounting fees related to the issuance and sale of the shares. The proceeds received were used to repay borrowings on our bank line of credit.

   During the six months ended June 30, 2001, we repaid $20,000,000 in aggregate principal amount of medium-term notes that bore interest at a fixed rate of 6.68%. The repayment was funded by borrowings on our bank line of credit, by cash on hand and by the issuance of $15,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 9.75% and mature on March 20, 2008.

   At June 30, 2001, we had $44,000,000 available under our $100,000,000 bank line of credit that expires on March 31, 2003. We have shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $427,100,000 in aggregate principal amount of medium term notes and (b) up to approximately $160,247,000 of securities including debt, convertible debt, common and preferred stock.

   We may make additional investments in healthcare related facilities, although the level of our new investments has decreased during the last two years. During that time, we have not been making significant additional investments beyond our actual commitments because access to long-term capital was not available under favorable terms. The common stock issuance during the quarter and the announcement of a preliminary agreement with an institutional investor that would make available $130,000,000 for new investments may indicate that our ability to access capital and fund investments may be improving. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity.

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

   We provide mortgage loans to operators of healthcare facilities as part of our normal operations. The majority of the loans have fixed rates. Four of the mortgage loans have adjustable rates; however, the rates adjust only once or twice over the loan lives and the minimum adjusted rates are equal to the current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes.

   The Company utilizes debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate bank line of credit to fund our acquisitions until market conditions were appropriate, based on management's judgment, to issue stock or fixed rate debt to provide long-term financing.

   During the six months ended June 30, 2001, we repaid $20,000,000 of 6.68% fixed rate debt and issued $15,000,000 of 9.75% fixed rate debt. In addition, the bank borrowings under our bank line of credit have decreased to $56,000,000 from $79,000,000.

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

                                    PART II

                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of Stockholders was held on April 20, 2001 ("Annual Meeting"). At the Annual Meeting, John C. Argue and David R. Banks were re-elected as directors to serve for a three-year term until the 2004 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are R. Bruce Andrews, William K. Doyle, Charles D. Miller and Jack D. Samuelson. Additionally, the selection of Arthur Andersen LLP as independent accountants for the year ended December 31, 2001 was ratified.

   Voting at the Annual Meeting was as follows:

                                      Votes Cast Votes Cast Abstentions/Broker
                 Matter                  For      Against       Non-Votes
                 ------               ---------- ---------- ------------------
   Election of John C. Argue......... 39,206,182  247,826
   Election of David R. Banks........ 39,053,069  399,939
   Ratification of selection of
    Arthur Andersen LLP.............. 39,329,790   51,140         72,078

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     None.

  (b) Reports on Form 8-K

     A Form 8-K dated June 12, 2001 was filed with respect to the issuance of one million shares of common stock resulting in net proceeds of approximately $17,975,000.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2001

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