Form 10-Q
period 2001-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2001-11-09
CIK 780053

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ______________________

                         Commission file number 1-9028

                      NATIONWIDE HEALTH PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

                               -----------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Shares of registrant's common stock, $.10 par value, outstanding at October 31,
                               2001--47,240,651.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      NATIONWIDE HEALTH PROPERTIES, INC.

                                   FORM 10-Q

                              September 30, 2001

                               TABLE OF CONTENTS

Part I--Financial Information

                                                                                              Page
                                                                                              ----
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets................................................  2
        Condensed Consolidated Statements of Operations......................................  3
        Condensed Consolidated Statements of Cash Flows......................................  4
        Notes to Condensed Consolidated Financial Statements.................................  5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations  9

Part II--Other Information

Item 6. Exhibits and Reports on Form 8-K.....................................................  14

                                    PART I

                      NATIONWIDE HEALTH PROPERTIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30, December 31,
                                                                                 2001          2000
                                                                             ------------- ------------
                                                                              (Unaudited)
                                                                               (Dollars in thousands)

                                  ASSETS
                                  ------

Investments in real estate
   Real estate properties:
       Land.................................................................  $  146,484    $  142,721
       Buildings and improvements...........................................   1,185,471     1,182,410
       Construction in progress.............................................          --         8,478
                                                                              ----------    ----------
                                                                               1,331,955     1,333,609
       Less accumulated depreciation........................................    (208,736)     (186,206)
                                                                              ----------    ----------
                                                                               1,123,219     1,147,403
       Mortgage loans receivable, net.......................................     140,500       185,623
                                                                              ----------    ----------
                                                                               1,263,719     1,333,026
Cash and cash equivalents...................................................       4,422         6,149
Receivables.................................................................       8,774         7,607
Other assets................................................................      41,015        34,225
                                                                              ----------    ----------
                                                                              $1,317,930    $1,381,007
                                                                              ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

Bank borrowings.............................................................  $   53,000    $   79,000
Senior notes due 2001-2038..................................................     582,750       627,900
Notes and bonds payable.....................................................      62,350        62,857
Accounts payable and accrued liabilities....................................      56,457        47,778
Stockholders' equity:
   Preferred stock $1.00 par value; 5,000,000 shares authorized; Issued and outstanding: 2001--1,000,000; 2000--1,000,000, stated at liquidation
     preference of $100 per share...........................................     100,000       100,000
   Common stock $.10 par value; 100,000,000 shares authorized; Issued and
     outstanding: 2001--47,240,651; 2000--46,226,484........................       4,724         4,623
   Capital in excess of par value...........................................     574,767       556,658
   Cumulative net income....................................................     628,324       575,619
   Cumulative dividends.....................................................    (744,442)     (673,428)
                                                                              ----------    ----------
       Total stockholders' equity...........................................     563,373       563,472
                                                                              ----------    ----------
                                                                              $1,317,930    $1,381,007
                                                                              ==========    ==========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands except per share amounts)

                                                                 Three Months Ended  Nine Months Ended
                                                                   September 30,       September 30,
                                                                 -----------------  ------------------
                                                                   2001     2000      2001      2000
                                                                 -------   -------  --------  --------
Revenues:
   Minimum rent................................................. $32,861   $33,157  $ 98,130  $ 98,058
   Interest and other income....................................   4,658     5,512    15,070    17,803
   Additional rent and additional interest......................   4,022     4,388    12,617    12,683
                                                                 -------   -------  --------  --------
                                                                  41,541    43,057   125,817   128,544
Expenses:
   Interest.....................................................  13,390    14,628    41,805    43,800
   Depreciation and non-cash charges............................   9,061     9,275    28,447    28,030
   General and administrative...................................   2,304     1,423     5,903     4,295
                                                                 -------   -------  --------  --------
                                                                  24,755    25,326    76,155    76,125
                                                                 -------   -------  --------  --------

Net income before gain on sale of properties....................  16,786    17,731    49,662    52,419
Gain on sale of properties......................................   3,043        --     3,043     1,149
                                                                 -------   -------  --------  --------
Net income......................................................  19,829    17,731    52,705    53,568
Preferred stock dividends.......................................  (1,919)   (1,919)   (5,758)   (5,758)
                                                                 -------   -------  --------  --------
Net income available to common stockholders..................... $17,910   $15,812  $ 46,947  $ 47,810
                                                                 =======   =======  ========  ========
Per share amounts:
   Basic/diluted income from continuing operations available to
     common stockholders........................................ $   .31   $   .34  $    .94  $   1.01
                                                                 =======   =======  ========  ========
   Basic/diluted net income available to common stockholders.... $   .38   $   .34  $   1.01  $   1.03
                                                                 =======   =======  ========  ========
   Dividends paid per share..................................... $   .46   $   .46  $   1.38  $   1.38
                                                                 =======   =======  ========  ========
Weighted average shares outstanding.............................  47,301    46,226    46,679    46,226
                                                                 =======   =======  ========  ========


                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                (In thousands)

                                                              Nine Months Ended
                                                                September 30,
                                                            --------------------
                                                              2001       2000
                                                            ---------  ---------
Cash flow from operating activities:
   Net income.............................................. $  52,705  $  53,568
   Gain on sale of properties..............................    (3,043)    (1,149)
   Depreciation and non-cash charges.......................    28,447     28,030
   Amortization of deferred financing costs................       727        766
   Net (increase) decrease in other assets and liabilities.    (2,290)     3,877
                                                            ---------  ---------
       Net cash provided by operating activities...........    76,546     85,092
Cash flow from investing activities:
   Investment in real estate properties....................    (5,818)   (18,111)
   Disposition of real estate properties...................    19,695     18,949
   Investment in mortgage loans receivable.................    (1,261)    (1,696)
   Principal payments on mortgage loans receivable.........    34,055     13,318
                                                            ---------  ---------
       Net cash provided by investing activities...........    46,671     12,460
Cash flow from financing activities:
   Bank borrowings.........................................   142,300    113,800
   Repayment of bank borrowings............................  (168,300)  (141,600)
   Issuance of common stock................................    18,034         --
   Issuance of senior unsecured debt.......................    15,000         --
   Repayments of senior unsecured debt.....................   (60,150)   (10,000)
   Principal payments on notes and bonds...................      (465)      (368)
   Dividends paid..........................................   (71,014)   (70,321)
   Other, net..............................................      (349)      (240)
                                                            ---------  ---------
       Net cash used in financing activities...............  (124,944)  (108,729)
                                                            ---------  ---------
Decrease in cash and cash equivalents......................    (1,727)   (11,177)
Cash and cash equivalents, beginning of period.............     6,149     16,139
                                                            ---------  ---------
Cash and cash equivalents, end of period................... $   4,422  $   4,962
                                                            =========  =========

                            See accompanying notes.

                      NATIONWIDE HEALTH PROPERTIES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001
                                  (Unaudited)

   (i) We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission ("2000 Annual Report"). The results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results for a full year.

   (ii) Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust that invests primarily in health care related facilities and provides financing to health care providers. Whenever we refer herein to "the Company" or to "us" or use the terms "we" or "our," we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

   As of September 30, 2001, we had investments in 318 facilities located in 37 states. The facilities include 174 skilled nursing facilities, 128 assisted living facilities, 13 continuing care retirement communities, 2 rehabilitation hospitals and 1 medical clinic. Our facilities are operated by 62 different operators, including the following publicly traded companies: Alterra Healthcare Corporation ("Alterra"), American Retirement Corporation, ARV Assisted Living, Inc., Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Mariner Post-Acute Network, Inc. and Sun Healthcare Group, Inc. Of the operators of the facilities, only Alterra, which accounted for 12% of our revenues for the nine months ended September 30, 2001, accounts for more than 10% of our revenues.

   As of September 30, 2001, we had direct ownership of 146 skilled nursing facilities, 121 assisted living facilities, 9 continuing care retirement communities, 2 rehabilitation hospitals and 1 medical clinic. Substantially all of our owned facilities are leased under "net" leases that are accounted for as operating leases.

   The leases have initial terms ranging from 5 to 19 years, and generally have two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101"), which we adopted during the fourth quarter of 2000, does not allow for the recognition of such revenue until all possible contingencies have been eliminated. For additional information about the effects of SAB No. 101, please see Footnote 2 "Summary of Significant Accounting Policies" and Footnote 16 "Quarterly Financial Data" to our financial statements in our 2000 Annual Report. Most of the leases contain provisions such that the total rent cannot decrease from one year to the next. In addition, most of the leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the leases have corporate guarantees, and leases covering 207 facilities are backed by irrevocable letters of credit or security deposits that cover from 1 to 12 months of monthly minimum rents. Under the terms of the leases, the lessees are responsible for all maintenance, repairs, taxes and insurance on the leased properties.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                              September 30, 2001
                                  (Unaudited)

   As of September 30, 2001, we held 27 mortgage loans secured by 28 skilled nursing facilities, 7 assisted living facilities and 4 continuing care retirement communities. As of September 30, 2001, the mortgage loans had a net book value of approximately $140,500,000 with individual outstanding balances ranging from approximately $214,000 to $16,104,000 and maturities ranging from 2001 to 2024.

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

                                         Three months ended September 30,
                                         --------------------------------
                                               2001            2000
                                         ---------------- ---------------
                                          Income  Shares   Income  Shares
                                         -------  ------  -------  ------
                                                  (In thousands)
Income before gain on sale of properties $16,786          $17,731
Less: preferred stock dividends.........   1,919            1,919
                                         -------          -------
Amounts used to calculate Basic EPS.....  14,867  47,241   15,812  46,226
Effect of dilutive securities:
   Stock options........................      --      60       --      --
                                         -------  ------  -------  ------
Amounts used to calculate Diluted EPS... $14,867  47,301  $15,812  46,226
                                         =======  ======  =======  ======

                                         Nine months ended September 30,
                                         --------------------------------
                                               2001            2000
                                         ---------------- ---------------
                                          Income  Shares   Income  Shares
                                         -------  ------  -------  ------
                                                  (In thousands)
Income before gain on sale of properties $49,662          $52,419
Less: preferred stock dividends.........   5,758            5,758
                                         -------          -------
Amounts used to calculate Basic EPS.....  43,904  46,642   46,651  46,226
Effect of dilutive securities:
   Stock options........................      --      37       --      --
                                         -------  ------  -------  ------
Amounts used to calculate Diluted EPS... $43,904  46,679  $46,651  46,226
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

   (v) During the nine months ended September 30, 2001, we completed the construction of one assisted living facility in which our aggregate investment was approximately $10,401,000. Upon completion of construction, we concurrently leased the facility under terms generally similar to our existing leases. During this period we also funded approximately $2,121,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                              September 30, 2001
                                  (Unaudited)


   During the nine-month period ended September 30, 2001, we disposed of four skilled nursing facilities, one assisted living facility and two residential care facilities for the elderly in seven separate transactions for aggregate proceeds of approximately $19,695,000, resulting in a net gain of $3,043,000.

   During the nine months ended September 30, 2001, two mortgage loans aggregating $20,727,000 secured by two skilled nursing facilities were repaid. In addition, portions of two mortgage loans aggregating $11,563,000 secured by three skilled nursing facilities were also repaid. During the nine-month period ended September 30, 2001, we also foreclosed on one mortgage loan secured by a skilled nursing facility and four mortgage loans secured by a total of four parcels of land in the aggregate principal amount of approximately $5,625,000.

   During the nine months ended September 30, 2001, we issued one million shares of common stock at $18.00 per share to two mutual funds advised by Cohen & Steers Capital Management, Inc. The issuance of the shares did not involve any underwriting fees. We recorded the stock issuance net of approximately $25,000 of legal and accounting fees related to the issuance and sale of the shares.

   During the nine-month period ended September 30, 2001, we repaid $60,150,000 in aggregate principal amount of medium-term notes that bore interest at a weighted average fixed rate of 6.89%. During the nine months ended September 30, 2001, we also issued $15,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 9.75% and mature on March 20, 2008.

   (vi) The Company capitalizes interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. Capitalized interest for the nine months ended September 30, 2001 and 2000 was $613,000 and $1,062,000, respectively.

   (vii) In December 2000, Balanced Care Corporation ("BCC") notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC managed the facilities on an interim basis on our behalf until we had a new lessee in place. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December through March.

                      NATIONWIDE HEALTH PROPERTIES, INC.

                              September 30, 2001
                                  (Unaudited)


   Four of the operators of facilities we own have filed for protection under the United States bankruptcy laws. Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact the Company. Our rent has been paid each month on a timely basis. While there is a possibility that the tenants may decide to reject the leases on these properties, and while we have identified parties interested in leasing these facilities, any new leases may be at a lower rental rate. The table below summarizes, for the three operators of nursing homes, the filing dates of the bankruptcies, the number of our owned facilities operated by each operator as of September 30, 2001, our investment in facilities subject to the bankruptcies at September 30, 2001, the percentage of our revenues for 2001 relating to the facilities operated by each operator at September 30, 2001 and cash deposits and letters of credit currently held by us as security for each operator. The fourth operator in bankruptcy, Assisted Living Concepts, Inc. ("ALC"), which operates assisted living facilities, filed for bankruptcy on October 1, 2001. We lease two buildings and have provided two mortgage loans secured by two buildings to ALC that represent less than 1% of our revenues and our total investments at September 30, 2001.

                                                  Number of                Percentage
                                   Bankruptcy     Facilities  Investment    of 2001    Security
Operator                           Filing Date     Operated  in Facilities  Revenues   Deposits
--------                         ---------------- ---------- ------------- ---------- ----------
Integrated Health Services, Inc. February 2, 2000      7      $35,109,000      3%     $  643,000
Mariner Post-Acute Network, Inc. January 18, 2000      7       28,022,000      3       1,190,000
Sun Healthcare Group, Inc....... October 14, 1999      6       25,623,000      2         870,000
                                                      --      -----------      -      ----------
Totals..........................                      20      $88,754,000      8%     $2,703,000
                                                      ==      ===========      =      ==========

                      NATIONWIDE HEALTH PROPERTIES, INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              September 30, 2001

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

Operating Results

  Nine Months 2001 Compared to Nine Months 2000

   Minimum rent increased $72,000, or less than 1%, over the same period in 2000. The slight increase was primarily due to minimum rent from investments we made in additional leased facilities during the last twelve months and the conversion of two mortgage loans to leases during the same period, partially offset by the disposal of ten facilities since March 31, 2000. Interest and other income decreased by $2,733,000, or 15%, over the same period in 2000. The decrease was primarily due to the payoff of mortgage loans securing eight facilities since March 31, 2000, the conversion of five mortgage loans to leases since March 31, 2000 and repayments of the principal balance on mortgage loans and notes receivable during the last twelve months, partially offset by a mortgage loan provided on one of the facilities sold in December 2000. Additional rent and additional interest decreased by $66,000, or 1%, over the same period in 2000 after the restatement of the September 30, 2000 additional rent and additional interest amount from $12,659,000 to $12,683,000 caused by the adoption of SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB No. 101") in the fourth quarter of 2000. The decrease was primarily due to the disposal of facilities and the payoff of mortgage loans discussed above partially offset by increased additional rent and additional interest as provided for in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

   Interest and amortization of deferred financing costs decreased $1,995,000, or 5%, over the same period in 2000. The decrease was primarily due to a reduction in the borrowings and average interest rates on our $100,000,000 bank line of credit and the payoff of $80,150,000 of fixed rate medium-term notes during the last twelve months, partially offset by the issuance of $15,000,000 of fixed rate medium-term notes during the first quarter of 2001 and a reduction in interest capitalized on construction projects. Depreciation and non-cash charges increased $417,000, or 1%, over the same period in 2000. The increase was primarily attributable to increased depreciation due to the completion of additional facilities since March 31, 2000 and the write-off of certain capitalized costs, partially offset by the disposal of facilities during the same period. General and administrative costs increased $1,608,000, or 37%, over the same period in 2000. The increase was primarily due to costs related to the bankruptcy proceedings of and settlements with three of the operators of our facilities discussed below, costs related to the return of ten facilities from an operator also discussed below and increases in compensation and other general expenses.

  Third Quarter 2001 Compared to Third Quarter 2000

   Minimum rent decreased $296,000, or 1%, over the same period in 2000. The decrease in minimum rent was primarily due to the disposal of ten facilities since March 31, 2000, partially offset by minimum rent from investments we made in additional leased facilities during the last twelve months and the conversion of three mortgage loans to leases during the same period. Interest and other income decreased by $854,000, or 15%, over the same period in 2000. The decrease was primarily due to the payoff of mortgage loans securing eight facilities since March 31, 2000, the conversion of five mortgage loans to leases since March 31, 2000 and repayments of the principal balance on mortgage loans and notes receivable during the last twelve months, partially offset by a mortgage loan provided on one of the facilities sold in December 2000. Additional rent and additional interest decreased by $366,000, or 8%, over the same period in 2000 after the restatement of the September 30, 2000 additional rent and additional interest amount from $4,222,000 to $4,388,000 caused by the adoption of SAB No. 101 in the fourth quarter of 2000. The decrease was primarily due to the disposal of facilities and the payoff of mortgage loans discussed above partially offset by increased additional rent and additional interest as provided for in the Company's existing leases and mortgage loans receivable based on increases in the facility revenues or the Consumer Price Index.

   Interest and amortization of deferred financing costs decreased $1,238,000, or 8%, over the same period in 2000. The decrease was primarily due to a reduction in the borrowings and average interest rates on our $100,000,000 bank line of credit and the payoff of $80,150,000 of fixed rate medium-term notes during the last twelve months, partially offset by the issuance of $15,000,000 of fixed rate medium-term notes during the first quarter of 2001 and a reduction in interest capitalized on construction projects. Depreciation and non-cash charges decreased $214,000, or 2% over the same period in 2000. The decrease in depreciation and non-cash charges was primarily attributable to the disposal of facilities since March 31, 2000 partially offset by increased depreciation due to the completion of additional facilities during the same period. General and administrative costs increased $881,000, or 62%, over the same period in 2000. The increase was primarily due to costs related to the bankruptcy proceedings of and settlements with three of the operators of our facilities discussed below, costs related to the return of ten facilities from an operator also discussed below, and increases in compensation and other general expenses.

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

Information Regarding Certain Operators

   Over-leveraging and changes in reimbursement levels during 1999 have had an adverse impact on the financial performance of some of the companies that operate nursing homes owned by the Company. Four of the companies that operate our facilities have filed for protection under the United States bankruptcy laws. The table below summarizes, for the three operators of nursing homes, the filing dates of the bankruptcies, the number of our owned facilities operated by each operator as of September 30, 2001, our investment in facilities subject to the bankruptcies at September 30, 2001, the percentage of our revenues for 2001 relating to the facilities operated by each operator at September 30, 2001 and cash deposits and letters of credit currently held by us as security for each operator. The fourth operator in bankruptcy, Assisted Living Concepts, Inc. ("ALC"), which operates assisted living facilities, filed for bankruptcy on October 1, 2001. We lease two buildings and have provided two mortgage loans secured by two buildings to ALC that represent less than 1% of our 2001 revenues and our total investments at September 30, 2001.

                                                  Number of                Percentage
                                   Bankruptcy     Facilities Investment in  of 2001    Security
            Operator               Filing Date     Operated   Facilities    Revenues   Deposits
            --------             ---------------- ---------- ------------- ---------- ----------
Integrated Health Services, Inc. February 2, 2000      7      $35,109,000       3%    $  643,000
Mariner Post-Acute Network...... January 18, 2000      7       28,022,000       3      1,190,000
Sun Healthcare Group, Inc....... October 14, 1999      6       25,623,000       2        870,000
                                                      --      -----------      --     ----------
       Totals...................                      20      $88,754,000       8%    $2,703,000
                                                      ==      ===========      ==     ==========

   Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact the Company. The tenant's decision whether to assume leases is usually based primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the 14 remaining facilities leased to and operated by these three companies that have not been assumed are not providing adequate cash flows on their own to cover the rent under the leases. Our rent has been paid each month on a timely basis. Nevertheless, there is a possibility that the tenants may decide to reject the leases on these properties, and while we have identified parties interested in leasing these facilities, any new leases may be at a lower rental rate.

   Mariner Post-Acute Network ("Mariner") has assumed the leases on 6 of the 7 facilities it currently leases from us. It has returned 14 facilities to us to date, all of which have been leased to new operators. The leases for 11 of the returned facilities are at rates substantially consistent with what was previously received from Mariner; however, the leases for the other 3 facilities are at significantly lower rental rates. Sun Healthcare Group, Inc. ("Sun") has not assumed any of the 6 facilities it currently leases from us. It has returned 19 facilities to us to date, 17 of which have been leased to new operators, one of which has been sold and one of which is not currently leased. The leases on the buildings that have been leased to new operators are substantially consistent with what was previously received from Sun. We expect the net rate reduction on the facilities returned and those we believe may be returned by Mariner and Sun to result in a decrease in income of approximately $0.04 per share on an annualized basis.

   In addition to the above, we have one mortgage loan directly with Mariner in the amount of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represented approximately .5% of our revenues for the nine months ended September 30, 2001 and the mortgage loan has a security deposit in the amount of $400,000. We have not received any payments on this mortgage loan subsequent to March 2000. Under bankruptcy statutes, the court imposes an automatic stay with respect to our actions to collect or pursue remedies with respect to mortgage loans and we are precluded from exercising foreclosure or other remedies against the borrower. Unlike a lease, a mortgage loan is not subject to assumption or rejection. The mortgage loan may be divided into (i) a secured loan for the portion of the mortgage loan that does not exceed the value of the property and (ii) an unsecured loan for the portion of the mortgage loan that exceeds the value of the property, which unsecured portion would be treated like general unsecured claims in the bankruptcy estate. We would only be entitled to the recovery of interest and costs if and to the extent that the value of the collateral exceeds the amount owed, and we believe it currently does. In addition, the courts may modify the terms of a mortgage, including the rate of interest and timing of principal payments.

   In December 2000, Balanced Care Corporation ("BCC") notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC managed the facilities on an interim basis on our behalf until we had a new lessee in place. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December through March.

   In general, the replacement of operators that have defaulted on lease or loan obligations could be delayed by the approval process of any regulatory agency necessary for the transfer of the property or the replacement of the operator licensed to operate the facility.

Liquidity and Capital Resources

   During the nine months ended September 30, 2001, we completed the construction of one assisted living facility in which our aggregate investment was approximately $10,401,000. Upon completion of construction, we concurrently leased the facility under terms generally similar to our existing leases. During this period, we also funded approximately $2,121,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The construction advances and capital improvements were funded by borrowings on our bank line of credit and by cash on hand.

   During the nine-month period ended September 30, 2001, we disposed of four skilled nursing facilities, one assisted living facility and two residential care facilities for the elderly in seven separate transactions for aggregate proceeds of approximately $19,695,000, resulting in a net gain of $3,043,000. The proceeds received were used to repay borrowings on our bank line of credit.

   During the nine months ended September 30, 2001, two mortgage loans aggregating $20,727,000 secured by two skilled nursing facilities were repaid. In addition, portions of two mortgage loans aggregating $11,563,000 secured by three skilled nursing facilities were also repaid. The proceeds received were used to repay borrowings on our bank line of credit.

   During the nine-month period ended September 30, 2001, we issued one million shares of common stock at $18.00 per share to two mutual funds advised by Cohen & Steers Capital Management, Inc. The issuance of the shares did not involve any underwriting fees. We recorded the stock issuance net of approximately $25,000 of legal and accounting fees related to the issuance and sale of the shares. The proceeds received were used to repay borrowings on our bank line of credit.

   During the nine months ended September 30, 2001, we repaid $60,150,000 in aggregate principal amount of medium-term notes that bore interest at a weighted average fixed rate of 6.89%. The repayment was funded by borrowings on our bank line of credit, by cash on hand and by the issuance of $15,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 9.75% and mature on March 20, 2008. We plan to repay the $18,000,000 of medium-term notes that mature in December with borrowings on our bank line of credit.

   At September 30, 2001, we had $47,000,000 available under our $100,000,000 bank line of credit that expires on March 31, 2003. We have shelf registrations on file with the Securities and Exchange Commission under which we may issue
(a) up to $427,100,000 in aggregate principal amount of medium term notes and
(b) up to approximately $160,247,000 of securities including debt, convertible debt, common and preferred stock.

   We may make additional investments in healthcare related facilities, although the level of our new investments has decreased during the last two years. During that time, we have not been making significant additional investments beyond our actual commitments because access to long-term capital was not available under favorable terms. The common stock issuance during the second quarter may indicate that our ability to access capital and fund investments may be improving. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity.

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

   We provide mortgage loans to operators of healthcare facilities as part of our normal operations. The majority of the loans have fixed rates. Three of the mortgage loans have adjustable rates; however, the rates adjust only once or twice over the loan lives and the minimum adjusted rates are equal to the current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes.

   The Company utilizes debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate bank line of credit to fund our acquisitions until market conditions were appropriate, based on management's judgment, to issue stock or fixed rate debt to provide long-term financing.

   During the nine months ended September 30, 2001, we repaid $60,150,000 of fixed rate debt at a weighted average rate of 6.89% and issued $15,000,000 of 9.75% fixed rate debt. In addition, the bank borrowings under our bank line of credit have decreased from $79,000,000 to $53,000,000.

   For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows.

   Increases in interest rates during 2000 made it more expensive for us to access debt capital through our medium-term note program. Decreases in interest rates during 2001 have resulted in a decrease in interest expense related to our bank line of credit, but have not significantly reduced our cost to access debt capital through our medium-term note program. Any future interest rate increases may increase the cost of any borrowings to finance future acquisitions or replace current long-term debt as it matures.

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

Date: November 9, 2001

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