Form 10-K
period 2001-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2002-02-21
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to

Commission file number 1-9028

NATIONWIDE HEALTH PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-3997619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Newport Center Drive, Suite 1150 Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)

Registrant’s telephone number, including area code: (949) 718-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 Par Value	New York Stock Exchange
7.677% Series A Cumulative Preferred	None

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

The aggregate market value of the voting stock held by non-affiliates of the Company is approximately $931,688,000 as of January 31, 2002.

47,250,651
(Number of shares of common stock outstanding as of January 31, 2002)

Part III is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002.

PART I

Item 1.    Business.

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in healthcare related facilities and provides financing to health care providers. Whenever we refer herein to “the Company” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and subsidiaries. At December 31, 2001, we had investments in 309 facilities located in 37 states that were operated by 60 healthcare providers. The facilities include 165 skilled nursing facilities, 128 assisted living facilities, 13 continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and one medical clinic.

As of December 31, 2001, we had direct ownership of 135 skilled nursing facilities, 121 assisted living facilities, nine continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and one medical clinic. Substantially all of our owned facilities are leased under “triple-net” leases, which are accounted for as operating leases, to 52 healthcare providers. Of our lessees, only Alterra Healthcare Corporation (“Alterra”) is expected to account for more than 10% of our revenues in 2002.

The leases generally have initial terms ranging from 5 to 21 years, and generally have two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB No. 101”), which we adopted during the fourth quarter of 2000 does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates. Also, most of our leases contain provisions that the total rent cannot decrease from one year to the next. Approximately 41% of our facilities are leased under master leases. In addition, most of our leases contain cross collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under our leases have corporate guarantees, and leases covering 195 facilities are backed by irrevocable letters of credit or security deposits that cover up to 12 months, most of which cover from three to six months, of monthly minimum rents. Under the terms of the leases, the lessee is generally responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During 2001, we completed the construction of one assisted living facility in which our total aggregate investment was approximately $10,438,000. Additionally, we funded approximately $6,270,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. These capital improvements generally result in an increase in the minimum rents we earn on these facilities.

At December 31, 2001, we held 29 mortgage loans secured by 30 skilled nursing facilities, seven assisted living facilities and four continuing care retirement communities. These loans had an aggregate outstanding principal balance of approximately $144,289,000 and a net book value of approximately $140,474,000 at December 31, 2001, net of an aggregate discount and reserve totaling approximately $3,815,000. The mortgage loans have individual outstanding balances ranging from approximately $185,000 to $16,104,000 and have maturities ranging from 2002 to 2024.

The following table summarizes our major operators, the number of facilities each operates and the percentage of our annualized revenues received from each operator during 2001, as adjusted for facilities disposed during 2001:

Operator	Number of Facilities Operated	Percentage of Annualized Revenue
Alterra Healthcare Corporation	54	13%
ARV Assisted Living, Inc.	16	9%
Beverly Enterprises, Inc.	31	9%
American Retirement Corporation	11	8%
Epoch Senior Living	8	5%
Senior Services of America	10	4%
Liberty Healthcare	17	4%
Nexion Health Management, Inc.	21	4%
Laureate Group	4	4%
Integrated Health Services, Inc.	11	4%
Senior Housing Associates	6	3%
Mariner Post-Acute Network, Inc.	8	3%
Life Care Centers of America, Inc.	6	3%

We have historically provided lease or mortgage financing for healthcare facilities to qualified operators and acquired additional healthcare related facilities, including skilled nursing facilities, assisted living facilities, rehabilitation hospitals and long-term acute care hospitals. Financing for these investments was provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity and the assumption of secured indebtedness.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a “real estate investment trust” under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a real estate investment trust, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (e.g. at the corporate and stockholder levels) that usually results from investment in the stock of a corporation.

Properties

Of the 309 facilities in which we have investments, we have direct ownership of 135 skilled nursing facilities, 121 assisted living facilities, nine continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and one medical clinic. Substantially all of the properties are leased to other parties under terms that require the lessee, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

Skilled Nursing Facilities

Skilled nursing facilities provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high-technology, care-intensive, high-cost setting of an acute care or rehabilitative hospital. Treatment programs include physical, occupational, speech, respiratory and other therapeutic programs, including sub-acute clinical protocols such as wound care and intravenous drug treatment.

Assisted Living Facilities

Assisted living facilities provide services to aid in everyday living, such as bathing, routine or special meals, security, transportation, recreation, medication supervision and limited therapeutic programs. More intensive medical needs of the residents are often met within our assisted living facilities by home health providers, close coordination with the individual’s physician and skilled nursing facilities. Assisted living facilities are increasingly successful as lower cost, less institutional alternatives to the health problems of the elderly or medically frail.

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

Rehabilitation Hospitals

Rehabilitation hospitals provide inpatient and outpatient medical care to patients requiring high intensity physical, respiratory, neurological, orthopedic and other treatment protocols and for intermediate periods in their recovery. These programs are often the most effective in treating severe skeletal or neurological injuries and traumatic diseases such as stroke and acute arthritis.

Long-Term Acute Care Hospitals

Long-term acute care hospitals serve medically complex, chronically ill patients. These hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. While these patients suffer from conditions that require a high level of monitoring and specialized care, they may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital.

The following table sets forth certain information regarding our owned facilities as of December 31, 2001.

Facility Location	Number of Facilities	Number of Beds/ Units(1)	Gross Investment	2001 Rent(2)
	(Dollars in Thousands)
Assisted Living Facilities:
Alabama	2	166	$5,953	$566
Arizona	2	142	7,868	795
Arkansas	1	32	2,151	171
California	13	1,590	79,578	10,862
Colorado	6	609	45,615	4,487
Delaware	1	54	5,301	577
Florida	20	1,363	93,764	9,397
Idaho	1	158	11,800	1,281
Indiana	1	50	4,666	441
Kansas	4	231	13,470	1,217
Kentucky	1	44	2,657	291
Louisiana	1	104	7,385	887
Maryland	1	56	5,200	535
Massachusetts	1	118	11,008	1,057
Michigan	1	143	7,306	1,081
Nevada	2	155	13,616	1,280
New Jersey	1	52	4,085	363
North Carolina	1	42	2,916	271
Ohio	11	635	38,952	4,053
Oklahoma	3	188	8,133	805
Oregon	6	536	28,831	3,029
Pennsylvania	3	247	25,210	1,813
Rhode Island	3	274	30,060	3,197
South Carolina	4	162	11,041	986
Tennessee	5	278	24,738	2,400
Texas	17	943	77,274	7,209
Virginia	2	153	12,974	1,633
Washington	4	341	22,934	2,496
West Virginia	1	60	6,132	627
Wisconsin	2	422	29,061	2,258

Subtotals	121	9,348	639,679	66,065

Facility Location	Number of Facilities	Number of Beds/ Units(1)	Gross Investment	2001 Rent(2)
	(Dollars in Thousands)
Skilled Nursing Facilities:
Arizona	1	130	$3,540	$653
Arkansas	8	833	34,914	3,200
California	7	904	24,869	4,023
Connecticut	4	464	14,259	973
Florida	8	1,098	27,603	3,010
Georgia	1	100	4,342	390
Idaho	1	64	792	81
Illinois	2	210	5,549	793
Indiana	7	886	27,335	3,443
Kansas	8	627	13,210	1,497
Maryland	4	749	22,233	3,560
Massachusetts	16	1,611	74,355	7,393
Minnesota	4	618	20,351	1,717
Mississippi	1	120	4,467	413
Missouri	1	108	2,740	518
Nevada	1	140	4,034	534
New Jersey	1	180	6,808	293
North Carolina	1	150	2,360	333
Ohio	6	811	28,527	3,587
Oklahoma	3	253	3,939	394
Tennessee	5	508	18,509	1,958
Texas	26	2,893	62,668	8,673
Virginia	4	604	18,568	2,910
Washington	7	697	29,165	2,938
Wisconsin	8	773	19,692	2,904

Subtotals	135	15,531	474,829	56,188

Continuing Care Retirement Communities:
California	1	279	12,427	1,584
Colorado	1	119	3,115	332
Georgia	1	190	11,492	971
Kansas	1	200	13,204	1,374
Massachusetts	1	178	14,292	1,409
Tennessee	1	80	3,178	355
Texas	1	352	30,370	2,842
Wisconsin	2	942	64,361	6,142

Subtotals	9	2,340	152,439	15,009

Facility Location	Number of Facilities	Number of Beds/ Units(1)	Gross Investment	2001 Rent(2)
	(Dollars in Thousands)
Rehabilitation Hospitals:
Arizona	1	60	$10,710	$1,088

Long-Term Acute Care Hospitals:
Arizona	1	56	6,166	408

Medical Clinics:
Alabama	1	—	2,433	—

Land Parcels:
Alabama	—	—	867	—
Florida	—	—	1,262	—
Maine	—	—	344	—
Michigan	—	—	2,015	—
New Hampshire	—	—	737	—
Ohio	—	—	1,759	—
Pennsylvania	—	—	1,599	—
Texas	—	—	810	—

Subtotals	—	—	9,393	—

Total All Owned Facilities	268	27,335	$1,295,649	$138,758

(1)	Assisted living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.

(2)	Rental income for 2001 for each of the properties we owned at December 31, 2001.

Competition

We generally compete with other REITs, including Health Care Property Investors, Inc., Senior Housing Properties Trust, Healthcare Realty Trust Incorporated and Health Care REIT, Inc., real estate partnerships, healthcare providers and other investors, including, but not limited to, banks and insurance companies, in the acquisition, leasing and financing of health care facilities. The operators of the healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, services offered, family preferences, physicians, staff and price.

Regulation

Payments for healthcare services provided by the operators of our facilities are received principally from four sources: Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; private funds; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to nursing facilities and the amount of additional rents payable to us under our leases. Effective for cost reporting years beginning after July 1, 1998, the payment methodology for skilled nursing facilities under the Medicare program was changed. Under the revised methodology, Medicare reimburses skilled nursing facilities operators for nursing care, ancillary services and capital costs at a flat per diem rate. In the past, a cost-based system of reimbursement was used. This changed reimbursement methodology has been phased in over four years. Payments under the new methodology are generally lower than the payments the facilities had historically received, however there has been some relief during 2000 and 2001 as a portion of the reduction in payments was reversed. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients. In fact, the Medicare Payment Advisory Commission has recommended that some of the relief implemented in 2000 and 2001 be allowed to expire in 2002, which would result in a reduction in Medicare payments of approximately 10%. Any changes in reimbursement levels could have an adverse impact on the revenues of the operators of our facilities, which could in turn adversely impact their ability to make their monthly lease or debt payments to us.

Healthcare facilities in which we invest are also generally subject to state licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need (“CON”), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements generally do not apply to assisted living facilities. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to licensure and CONs on the operations of our lessees and mortgagees.

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the Board of Directors (the “Board”), serves at their pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” between any of the named executive officers or any director. All information is given as of February 15, 2002.

Name	Position	Age
R. Bruce Andrews	President and Chief Executive Officer	61
Donald D. Bradley	Senior Vice President and General Counsel	46
Mark L. Desmond	Senior Vice President and Chief Financial Officer	43
T. Andrew Stokes	Senior Vice President of Corporate Development	53
David M. Boitano	Vice President of Development	40
Steven J. Insoft	Vice President of Development	38
John J. Sheehan, Jr.	Vice President of Development	44

R. Bruce Andrews—President and Chief Executive Officer since September 1989 and a director since October 1989. Mr. Andrews had previously served as a director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. From 1986 through 1989, Mr. Andrews was engaged in various private investments. Mr. Andrews is also a director of CenterTrust Retail Properties, Inc.

Donald D. Bradley—Senior Vice President and General Counsel since March 2001. From January 2000 to February 2001, Mr. Bradley was engaged in various personal interests. Mr. Bradley was formerly the General Counsel of Furon Company, a NYSE-listed international, high performance polymer manufacturer from 1990 to December 1999. Previously, Mr. Bradley served as a Special Counsel of O’Melveny & Myers LLP, an international law firm with which he had been associated since 1982.

Mark L. Desmond—Senior Vice President and Chief Financial Officer since January 1996. Mr. Desmond was Vice President and Treasurer from May 1990 to December 1995 and Controller, Chief Accounting Officer and Assistant Treasurer from June 1988 to April 1990. From 1986 until joining the Company, Mr. Desmond held various accounting positions with Beverly Enterprises, Inc., an operator of nursing facilities, pharmacies and pharmacy related outlets.

T. Andrew Stokes—Senior Vice President of Corporate Development since January 1996. Mr. Stokes was Vice President of Development from August 1992 to December 1995. From 1989 until joining the Company, Mr. Stokes was Healthcare Group Director of Houlihan, Lokey, Howard & Zukin, a national financial advisory firm. From 1984 to 1988, Mr. Stokes served as Vice President, Corporate Development for American Medical International, Inc., a hospital management company.

David M. Boitano—Vice President of Development since February 2002. From June 2000 until November 2001 Mr. Boitano was the Chief Operating Officer for Essential Markets, Inc., an information technology company. Mr. Boitano was formerly the Senior Vice President of Finance and Acquisitions and Treasurer, and the Vice President of Finance of Alterra Healthcare Corporation, an operator of assisted living facilities, from May 1996 until May 2000. From March 1994 until May 1996, Mr. Boitano was the Chief Financial Officer of Crossings International Corporation, an operator of assisted living facilities.

Steven J. Insoft—Vice President of Development since February 1998. From 1991 to 1997, Mr. Insoft served as President of CMI Senior Housing & Healthcare, Inc., an operator of nursing facilities. From 1988 to 1991, Mr. Insoft was an Associate in the Capital Markets Group of Prudential Insurance Company of America.

John J. Sheehan, Jr.—Vice President of Development since February 1996. From April 1990 until joining the Company, Mr. Sheehan was Vice President, Mortgage Finance for Life Care Centers of America, an operator and manager of nursing facilities. From September 1987 through April 1990, Mr. Sheehan served as Director of Asset Management for Southmark Corporation, a real estate syndication company.

Employees

As of February 15, 2002, we had 14 employees.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision in the Company. The risks and uncertainties described below are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows. As a result, our ability to pay distributions on, and the market price of, our common stock may be adversely affected if any of such risks are realized. Whenever we refer herein to “the Company” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and subsidiaries.

Operator Obligations

Our income would be adversely affected if a significant number of our operators were unable to meet their obligations to us or if we were unable to lease our facilities or make mortgage loans on economically favorable terms. There can be no assurance that a lessee will exercise its option to renew its lease upon the expiration of the initial term or that if such failure to renew were to occur, we could lease the facility to another operator on favorable terms.

Operator Governmental Regulations

Our operators are subject to regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on our operators’ costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any of our operators to comply with such laws, requirements and regulations could adversely affect such operator’s ability to meet its obligations to us.

Operator Reimbursement Rates

The ability of our operators to generate revenue and profit affects the underlying value of our facilities. Revenues of our operators are generally derived from payments for patient care from the federal Medicare program, state Medicaid programs, private insurance carriers, health care service plans, health maintenance organizations, preferred provider arrangements, self-insured employers as well as the patients themselves.

A significant portion of our operators’ revenue is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

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

Operator Financial Difficulties

Our facilities are operated by 60 health care providers including public companies such as Alterra Healthcare Corporation, American Retirement Corporation, ARV Assisted Living Inc., Beverly Enterprises, Inc.,

Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services (“Integrated”), Mariner Post-Acute Network (“Mariner”), Sun Healthcare Group, Inc. (“Sun”) and Assisted Living Concepts, Inc. (“ALC”). At December 31, 2001, Alterra operated 54 facilities representing approximately 13% of our revenues. Other than Alterra, no health care provider operated facilities representing over 10% of our revenues.

At December 31, 2001, five operators, Sun, Mariner, Integrated, ALC and SV/Home Office, Inc. and affiliates, have filed for bankruptcy protection. Effective January 1, 2002, ALC emerged from its bankruptcy proceeding. See “Management’s Discussion and Analysis—Information Regarding Certain Operators” for a more comprehensive discussion of our relationship with these operators. In addition, on February 26, 2001, Alterra announced that it commenced discussion with its principal lenders and lessors regarding the restructuring of its debt and lease obligations. While we expect to be able to accommodate Alterra’s restructuring efforts without any adverse effect to the Company, there can be no guarantee that the restructuring will not have a negative impact on earnings or cash flow.

Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or general downturn in business of any such operator, or in the event any such operator does not renew or extend its relationship with us as its term expires.

Operators Seeking Bankruptcy Protection

We are exposed to the risk that our operators may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict an operator, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding.

If one of our lessees seeks bankruptcy protection, the lessee can either assume or reject the lease. Generally, the operator is required to make rent payments to us during their bankruptcy until they reject the lease. If the lessee assumes the lease, the court cannot change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. If the facility is returned to us, our financial condition could be adversely affected by delays in leasing the facility to a new operator.

In the event of a default by our operators under mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to a property and thereafter making substantial improvements or repairs in order to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. High “loan to value” ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the replacement of the operator licensed to manage the facility. In some instances, we may take possession of a property that may expose us to successor liabilities. If any of these events occur, our revenue and operating cash flow could be adversely affected. See “Management’s Discussion and Analysis—Information Regarding Certain Operators” for a discussion regarding five of our operators that have filed for bankruptcy protection.

Fraud and Abuse Regulations

There are various federal and state laws prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments.

There are also laws that govern referrals and financial relationships. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. State and federal governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers.

Licensing, Certification and Accreditation

Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities. In granting and renewing licenses, regulatory agencies consider, among other things, the physical buildings and equipment, the qualifications of the administrative personnel and nursing staff, the quality of care and the continuing compliance with the laws and regulations relating to the operation of the facilities. In the ordinary course of business, the operators receive notices of deficiencies for failure to comply with various regulatory requirements and take appropriate corrective and preventive actions.

Failure to obtain licensure or loss of licensure would prevent a facility from operating. Failure to maintain certification in the Medicare and Medicaid programs would result in a loss of funding from those programs. Although accreditation is generally voluntary, loss of accreditation could result in a facility failing to meet eligibility requirements to participate in various reimbursement programs. These events could adversely affect the facility operator’s ability to meet its obligations to the Company.

Competition

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, overbuilding in the assisted living market during the past several years caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services. This resulted in lower revenues for the operators of certain of our facilities. It may also have contributed to the financial difficulties of some of our operators. While we believe that overbuilt markets should reach stabilization in the next couple of years due to minimal new development, we cannot be certain the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. There can also be no assurance that our operators will not encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to meet their obligations to the Company.

Debt Obligations

We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make distributions to our stockholders, that we will be unable to refinance existing indebtedness and that the terms of refinancing will not be as favorable as the terms of existing indebtedness.

If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase. This increased interest expense would adversely affect our financial condition and results of operations.

Leverage

Financing for our future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. Accordingly, we could become more highly leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

External Sources of Capital

In order to qualify as a REIT under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, we rely on other sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to capital depends upon a number of factors, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Additional debt financing may substantially increase our leverage.

Investment Level

Difficult capital market conditions in our industry have limited our access to capital. As a result, the level of our new investments has decreased. However, we anticipate making additional investments in healthcare related facilities during 2002. In the event that there are mortgage repayments or facility sales in excess of new investments, our revenues may decrease.

Change of Control Provisions

Our charter and bylaws contain provisions that may delay, defer or prevent a change in control or other transactions that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for our common stock.

In order to protect us against the risk of losing our REIT status for federal income tax purposes, our charter prohibits the ownership by any single person of more than 9.9% of the issued and outstanding shares of our voting stock. We will redeem shares acquired or held in excess of the ownership limit. In addition, any acquisition of our common stock or preferred stock that would result in our disqualification as a REIT is null and void. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with such transaction. The Board of Directors has increased the ownership limit applicable to our voting stock to 20% with respect to Cohen & Steers Capital Management, Inc. As of December 31, 2001, Cohen & Steers Capital Management, Inc. held 15.94% of our common stock.

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

Our Charter also contains other provisions that may delay, defer or prevent a transaction, including a change in control, that might involve payment of a premium price for our common stock or otherwise be in the best interests of our stockholders. Those provisions include the following:

•	A proposed consolidation, merger, share exchange or transfer must be approved by two-thirds of the votes entitled to be cast on the matter; and

•
the requirement that any Business Combination be approved by 90% of the outstanding shares unless the transaction receives a unanimous vote or a consent of the Board of Directors or is a combination solely with the wholly-owned subsidiary.

These provisions may impede various actions by stockholders without approval of our Board of Directors, which in turn may delay, defer or prevent a transaction involving a change of control.

Stock Price

As with other publicly-traded equity securities, the market price of our common stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of our stock are the following:

•	the extent of investor interest;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate-based companies);

•	our financial performance and that of our operators;

•	the contents of analyst reports regarding the Company and the REIT industry; and

•
general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions. Such an increase in the required yield from distributions may adversely affect the market price of our common stock.

Other factors such as governmental regulatory action and changes in tax laws could also have a significant impact on the future market price of our common stock.

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. For that reason, shares of our common stock may trade at prices that are higher or lower than the net asset value per share. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. Another factor that may influence the price of our common stock will be the distribution yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates might lead prospective purchasers of our common stock to expect a higher distribution yield, which would adversely affect the market price of our common stock.

REIT Status

We intend to operate in a manner to qualify as a REIT under the Internal Revenue Code. We believe that we have been organized and have operated in a manner, which would allow us to qualify as a REIT under the Internal Revenue Code. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating at least 90% of our annual REIT taxable income. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT.

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

Item 2.    Properties.

See Item 1 for details.

Item 3.    Legal Proceedings.

There are various legal proceedings pending to which we are a party or to which some of our properties are subject arising in the normal course of business. We do not believe that the ultimate resolution of these proceedings will have a material adverse effect on our consolidated financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2000 to December 31, 2001 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods.

	High	Low	Dividend
2001
First quarter	$16.80	$12.81	$.46
Second quarter	20.20	16.08	.46
Third quarter	20.29	16.33	.46
Fourth quarter	20.95	18.36	.46

2000
First quarter	$14.81	$9.56	$.46
Second quarter	15.00	9.63	.46
Third quarter	16.38	13.88	.46
Fourth quarter	16.25	12.00	.46

As of January 31, 2002 there were approximately 900 holders of record of our common stock.

Item 6.    Selected Financial Data.

The following table presents our selected financial data. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Reference is made to Note 4 of the Notes to Consolidated Financial Statements for information regarding our acquisitions.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Operating Data:
Total revenues	$166,837	$171,396	$163,865	$142,584	$115,705
Income from operations	57,093	70,013	71,148	67,427	62,988
Gain (loss) on sale of facilities	11,245	1,149	(335)	2,321	829
Net income	68,338	71,162	70,813	69,748	63,817
Preferred stock dividends	(7,677)	(7,677)	(7,677)	(7,677)	(1,962)
Net income available to common stockholders	60,661	63,485	63,136	62,071	61,855
Dividends paid on common stock	87,093	85,889	83,480	75,128	65,734

Per Share Data:
Basic/diluted net income available to common stockholders	1.30	1.37	1.37	1.39	1.47
Dividends paid on common stock	1.84	1.84	1.80	1.68	1.56

Balance Sheet Data:
Investments in real estate, net	$1,228,987	$1,333,026	$1,372,064	$1,316,685	$1,053,273
Total assets	1,289,838	1,381,007	1,430,056	1,357,303	1,077,394
Senior unsecured notes due 2002-2038	564,750	627,900	657,900	545,150	355,000
Bank borrowings	35,000	79,000	75,300	42,000	19,600
Convertible debentures	—	—	—	57,431	64,512
Notes and bonds payable	91,590	62,857	64,048	64,623	58,297
Stockholders’ equity	555,312	563,472	585,590	605,558	553,046

Other Data:
Net cash provided by operating activities	$83,187	$99,940	$94,659	$106,067	$86,010
Net cash provided by (used in) investing activities	75,721	11,258	(89,753)	(282,968)	(267,302)
Net cash provided by (used in) financing activities	(155,995)	(121,188)	(4,949)	182,891	179,775
Funds from operations available to common stockholders (2)	96,481	99,632	99,602	92,726	80,851
Weighted average shares outstanding	46,836	46,228	46,216	44,645	42,173

(1)	For per share purposes, income from continuing operations is defined as income before the effect of any gains or losses on sales of properties.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward looking statements. Forward looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward looking statements included in this report are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates; the general distress of the healthcare industry; government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs; continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants; the ability of our operators to repay deferred rent in future periods; our ability to attract new operators for certain facilities; occupancy levels at certain facilities; our ability to sell certain facilities for their book value; the amount and yield of any additional investments; changes in tax laws and regulations affecting real estate investment trusts; access to the capital markets and the cost of capital; changes in the ratings of our debt securities; and the risk factors set forth under the caption “ Risk Factors” in Item 1.

Operating Results

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Rental income increased $16,000, or less than 1%, in 2001 as compared to 2000. The increase was primarily a result of one development completed during 2001, a full year of revenues earned by investments in additional facilities in 2000 and the conversion of three facilities from mortgage loans receivable to ownership. The increase was offset by the disposal of 18 facilities during the year, eleven of which were sold in the fourth quarter, and a reduction of the rent at certain facilities related to the settlement with certain operators in bankruptcy proceedings as discussed below. Interest and other income decreased by $4,575,000, or 18%, in 2001 as compared to 2000. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling approximately $32,290,000 secured by five facilities, the conversion of three facilities and four land parcels totaling approximately $13,339,000 from mortgage loans receivable to ownership mentioned above and amortization of notes receivable.

Interest and amortization of deferred financing costs decreased $3,545,000, or 6%, in 2001 as compared to 2000. The decrease was primarily due to a reduction in overall debt levels accomplished with the funds received from the facility sales and mortgage loan receivable payoffs discussed above and decreases in the average interest rates on our $100,000,000 bank line of credit. The decrease was partially offset by a reduction in interest capitalized on construction projects. Depreciation and non-cash charges increased $23,000, or less than 1%, in 2001 as compared to 2000. The increase was attributable to increased depreciation on the development completed in 2001 and the three facilities converted from mortgage loans receivable to ownership and a full year of depreciation related to facilities acquired in 2000. The increase was offset by the disposal of 18 facilities during the year. General and administrative costs increased $2,137,000, or 38%, in 2001 as compared to 2000 primarily due to increases in legal fees and other costs related to five operators in bankruptcy discussed below and general cost increases.

We recorded a net gain of $11,245,000 in 2001 related to the disposal of 15 skilled nursing facilities, two residential care facilities for the elderly and one assisted living facility during the year.

During the fourth quarter of 2001, we recorded an impairment of assets charge of $9,746,000. This charge included $3,647,000 related to the write down of three skilled nursing facilities to their fair value less costs to sell, the provision of a reserve against mortgage loans receivable of $1,500,000 and $4,599,000 of receivable write-offs and reserves against other assets which we believe may have become impaired.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at our facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgages would serve to offset the aforementioned revenue increases, and if sales and repayments exceed additional investments this would actually reduce revenues. There is no assurance that leases will renew at the aggregate existing rent level, so the impact of lease renewals may cause a decrease in the total rent we receive. Additional investments in healthcare facilities would increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Rental income increased $6,946,000, or 5%, in 2000 as compared to 1999. The increase was primarily a result of the five developments completed during 2000, combined with a full year of revenues earned from investments in additional facilities in 1999. Interest and other income increased by $585,000, or 2%, in 2000 as compared to 1999. The increase was primarily due to increases in additional interest based on increases in the facility revenues or the Consumer Price Index pursuant to our existing mortgage loans receivable and interest income on a note received from Beverly Enterprises, Inc. in 2000 as part of a lease settlement, partially offset by the payoff of a mortgage loan receivable and the partial payoff of another mortgage loan receivable during the year.

Interest and amortization of deferred financing costs increased $6,770,000, or 13%, in 2000 as compared to 1999. The increase was primarily due to the issuance of $112,750,000 in fixed rate medium-term notes during 1999, the interest on which is now included for a full year, increases in the average interest rates on our $100,000,000 bank line of credit and a reduction in interest capitalized on construction projects, partially offset by the repayment of $30,000,000 of fixed rate medium term notes during the year. Depreciation and non-cash charges increased $1,165,000, or 3%, in 2000 as compared to 1999. The increase was attributable to increased depreciation on the developments completed in 2000, a full year of depreciation related to facilities acquired in 1999, partially offset by the disposal of 17 facilities during 2000. General and administrative costs increased $731,000, or 15%, in 2000 as compared to 1999 due to increases in legal fees related to the three operators in bankruptcy at that time, general cost increases and additional costs associated with our larger asset base.

Information Regarding Certain Operators

Over-leveraging and changes in reimbursement levels during 1999 had an adverse impact on the financial performance of some of the companies that operate nursing homes we own. In addition, overbuilding in the assisted living sector has resulted in lower than anticipated fill rates and rental rates for some of the companies that operate assisted living facilities owned by us. Five of the companies that operate our facilities have filed for protection under the United States bankruptcy laws. The table below summarizes, for the four operators of nursing homes, the filing dates of the bankruptcies, the number of our owned facilities operated by each operator at December 31, 2001, our investment in facilities subject to the bankruptcies at December 31, 2001, the percentage of our revenues for 2001 relating to the facilities operated by each operator at December 31, 2001 and cash deposits and letters of credit currently held by us as security for each operator. The fifth operator in bankruptcy, Assisted Living Concepts, Inc. (“ALC”), which operates assisted living facilities, filed for bankruptcy on October 1, 2001 and emerged effective January 1, 2002. At December 31, 2001 we leased two buildings and provided two mortgage loans secured by two buildings to ALC that represented less than 1%

of our 2001 revenues and our total investments at December 31, 2001. As part of our arrangement with ALC, as of January 1, 2002, the titles to the two buildings previously securing the mortgage loans were transferred to us in satisfaction of the mortgages and we now lease all four buildings to ALC under a master lease. The new rental rate on these facilities will result in a reduction in income of approximately $500,000 starting in 2002.

Operator	Bankruptcy Filing Date	Number of Facilities Operated	Investment in Facilities	Percentage of 2001 Revenue	Security Deposits
Integrated Health Services, Inc.	February 2, 2000	7	$34,086,000	3%	$643,000
Mariner Post-Acute Network, Inc.	January 18, 2000	7	28,022,000	2%	1,190,000
Sun Healthcare Group, Inc.	October 14, 1999	6	25,623,000	2%	870,000
SV/Home Office, Inc. and certain of its affiliates	November 14, 2001	2	3,186,000	0%	105,000

Totals		22	$90,917,000	7%	$2,808,000

Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact us. The tenant’s decision whether to assume leases is usually based primarily on whether the properties that are operated by the tenant are providing positive cash flows. Only a few of the 16 remaining facilities leased to and operated by these four companies that have not been assumed are not providing adequate cash flows on their own to cover the rent under the leases. Our rent has been paid each month on a timely basis. Nevertheless, there is a possibility that the tenants may decide to reject the leases on these properties, and while we have identified parties interested in leasing these facilities, any new leases may be at a lower rental rate.

Mariner Post-Acute Network, Inc. (“Mariner”) has assumed the leases on six of the seven facilities it currently leases from us. It has returned 14 facilities to us to date, all of which have been leased to new operators. The leases for eleven of the returned facilities are at rates substantially consistent with what was previously received from Mariner; however, the leases for the other three facilities are at significantly lower rental rates. Sun Healthcare Group, Inc. (“Sun”) has not assumed any of the six facilities it currently leases from us. It has returned 19 facilities to us to date, 17 of which have been leased to new operators, one of which has been sold and one of which is not currently leased. The leases on the buildings that have been leased to new operators are substantially consistent with what was previously received from Sun. We expect the net rate reduction on the facilities returned and those we believe may be returned by Mariner and Sun to result in a decrease in income of approximately $2,125,000 on an annualized basis, approximately $1,425,000 of which is reflected in the financial statements for the year ended December 31, 2001. We are currently in negotiations with Integrated Health Services, Inc. (“Integrated”) regarding their portfolio. We expect them to return two facilities to us, to assume the lease on one facility and we expect to recognize a negotiated reduction in rent on the four remaining leases we expect them to keep. We anticipate the result of the above items related to Integrated to result in a decrease in income of approximately $1,525,000 starting in 2002. SV/Home Office, Inc. and certain of its affiliates (“SV”) have returned one facility to us that we disposed of in January 2002 and we have agreed to allow them to continue to lease the remaining facility. The returned facility will result in a reduction in income of approximately $210,000 in 2002. We recorded a charge of approximately $1,929,000 related to the write-down of the facility SV returned to us. This amount was included in the impairment of assets line in our income statement for 2001.

In addition to the above, we have one mortgage loan directly with Mariner with a principal balance of $7,497,000 that is secured by one facility. The revenues from this mortgage loan represent approximately .5% of our revenues for the year ended December 31, 2001. The mortgage loan is secured by a cash deposit in the amount of $400,000. We have not received any payments on this mortgage loan subsequent to March 2000. We also have one mortgage loan directly with SV with a principal balance of $4,850,000 that is secured by two facilities. The revenues from this mortgage loan represent less than .5% of our revenues for the year ended

December 31, 2001. We have agreed to extend this mortgage loan for five years to December 2006. The mortgage is current based on the extended term we have agreed to. Under bankruptcy statutes, the court imposes an automatic stay with respect to our actions to collect or pursue remedies with respect to mortgage loans and we are precluded from exercising foreclosure or other remedies against the borrower. Unlike a lease, a mortgage loan is not subject to assumption or rejection. The mortgage loan may be divided into (i) a secured loan for the portion of the mortgage loan that does not exceed the value of the property and (ii) an unsecured loan for the portion of the mortgage loan that exceeds the value of the property, which unsecured portion would be treated like general unsecured claims in the bankruptcy estate. We would only be entitled to the recovery of interest and costs if and to the extent that the value of the collateral exceeds the amount owed. In addition, the courts may modify the terms of a mortgage, including the rate of interest and timing of principal payments.

In December 2000, Balanced Care Corporation (“BCC”) notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC managed the facilities on an interim basis on our behalf until we had a new operator with licenses in place. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December 2000 through March 2001. During 2001, we recognized revenues related to these buildings in excess of cash received of approximately $5,200,000.

In general, the replacement of operators that have defaulted on lease or loan obligations could be delayed by the approval process of any regulatory agency necessary for the transfer of the property or the replacement of the operator licensed to operate the facility.

Liquidity and Capital Resources

During 2001, we completed the construction of one assisted living facility in which our aggregate investment was approximately $10,438,000. Upon completion of construction, the facility was leased under terms generally similar to our existing leases. During this period, we also funded approximately $6,270,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements generally result in an increase in the minimum rents we earn on these facilities. We funded the construction advances and capital improvements with borrowings on our bank line of credit and cash on hand.

During 2001, we sold 15 skilled nursing facilities, our final two residential care facilities for the elderly and one assisted living facility in twelve separate transactions for aggregate cash proceeds of approximately $50,831,000. We recognized an aggregate gain of $11,245,000 related to the disposal of these facilities. We used the proceeds to repay borrowings on our bank line of credit.

During 2001, we provided a mortgage loan secured by one skilled nursing facility in the amount of $1,000,000. In addition, we funded an additional $1,261,000 on existing mortgage loans. Such additional amounts funded will result in an increase in the interest income we earn on these mortgages. We funded these mortgage loans with borrowings on our bank line of credit and cash on hand.

During 2001, two mortgage loans receivable with an aggregate net book value of approximately $20,727,000 secured by two skilled nursing facilities were repaid at par. In addition, portions of two mortgage loans receivable totaling $11,563,000 secured by three skilled nursing facilities were also repaid. We used the proceeds to repay borrowings on our bank line of credit.

During 2001, we obtained $30,000,000 of mortgage financing for ten years at a 7.7% rate secured by four assisted living facilities. We used the proceeds to repay borrowings on our bank line of credit.

During 2001, we repaid $78,150,000 in aggregate principal amount of medium-term notes. The notes bore fixed interest at a weighted average interest rate of 6.89%. We funded the repayment with borrowings on our bank line of credit, cash on hand and the issuance of $15,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 9.75% and mature on March 20, 2008. We have $50,000,000 of medium-term notes maturing in 2002 that we anticipate repaying with a combination of borrowings on our bank line of credit, cash on hand, potential mortgage loans receivable payoffs and asset sales, the potential issuance of common stock, the issuance of additional medium-term notes under the shelf registrations discussed below or cash from operations. At year-end we had the availability under our bank line of credit to repay the entire $50,000,000 coming due in 2002. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB from Fitch.

At December 31, 2001, we had $65,000,000 available under our $100,000,000 unsecured bank line of credit. At our option, borrowings under the bank line of credit bear interest at prime or at LIBOR plus 1.275%. We pay a facility fee of .35% per annum on the total commitment under the bank line of credit. Under covenants contained in the credit agreement, we are required to maintain, among other things: (i) a minimum net worth of $475,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.5 to 1.0; (iii) a ratio of total liabilities to net worth of not more than 1.6 to 1.0; and (iv) a gross asset value coverage ratio of at least 1.5 to 1.0.

During 2001, we issued one million shares of common stock at $18.00 per share to two mutual funds advised by Cohen & Steers Capital Management, Inc. The issuance of the shares did not involve any underwriting fees. We recorded the stock issuance net of approximately $25,000 of legal and accounting fees related to the issuance and sale of the securities. The proceeds received were used to repay borrowings on our bank line of credit.

We have shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $427,100,000 in aggregate principal amount of medium-term notes and (b) up to $160,247,000 of securities including debt, convertible debt, common and preferred stock.

We did not utilize any off-balance sheet financing arrangements or have any unconsolidated subsidiaries at December 31, 2001, or during the year then ended. During 2001 we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We anticipate that the venture would be funded 50% by cash from the institutional investor and us and 50% by non-recourse secured debt. We expect to be a 25% equity partner in the venture and therefore would have a total cash commitment of $16,250,000. No investments were made by or into this venture during 2001. While this will be an off-balance sheet arrangement if we choose to utilize it in 2002, we expect its leverage to be no more than 50% and we expect to provide disclosure adequate to facilitate an analysis of the venture’s independent financing and operating activities and their impact on the Company.

We have historically deferred rent for the first several months of a lease for buildings we have constructed with the amount deferred to be repaid over the remainder of the term. During 2001 we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. We recognized approximately $7,200,000, $700,000 and $2,700,000 of revenues in excess of cash rent received during 2001, 2000 and 1999, respectively and there is approximately $12,700,000 and $6,200,000 of deferred rent recorded under the caption “Other assets” on the balance sheet at December 31, 2001 and 2000, respectively. The ultimate amount we realize could be less than amounts recorded at December 31, 2001.

We anticipate making additional investments in healthcare related facilities during 2002, although the level of our new investments has been depressed during the last two years. During that time we have not been making significant additional investments beyond our actual commitments because access to long-term capital was not available under favorable terms. The common stock issuance during the second quarter of 2001 may indicate that our ability to access capital and fund investments may be improving. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We anticipate the repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2002. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loan receivable repayments or facility sales to reduce the outstanding balance on our bank line of credit, to repay other borrowings as they mature or to provide capital for future investments. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity.

Impact of New Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations was issued. This pronouncement supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises.” We will adopt SFAS No. 141 for all business combinations initiated after June 30, 2001.

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. This pronouncement changes the accounting for goodwill from an amortization method to an impairment approach. We do not presently have any goodwill recorded and do not believe that this pronouncement will have a material impact on our financial position or results of operations.

In August 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This pronouncement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and a portion of Accounting Principles Board (“APB”) Opinion No. 30 Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and will become effective for us on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations. Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial condition or the results of our operations.

Market Risk Exposure

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2001. Readers are cautioned that many of the statements contained in the “Market Risk Exposure” paragraphs are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

We provide mortgage loans to operators of healthcare facilities as part of our normal operations. The majority of the loans have fixed rates. Three of our mortgage loans have adjustable rates; however, the rates adjust only once or twice over the term of the loans and the minimum adjusted rates are equal to the then current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes in the table and analysis below.

We utilize debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate bank line of credit to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

A portion of our secured debt is variable rate debt in the form of housing revenue bonds that were assumed in connection with the acquisition of certain healthcare facilities. Pursuant to the associated lease arrangements, increases or decreases in the interest rates on the housing revenue bonds would be substantially offset by increases or decreases in the rent received by us on the properties securing this debt. Therefore, there is substantially no market risk associated with our variable rate secured debt.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $470,000.

The table below details the principal amounts and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates. Certain of the mortgage loans receivable and certain items in the various categories of debt require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing current rates offered to us for debt of a similar type and remaining maturity.

	Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable	$1,000	$3,039	—	$5,354	$14,206	$116,875	$140,474	$140,366
Average interest rate	11.00%	10.32%	—	11.50%	10.50%	10.11%	10.22%
Liabilities
Debt
Fixed rate	$50,000	$66,000	$67,750	$18,000	$63,500	$379,106	$644,356	$598,300
Average interest rate	7.35%	7.49%	9.08%	8.66%	7.42%	7.41%	7.63%

Variable rate	—	—	—	—	—	$11,984	$11,984	$11,984
Average interest rate	—	—	—	—	—	3.67%	3.67%

Bank borrowings	—	$35,000	—	—	—	—	$35,000	$35,000
Average interest rate	—	3.15%	—	—	—	—	3.15%

Decreases in interest rates during 2001 resulted in a decrease in interest expense related to our bank line of credit. These interest rate decreases have made it less expensive for us to borrow on our bank line of credit. Any future interest rate increases will increase the cost of borrowings on our bank line of credit, any borrowings to refinance long-term debt as it matures or finance future acquisitions.

Item 8.    Financial Statements and Supplementary Data.

R EPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors of
    Nationwide Health Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. (a Maryland corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nationwide Health Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/S/    ARTHUR ANDERSEN LLP

Orange County, California
January 18, 2002

N ATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

A S S E T S
	December 31,
	2001	2000
	(In thousands)
Investments in real estate
Real estate properties:
Land	$144,869	$142,721
Buildings and improvements	1,150,780	1,182,410
Construction in progress	—	8,478

	1,295,649	1,333,609
Less accumulated depreciation	(207,136)	(186,206)

	1,088,513	1,147,403
Mortgage loans receivable, net	140,474	185,623

	1,228,987	1,333,026
Cash and cash equivalents	9,062	6,149
Receivables	9,274	7,607
Other assets	42,515	34,225

	$1,289,838	$1,381,007

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Bank borrowings	$35,000	$79,000
Senior notes due 2002-2038	564,750	627,900
Notes and bonds payable	91,590	62,857
Accounts payable and accrued liabilities	43,186	47,778
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; issued and outstanding: 1,000,000 as of December 31, 2001 and 2000; stated at liquidation preference of $100 per share	100,000	100,000
Common stock $.10 par value; 100,000,000 shares authorized; issued and outstanding: 47,240,651 and 46,226,484 as of December 31, 2001 and 2000, respectively	4,724	4,623
Capital in excess of par value	574,829	556,658
Cumulative net income	643,957	575,619
Cumulative dividends	(768,198)	(673,428)

Total stockholders’ equity	555,312	563,472

	$1,289,838	$1,381,007

The accompanying notes are an integral part of these financial statements.

N ATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)

	Years ended December 31,
	2001	2000	1999
Revenues:
Rental income	$146,173	$146,157	$139,211
Interest and other income	20,664	25,239	24,654

	166,837	171,396	163,865

Expenses:
Interest and amortization of deferred financing costs	54,846	58,391	51,621
Depreciation and non-cash charges	37,319	37,296	36,131
General and administrative	7,833	5,696	4,965
Impairment of assets	9,746	—	—

	109,744	101,383	92,717

Income before gain (loss) on sale of facilities	57,093	70,013	71,148
Gain (loss) on sale of facilities	11,245	1,149	(335)

Net income	68,338	71,162	70,813
Preferred stock dividends	(7,677)	(7,677)	(7,677)

Net income available to common stockholders	$60,661	$63,485	$63,136

Per share amounts:
Basic/diluted net income available to common stockholders	$1.30	$1.37	$1.37

Weighted average shares outstanding	46,836	46,228	46,216

The accompanying notes are an integral part of these financial statements.

N ATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common stock		Preferred Stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1998	46,206	$4,621	1,000	$100,000	$555,998	$433,644	$(488,705)	$605,558
Issuance of common stock	10	1	—	—	327	—	—	328
Conversion of debentures	—	—	—	—	8	—	—	8
Stock options	—	—	—	—	40	—	—	40
Net income	—	—	—	—	—	70,813	—	70,813
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(83,480)	(83,480)

Balances at December 31, 1999	46,216	4,622	1,000	100,000	556,373	504,457	(579,862)	585,590
Issuance of common stock	10	1	—	—	225	—	—	226
Stock options	—	—	—	—	60	—	—	60
Net income	—	—	—	—	—	71,162	—	71,162
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(85,889)	(85,889)

Balances at December 31, 2000	46,226	4,623	1,000	100,000	556,658	575,619	(673,428)	563,472
Issuance of common stock	1,015	101	—	—	18,083	—	—	18,184
Stock options	—	—	—	—	88	—	—	88
Net income	—	—	—	—	—	68,338	—	68,338
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(87,093)	(87,093)

Balances at December 31, 2001	47,241	$4,724	1,000	$100,000	$574,829	$643,957	$(768,198)	$555,312

The accompanying notes are an integral part of these financial statements.

N ATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$68,338	$71,162	$70,813
Depreciation and non-cash charges	37,319	37,296	36,131
(Gain) loss on sale of properties	(11,245)	(1,149)	335
Impairment of assets	9,746	—	—
Amortization of deferred financing costs	952	1,011	940
Net change in other assets and liabilities	(21,923)	(8,380)	(13,560)

Net cash provided by operating activities	83,187	99,940	94,659

Cash flows from investing activities:
Investment in real estate properties	(7,412)	(20,843)	(110,590)
Disposition of real estate properties	50,831	21,004	23,669
Investment in mortgage loans receivable	(2,261)	(2,929)	(5,011)
Principal payments on mortgage loans receivable	34,563	14,026	2,179

Net cash provided by (used in) investing activities	75,721	11,258	(89,753)

Cash flows from financing activities:
Bank borrowings	209,300	180,800	262,600
Repayment of bank borrowings	(253,300)	(177,100)	(229,300)
Issuance of common stock, net	18,034	—	—
Issuance of senior unsecured debt	15,000	—	112,750
Issuance of notes and bonds payable	30,000	—	—
Repayments of senior unsecured debt	(78,150)	(30,000)	—
Principal payments on notes and bonds payable	(1,262)	(1,082)	(58,470)
Dividends paid	(94,770)	(93,566)	(91,157)
Deferred financing costs	(847)	(240)	(1,372)

Net cash used in financing activities	(155,995)	(121,188)	(4,949)

Increase (decrease) in cash and cash equivalents	2,913	(9,990)	(43)
Cash and cash equivalents, beginning of period	6,149	16,139	16,182

Cash and cash equivalents, end of period	$9,062	$6,149	$16,139

Supplemental schedule of cash flow information:
Cash interest paid	$55,149	$57,995	$49,402

The accompanying notes are an integral part of these financial statements.

N A T I O NWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2001, 2000 and 1999

1.    Organization

Nationwide Health Properties, Inc. was incorporated on October 14, 1985 in the State of Maryland. Whenever we refer herein to “the Company” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. We operate as a real estate investment trust specializing in investments in health care related properties and as of December 31, 2001 had investments in 309 health care facilities, including 165 skilled nursing facilities, 128 assisted living facilities, 13 continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and one medical clinic. At December 31, 2001, we owned 135 skilled nursing facilities, 121 assisted living facilities, nine continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and one medical clinic. We also held 29 mortgage loans secured by 30 skilled nursing facilities, seven assisted living facilities and four continuing care retirement communities. We have no foreign facilities or operations.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investment in its majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated. Certain items in prior period financial statements have been reclassified to conform with current year presentation.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years. We review and adjust facility useful lives periodically. We periodically evaluate our properties for potential impairment by comparing our net book values to the expected future cash flows from the properties.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

Federal Income Taxes

We qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as such and therefore to distribute at least 90% of our real estate investment trust taxable income to our stockholders. Accordingly, we will not be subject to federal income taxes on our income that is distributed to stockholders. Therefore, no provision for federal income taxes has been made in our financial statements. The net difference in the tax basis and the reported amounts of our assets and liabilities as of December 31, 2001 is approximately $22,231,000.

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with generally accepted accounting principles. The majority of our leases do not contain step rent provisions in the lease agreements. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent and additional interest, included in the captions “Rental income” and “Interest and other income,” respectively, are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB No. 101”) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations such that all contingencies have been eliminated at each of our quarterly reporting dates.

We have historically deferred the payment of rent for the first several months on leases for buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. During 2001 we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. We recognized approximately $7,200,000, $700,000 and $2,700,000 of revenues in excess of cash rent received during 2001, 2000 and 1999, respectively and there is approximately $12,700,000 and $6,200,000 of deferred rent recorded under the caption “Other assets” on the balance sheet at December 31, 2001 and 2000, respectively. The ultimate amount we realize could be less than amounts recorded at December 31, 2001.

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

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 Accounting for Stock-Based Compensation. This Statement established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under this Statement causes the fair value of stock options granted to be amortized into expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes.

Capitalization of Interest

We capitalize interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. Capitalized interest in 2001, 2000 and 1999 was $613,000, $1,245,000 and $4,190,000, respectively. There are no facilities under construction at December 31, 2001.

Impact of New Accounting Pronouncements

In June 2001, Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations was issued. This pronouncement supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38 Accounting for Preacquisition Contingencies of Purchased Enterprises.” We will adopt SFAS No. 141 for all business combinations initiated after June 30, 2001.

In June 2001, SFAS No. 142, Goodwill and Other Intangible Assets was issued. This pronouncement changes the accounting for goodwill from an amortization method to an impairment approach. We do not presently have any goodwill recorded and do not believe that this pronouncement will have a material impact on our financial position or results of operations.

In August 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This pronouncement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and a portion of Accounting Principles Board (“APB”) Opinion No. 30 Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and will become effective for us on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from operating income and reported as discontinued operations. Treating such assets as discontinued operations would also require the reclassification of the operations of any such assets for any prior periods presented. We do not expect the adoption of SFAS No. 144 to have a material impact on our financial condition or the results of our operations.

3.    Earnings Per Share (“EPS”)

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average common shares outstanding. Income available to common stockholders is calculated by deducting dividends declared on preferred stock from net income. Diluted earnings per share includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes 361,500 stock options with option prices that would not be dilutive. The table below details the components of the basic and diluted earnings per share from continuing operations calculations:

	Years Ended December 31,
	2001		2000		1999
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Net income	$68,338		$71,162		$70,813
Less: preferred stock dividends	(7,677)		(7,677)		(7,677)

Amounts used to calculate Basic EPS	60,661	46,793	63,485	46,226	63,136	46,216
Effect of dilutive securities:
Stock options	—	43	—	2	—	—

Amounts used to calculate Diluted EPS	$60,661	46,836	$63,485	46,228	$63,136	46,216

4.    Real Estate Properties

Substantially all of our owned facilities are leased under “triple-net” leases which are accounted for as operating leases. The leases generally have initial terms ranging from 5 to 21 years, and generally have two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. Most leases contain provisions such that the total rent cannot decrease from one year to the next. Approximately 41% of our facilities are leased under master leases. In addition, most leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under the leases have corporate guarantees, and leases covering 195 facilities are backed by irrevocable letters of credit or cash security deposits that cover up to 12 months of monthly minimum rents. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Minimum future rentals on non-cancelable leases as of December 31, 2001 are as follows:

Year	Minimum Rentals	Year	Minimum Rentals
	(In thousands)		(In thousands)
2002	$133,225	2008	101,646
2003	130,774	2009	91,761
2004	130,252	2010	78,336
2005.	119,257	2011	62,921
2006	112,298	Thereafter	185,311
2007	106,237

During 2001, we completed the construction of one assisted living facility in which our aggregate investment was approximately $10,438,000. Upon completion of construction, the facility was leased under terms generally similar to our existing leases. During this period, we also funded approximately $6,270,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements generally result in an increase in the minimum rents we earn on these facilities.

During 2001, we sold 15 skilled nursing facilities, our final two residential care facilities for the elderly and one assisted living facility in twelve separate transactions for aggregate cash proceeds of approximately $50,831,000. We recognized an aggregate gain of $11,245,000 related to the disposal of these facilities. We provided the mortgage financing for one of the skilled nursing facilities we sold in the amount of $642,000. In addition, we acquired title to three skilled nursing facilities and four land parcels for which we previously had provided mortgage loans receivable having an aggregate mortgage balance of $13,339,000.

The following table lists our real estate properties as of December 31, 2001:

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment(1)	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)
Assisted Living Facilities:
Alabama	2	$1,681	$4,272	$5,953	$600	$—
Arizona	2	1,024	6,844	7,868	976	—
Arkansas	1	182	1,969	2,151	202	—
California	13	15,105	64,473	79,578	11,828	30,000
Colorado	6	3,465	42,150	45,615	4,677	—
Delaware	1	345	4,956	5,301	340	—
Florida	20	12,581	81,183	93,764	7,902	—
Idaho	1	544	11,256	11,800	1,545	—
Indiana	1	805	3,861	4,666	354	—
Kansas	4	1,885	11,585	13,470	1,242	—
Kentucky	1	110	2,547	2,657	267	—
Louisiana	1	831	6,554	7,385	355	—
Maryland	1	533	4,667	5,200	271	—
Massachusetts	1	1,758	9,250	11,008	802	—
Michigan	1	300	7,006	7,306	1,361	—
Nevada	2	1,219	12,397	13,616	1,313	6,486
New Jersey	1	655	3,430	4,085	279	—
North Carolina	1	385	2,531	2,916	237	—
Ohio	11	3,623	35,329	38,952	3,498	—
Oklahoma	3	745	7,388	8,133	1,472	—
Oregon	6	2,078	26,753	28,831	4,500	8,702
Pennsylvania	3	2,066	23,144	25,210	994	—
Rhode Island	3	2,877	27,183	30,060	1,336	—
South Carolina	4	779	10,262	11,041	872	—
Tennessee	5	2,664	22,074	24,738	1,731	—
Texas	17	7,561	69,713	77,274	6,586	—
Virginia	2	1,651	11,323	12,974	477	—
Washington	4	1,840	21,094	22,934	2,532	—
West Virginia	1	705	5,427	6,132	287	—
Wisconsin	2	4,843	24,218	29,061	2,718	17,968

Subtotals	121	74,840	564,839	639,679	61,554	63,156

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment(1)	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)
Skilled Nursing Facilities:
Arizona	1	$650	$2,890	$3,540	$1,002	$—
Arkansas	8	2,505	32,409	34,914	3,939	2,145
California	7	6,688	18,181	24,869	5,420	—
Connecticut	4	1,230	13,029	14,259	1,696	—
Florida	8	3,640	23,963	27,603	8,089	—
Georgia	1	562	3,780	4,342	336	—
Idaho	1	15	777	792	292	—
Illinois	2	157	5,392	5,549	1,872	—
Indiana	7	752	26,583	27,335	9,169	—
Kansas	8	754	12,456	13,210	3,339	—
Maryland	4	845	21,388	22,233	9,315	—
Massachusetts	16	7,188	67,167	74,355	12,963	—
Minnesota	4	1,792	18,559	20,351	6,641	—
Mississippi	1	750	3,717	4,467	337	—
Missouri	1	51	2,689	2,740	1,230	—
Nevada	1	740	3,294	4,034	844	—
New Jersey	1	360	6,448	6,808	4,458	—
North Carolina	1	116	2,244	2,360	1,026	—
Ohio	6	1,316	27,211	28,527	10,129	—
Oklahoma	3	98	3,841	3,939	1,764	—
Tennessee	5	1,878	16,631	18,509	2,803	—
Texas	26	5,290	57,378	62,668	15,408	—
Virginia	4	1,036	17,532	18,568	8,018	—
Washington	7	2,924	26,241	29,165	5,501	—
Wisconsin	8	1,571	18,121	19,692	7,962	—

Subtotals	135	42,908	431,921	474,829	123,553	2,145

Continuing Care Retirement Communities:
California	1	1,600	10,827	12,427	1,963	—
Colorado	1	400	2,715	3,115	702	—
Georgia	1	723	10,769	11,492	834	—
Kansas	1	687	12,517	13,204	1,532	2,400
Massachusetts	1	1,351	12,941	14,292	1,252	—
Tennessee	1	174	3,004	3,178	100	—
Texas	1	1,848	28,522	30,370	3,060	—
Wisconsin	2	11,067	53,294	64,361	6,717	23,889

Subtotals	9	17,850	134,589	152,439	16,160	26,289

Rehabilitation Hospitals:
Arizona	1	1,275	9,435	10,710	2,251	—

Long-Term Acute Care Hospitals:
Arizona	1	242	5,924	6,166	1,996	—

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment(1)	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)

Medical Clinics:
Alabama	1	$248	$2,185	$2,433	$1,561	$—

Land Parcels:
Alabama	—	859	8	867	—	—
Florida	—	1,240	22	1,262	—	—
Maine	—	344	—	344	—	—
Michigan	—	1,999	16	2,015	—	—
New Hampshire	—	638	99	737	—	—
Ohio	—	253	1,506	1,759	53
Pennsylvania	—	1,573	26	1,599	—	—
Texas	—	600	210	810	8	—

Subtotals	—	7,506	1,887	9,393	61	—

Total Facilities	268	$144,869	$1,150,780	$1,295,649	$207,136	$91,590

(1)	Also represents the approximate aggregate cost for federal income tax purposes.

Four operators of nursing homes and one operator of assisted living facilities we own have filed for protection under the United States bankruptcy laws. Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact us. Our rent has been paid each month on a timely basis. While there is a possibility that the tenants may decide to reject the leases on these properties, and we expect them to return a few buildings to us, we have identified parties interested in leasing these facilities, however such leases may be at a lower rental rate. The table below summarizes, for the four operators of nursing homes, the filing dates of the bankruptcies, the number of our owned facilities operated by each operator at December 31, 2001, our investment in facilities subject to the bankruptcies at December 31, 2001, the percentage of our revenues for 2001 relating to the facilities operated by each operator at December 31, 2001 and cash deposits and letters of credit currently held by us as security for each operator. The fifth operator in bankruptcy, Assisted Living Concepts, Inc. (“ALC”), which operates assisted living facilities, filed for bankruptcy on October 1, 2001 and emerged effective January 1, 2002. At December 31, 2001 we leased two buildings and provided two mortgage loans secured by two buildings to ALC that represented less than 1% of our 2001 revenues and our total investments at December 31, 2001. As part of our arrangement with ALC, as of January 1, 2002, title to the two buildings previously securing the mortgage loans was transferred to us in satisfaction of the mortgages and we now lease all four buildings to ALC in a master lease. The new rental rate on these facilities will result in a reduction in income of approximately $500,000 starting in 2002.

Operator	Bankruptcy Filing Date	Number of Facilities Operated	Investment in Facilities	Percentage of 2001 Revenue	Security Deposits
Integrated Health Services, Inc.	February 2, 2000	7	$34,086,000	3%	$643,000
Mariner Post-Acute Network, Inc.	January 18, 2000	7	28,022,000	2%	1,190,000
Sun Healthcare Group, Inc.	October 14, 1999	6	25,623,000	2%	870,000
SV/Home Office Inc. and certain affiliates	November 14, 2001	2	3,186,000	0%	105,000

Totals		22	$90,917,000	7%	$2,808,000

In December 2000, Balanced Care Corporation (“BCC”) notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. We have leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. BCC managed the facilities on an interim basis on our behalf until we had a new operator with licenses in place. We utilized the forfeited cash security deposits totaling approximately $2,035,000 to cover the majority of the rent from December 2000 through March 2001. During 2001, we recognized revenues related to these buildings in excess of cash received of approximately $5,200,000.

5.    Mortgage Loans Receivable

During 2001, we financed the sale of one skilled nursing facility with a mortgage loan in the amount of $642,000. We also provided a mortgage loan secured by one skilled nursing facility in the amount of $1,000,000. In addition, we funded an additional $1,261,000 on existing mortgage loans. Such additional amounts funded will result in an increase in the interest income we earn on these mortgages. During 2001, two mortgage loans receivable with an aggregate net book value of approximately $20,727,000 secured by two skilled nursing facilities were repaid. In addition, portions of two mortgage loans receivable totaling $11,563,000 secured by three skilled nursing facilities were also repaid. We also acquired title to three skilled nursing facilities and four land parcels for which we previously had provided mortgage loans having an aggregate mortgage balance of $13,339,000. At December 31, 2001, we had 29 mortgage loans receivable secured by 30 skilled nursing facilities, seven assisted living facilities and four continuing care retirement communities. The mortgage loans receivable have an aggregate principal balance of approximately $144,289,000 and are reflected in our financial statements net of an aggregate discount and reserve totaling approximately $3,815,000. The principal balances of mortgage loans receivable as of December 31, 2001 mature approximately as follows: $3,305,000 in 2002, $6,989,000 in 2003, $1,951,000 in 2004, $6,072,000 in 2005, $15,806,000 in 2006 and $110,166,000 thereafter.

The following table lists our mortgage loans receivable at December 31, 2001:

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages(2)
	(Dollar amounts in thousands)
Assisted Living Facilities:
Florida	2	10.31%	09/20	$—	$7,230	$7,084
North Carolina	2	10.44%	05/07	2,950	2,950	2,950
Pennsylvania	1	9.24%	09/08	2,900	2,900	2,900
South Carolina	1	9.24%	09/08	2,955	2,955	2,955
Washington	1	9.95%	12/15	6,432	6,557	6,557

Subtotals	7			15,237	22,592	22,446

Skilled Nursing Facilities:
Arkansas	3	10.00%	12/06	4,946	5,500	5,102
California	1	9.50%	03/09	64	7,841	79
Florida	—	11.35%	07/03	—	4,400	349
Florida	1	11.65%	07/06	4,400	4,400	4,400
Florida	2	10.00%	12/06	4,850	4,850	4,704
Florida	1	10.00%	12/03	1,028	1,230	1,307
Illinois	1	9.00%	01/24	—	9,500	8,778
Illinois	1	11.00%	12/02	1,000	1,000	1,000
Indiana	1	11.35%	07/03	—	785	185
Kansas	1	10.00%	09/03	1,168	1,550	1,198
Louisiana	1	10.89%	04/15	2,407	3,850	3,716
Maryland	1	10.90%	06/21	—	7,800	7,497
Massachusetts	1	8.75%	02/24	—	9,000	7,915
Michigan	2	13.69%	01/05	2,506	3,000	2,529
Michigan	1	9.00%	01/05	1,231	1,800	1,411
Missouri	4	11.68%	08/11	9,056	17,250	9,056
Oregon	1	10.00%	01/05	642	642	642
South Dakota	1	10.95%	05/05	—	4,275	472
Tennessee	1	10.67%	01/07	8,550	8,550	8,550
Washington	4	11.00%	10/19	112	6,000	5,511
Wisconsin	1	10.95%	05/05	—	1,350	300

Subtotals	30			41,960	104,573	74,701

Continuing Care Retirement Communities:
California	1	9.50%	03/09	3,015	4,159	3,755
Florida	1	10.00%	06/09	16,104	16,104	16,104
Massachusetts	1	9.52%	06/23	—	12,350	11,866
Oklahoma	1	9.55%	03/24	2,250	14,200	13,102

Subtotals	4			21,369	46,813	44,827

Mortgage Loan Reserve	—	—	—	—	—	(1,500)

Total	41			$78,566	$173,978	$140,474

(1)
Most mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Five of the mortgage loans receivable have decreasing principal and interest payments over the life of the loans. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred. Six mortgage loans receivable have a provision that no prepayments are acceptable.

(2)	Also represents the approximate aggregate cost for federal income tax purposes.

The skilled nursing facility mortgage loan receivable listed above in the state of Maryland with a carrying amount of $7,497,000 is directly with Mariner Post-Acute Network, which filed for protection under the United States bankruptcy laws on January 18, 2000. Under bankruptcy statutes, the court imposes an automatic stay with respect to our actions to collect or pursue remedies with respect to mortgage loans and we are precluded from exercising foreclosure or other remedies against the borrower. The mortgage loan may be divided into (i) a secured loan for the portion of the mortgage loan that does not exceed the value of the property and (ii) an unsecured loan for the portion of the mortgage loan that exceeds the value of the property, which unsecured portion would be treated like general unsecured claims in the bankruptcy estate. We would only be entitled to the recovery of interest and costs if and to the extent that the value of the collateral exceeds the amount owed. In addition, the courts may modify the terms of a mortgage, including the rate of interest and timing of principal payments. The revenues from this mortgage loan receivable represent approximately .5% of our revenues for the year ended December 31, 2001, and the mortgage loan receivable is secured by a cash deposit in the amount of $400,000. We have not received any payments on this mortgage loan subsequent to March 2000. The mortgage loan receivable above in the state of Florida secured by two skilled nursing facilities with a carrying amount of $4,704,000 is directly with SV/Home Office, Inc. and certain of its affiliates which filed for bankruptcy protection on November 14, 2001. The revenues from this mortgage loan receivable represent less than .5% of our revenues for the year ended December 31, 2001. We have agreed to extend the mortgage loan for five years to December 2006 and it is current based on the extended terms we have negotiated.

The following table summarizes the changes in mortgage loans receivable during 2001, 2000 and 1999:

	2001	2000	1999
	(In thousands)
Balance at January 1,	$185,623	$203,362	$206,613
New mortgage loans	2,903	9,009	5,011
New discounts on mortgage loans	—	(263)	—
Accretion of discount on loans	1,350	1,801	1,217
Reclassification of loans to leases	(13,339)	(14,260)	(7,300)
Collection of principal	(34,563)	(14,026)	(2,179)
Mortgage loan reserve	(1,500)	—	—

Balance at December 31,	$140,474	$185,623	$203,362

6.    Bank Borrowings

We have a $100,000,000 unsecured credit agreement with certain banks that matures on March 31, 2003. At our option, borrowings under the agreement bear interest at prime (4.75% at December 31, 2001) or LIBOR plus 1.275% (3.15% at December 31, 2001). We pay a facility fee of .35% per annum on the total commitment under the agreement.

Under covenants contained in the credit agreement, we are required to maintain, among other things: (i) a minimum net worth of $475,000,000; (ii) a ratio of cash flow before interest expense and non-cash expenses to regularly scheduled debt service payments on all debt of at least 2.5 to 1.0; (iii) a ratio of total liabilities to net worth of not more than 1.6 to 1.0; and (iv) a gross asset value coverage ratio of at least 1.5 to 1.0.

7.    Notes and Bonds Payable

Notes and bonds payable are due through the year 2035, at interest rates ranging from 3.2% to 10.5% and are secured by real estate properties with an aggregate net book value as of December 31, 2001 of approximately $125,354,000. During 2001, we obtained $30,000,000 of mortgage financing with a ten year term at a 7.7% rate secured by four assisted living facilities. The principal balances of the notes and bonds payable as of December 31, 2001 mature approximately as follows: $1,615,000 in 2002, $1,755,000 in 2003, $1,888,000 in 2004, $2,023,000 in 2005, $2,145,000 in 2006, and $82,164,000 thereafter.

8.    Senior Unsecured Notes Due 2002-2038

During 2001, we repaid $78,150,000 in aggregate principal amount of medium-term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 2001 was $564,750,000. The weighted average interest rate on the Senior Notes was 7.65% and the weighted average maturity was 11.0 years. The principal balances of the Senior Notes as of December 31, 2001 mature approximately as follows: $50,000,000 in 2002, $66,000,000 in 2003, $67,750,000 in 2004, $18,000,000 in 2005, $63,500,000 in 2006 and $299,500,000 thereafter.

There are $55,000,000 of medium-term notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2004, 2007, 2009, 2012, 2017, or 2027. There are $41,500,000 of medium-term notes due in 2028 which may be put back to us at their face amount at the option of the holder on November 20th of any of the following years: 2003, 2008, 2013, 2018, or 2023. There are $40,000,000 of medium-term notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2003, 2008, 2013, 2018, 2023, or 2028.

9.    Preferred Stock

During 1997, we sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT securities (“Preferred Stock”) with a liquidation preference of $100 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock is not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock may be redeemed for cash at our option, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon.

10.    Stock Incentive Plan

Under the terms of a stock incentive plan (the “Plan”), we have reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. We began accounting for the Plan under SFAS No. 123 Accounting for Stock-Based Compensation during 1999 for options granted in 1999 and thereafter. Prior to 1999, we accounted for the

Plan under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees. Had compensation cost for the Plan been determined consistent with SFAS No. 123 for the years prior to 1999, our net income and net income per share in 2000 and 1999 would have been the following pro forma amounts:

	2000	1999
Net income available to common stockholders:
As reported	$63,485,000	$63,136,000
Pro forma	63,387,000	62,977,000
Basic/diluted net income per share:
As reported	$1.37	$1.37
Pro forma	1.37	1.36

As the options vest over three years and we adopted SFAS No. 123 during 1999, the pro forma affect was fully amortized at the end of 2000. A summary of the status of the Plan at December 31, 2001, 2000 and 1999 and changes during the years then ended are as follows:

	2001		2000		1999
	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price	Shares	Wtd Avg Ex Price
Options:
Outstanding at beginning of year	529,000	$20.61	404,000	$22.53	279,000	$23.42
Granted	135,000	14.98	125,000	14.38	125,000	20.56
Exercised	(4,167)	—	—	—	—	—
Forfeited	(50,833)	—	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year	609,000	19.35	529,000	20.61	404,000	22.53

Exercisable at end of year	361,500	$21.90	287,334	$22.70	182,327	$22.50
Weighted average fair value of options granted	$ 0.84		$ 0.45		$ 1.04
Restricted Stock:
Outstanding at beginning of year	26,000		53,000		73,400
Awarded	10,000		10,000		10,000
Vested	(8,000)		(37,000)		(30,400)
Forfeited	—		—		—

Outstanding at end of year	28,000		26,000		53,000

Weighted average fair value of restricted stock awarded	$14.88		$14.38		$20.56

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant. Options at December 31, 2001 have a weighted average contractual life of 7 years.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Risk free rate of return	5.15%	6.79%	5.18%
Dividend yield	12.30%	12.52%	8.75%
Option term	10	10	10
Volatility	27.21%	22.21%	18.96%

The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. Subsequent to 1995, only non-employee directors receive restricted stock awards, and the remaining restricted stock issued to officers and employees fully vested in 2000. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 2001, 2000 and 1999 related to restricted stock awards was approximately $150,000, $226,000 and $325,000, respectively.

Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the Board of Directors. That formula depends on our performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other select financial measures compared to peer companies, in each case as selected by the Compensation Committee. SFAS No. 123 provides that payments related to the dividend equivalents are treated as dividends.

No stock appreciation rights have been issued under the Plan.

11.    Pension Plan

During 1991, we adopted an unfunded benefit pension plan covering the current non-employee members of our Board of Directors upon completion of five years of service on the Board. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect.

The following tables set forth the amounts recognized in our financial statements:

	12/31/01	12/31/00
Actuarial present value of benefit obligations:
Vested benefit obligation	$978,000	$882,000

Accumulated benefit obligation	$1,024,000	$908,000

Projected benefit obligation	$1,084,000	$965,000
Unrecognized prior service cost	—	(19,000)
Unrecognized net gain	16,000	87,000

Accrued pension cost	$1,100,000	$1,033,000

Net pension cost for the year included the following components:

	2001	2000	1999
Current service cost	$52,000	$48,000	$54,000
Interest cost	70,000	59,000	53,000
Amortization of prior service cost	19,000	5,000	19,000

Net periodic pension cost	$141,000	$112,000	$126,000

Discount rates of 8.0%, 8.0% and 6.75% in 2001, 2000 and 1999, respectively, and a 5.0% increase in the annual retainer every other year, were used in determining the actuarial present value of the projected benefit obligation.

12.    Transactions with Alterra Healthcare Corporation and Beverly Enterprises, Inc.

As of December 31, 2000, 53 of our owned facilities are leased to and operated by subsidiaries of Alterra Healthcare Corporation (“Alterra”). Additionally, Alterra is the borrower on one of our mortgage loans. Revenues from Alterra were approximately $19,430,000, $19,148,000 and $19,117,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

One of our directors was chairman of the board of directors and chief executive officer of Beverly Enterprises, Inc. (“Beverly”) during 1999 and 2000. He was its chairman of the board of directors in 2001. As of January 2002, he is no longer serving on the board of directors of Beverly.

As of December 31, 2001, 28 of our owned facilities are leased to and operated by subsidiaries of Beverly. Additionally, Beverly is the borrower on 4 of our mortgage loans. Revenues from Beverly were approximately $14,793,000, $21,514,000 and $21, 211,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Effective January 1, 2000, we negotiated a new lease and settlement with Beverly that incorporated 38 of the 47 facilities then leased to Beverly. As part of the renewal settlement, we recorded a note receivable from Beverly of approximately $16,208,000, net of deferred income of approximately $8,165,000 that is being recognized under the installment method. Such revenues are included in rent on the accompanying income statements. The promissory note bears interest at 9.0% and requires Beverly to make quarterly payments through its final maturity on December 31, 2004.

13.    Impairment of Assets

During the fourth quarter of 2001 we became aware of facts indicating that certain assets may have become impaired. After analyzing these assets we recorded an impairment of assets charge of $9,746,000. Included in this amount was $3,647,000 for the write down of three skilled nursing facilities to their fair values based on prices offered to us for these specific properties less anticipated selling costs. We determined that one facility was impaired because it has not had a tenant during 2001. The impairment of the other two facilities was determined as a result of the operators of the facilities, both of which have filed for bankruptcy protection, notifying us that they would be rejecting the leases on their respective buildings. We disposed of one of the rejected facilities in January 2002 for its reduced book value. These facilities had revenues of approximately $520,000, $699,000, and $747,000 in 2001, 2000 and 1999, respectively and expenses, primarily depreciation, of approximately $675,000, $848,000, and $137,000 in 2001, 2000 and 1999, respectively. The impairment of assets charge also included the provision of a reserve against mortgage loans receivable of $1,500,000 and $4,599,000 of receivable write-offs and reserves against other assets that we believe may have become impaired, $2,500,000 and $700,000 of which are valuation reserves against items included under the caption “Other assets” on the balance sheet at December 31, 2001.

14.    Dividends

Dividend payments to the common stockholders were characterized in the following manner for tax purposes:

	2001	2000	1999
Ordinary income	$1.07	$1.25	$1.30
Capital gain	.19	.19	.10
Return of capital	.58	.40	.40

Total dividends paid	$1.84	$1.84	$1.80

15.    Quarterly Financial Data (unaudited)

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2001:
Revenues	$41,679	$42,597	$41,541	$41,020
Net income available to common stockholders	13,248	15,790	17,910	13,714
Basic/diluted net income per share	.29	.34	.38	.29
Dividends per share	.46	.46	.46	.46

2000:
Revenues	$42,421	$43,066	$43,057	$42,852
Net income available to common stockholders	15,619	16,380	15,812	15,675
Basic/diluted net income per share	.34	.36	.34	.34
Dividends per share	.46	.46	.46	.46

16.     Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these instruments.

Mortgage Loans Receivable

Fair values are based upon the estimates of management and on rates currently prevailing for comparable loans.

Long-Term Debt

The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates offered to us for debt of a similar type and remaining maturity.

The estimated fair values of our financial instruments are as follows:

	2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Cash and cash equivalents	$9	$9	$6	$6
Mortgage loans receivable	140	140	186	186
Long-term debt	691	645	770	709

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Directors
of Nationwide Health Properties, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Nationwide Health Properties, Inc.’s annual report to shareholders included in this Form 10-K, and have issued our report thereon dated January 18, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/    ARTHUR ANDERSEN LLP

Orange County, California
January 18, 2002

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2001
(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities:
Decatur	AL	$1,825	$—	$1,484	$1,825	$3,309	$274	1987	1996
Hanceville	AL	2,447	—	197	2,447	2,644	326	1996	1996
Benton	AR	1,479	490	182	1,969	2,151	202	1990	1998
Chandler	AZ	2,753	—	505	2,753	3,258	235	1998	1998
Mesa	AZ	1,391	2,700	519	4,091	4,610	741	1985	1996
Carmichael	CA	7,929	755	1,500	8,684	10,184	1,881	1984	1995
Chula Vista	CA	6,281	72	950	6,353	7,303	1,113	1989	1995
Encinitas (3)	CA	5,017	126	1,000	5,143	6,143	1,039	1984	1995
Mission Viejo	CA	3,544	89	900	3,633	4,533	682	1985	1995
Novato (3)	CA	3,658	403	2,500	4,061	6,561	821	1978	1995
Placentia	CA	3,801	184	1,320	3,985	5,305	855	1982	1995
Rancho Cucamonga (3)	CA	4,156	269	610	4,425	5,035	819	1987	1995
San Dimas	CA	3,577	225	1,700	3,802	5,502	760	1975	1995
San Jose	CA	7,252	—	850	7,252	8,102	680	1998	1998
San Juan Capistrano	CA	6,344	235	700	6,579	7,279	1,122	1985	1995
San Juan Capistrano (3)	CA	3,834	172	1,225	4,006	5,231	752	1985	1995
Santa Maria	CA	2,649	118	1,500	2,767	4,267	565	1967	1995
Vista	CA	3,701	82	350	3,783	4,133	739	1980	1996
Aurora	CO	10,119	—	715	10,119	10,834	696	1999	1999
Aurora	CO	7,923	—	919	7,923	8,842	1,584	1983	1995
Boulder	CO	4,811	—	833	4,811	5,644	722	1985	1995
Boulder	CO	4,738	—	184	4,738	4,922	812	1992	1995
Brighton	CO	2,158	—	210	2,158	2,368	243	1997	1997
Lakewood	CO	12,401	—	604	12,401	13,005	620	2000	2000
Hockessin	DE	4,956	—	345	4,956	5,301	340	1999	1999
Gainesville	FL	2,699	—	356	2,699	3,055	298	1997	1997
Gainesville	FL	3,313	—	310	3,313	3,623	248	1998	1998
Hudson	FL	8,139	550	1,665	8,689	10,354	1,425	1986	1996
Jacksonville	FL	2,770	—	226	2,770	2,996	294	1997	1997
Jacksonville	FL	2,376	—	366	2,376	2,742	282	1997	1997
LeHigh Acres	FL	2,600	—	307	2,600	2,907	271	1997	1997
Naples	FL	10,797	—	1,140	10,797	11,937	765	1999	1999
Naples	FL	4,084	—	1,182	4,084	5,266	451	1997	1997
Palm Coast	FL	2,580	—	406	2,580	2,986	258	1997	1997
Panama City	FL	2,659	—	353	2,659	3,012	227	1998	1998
Pensacola	FL	5,626	730	408	6,356	6,764	335	1999	1999
Pensacola	FL	1,580	400	170	1,980	2,150	428	1979	1996
Port Charlotte	FL	2,655	—	245	2,655	2,900	288	1997	1997
Punta Gorda	FL	2,691	—	210	2,691	2,901	297	1997	1997
Rotunda	FL	2,628	—	267	2,628	2,895	263	1997	1997
St. Petersburg	FL	2,396	985	2,000	3,381	5,381	498	1993	1995
Tallahassee	FL	9,084	134	696	9,218	9,914	520	1999	1999
Travares	FL	2,466	—	156	2,466	2,622	288	1997	1997
Titusville	FL	4,706	—	1,742	4,706	6,448	202	1987	2000
Venice	FL	2,535	—	376	2,535	2,911	264	1997	1997
Boise	ID	5,586	5,670	544	11,256	11,800	1,545	1978	1995
Carmel	IN	3,861	—	805	3,861	4,666	354	1998	1998
Lawrence	KS	3,822	—	932	3,822	4,754	350	1995	1998
Salina	KS	2,887	—	329	2,887	3,216	303	1989	1998
Salina	KS	1,921	—	200	1,921	2,121	228	1996	1997
Topeka	KS	2,955	—	424	2,955	3,379	361	1986	1998
Murray	KY	2,547	—	110	2,547	2,657	267	1998	1998
Mandeville	LA	6,554	—	831	6,554	7,385	355	1999	1999

Facility Type and Location		Initial Cost to Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities: (continued)
Pittsfield	MA	$9,052	$198	$1,758	$9,250	$11,008	$802	1998	1998
Hagerstown	MD	3,785	882	533	4,667	5,200	271	1999	1999
Riverview	MI	6,939	67	300	7,006	7,306	1,361	1987	1995
Hickory	NC	2,531	—	385	2,531	2,916	237	1997	1998
Deptford	NJ	3,430	—	655	3,430	4,085	279	1998	1998
Sparks (4)	NV	7,278	—	714	7,278	7,992	728	1993	1997
Sparks (5)	NV	5,119	—	505	5,119	5,624	585	1991	1997
Dayton	OH	1,917	—	270	1,917	2,187	196	1997	1997
Dublin	OH	5,793	9	356	5,802	6,158	496	1998	1998
Fairfield	OH	1,917	—	270	1,917	2,187	212	1997	1997
Greenville	OH	2,311	—	215	2,311	2,526	255	1997	1997
Hillard	OH	7,056	1,744	652	8,800	9,452	527	1999	1999
Lancaster	OH	2,084	—	350	2,084	2,434	174	1998	1998
Newark	OH	2,047	—	225	2,047	2,272	230	1997	1997
Sharonville	OH	4,013	37	225	4,050	4,275	787	1986	1995
Springdale	OH	2,092	—	440	2,092	2,532	222	1997	1997
Urbana	OH	2,118	—	150	2,118	2,268	221	1997	1997
Youngstown	OH	2,191	—	470	2,191	2,661	178	1998	1998
Broken Arrow	OK	1,445	—	178	1,445	1,623	181	1996	1997
Oklahoma City	OK	3,897	515	392	4,412	4,804	1,100	1982	1994
Oklahoma City	OK	1,531	—	175	1,531	1,706	191	1996	1997
Albany	OR	3,657	4,531	511	8,188	8,699	1,424	1968	1995
Albany (6)	OR	2,465	—	92	2,465	2,557	493	1984	1995
Forest Grove (7)	OR	3,152	—	401	3,152	3,553	540	1994	1995
Gresham	OR	4,647	—	—	4,647	4,647	797	1988	1995
McMinnville (8)	OR	3,976	—	760	3,976	4,736	597	1989	1995
Medford	OR	4,325	—	314	4,325	4,639	649	1990	1995
Bridgeville	PA	8,023	1,149	653	9,172	9,825	597	1999	1999
Center Square	PA	9,438	—	1,000	9,438	10,438	79	2001	2001
York	PA	3,790	744	413	4,534	4,947	318	1999	1999
East Greenwich	RI	8,277	140	1,200	8,417	9,617	421	2000	2000
Lincoln	RI	9,612	—	477	9,612	10,089	400	2000	2000
Portsmouth	RI	9,154	—	1,200	9,154	10,354	515	1999	1999
Clinton	SC	2,560	—	87	2,560	2,647	208	1997	1998
Columbia	SC	2,664	1	210	2,665	2,875	250	1997	1998
Greenwood	SC	2,648	—	107	2,648	2,755	215	1997	1998
Greer	SC	2,389	—	375	2,389	2,764	199	1998	1998
Brentwood	TN	2,302	—	600	2,302	2,902	379	1995	1995
Bristol	TN	4,130	874	406	5,004	5,410	335	1999	1999
Germantown	TN	4,623	10	755	4,633	5,388	386	1998	1998
Johnson City	TN	4,289	715	404	5,004	5,408	302	1999	1999
Murfreesboro	TN	4,240	891	499	5,131	5,630	329	1999	1999
College Station	TX	1,726	—	278	1,726	2,004	147	1994	1998
Corsicana	TX	1,494	—	117	1,494	1,611	190	1996	1996
Dallas	TX	3,500	743	308	4,243	4,551	1,048	1981	1994
Denton	TX	1,425	—	185	1,425	1,610	181	1996	1996
Ennis	TX	1,409	—	119	1,409	1,528	179	1996	1996
Houston	TX	8,945	—	985	8,945	9,930	615	1999	1999
Houston	TX	7,184	—	1,089	7,184	8,273	479	1999	1999
Houston	TX	7,194	—	1,235	7,194	8,429	629	1998	1998
Houston	TX	7,052	—	1,089	7,052	8,141	485	1999	1999
Lakeway	TX	10,542	—	579	10,542	11,121	769	1999	1999
Lewisville	TX	1,892	—	260	1,892	2,152	217	1997	1997
Mansfield	TX	1,575	—	225	1,575	1,800	197	1996	1997
Paris	TX	1,465	—	166	1,465	1,631	186	1996	1996
Pearland	TX	7,892	—	493	7,892	8,385	691	1998	1998

Facility Type and Location		Initial Cost to Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities (continued):
Richland Hills	TX	$2,211	$252	$65	$2,463	$2,528	$185	1998	1998
Richland Hills	TX	1,616	—	223	1,616	1,839	202	1996	1997
Weatherford	TX	1,596	—	145	1,596	1,741	186	1996	1997
Martinsville	VA	3,049	5	1,001	3,054	4,055	115	2000	2000
Midlothian	VA	8,269	—	650	8,269	8,919	362	2000	2000
Bellevue	WA	4,467	—	766	4,467	5,233	382	1998	1998
Richland	WA	6,052	119	172	6,171	6,343	1,052	1990	1995
Tacoma	WA	5,208	—	402	5,208	5,610	586	1997	1997
Yakima	WA	5,248	—	500	5,248	5,748	512	1998	1998
Menomonee Falls (9)	WI	13,190	—	4,161	13,190	17,351	1,602	1989	1997
West Allis (10)	WI	8,117	2,911	682	11,028	11,710	1,116	1996	1997
Hurricane	WV	4,475	952	705	5,427	6,132	287	1999	1999

		532,961	31,878	74,840	564,839	639,679	61,554

Skilled Nursing Facilities:
Benton	AR	4,659	9	685	4,668	5,353	478	1992	1998
Bryant	AR	4,889	16	320	4,905	5,225	501	1989	1998
Hot Springs	AR	2,320	—	54	2,320	2,374	1,022	1978	1986
Lake Village	AR	4,317	15	261	4,332	4,593	388	1998	1998
Monticello	AR	3,295	8	300	3,303	3,603	296	1995	1998
Morrilton	AR	4,995	3	308	4,998	5,306	448	1996	1998
Morrilton	AR	3,703	8	250	3,711	3,961	379	1988	1998
Wynne (11)	AR	4,165	7	327	4,172	4,499	427	1990	1998
Scottsdale	AZ	2,790	100	650	2,890	3,540	1,002	1963	1991
Chowchilla	CA	1,119	—	109	1,119	1,228	399	1965	1987
Gilroy	CA	1,892	—	714	1,892	2,606	646	1968	1991
Hayward	CA	1,222	221	795	1,443	2,238	479	1968	1991
Orange	CA	5,059	—	1,141	5,059	6,200	1,191	1987	1992
San Diego	CA	4,925	—	842	4,925	5,767	1,491	1965	1992
San Jose	CA	1,136	571	1,595	1,707	3,302	547	1968	1991
Santa Cruz	CA	1,596	440	1,492	2,036	3,528	667	1964	1991
Bloomfield	CT	2,827	—	670	2,827	3,497	683	1967	1994
Hartford	CT	4,153	—	350	4,153	4,503	30	1969	2001
Torrington	CT	2,555	—	140	2,555	2,695	958	1969	1987
Winsted	CT	3,494	—	70	3,494	3,564	25	1960	2001
Dania	FL	1,098	—	178	1,098	1,276	1,001	1970	1997
Ft. Pierce	FL	2,758	280	125	3,038	3,163	1,373	1960	1985
Jacksonville	FL	2,787	46	498	2,833	3,331	503	1965	1996
Jacksonville	FL	1,759	—	1,503	1,759	3,262	202	1997	1997
Lakeland	FL	5,029	79	1,000	5,108	6,108	1,218	1982	1994
Live Oak	FL	3,217	1,750	50	4,967	5,017	1,662	1983	1986
Maitland	FL	3,327	—	209	3,327	3,536	1,465	1982	1986
Pensacola	FL	1,833	—	77	1,833	1,910	665	1962	1987
Flowery Branch	GA	3,115	665	562	3,780	4,342	336	1970	1997
Buhl	ID	777	—	15	777	792	292	1913	1986
Lasalle	IL	2,703	—	127	2,703	2,830	938	1975	1991
Litchfield	IL	2,689	—	30	2,689	2,719	934	1974	1991
Brookville	IN	4,120	—	81	4,120	4,201	944	1987	1992
Evansville	IN	5,324	—	280	5,324	5,604	1,849	1968	1991
New Castle	IN	5,173	—	43	5,173	5,216	1,796	1972	1991
Petersburg	IN	2,352	—	33	2,352	2,385	1,036	1970	1986
Richmond	IN	2,519	—	114	2,519	2,633	1,110	1975	1986
Rochester	IN	4,055	250	161	4,305	4,466	1,465	1969	1991
Wabash	IN	2,790	—	40	2,790	2,830	969	1974	1991
Belleville	KS	1,887	—	213	1,887	2,100	550	1977	1993
Colby	KS	599	117	50	716	766	274	1974	1986

Facility Type and Location		Initial Cost to Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities (continued):
Derby	KS	$2,482	$—	$133	$2,482	$2,615	$807	1978	1992
Hiawatha	KS	788	34	150	822	972	73	1974	1998
Hutchinson	KS	1,855	161	75	2,016	2,091	526	1964	1994
Onaga	KS	652	88	6	740	746	322	1959	1986
Salina	KS	2,463	135	27	2,598	2,625	681	1981	1994
Topeka	KS	1,137	58	100	1,195	1,295	106	1973	1998
Amesbury	MA	4,241	607	229	4,848	5,077	695	1971	1997
Beverly	MA	3,748	874	392	4,622	5,014	288	1998	1998
Brockton	MA	3,591	16	525	3,607	4,132	982	1971	1993
Buzzards Bay	MA	4,815	226	415	5,041	5,456	2,259	1910	1985
Danvers	MA	4,248	1,047	392	5,295	5,687	325	1998	1998
Danvers	MA	3,211	1,144	327	4,355	4,682	604	1962	1997
Danvers	MA	2,891	487	305	3,378	3,683	486	1969	1997
Haverhill	MA	5,707	1,764	660	7,471	8,131	1,718	1973	1993
Haverhill	MA	1,414	3	775	1,417	2,192	386	1962	1993
Melrose	MA	4,029	531	432	4,560	4,992	496	1967	1998
N. Bellerica	MA	3,137	300	800	3,437	4,237	866	1970	1994
New Bedford	MA	2,357	52	93	2,409	2,502	1,099	1888	1985
Northborough	MA	2,509	458	300	2,967	3,267	282	1968	1998
Saugus	MA	5,262	514	374	5,776	6,150	837	1967	1997
Sharon	MA	1,097	4,369	844	5,466	6,310	494	1963	1996
Wellesley	MA	2,435	83	325	2,518	2,843	1,146	1961	1985
Clinton	MD	5,017	—	400	5,017	5,417	1,840	1965	1987
Cumberland	MD	5,260	—	150	5,260	5,410	2,405	1968	1985
Hagerstown	MD	4,140	176	215	4,316	4,531	1,963	1971	1985
Westminster	MD	6,795	—	80	6,795	6,875	3,107	1973	1985
Duluth	MN	7,047	—	1,014	7,047	8,061	998	1971	1997
Minneapolis	MN	5,752	582	333	6,334	6,667	2,977	1941	1985
Minneapolis	MN	4,184	—	436	4,184	4,620	2,069	1961	1985
Ostrander	MN	947	47	9	994	1,003	597	1968	1986
Maryville	MO	2,689	—	51	2,689	2,740	1,230	1972	1985
Columbus	MS	3,520	197	750	3,717	4,467	337	1976	1998
Hendersonville	NC	2,244	—	116	2,244	2,360	1,026	1979	1985
Lakewood	NJ	6,448	—	360	6,448	6,808	4,458	1966	1987
Sparks	NV	3,294	—	740	3,294	4,034	844	1988	1991
Alliance	OH	838	—	83	838	921	646	1962	1991
Boardman	OH	7,046	—	60	7,046	7,106	2,446	1962	1991
Columbus	OH	4,333	—	343	4,333	4,676	1,654	1984	1988
Galion	OH	3,419	—	24	3,419	3,443	1,187	1967	1991
Warren	OH	7,489	—	450	7,489	7,939	2,600	1967	1991
Wash Court House	OH	4,086	—	356	4,086	4,442	1,596	1984	1988
Maud	OK	803	—	12	803	815	303	1960	1986
Sapulpa	OK	2,243	—	68	2,243	2,311	841	1970	1986
Tonkawa	OK	795	—	18	795	813	620	1962	1987
Celina	TN	853	—	150	853	1,003	232	1975	1993
Clarksville	TN	3,479	—	350	3,479	3,829	947	1967	1993
Decatur	TN	3,330	—	193	3,330	3,523	333	1981	1998
Jonesborough	TN	2,551	3	65	2,554	2,619	695	1982	1993

Facility Type and Location		Initial Cost to Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities (continued)
Madison	TN	$6,415	$—	$1,120	$6,415	$7,535	$596	1967	1998
Baytown	TX	2,388	108	90	2,496	2,586	679	1975	1990
Baytown	TX	1,902	108	61	2,010	2,071	542	1970	1990
Bogota	TX	1,820	—	13	1,820	1,833	802	1963	1986
Center	TX	1,424	108	22	1,532	1,554	408	1972	1990
Dublin	TX	905	—	21	905	926	437	1967	2001
Eagle Lake	TX	1,833	108	25	1,941	1,966	523	1972	1990
El Paso	TX	1,888	—	166	1,888	2,054	710	1980	1988
Garfield	TX	1,619	108	238	1,727	1,965	462	1970	1990
Gilmer	TX	3,033	1,785	248	4,818	5,066	365	1990	1998
Gladewater	TX	2,018	—	125	2,018	2,143	577	1971	1993
Houston	TX	4,155	107	408	4,262	4,670	1,207	1982	1993
Humble	TX	1,821	108	140	1,929	2,069	519	1972	1990
Huntsville	TX	1,930	107	135	2,037	2,172	550	1968	1990
Linden	TX	2,520	—	25	2,520	2,545	721	1968	1993
Marshall	TX	865	—	19	865	884	466	1964	1986
McKinney	TX	4,797	—	1,263	4,797	6,060	293	1967	2000
McKinney	TX	1,456	—	1,318	1,456	2,774	537	1967	1987
Mount Pleasant	TX	2,505	—	40	2,505	2,545	717	1970	1993
Nacogdoches	TX	1,104	107	135	1,211	1,346	317	1973	1990
New Boston	TX	2,366	—	44	2,366	2,410	677	1966	1993
Omaha	TX	1,579	—	28	1,579	1,607	452	1970	1993
San Antonio	TX	2,033	108	32	2,141	2,173	579	1965	1990
San Antonio	TX	1,636	107	221	1,743	1,964	467	1965	1990
Sherman	TX	2,075	—	67	2,075	2,142	594	1971	1993
Texarkana	TX	1,244	—	87	1,244	1,331	548	1983	1986
Waxahachie	TX	3,493	—	319	3,493	3,812	1,259	1976	1987
Annandale	VA	7,752	—	487	7,752	8,239	3,545	1963	1985
Charlottesville	VA	4,620	—	362	4,620	4,982	2,113	1964	1985
Petersburg	VA	2,945	—	94	2,945	3,039	1,347	1976	1985
Petersburg	VA	2,215	—	93	2,215	2,308	1,013	1972	1985
Battleground	WA	2,226	—	84	2,226	2,310	835	1963	1986
Kennewick	WA	4,459	—	297	4,459	4,756	644	1959	1997
Moses Lake	WA	4,307	1,326	304	5,633	5,937	1,074	1972	1994
Moses Lake	WA	2,385	—	164	2,385	2,549	583	1988	1994
Seattle	WA	5,752	182	1,223	5,934	7,157	1,080	1993	1994
Shelton	WA	4,382	300	327	4,682	5,009	363	1998	1998
Tacoma	WA	922	—	525	922	1,447	922	1968	1987
Chilton	WI	2,275	148	55	2,423	2,478	1,061	1963	1986
Florence	WI	1,529	—	15	1,529	1,544	674	1970	1986
Green Bay	WI	2,255	—	300	2,255	2,555	993	1965	1986
Sheboygan	WI	1,697	—	219	1,697	1,916	743	1967	1986
Shorewood	WI	5,744	368	706	6,112	6,818	2,663	1971	1986
St. Francis	WI	535	—	80	535	615	235	1960	1986
Tomah	WI	1,745	128	115	1,873	1,988	849	1974	1985
Wisconsin Dells	WI	1,697	—	81	1,697	1,778	744	1972	1986

		407,959	23,962	42,908	431,921	474,829	123,553

Facility Type and Location		Initial Cost to Building and Improvements	Costs Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Continuing Care Retirement
Communities:
Palm Desert	CA	$9,097	$1,730	$1,600	$10,827	$12,427	$1,963	1989	1994
Sterling	CO	2,715	—	400	2,715	3,115	702	1979	1994
Lawrenceville	GA	10,769	—	723	10,769	11,492	834	1988	1998
Andover (12)	KS	12,517	—	687	12,517	13,204	1,532	1987	1997
Norton	MA	8,272	4,669	1,351	12,941	14,292	1,252	1972	1997
Trenton	TN	3,004	—	174	3,004	3,178	100	1974	2000
Corpus Christi	TX	14,929	13,593	1,848	28,522	30,370	3,060	1985	1997
Glendale (13)	WI	22,905	—	3,834	22,905	26,739	2,682	1988	1997
Waukesha (14)	WI	28,562	1,827	7,233	30,389	37,622	4,035	1973	1997

		112,770	21,819	17,850	134,589	152,439	16,160

Rehabilitation Hospitals:
Tucson	AZ	9,435	—	1,275	9,435	10,710	2,251	1992	1992

Long-Term Acute Care Facilities:
Scottsdale		5,874	50	242	5,924	6,166	1,996	1986	1988

Clinics:
Heflin	AL	2,100	85	248	2,185	2,433	1,561	1997	1997

Land:
Montgomery	AL	8	—	859	8	867	—
Stuart	FL	22	—	1,240	22	1,262	—
Wells	ME	—	—	344	—	344	—
West Bloomfield	MI	16	—	1,999	16	2,015	—
Derry	NH	99	—	638	99	737	—
Akron	OH	1,506	—	253	1,506	1,759	53
Upper Saint Clare	PA	26	—	1,573	26	1,599	—
Bastrop	TX	210	—	600	210	810	8

		1,887	—	7,506	1,887	9,393	61

GRAND TOTAL		$1,072,986	$77,794	$144,869	$1,150,780	$1,295,649	$207,136

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Gross amount at which land is carried at close of period also represents initial cost to the Company.
(3)	Real estate is security for notes payable in the aggregate of $30,000,000 at 12/31/01.
(4)	Real estate is security for notes payable in the aggregate of $3,018,000 at 12/31/01.
(5)	Real estate is security for notes payable in the aggregate of $3,468,000 at 12/31/01.
(6)	Real estate is security for notes payable in the aggregate of $2,025,000 at 12/31/01.
(7)	Real estate is security for notes payable in the aggregate of $3,258,000 at 12/31/01.
(8)	Real estate is security for notes payable in the aggregate of $3,419,000 at 12/31/01.
(9)	Real estate is security for notes payable in the aggregate of $10,085,000 at 12/31/01.
(10)	Real estate is security for notes payable in the aggregate of $7,883,000 at 12/31/01.
(11)	Real estate is security for notes payable in the aggregate of $2,145,000 at 12/31/01.
(12)	Real estate is security for notes payable in the aggregate of $2,400,000 at 12/31/01.
(13)	Real estate is security for notes payable in the aggregate of $12,772,000 at 12/31/01.
(14)	Real estate is security for notes payable in the aggregate of $11,117,000 at 12/31/01.

	Real Estate Properties	Accumulated Depreciation
	(in thousands)
Balances at December 31, 1998:	$1,243,388	$133,316

Acquisitions	99,572	33,876
Improvements	11,100	1,381
Reclassifications	7,300	—
Sales	(29,987)	(5,902)

Balances at December 31, 1999:	1,331,373	162,671

Acquisitions	21,547	33,293
Improvements	15,114	2,364
Reclassifications	10,851	—
Sales	(45,276)	(12,122)

Balances at December 31, 2000:	1,333,609	186,206

Acquisitions	14,464	32,620
Improvements	6,270	2,640
Reclassifications	1,323	—
Impairment of Assets	(3,536)	—
Sales	(56,481)	(14,330)

Balances at December 31, 2001:	$1,295,649	$207,136

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required regarding executive officers is included under the caption “ Executive officers of the Company” in Item 1.

Incorporated herein by reference to the information under the caption “Election of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002, filed or to be filed pursuant to Regulation 14A.

Item 11.    Executive Compensation.

Incorporated herein by reference to the information under the caption “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002, filed or to be filed pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by reference to the information under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002, filed or to be filed pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions.

Incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 22, 2002, filed or to be filed pursuant to Regulation 14A.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements.

(2)  Financial Statement Schedules

Report of Independent Public Accountants	45
Schedule III Real Estate and Accumulated Depreciation	46

(b)  Reports on Form 8-K

A Form 8-K dated January 12, 2001 was filed with respect to the termination of two master leases with Balanced Care Corporation.

A Form 8-K dated June 12, 2001 was filed with respect to the issuance of one million shares of common stock resulting in net proceeds of approximately $17,975,000.

(c)  Exhibits

Exhibit No.		Description

2.		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1
Agreement to Merge, dated August 19, 1997, among the Company, Laureate Investments, Inc. and Laureate Properties, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 7, 1997, and incorporated herein by this reference.

3.		Articles of Incorporation and Bylaws

3.1	(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1	(b)
Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.

3.1	(c)
Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1	(d)
Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

3.1	(e)
Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997, and incorporated herein by this reference.

3.2		Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by this reference.

4.		Instruments Defining Rights of Security Holders, Including Indentures

4.1
Indenture dated as of November 16, 1992, between Nationwide Health Properties, Inc., Issuer to The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit 4.1 to the Company’s Form S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.

4.2
Indenture dated as of June 30, 1993, between the Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 33-64798), effective July 12, 1993, and incorporated herein by this reference.

4.3
First Supplemental Indenture dated November 15, 1993, between the Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated November 15, 1993, and incorporated herein by this reference.

4.4
Indenture dated as of January 12, 1996, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 33-65423) dated December 27, 1995, and incorporated herein by this reference.

Exhibit No.	Description

4.5
Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

10.	Material Contracts

10.1
1989 Stock Option Plan of the Company as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.2	The Company’s Retirement Plan for Directors effective July 26, 1991 filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

10.3	Deferred Compensation Plan of the Company effective September 1, 1991 filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

10.4
Commercial and Multi-family Mortgage Loan Sale Agreement dated as of June 5, 1992 by and between Resolution Trust Corporation, as Receiver, and Nationwide Health Properties, Inc. filed as Exhibit A to the Company’s Form 8-K dated May 29, 1992, and incorporated herein by this reference.

10.5
Amended and Restated Credit Agreement dated as of July 27, 1999 between the Company and Wells Fargo Bank National Association, Bank of America, N.A., The Bank of New York and KBC Bank N.V. filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by this reference.

10.6
Amendment Number One to Amended and Restated Credit Agreement dated as of May 15, 2000 filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by this reference.

10.7	Amendment Number Two to Amended and Restated Credit Agreement dated as of May 22, 2001.

10.8
Form of Indemnity Agreement between officers and directors of the Company including John C. Argue, David R. Banks, William K. Doyle, Charles D. Miller and Jack D. Samuelson, R. Bruce Andrews, Donald D. Bradley, Mark L. Desmond, Stephen J. Insoft, Don M. Pearson, and T. Andrew Stokes, and John J. Sheehan, Jr., filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

10.9
Executive Employment Security Policy as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.10
Employment agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated as of February 25, 1998, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

10.11
Employment agreement entered into by and between Nationwide Health Properties, Inc. and T. Andrew Stokes dated as of February 25, 1998, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

10.11(a)
First Amendment of Employment Agreement of T. Andrew Stokes dated as of January 19, 2001, filed as Exhibit 10.11(a) to the Company’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.11(b)
Second Amendment to Employment Agreement of T. Andrew Stokes dated as of April 20, 2001, filed as exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

Exhibit No.	Description

10.12
Employment agreement entered into by and between Nationwide Health Properties, Inc. and Mark L. Desmond dated as of February 25, 1998, filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

10.12(a)
First Amendment of Employment Agreement of Mark L. Desmond dated as of January 19, 2001, filed as Exhibit 10.12(a) to the Company’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.12(b)
Second Amendment to Employment Agreement of Mark L. Desmond dated as of April 20, 2001, filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.13
Settlement and Amendment Agreement between Beverly Health and Rehabilitation Services, Inc. and the Company effective as of January 1, 2000, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.14	Limited Liability Company Agreement of JER/NHP Senior Housing, LLC entered into as of August 28, 2001 by and among Nationwide Health Properties and JER Senior Housing, LLC.

21.	Subsidiaries of the Company

23.	Consents of Experts and Counsel

23.1	Consent of Arthur Andersen LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NA	TIONWIDE HEALTH PROPERTIES, INC.

By	:
/s/ R. BRUCE ANDREWS
R. Bruce Andrews
President and Chief Executive Officer

Dated: February 21, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	February 21, 2002

/s/ R. BRUCE ANDREWS R. Bruce Andrews	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2002

/s/ MARK L. DESMOND Mark L. Desmond	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2002

/s/ JOHN C. ARGUE John C. Argue	Director	February 21, 2002

/s/ DAVID R. BANKS David R. Banks	Director	February 21, 2002

/s/ WILLIAM K. DOYLE William K. Doyle	Director	February 21, 2002

/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 21, 2002