Form 10-Q
period 2002-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2002-05-15
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________.

Commission file number 1-9028

NATIONWIDE HEALTH PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-3997619
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification Number)

610 Newport Center Drive, Suite 1150
Newport Beach, California 92660
(Address of principal executive offices)

(949) 718-4400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Shares of registrant’s common stock, $0.10 par value, outstanding at May 14, 2002 – 49,120,216.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

MARCH 31, 2002

Part I.    Financial Information

Item 1.    Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$135,765	$144,869
Buildings and improvements	1,138,711	1,150,780
Assets held for sale	16,396	—

	1,290,872	1,295,649
Less accumulated depreciation	(204,398)	(207,136)

	1,086,474	1,088,513
Mortgage loans receivable, net	127,587	140,474

	1,214,061	1,228,987
Cash and cash equivalents	5,722	9,062
Receivables	8,286	9,274
Other assets	32,693	42,515

	$1,260,762	$1,289,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings	$—	$35,000
Senior notes due 2002-2038	549,750	564,750
Notes and bonds payable	91,330	91,590
Accounts payable and accrued liabilities	54,099	43,186

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2002 and December 31, 2001, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 49,120,216 and 47,240,651 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	4,912	4,724
Capital in excess of par value	609,313	574,829
Cumulative net income	643,823	643,957
Cumulative dividends	(792,465)	(768,198)

Total stockholders’ equity	565,583	555,312

	$1,260,762	$1,289,838

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands except per share amounts)
Revenues:
Rental income	$33,372	$35,701
Interest and other income	4,316	5,645

	37,688	41,346

Expenses:
Interest and amortization of deferred financing costs	12,501	14,302
Depreciation and non-cash charges	8,342	10,113
General and administrative	2,008	1,682
Impairment of assets	12,472	—

	35,323	26,097

Income from continuing operations	2,365	15,249
Discontinued operations	(2,499)	(82)

Net income (loss)	(134)	15,167
Preferred stock dividends	(1,919)	(1,919)

Income (loss) available to common stockholders	$(2,053)	$13,248

Per share amounts:
Basic/diluted income from continuing operations available to common stockholders	$.01	$.29

Basic/diluted loss from discontinued operations available to common stockholders	$(.05)	$—

Basic/diluted income (loss) available to common stockholders	$(.04)	$.29

Dividends paid per common share	$.46	$.46

Weighted average common shares outstanding	47,977	46,242

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Preferred stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances at December 31, 2001	47,241	$4,724	1,000	$100,000	$574,829	$643,957	$(768,198)	$555,312
Issuance of common stock	1,879	188	—	—	34,456	—	—	34,644
Stock options	—	—	—	—	28	—	—	28
Net loss	—	—	—	—	—	(134)	—	(134)
Preferred dividends	—	—	—	—	—	—	(1,919)	(1,919)
Common dividends	—	—	—	—	—	—	(22,348)	(22,348)

Balances at March 31, 2002	49,120	$4,912	1,000	$100,000	$609,313	$643,823	$(792,465)	$565,583

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months Ended March 31,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(134)	$15,167
Depreciation and non-cash charges	8,567	10,491
Impairment of assets	14,537	—
Amortization of deferred financing costs	236	240
Net decrease in operating assets and liabilities	8,345	7,456

Net cash provided by operating activities	31,551	33,354

Cash flows from investing activities:
Investment in real estate properties	(2,552)	(1,222)
Disposition of real estate properties	270	5,275
Investment in mortgage loans receivable	—	(610)
Principal payments on mortgage loans receivable	7,302	626

Net cash provided by investing activities	5,020	4,069

Cash flows from financing activities:
Bank borrowings	6,000	44,000
Repayment of bank borrowings	(41,000)	(49,000)
Issuance of senior unsecured debt	—	15,000
Repayments of senior unsecured debt	(15,000)	(20,000)
Principal payments on notes and bonds	(220)	(161)
Issuance of common stock	34,609	59
Dividends paid	(24,267)	(23,987)
Other, net	(33)	(278)

Net cash used in financing activities	(39,911)	(34,367)

Increase (decrease) in cash and cash equivalents	(3,340)	3,056
Cash and cash equivalents, beginning of period	9,062	6,149

Cash and cash equivalents, end of period	$5,722	$9,205

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
(Unaudited)

1.    Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust that invests primarily in health care related facilities and provides financing to health care providers. Whenever we refer herein to “the Company” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

The Company qualifies as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. The Company intends to continue to qualify as such and therefore to distribute at least ninety percent (90%) of its taxable income to its stockholders. Accordingly, no provision has been made for federal income taxes.

As of March 31, 2002, we had investments in 307 facilities located in 37 states. The facilities include 163 skilled nursing facilities, 129 assisted living facilities, twelve continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and one medical clinic. Our facilities are operated by 60 different operators, including the following publicly traded companies: Alterra Healthcare Corporation (“Alterra”), American Retirement Corporation, ARV Assisted Living, Inc. (“ARV”), Beverly Enterprises, Inc. (“Beverly”), Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Mariner Post-Acute Network, Inc. and Sun Healthcare Group, Inc. Of the operators of our facilities, only Alterra, Beverly and ARV, which accounted for 13%, 10% and 10%, respectively, of our revenues for the three months ended March 31, 2002, account for 10% or more of our revenues.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its investment in its majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

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

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“2001

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual Report”). The results of operations for the three-month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results for a full year.

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

We have historically deferred the payment of rent for the first several months on leases for buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. During 2001 we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. The ultimate amount of deferred rent we realize could be less than amounts recorded.

Impact of New Accounting Pronouncements

In August 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This pronouncement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and a portion of Accounting Principles Board (“APB”) Opinion No. 30 Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and became effective for us on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations, including any depreciation in the period, of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. Treating such assets as discontinued operations also requires the reclassification of the operations, including any depreciation, of any such assets for any prior periods presented. The adoption of SFAS No. 144 has not had a material impact on our financial condition or the results of our operations, however it has resulted in a caption for discontinued operations being included on our statements of operations to report the results of operations of assets sold or classified as held for sale during the current period. The prior period statement of operations presented has been reclassified to reflect the results of operations for these same facilities as discontinued operations in the prior period.

3.    Real Estate Properties

As of March 31, 2002, we had direct ownership of 134 skilled nursing facilities, 123 assisted living facilities, nine continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and one medical clinic. Substantially all of our owned facilities are leased under “net” leases that are accounted for as operating leases.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our leases have initial terms ranging from 5 to 21 years, and generally have two or more multiple-year renewal options. Approximately 53% of our facilities are leased under master leases. In addition, most of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under our leases have corporate guarantees, and leases covering 206 facilities are backed by irrevocable letters of credit or security deposits that cover up to 12 months of monthly minimum rents. Under the terms of the leases, the lessees are responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the three months ended March 31, 2002, we funded $2,552,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities.

During the three-month period ended March 31, 2002, we sold one skilled nursing facility for $396,000. This facility was written down to its fair value less costs to sell during the fourth quarter of 2001, resulting in no gain or loss related to the disposal.

Four operators of skilled nursing facilities and one operator of assisted living facilities we own have filed for protection under the United States bankruptcy laws since 1999. These operators included Sun Healthcare Group, Inc. (“Sun”), Mariner Post-Acute Network, Inc. (“Mariner”), Integrated Health Services, Inc. (“Integrated”), SV/Home Office Inc. and certain affiliates (“SV”) and Assisted Living Concepts, Inc. (“ALC”). During 2002, Sun and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included their assumption of five leases and rejection of one other. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that will result in our obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of the amended leases on five buildings and the rejection of two others. Over the course of these proceedings, (A) Sun (which emerged from bankruptcy earlier this year) has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, agreed to give us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to master lease the other five facilities; (D) SV has agreed to assume the lease on one building, return one facility and extend its mortgage on two other buildings for five years; and (E) ALC (which emerged from bankruptcy earlier this year) assumed the leases on two buildings and transferred title to us and signed leases on two buildings that had previously secured mortgages loans receivable from ALC. We have leased 32 of these facilities to new operators and sold two facilities. Of the five remaining facilities, we expect to lease three at rates similar to those paid by the prior operator, sell one for approximately book value and have not determined the final disposition of the fifth.

In December 2000, Balanced Care Corporation (“BCC”) notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. BCC managed the facilities on an interim basis on our behalf until we had a new lessee in place. We leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Mortgage Loans Receivable

As of March 31, 2002, we held 27 mortgage loans receivable secured by 29 skilled nursing facilities, six assisted living facilities and three continuing care retirement communities. As of March 31, 2002, the mortgage loans receivable had a net book value of approximately $127,587,000 with individual outstanding balances ranging from approximately $155,000 to $16,104,000 and maturities ranging from 2002 to 2024.

During the three months ended March 31, 2002, portions of two mortgage loans receivable aggregating $6,770,000 secured by two skilled nursing facilities were prepaid. During the three-month period ended March 31, 2002, we also acquired title to two assisted living facilities for which we previously had provided mortgage loans having an aggregate mortgage balance of $5,855,000.

5.    Impairment of Assets

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge totaling $14,537,000. Of this amount, $12,472,000 was reported in continuing operations and $2,065,000 was reported in discontinued operations. As a result of lower than expected operating results for the first quarter at the former BCC facilities discussed above and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also includes a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan has become uncertain due to developments at the facility during the first quarter that may necessitate a change in operators. During the three months ended March 31, 2002, we elected to dispose of seven unoccupied buildings and eight land parcels and transferred the net book values of these assets to assets held for sale as required by SFAS No. 144. The impairment of assets charge in discontinued operations totaling $2,065,000 represents the write-down of these properties to their individual estimated fair values less costs to sell.

6.    Senior Unsecured Notes Due 2002 to 2038

During the three-month period ended March 31, 2002, we repaid $15,000,000 in aggregate principal amount of medium-term notes that bore interest at a weighted average fixed rate of 8.57%.

7.    Stockholders’ Equity

During the three months ended March 31, 2002, we issued 1,000,000 shares of common stock to Cohen & Steers Quality Income Realty Fund and 869,565 shares of common stock to a unit investment trust sponsored by Salomon Smith Barney. The shares were sold based on the market closing price of our stock of $19.58 on February 25, 2002 and resulted in net proceeds of approximately $34,609,000 after underwriting, legal and other fees of approximately $1,153,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Earnings Per Share

Basic earnings per share is computed by dividing income (loss) from continuing operations available to common stockholders by the weighted average common shares outstanding. Income (loss) from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income (loss) from continuing operations. Diluted earnings per share includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The table below details the components of the basic and diluted earnings per share from continuing operations calculations:

	Three months ended March 31,
	2002		2001
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$2,365		$15,249
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	446	47,913	13,330	46,235

Effect of dilutive securities:
Stock options	—	64	—	7

Amounts used to calculate Diluted EPS	$446	47,977	$13,330	46,242

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates; the general distress of the healthcare industry; government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs; continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants; the ability of the Company to attract new operators for certain facilities; occupancy levels at certain facilities; the ability of our operators to repay deferred rent or loans in future periods; our ability to attract new operators for certain facilities; occupancy levels at certain facilities; our ability to sell certain facilities for their book value; the amount and yield of any additional investments; changes in tax laws and regulations affecting real estate investment trusts; access to the capital markets and the cost of capital; changes in the ratings of our debt securities; and the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2001 (“2001 Annual Report”).

Operating Results

Three-Month Period Ended March 31, 2002 vs. Three-Month Period Ended March 31, 2001

Rental income decreased $2,329,000, or 7%, over the same period in 2001. The decrease was primarily due to reserving straight-lined rent on certain facilities discussed below, the disposal of 19 facilities since January 2001, rent reductions on certain facilities received back from operators in bankruptcy since January 2001 and rent concessions given in 2002 on certain facilities leased to operators in bankruptcy. The decrease was partially offset by the conversion of five facilities totaling $16,093,000 from mortgage loans receivable to owned real estate properties during the last twelve months and rent increases at existing facilities. Interest and other income decreased $1,329,000, or 24%, over the same period in 2001. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $39,060,000 securing seven facilities, the conversion of five facilities totaling $16,093,000 from mortgage loans receivable to owned real estate properties and principal repayment of notes receivable during the last twelve months.

Interest and amortization of deferred financing costs decreased $1,801,000, or 13%, over the same period in 2001. The decrease was primarily due to a reduction in the borrowings and average interest rates on our $100,000,000 bank line of credit and the payoff of $93,150,000 of fixed rate medium-term notes since January 2001, partially offset by the issuance of $15,000,000 of fixed rate medium-term notes during the first quarter of 2001. Depreciation and non-cash charges decreased $1,771,000, or 18%, over the same period in 2001. The decrease was primarily attributable to the disposal of 19 facilities since January 2001. The decrease was partially offset by the conversion of five facilities totaling $16,093,000 from mortgage loans receivable to owned real estate properties during the last twelve months. General and administrative costs increased $326,000, or 19%, over the same period in 2001. The increase was primarily due to costs related to the bankruptcy proceedings of, settlements with and the return of facilities by the operators of certain of our facilities discussed below under the caption “Information Regarding Certain Operators” and increases in other general expenses.

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter at the former Balanced Care Corporation (“BCC”) facilities discussed below under the caption “Information Regarding Certain Operators” and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also includes a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan has become uncertain due to developments at the facility during the first quarter that may necessitate a change in operators.

During the three months ended March 31, 2002, we adopted a plan to dispose of seven unoccupied buildings and eight land parcels. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the three months ended March 31, 2002 and 2001. Please see the caption “Impact of New Accounting Pronouncements” below for more information regarding this treatment. The impairment of assets charge in discontinued operations totals $2,065,000 and represents the write-down of these assets to their individual estimated fair values less costs to sell.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. Historically, revenues at our facilities and the Consumer Price Index generally have increased, although there are no assurances that they will continue to increase in the future. Sales of facilities or repayments of mortgage loans receivable would serve to offset the aforementioned revenue increases, and if sales and repayments exceed additional investments, this would actually reduce revenues, as can be seen when comparing the current quarter to the same period a year ago. There is no assurance that leases will renew at the aggregate existing rent level, so the impact of lease renewals may cause a decrease in the total rent we receive. Sales of facilities or the exercise of purchase options by tenants would also cause a decrease in the total rent we receive. Additional investments in healthcare facilities would increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by rents or interest income associated with the investments.

Impact of New Accounting Pronouncements

In August 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. This pronouncement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and a portion of Accounting Principles Board (“APB”) Opinion No. 30 Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions and became effective for us on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. Treating such assets as discontinued operations also requires the reclassification of the operations of any such assets for any prior periods presented. The adoption of SFAS No. 144 has not had a material impact on our financial condition or the results of our operations, however it has resulted in a caption for discontinued operations being included on our statements of operations to report the results of operations of assets sold or classified as held for sale during the current period. The prior period statement of operations presented has been reclassified to reflect the results of operations for these same facilities as discontinued operations in the prior period.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following critical accounting policies are the most critical.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that they will not renew their lease, a decision to dispose of an asset or changes in the market value of the property, among others. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the undiscounted cash flows is higher than the current net book value, SFAS No. 144 concludes no impairment exists. If the sum of the undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to make a determination about whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.

Collectibility of Receivables

We evaluate the collectibility of our mortgage and other receivables on a regular basis. We evaluate the collectibility of the receivables based on factors including the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any and current economic conditions, among others. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable, up to its full value, that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Revenue Recognition

Our rental revenue is accounted for in accordance with SFAS No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses, and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed do have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities received back from troubled operators discussed below under the caption “Information Regarding Certain Operators”, do have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance.

Related Party Transactions

One of our directors was chairman of the board of directors and chief executive officer of Beverly Enterprises, Inc. (“Beverly”) during 1999 and 2000. He was its chairman of the board of directors in 2001. As of January 2002, he is no longer serving on the board of directors of Beverly.

Information Regarding Certain Operators

Over-leveraging and changes in reimbursement levels during 1999 had an adverse impact on the financial performance of some of the companies that operate nursing homes we own. In addition, overbuilding in the assisted living sector has resulted in lower than anticipated fill rates and rental rates for some of the companies that operate assisted living facilities owned by us. Five of the companies that operate our facilities have filed for protection under the United States bankruptcy laws since 1999. These operators included Sun Healthcare Group, Inc. (“Sun”), Mariner Post-Acute Network, Inc. (“Mariner”), Integrated Health Services, Inc. (“Integrated”), SV/Home Office Inc. and certain affiliates (“SV”) and Assisted Living Concepts, Inc. (“ALC”). During 2002, Sun and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included their assumption of five leases and rejection of one other. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that will result in our obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of the amended leases on five buildings and the rejection of two others. Over the course of these proceedings, (A) Sun (which emerged from bankruptcy earlier this year) has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, agreed to give us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to master lease the other five facilities; (D) SV has agreed to assume the lease on one building, return one facility and extend its mortgage on two other buildings for five years; and (E) ALC (which emerged from bankruptcy earlier this year) assumed the leases on two buildings and transferred title to us and signed leases on two buildings that had previously secured mortgages loans receivable from ALC. We have leased 32 of these facilities to new operators and sold two facilities. Of the five remaining facilities, we expect to lease three at rates similar to those paid by the prior operator, sell one for approximately book value and have not determined the final disposition of the fifth.

In December 2000, Balanced Care Corporation (“BCC”) notified us that it would only be making a partial payment of its December rent. At the time, we leased ten facilities in six states to BCC under two master leases.

The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. We immediately declared BCC in default under its master leases and initiated steps to terminate the leases. BCC agreed to return the facilities to us and the leases were terminated effective as of January 1, 2001. BCC managed the facilities on an interim basis on our behalf until we had a new lessee in place. We leased the facilities to a new operator effective April 1, 2001 at straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. During 2001, we recognized revenues related to these buildings in excess of cash received of approximately $5,200,000. At the end of March 2002, we fully reserved the deferred rent receivable balance outstanding as discussed above under the caption “Operating Results.”

Liquidity and Capital Resources

During the three months ended March 31, 2002, we funded $2,552,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The capital improvements were funded by borrowings on our bank line of credit and by cash on hand.

During the three-month period ended March 31, 2002, we sold one skilled nursing facility for $396,000. This facility was written down to its net realizable value during the fourth quarter of 2001, so there was no gain or loss related to the disposal.

During the three months ended March 31, 2002, portions of two mortgage loans receivable aggregating $6,770,000 secured by two skilled nursing facilities were repaid. During the three-month period ended March 31, 2002, we also acquired title to two assisted living facilities for which we previously had provided mortgage loans having an aggregate mortgage balance of $5,855,000. The proceeds from the repayments were used to repay borrowings on our bank line of credit.

During the three months ended March 31, 2002, we issued 1,000,000 shares of common stock to Cohen & Steers Quality Income Realty Fund and 869,565 shares of common stock to a unit investment trust sponsored by Salomon Smith Barney. The shares were sold based on the market closing price of our stock of $19.58 on February 25, 2002 and resulted in net proceeds of approximately $34,609,000 after underwriting, legal and other fees of approximately $1,153,000. The proceeds received were used to repay borrowings on our bank line of credit and repay $15,000,0000 in aggregate principal amount of medium-term notes that bore interest at a weighted average fixed rate of 8.57%.

At March 31, 2002, we had $100,000,000 available under our $100,000,000 bank line of credit that expires on March 31, 2003. We have shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $427,100,000 in aggregate principal amount of medium-term notes and (b) up to approximately $124,484,000 of securities including debt, convertible debt, common and preferred stock.

We did not utilize any off-balance sheet financing arrangements or have any unconsolidated subsidiaries at March 31, 2002, or for the period then ended or for the same period in 2001. During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in healthcare facilities similar to those already owned by us. We anticipate that the venture will be funded 50% by cash from the institutional investor and us and 50% by non-recourse secured debt. We are a 25% equity partner in the venture and therefore have a total commitment of up to $16,250,000. No investments were made by or into this venture through March 31, 2002. In April 2002, the joint venture acquired 43 assisted living facilities in 10 states for approximately $91,000,000.

As discussed above under the caption “Critical Accounting Policies”, we have historically recorded deferred rent at certain buildings to be repaid over the remainder of the lease term in accordance with generally accepted accounting principles. We recognized approximately $561,000 and $(155,000) of revenues in excess of (less than) cash received during the first quarter of 2002 and 2001, respectively, and there is approximately $7,400,000 and $12,700,000 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet at March 31, 2002 and December 31, 2001, respectively. During the three months ended March 31, 2002, we reserved approximately $5,873,000 of the deferred rent balance outstanding.

We anticipate making additional investments in healthcare related facilities during 2002, although the level of our new investments has been depressed during the last two years. During that time we have not been making significant additional investments beyond our actual commitments because access to long-term capital was not available under favorable terms. The common stock issuance during the first quarter may indicate that our ability to access capital and fund investments may be improving. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2002. In the event that there are mortgage loan receivable repayments of facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loan receivable repayments or facility sales to reduce the outstanding balance on our bank line of credit, if any, to repay other borrowings as they mature or to provide capital for future investments. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the “Market Risk Exposure” discussion included in our 2001 Annual Report and should be read in conjunction with such discussion. Readers are cautioned that many of the statements contained in the “Market Risk Exposure” discussion are forward looking and should be read in conjunction with the disclosures under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

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

During the three months ended March 31, 2002, we repaid $15,000,000 of fixed rate debt at a weighted average rate of 8.57%. In addition, the bank borrowings under our bank line of credit have decreased from $35,000,000 to $0.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense during 2002 of approximately $120,000. This amount would increase based on increases in the bank borrowings since the balance at March 31, 2002 was $0.

Decreases in interest rates during 2001 resulted in a decrease in interest expense related to our bank line of credit. Any future interest rate increases will increase the cost of borrowings on our bank line of credit, any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)    Exhibits

None.

(b)    Reports on Form 8-K

A Form 8-K dated February 25, 2002 was filed with respect to the issuance of 1,000,000 shares of common stock resulting in net proceeds of approximately $18,501,000.

A Form 8-K dated February 25, 2002 was filed with respect to the issuance of 869,565 shares of common stock resulting in net proceeds of approximately $16,108,000.

A Form 8-K dated March 13, 2002 was filed to report a change in our certifying accountant from Arthur Andersen LLP to Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)