Form 10-Q
period 2002-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2002-08-08
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002.

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to             .

Commission file number 1-9028

NATIONWIDE HEALTH PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-3997619 (I.R.S. Employer Identification Number)

610 Newport Center Drive, Suite 1150
Newport Beach, California 92660
(Address of principal executive offices)

(949) 718-4400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Shares of registrant’s common stock, $0.10 par value, outstanding at August 7, 2002 – 49,120,216.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

June 30, 2002

Part I.    Financial Information

Item 1.    Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$143,505	$144,869
Buildings and improvements	1,170,961	1,150,780
Assets held for sale	15,232	—

	1,329,698	1,295,649
Less accumulated depreciation	(212,400)	(207,136)

	1,117,298	1,088,513
Mortgage loans receivable, net	127,302	140,474

	1,244,600	1,228,987
Cash and cash equivalents	7,519	9,062
Receivables	8,261	9,274
Investment in unconsolidated joint venture	13,403	—
Other assets	35,156	42,515

	$1,308,939	$1,289,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank borrowings	$64,000	$35,000
Senior notes due 2002-2038	539,750	564,750
Notes and bonds payable	105,276	91,590
Accounts payable and accrued liabilities	43,718	43,186

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2002 and December 31, 2001, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 49,120,216 and 47,240,651 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	4,912	4,724
Capital in excess of par value	609,381	574,829
Cumulative net income	659,026	643,957
Cumulative dividends	(817,124)	(768,198)

Total stockholders’ equity	556,195	555,312

	$1,308,939	$1,289,838

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Revenues:
Rental income	$34,203	$36,698	$67,575	$72,400
Interest and other income	3,410	5,441	7,726	11,085
Income from unconsolidated joint venture	359	—	359	—

	37,972	42,139	75,660	83,485

Expenses:
Interest and amortization of deferred financing costs	12,528	14,113	25,029	28,415
Depreciation and non-cash charges	8,613	8,436	16,955	18,549
General and administrative	1,596	1,790	3,604	3,472
Impairment of assets	—	—	12,472	—

	22,737	24,339	58,060	50,436

Income from continuing operations	15,235	17,800	17,600	33,049
Discontinued operations	(32)	(91)	(2,531)	(173)

Net income	15,203	17,709	15,069	32,876
Preferred stock dividends	(1,919)	(1,919)	(3,839)	(3,839)

Income available to common stockholders	$13,284	$15,790	$11,230	$29,037

Per share amounts:
Basic/diluted income from continuing operations available to common stockholders	$.27	$.34	$.28	$.63

Basic/diluted loss from discontinued operations available to common stockholders	$—	$—	$(.05)	$—

Basic/diluted income available to common stockholders	$.27	$.34	$.23	$.63

Dividends paid per share	$.46	$.46	$.92	$.92

Diluted weighted average common shares outstanding	49,181	46,482	48,583	46,362

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Preferred stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances at December 31, 2001	47,241	$4,724	1,000	$100,000	$574,829	$643,957	$(768,198)	$555,312
Issuance of common stock	1,879	188	—	—	34,496	—	—	34,684
Stock options	—	—	—	—	56	—	—	56
Net income	—	—	—	—	—	15,069	—	15,069
Preferred dividends	—	—	—	—	—	—	(3,839)	(3,839)
Common dividends	—	—	—	—	—	—	(45,087)	(45,087)

Balances at June 30, 2002	49,120	$4,912	1,000	$100,000	$609,381	$659,026	$(817,124)	$556,195

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$15,069	$32,876
Gain on sale of properties	(102)	—
Depreciation and non-cash charges	17,228	19,386
Accrued income from unconsolidated joint venture	(297)	—
Impairment of assets	14,537	—
Amortization of deferred financing costs	463	484
Net increase in operating assets and liabilities	(7,600)	(8,673)

Net cash provided by operating activities	39,298	44,073

Cash flows from investing activities:
Investment in real estate properties	(28,487)	(2,951)
Disposition of real estate properties	3,807	5,275
Investment in unconsolidated joint venture	(13,106)	—
Investment in mortgage loans receivable	—	(704)
Principal payments on mortgage loans receivable	7,832	12,796

Net cash provided by (used in) investing activities	(29,954)	14,416

Cash flows from financing activities:
Bank borrowings	112,500	85,300
Repayment of bank borrowings	(83,500)	(108,300)
Issuance of senior unsecured debt	—	15,000
Repayments of senior unsecured debt	(25,000)	(20,000)
Principal payments on notes and bonds	(498)	(304)
Issuance of common stock	34,609	18,034
Dividends paid	(48,926)	(47,244)
Other, net	(72)	(336)

Net cash used in financing activities	(10,887)	(57,850)

Increase (decrease) in cash and cash equivalents	(1,543)	639
Cash and cash equivalents, beginning of period	9,062	6,149

Cash and cash equivalents, end of period	$7,519	$6,788

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002
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

As of June 30, 2002, we had investments in 311 facilities located in 38 states. The facilities include 157 skilled nursing facilities, 134 assisted living facilities, twelve continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and six buildings classified as assets held for sale. Our facilities are operated by 63 different operators, including the following publicly traded companies: Alterra Healthcare Corporation (“Alterra”), American Retirement Corporation, ARV Assisted Living, Inc. (“ARV”), Beverly Enterprises, Inc. (“Beverly”), Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Mariner Health Care, Inc. and Sun Healthcare Group, Inc. Of the operators of our facilities, only Alterra, Beverly and ARV, which accounted for 13%, 10% and 10%, respectively, of our revenues for the six months ended June 30, 2002, account for 10% or more of our revenues.

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

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission (“2001 Annual Report”). The results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results for a full year.

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with generally accepted accounting principles. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent and additional interest, included in the captions “Rental income” and “Interest and other income,” respectively, are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB No. 101”) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon revenue are structured as quarterly calculations such that all contingencies have been eliminated at each of our quarterly reporting dates.

We have historically deferred the payment of rent for the first several months on leases for buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. During 2001 we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

3.     Real Estate Properties

As of June 30, 2002, we had direct ownership of 128 skilled nursing facilities, 128 assisted living facilities, nine continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

six buildings classified as assets held for sale. Substantially all of our owned facilities are leased under “net” leases that are accounted for as operating leases.

Our leases have initial terms ranging from 5 to 21 years, and generally have two or more multiple-year renewal options. Approximately 71% of our facilities are leased under master leases. In addition, most of our other leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under most of our leases have corporate guarantees, and leases covering 202 facilities are backed by irrevocable letters of credit or security deposits that cover up to 12 months of monthly minimum rents. Under the terms of the leases, the lessees are responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the six months ended June 30, 2002, we acquired seven assisted living facilities in two separate transactions for an aggregate investment of approximately $38,287,000, including the assumption of approximately $14,227,000 of secured debt on one facility. We also funded approximately $4,427,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities.

During the six-month period ended June 30, 2002, we sold two skilled nursing facilities, two assisted living facilities and one land parcel in five separate transactions for aggregate cash proceeds of approximately $3,807,000. We also recorded notes receivables totaling approximately $1,650,000 related to two of these sales. Three of the facilities and the land parcel were sold for their approximate book values, resulting in no gain or loss related to the disposals. One of these three facilities was written down to its estimated fair value less costs to sell during the fourth quarter of 2001 and the land parcel was written down to its estimated fair value less costs to sell during the first quarter of 2002. The sale of the fourth facility, which was written down to its estimated fair value less costs to sell during the first quarter of 2002, resulted in a gain of approximately $102,000 that is included in discontinued operations on the income statement.

We have now concluded our negotiations with all five of our operators that had filed for protection under the United States bankruptcy laws since 1999. These operators included Sun Healthcare Group, Inc. (“Sun”), Mariner Health Care, Inc. (“Mariner”), Integrated Health Services, Inc. (“Integrated”), SV/Home Office Inc. and certain affiliates (“SV”) and Assisted Living Concepts, Inc. (“ALC”). During 2002, Sun, Mariner and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included their assumption of five leases and rejection of one lease. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that will result in us obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of the amended leases on five facilities and the rejection of two leases. Over the course of these proceedings, (A) Sun has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, agreed to give us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to a master lease of the remaining five facilities; (D) SV has agreed to assume the lease on one facility, return one facility and extend its mortgage on two other facilities for five years; and (E) ALC assumed the leases on two facilities and transferred title to us and signed leases on two facilities that had previously secured mortgages loans receivable from ALC. We have leased 32 of these facilities to new operators and sold three facilities. Of the four remaining facilities, we expect to lease three at rates similar to those paid by the prior operator and to sell the fourth.

Effective April 1, 2001, we leased ten facilities that had previously been leased by Balanced Care Corporation (“BCC”) to a new private operator after BCC defaulted on its leases in December 2000. The

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. The BCC leases were terminated effective as of January 1, 2001, and BCC managed the facilities until April 1, 2001. The new leases had straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. As a result of lower than expected operating results during the first quarter of 2002, in March 2002 we fully reserved the deferred rent balance outstanding and began to record revenues only to the extent cash is received. For more detail regarding the reserve, please see Note 9 below.

4.     Mortgage Loans Receivable

As of June 30, 2002, we held 27 mortgage loans receivable secured by 29 skilled nursing facilities, six assisted living facilities and three continuing care retirement communities. As of June 30, 2002, the mortgage loans receivable had a net book value of approximately $127,302,000 with individual outstanding balances ranging from approximately $125,000 to $16,104,000 and maturities ranging from 2002 to 2024.

During the six months ended June 30, 2002, portions of two mortgage loans receivable aggregating $6,770,000 secured by two skilled nursing facilities were prepaid. During the six-month period ended June 30, 2002, we also acquired title to two assisted living facilities for which we previously had provided mortgage loans having an aggregate mortgage balance of $5,855,000.

5.     Senior Unsecured Notes Due 2002 to 2038

During the six-month period ended June 30, 2002, we repaid $25,000,000 in aggregate principal amount of medium-term notes that bore interest at a weighted average fixed rate of 8.04%.

6.     Stockholders’ Equity

During the six months ended June 30, 2002, we issued 1,000,000 shares of common stock to Cohen & Steers Quality Income Realty Fund and 869,565 shares of common stock to a unit investment trust sponsored by Salomon Smith Barney. The shares were sold based on the market closing price of our stock of $19.58 on February 25, 2002 and resulted in net proceeds of approximately $34,609,000 after underwriting, legal and other fees of approximately $1,153,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.     Earnings Per Share

Basic earnings per share is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted earnings per share includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The table below details the components of the basic and diluted earnings per share from continuing operations calculations:

	Three months ended June 30,
	2002		2001
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$15,235		$17,800
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	13,316	49,120	15,881	46,438
Effect of dilutive securities:
Stock options	—	61	—	44

Amounts used to calculate Diluted EPS	$13,316	49,181	$15,881	46,482

	Six months ended June 30,
	2002		2001
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$17,600		$33,049
Less: preferred stock dividends	(3,839)		(3,839)

Amounts used to calculate Basic EPS	13,761	48,520	29,210	46,337
Effect of dilutive securities:
Stock options	—	63	—	25

Amounts used to calculate Diluted EPS	$13,761	48,583	$29,210	46,362

8.     Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We anticipate that the venture will be funded 50% by cash from the institutional investor and us and 50% by non-recourse secured debt. We are a 25% equity partner in the venture and therefore have a total commitment of up to $16,250,000. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture through March 31, 2002.

In April 2002, the joint venture acquired 43 assisted living facilities in 10 states with a total cost of approximately $95,632,000 that are leased to Alterra Healthcare Corporation. The joint venture also incurred deferred financing costs of approximately $1,400,000 and is committed to fund an additional $2,000,000 of capital improvements. These amounts and the acquisition costs not paid to date will bring the joint venture’s total investment to approximately $99,100,000. The acquisition was financed with secured non-recourse debt of

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $45,860,000, a capital contribution from our joint venture partner of approximately $39,300,000 and a capital contribution from us of approximately $13,100,000. We do not expect to make any additional contributions to the joint venture related to these facilities.

The balance sheet and income statement for the joint venture below present its financial position as of June 30, 2002 and its results of operations for the six months then ended in thousands.

BALANCE SHEET
Assets
Investment in real estate:
Land	$10,180
Buildings and improvements	85,452

95,632
Less accumulated depreciation	(610)

95,022
Cash and cash equivalents	5,857
Other assets	1,320

$102,199

Liabilities and Equity
Notes and bonds payable	$45,848
Accounts payable and accrued liabilities	2,741
Equity:
Capital contributions	52,425
Cumulative net income	1,185

Total equity	53,610

$102,199

INCOME STATEMENT
Rental income	$2,523
Expenses:
Interest and amortization of deferred financing costs	627
Depreciation and non-cash charges	610
General and administrative	101

1,338

Net income	$1,185

9.     Impairment of Assets

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in the first quarter totaling $14,537,000. Of this amount, $12,472,000 was reported in continuing operations and $2,065,000 was reported in discontinued operations. As a result of lower than expected operating results for the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

first quarter at the former Balanced Care Corporation facilities discussed above and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash rent is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter that we believed might necessitate a change in operators. During the second quarter, we entered into an agreement with a new operator to take over the facility effective September 1, 2002. During the first quarter of 2002, we elected to classify seven unoccupied buildings and eight land parcels as assets held for sale and transferred the net book values of these assets to assets held for sale on the balance sheet as required by SFAS No. 144. The impairment of assets charge in discontinued operations totaling $2,065,000 represents the write-down of four of these properties to their individual estimated fair values less costs to sell during the first quarter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following: the effect of economic and market conditions and changes in interest rates; the general distress of the healthcare industry; government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs; continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants; our ability to attract new operators for certain facilities; occupancy levels at certain facilities; the ability of our operators to repay deferred rent or loans in future periods; our ability to sell certain facilities for their book value; the amount and yield of any additional investments; changes in tax laws and regulations affecting real estate investment trusts; access to the capital markets and the cost of capital; changes in the ratings of our debt securities; and the risk factors set forth under the caption “Risk Factors” in our Form 8-K dated June 27, 2002.

Operating Results

Six-Month Period Ended June 30, 2002 vs. Six-Month Period Ended June 30, 2001

Rental income decreased $4,825,000, or 7%, over the same period in 2001. The decrease was primarily due to reserving straight-lined rent on certain facilities discussed below, the disposal of 22 facilities since January 2001, rent reductions on certain facilities that were returned to us and leased to other operators in 2001 and 2002. The decrease was partially offset by the conversion of five facilities totaling $14,480,000 from mortgage loans receivable to owned real estate properties and the acquisition of seven facilities since January 1, 2001 and rent increases at existing facilities. Interest and other income decreased $3,359,000, or 30%, over the same period in 2001. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $39,060,000 securing seven facilities, the conversion of five facilities totaling $14,480,000 from mortgage loans receivable to owned real estate properties and principal repayment of notes receivable since January 1, 2001. Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture since the acquisition of 43 assisted living facilities by the joint venture in April 2002. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Interest and amortization of deferred financing costs decreased $3,386,000, or 12%, over the same period in 2001. The decrease was primarily due to the payoff of $103,150,000 of fixed rate medium-term notes since January 2001 and a reduction in the average borrowings and average interest rates on our $100,000,000 bank line of credit, partially offset by the issuance of $15,000,000 of fixed rate medium-term notes during the first quarter of 2001. Depreciation and non-cash charges decreased $1,594,000, or 9%, over the same period in 2001. The decrease was primarily attributable to the disposal of 22 facilities since January 2001. The decrease was partially offset by the acquisition of seven facilities during the second quarter of 2002 and the conversion of five facilities totaling $14,480,000 from mortgage loans receivable to owned real estate properties since January 1, 2001.

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter at the former Balanced Care Corporation (“BCC”) facilities discussed below under the caption “Information Regarding Certain Operators” and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter that we believed might necessitate a change in operators. During the second quarter, we entered into an agreement with a new operator to take over the facility effective September 1, 2002.

During the first quarter of 2002, we elected to classify seven unoccupied buildings and eight land parcels as assets held for sale. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the three-month and six-month periods ended June 30, 2002 and 2001. Please see the caption “Impact of New Accounting Pronouncements” below for more information regarding this treatment. The impairment of assets charge in discontinued operations totals $2,065,000 and represents the write-down of four of these assets to their individual estimated fair values less costs to sell.

Three-Month Period Ended June 30, 2002 vs. Three-Month Period Ended June 30, 2001

Rental income decreased $2,495,000, or 7%, over the same period in 2001. The decrease was primarily due to reserving straight-lined rent on certain facilities discussed below, the disposal of 17 facilities during the last twelve months, rent reductions on certain facilities that were returned to us and leased to other operators in 2001 and 2002. The decrease was partially offset by the conversion of four facilities totaling $13,553,000 from mortgage loans receivable to owned real estate properties and the acquisition of seven facilities during the last twelve months and rent increases at existing facilities. Interest and other income decreased $2,031,000, or 37%, over the same period in 2001. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $27,497,000 securing four facilities, the conversion of four facilities totaling $13,553,000 from mortgage loans receivable to owned real estate properties and principal repayment of notes receivable during the last twelve months. Income from joint venture represents our 25% share of the income generated by the unconsolidated joint venture and our management fee of 2.5% of the revenues of the joint venture since the acquisition of 43 assisted living facilities by the joint venture in April 2002. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Interest and amortization of deferred financing costs decreased $1,585,000, or 11%, over the same period in 2001. The decrease was primarily due to the payoff of $83,150,000 of fixed rate medium-term notes during the last twelve months and a reduction in the average borrowings and average interest rates on our $100,000,000 bank line of credit. Depreciation and non-cash charges increased $177,000, or 2%, over the same period in 2001. The increase was primarily attributable to the acquisition of seven facilities during the second quarter of 2002 and the conversion of four facilities totaling $13,553,000 from mortgage loans receivable to owned real estate properties during the last twelve months. The increase was partially offset by the disposal of 17 facilities during the last twelve months.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments, this would actually reduce revenues, as can be seen when comparing the current year results to the same period a year ago. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. Sales of facilities or the exercise of purchase options by tenants would also cause a decrease in the total rent we receive. Additional investments in health care facilities would increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by rents or interest income associated with the investments.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting policies.

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

Collectibility of Receivables

We evaluate the collectibility of our mortgage and other receivables on a regular basis. We evaluate the collectibility of the receivables based on factors including the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any and current economic conditions, among others. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Revenue Recognition

Our rental revenue is accounted for in accordance with SFAS No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a health care facility is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by certain operators discussed below under the caption “Information Regarding Certain Operators”, have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance.

Related Party Transactions

One of our directors was chairman of the board of directors during 1999 through 2001 and chief executive officer during 1999 and 2000 of Beverly Enterprises, Inc. As of January 2002, he is no longer serving on its board of directors.

Information Regarding Certain Operators

We have now concluded our negotiations with all five of our operators that had filed for protection under the United States bankruptcy laws since 1999. These operators included Sun Healthcare Group, Inc. (“Sun”), Mariner Health Care, Inc. (“Mariner”), Integrated Health Services, Inc. (“Integrated”), SV/Home Office Inc. and certain affiliates (“SV”) and Assisted Living Concepts, Inc. (“ALC”). Over-leveraging of balance sheets, increased wage and salary costs and changes in reimbursement levels during 1999 had an adverse impact on the financial performance of some of the companies that operate nursing homes we own. In addition, overbuilding in the assisted living sector has resulted in lower than anticipated fill rates and rental rates for some of the companies that operate assisted living facilities owned by us. During 2002, Sun, Mariner and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included their assumption of five leases and rejection of one lease. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that will result in us obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of the amended leases on five facilities and the rejection of two leases. Over the course of these proceedings, (A) Sun has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, agreed to give us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to a master lease of the remaining five facilities; (D) SV has agreed to assume the lease on one facility, return one facility and extend its mortgage on two other facilities for five years; and (E) ALC assumed the leases on two facilities and transferred title to us and signed leases on two facilities that had previously secured mortgages loans receivable from ALC. We have leased 32 of these facilities to new operators and sold three facilities. Of the four remaining facilities, we expect to lease three at rates similar to those paid by the prior operator and to sell the fourth.

Effective April 1, 2001, we leased ten facilities that had previously been leased by Balanced Care Corporation (“BCC”) to a new private operator after BCC defaulted on its leases in December 2000. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. The BCC leases were terminated effective as of January 1, 2001, and BCC managed the facilities until April 1, 2001. The new leases had straight-lined lease rates comparable to those previously paid by BCC of approximately $580,000 per month. During 2001, we recognized revenues related to these buildings in excess of cash received of approximately $5,200,000. At the end of March 2002, we fully reserved the deferred rent receivable balance outstanding as discussed above under the caption “ Operating Results.”

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We anticipate that the venture will be funded 50% by cash from the institutional investor and us and 50% by non-recourse secured debt. We are a 25% equity partner in the venture and therefore have a total commitment of up to $16,250,000. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture through March 31, 2002.

In April 2002, the joint venture acquired 43 assisted living facilities in 10 states with a total cost of approximately $95,632,000 that are leased to Alterra Healthcare Corporation. The joint venture also incurred deferred financing costs of approximately $1,400,000 and is committed to fund an additional $2,000,000 of capital improvements. These amounts and the acquisition costs not paid to date will bring the joint venture’s total investment to approximately $99,100,000. The acquisition was financed with secured non-recourse debt of approximately $45,860,000, a capital contribution from our joint venture partner of approximately $39,300,000 and a capital contribution from us of approximately $13,100,000. We do not expect to make any additional contributions to the joint venture related to these facilities.

Liquidity and Capital Resources

During the six months ended June 30, 2002, we acquired seven assisted living facilities in two separate transactions for an aggregate investment of approximately $38,287,000, including the assumption of approximately $14,227,000 of secured debt on one facility. We also funded approximately $4,427,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions and capital improvements were funded by borrowings on our bank line of credit and by cash on hand.

During the six-month period ended June 30, 2002, we sold two skilled nursing facilities and two assisted living facilities in four separate transactions for aggregate cash proceeds of approximately $3,807,000. We also recorded receivables totaling approximately $1,650,000 related to two of these sales. Three of the facilities were sold for their approximate book values, including one that was written down to its estimated fair value less costs to sell during the fourth quarter of 2001, resulting in no gain or loss related to the disposals. The sale of the fourth facility, which was written down to its estimated fair value less costs to sell during the first quarter of 2002, resulted in a gain of approximately $102,000 that is included in discontinued operations on the income statement. The proceeds from the sales were used to repay borrowings on our bank line of credit.

During the six months ended June 30, 2002, portions of two mortgage loans receivable aggregating $6,770,000 secured by two skilled nursing facilities were prepaid. During the six-month period ended June 30, 2002, we also acquired title to two assisted living facilities for which we previously had provided mortgage loans having an aggregate mortgage balance of $5,855,000. The proceeds from the repayments were used to repay borrowings on our bank line of credit.

During the six months ended June 30, 2002, we issued 1,000,000 shares of common stock to Cohen & Steers Quality Income Realty Fund and 869,565 shares of common stock to a unit investment trust sponsored by Salomon Smith Barney. The shares were sold based on the market closing price of our stock of $19.58 on February 25, 2002 and resulted in net proceeds of approximately $34,609,000 after underwriting, legal and other fees of approximately $1,153,000. The proceeds received were used to repay borrowings on our bank line of credit and repay $15,000,0000 in aggregate principal amount of medium-term notes that bore interest at a weighted average fixed rate of 8.57%.

At June 30, 2002, we had $36,000,000 available under our $100,000,000 bank line of credit that expires on March 31, 2003. We have shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $416,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $124,484,000 of securities including debt, convertible debt, common and preferred stock at June 30, 2002. On July 3, 2002, we issued $100,000,000 of medium-term notes with an interest rate of 8.25% and a maturity date of July 1, 2012 which reduces the aggregate principal amount of medium-term notes available under shelf registrations to $316,000,000.

We did not use any off-balance sheet financing arrangements or have any unconsolidated subsidiaries prior to March 31, 2002. The only off-balance sheet financing arrangement that we currently use is the unconsolidated joint venture discussed above under the caption “ Investment in Unconsolidated Joint Venture.”

As discussed above under the caption “ Critical Accounting Policies”, we have historically recorded deferred rent at certain buildings to be repaid over the remainder of the lease term in accordance with generally accepted accounting principles. We recognized approximately $780,000 and $1,280,000 of revenues in excess of cash received during the six months ended June 30, 2002 and 2001, respectively, and there is approximately $7,614,000 and $12,700,000 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet at June 30, 2002 and December 31, 2001, respectively. During the first quarter, we reserved approximately $5,873,000 of the deferred rent balance then outstanding.

We anticipate making additional investments in healthcare related facilities during 2002. The level of our new investments was depressed during the prior two years because access to capital at a reasonable cost was not available. The common stock issuance during the first quarter and the medium-term note issuance in July 2002 may indicate that our ability to access capital and fund investments may be improving. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2002. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loan receivable repayments or facility sales to reduce the outstanding balance on our bank line of credit, if any, to repay other borrowings as they mature or to provide capital for future investments. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the “Market Risk Exposure” discussion included in our Annual Report on Form 10-K for the year ended December 31, 2001 and should be read in conjunction with such discussion. Readers are cautioned that many of the statements contained in the “Market Risk Exposure” discussion are forward looking and should be read in conjunction with the disclosures under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

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

During the six months ended June 30, 2002, we repaid $25,000,000 of fixed rate debt at a weighted average rate of 8.04%. In addition, the bank borrowings under our bank line of credit have increased from $35,000,000 to $64,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2002 of approximately $382,000.

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

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 22, 2002 (“Annual Meeting”). At the Annual Meeting, R. Bruce Andrews and Charles D. Miller were re-elected as directors to serve for a three-year term until the 2005 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are John C. Argue, David R. Banks, William K. Doyle and Jack D. Samuelson.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Against	Abstentions/ Broker Non-Votes
Election of R. Bruce Andrews	35,459,990	6,799,498	—
Election of Charles D. Miller	41,562,744	696,744	—

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

None.

(b)    Reports on Form 8-K

A Form 8-K dated June 27, 2002 was filed with respect to the issuance of $100,000,000 aggregate principal amount of 8.25% fixed rate Medium-Term Notes, Series D, in an underwritten public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)