Form 10-Q
period 2002-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2002-11-08
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Shares of registrant’s common stock, $0.10 par value, outstanding at November 7, 2002 – 49,160,216.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

September 30, 2002

Part I.    Financial Information

Item 1.    Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$153,454	$144,869
Buildings and improvements	1,281,270	1,150,780
Assets held for sale	13,784	—

	1,448,508	1,295,649
Less accumulated depreciation	(220,134)	(207,136)

	1,228,374	1,088,513
Mortgage loans receivable, net	110,432	140,474

	1,338,806	1,228,987
Cash and cash equivalents	7,031	9,062
Receivables	5,784	9,274
Investment in unconsolidated joint venture	13,048	—
Other assets	40,753	42,515

	$1,405,422	$1,289,838

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings	$70,000	$35,000
Senior notes due 2003-2038	614,750	564,750
Notes and bonds payable	115,030	91,590
Accounts payable and accrued liabilities	59,706	43,186

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2002 and December 31, 2001, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 49,120,216 and 47,240,651 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	4,912	4,724
Capital in excess of par value	609,528	574,829
Cumulative net income	673,279	643,957
Cumulative dividends	(841,783)	(768,198)

Total stockholders’ equity	545,936	555,312

	$1,405,422	$1,289,838

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Revenues:
Rental income	$37,500	$35,891	$104,587	$107,741
Interest and other income	3,219	5,090	10,945	16,175
Income from unconsolidated joint venture	366	—	725	—

	41,085	40,981	116,257	123,916

Expenses:
Interest and amortization of deferred financing costs	14,849	13,390	39,878	41,805
Depreciation and non-cash charges	10,127	8,440	26,977	26,883
General and administrative	2,087	2,172	5,691	5,644
Impairment of assets	—	—	12,472	—

	27,063	24,002	85,018	74,332

Income from continuing operations	14,022	16,979	31,239	49,584
Gain on sale of facilities	—	3,043	—	3,043
Discontinued operations	231	(193)	(1,917)	78

Net income	14,253	19,829	29,322	52,705
Preferred stock dividends	(1,919)	(1,919)	(5,758)	(5,758)

Income available to common stockholders	$12,334	$17,910	$23,564	$46,947

Per share amounts:
Basic/diluted income from continuing operations available to common stockholders	$.25	$.32	$.52	$.94

Basic/diluted income (loss) from discontinued operations available to common stockholders	$—	$—	$(.04)	$—

Basic/diluted income available to common stockholders	$.25	$.38	$.48	$1.01

Dividends paid per share	$.46	$.46	$1.38	$1.38

Diluted weighted average common shares outstanding	49,161	47,301	48,778	46,679

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Preferred stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances at December 31, 2001	47,241	$4,724	1,000	$100,000	$574,829	$643,957	$(768,198)	$555,312
Issuance of common stock	1,879	188	—	—	34,582	—	—	34,770
Issuance of stock options	—	—	—	—	117	—	—	117
Net income	—	—	—	—	—	29,322	—	29,322
Preferred dividends	—	—	—	—	—	—	(5,758)	(5,758)
Common dividends	—	—	—	—	—	—	(67,827)	(67,827)

Balances at September 30, 2002	49,120	$4,912	1,000	$100,000	$609,528	$673,279	$(841,783)	$545,936

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$29,322	$52,705
Gain on sale of properties	(3,110)	(3,043)
Depreciation and non-cash charges	27,390	28,447
Impairment of assets	17,354	—
Amortization of deferred financing costs	748	727
Net increase in operating assets and liabilities	5,887	(2,290)

Net cash provided by operating activities	77,591	76,546

Cash flows from investing activities:
Investment in real estate properties	(150,175)	(5,818)
Disposition of real estate properties	11,388	—
Investment in unconsolidated joint venture	(13,106)	19,695
Investment in mortgage loans receivable	—	(1,261)
Principal payments on mortgage loans receivable	18,954	34,055

Net cash provided by (used in) investing activities	(132,939)	46,671

Cash flows from financing activities:
Bank borrowings	239,500	142,300
Repayment of bank borrowings	(204,500)	(168,300)
Issuance of senior unsecured debt	100,000	15,000
Repayments of senior unsecured debt	(50,000)	(60,150)
Principal payments on notes and bonds	(830)	(465)
Issuance of notes and bonds	10,000	—
Issuance of common stock	34,609	18,034
Dividends paid	(73,585)	(71,014)
Other, net	(1,877)	(349)

Net cash provided by (used in) financing activities	53,317	(124,944)

Decrease in cash and cash equivalents	(2,031)	(1,727)
Cash and cash equivalents, beginning of period	9,062	6,149

Cash and cash equivalents, end of period	$7,031	$4,422

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002
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

As of September 30, 2002, we had investments in 343 facilities located in 38 states. The facilities include 186 skilled nursing facilities, 136 assisted living facilities, twelve continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and seven buildings classified as assets held for sale. Our facilities are operated by 66 different operators, including the following publicly traded companies: Alterra Healthcare Corporation (“Alterra”), American Retirement Corporation (“ARC”), ARV Assisted Living, Inc., Beverly Enterprises, Inc., Harborside Healthcare Corporation, HEALTHSOUTH Corporation, Integrated Health Services, Inc., Mariner Health Care, Inc. and Sun Healthcare Group, Inc. Of the operators of our facilities, only Alterra and ARC, which accounted for 14% and 11%, respectively, of our revenues for the nine months ended September 30, 2002, account for 10% or more of our revenues.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (“2001 Annual Report”). The results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results for a full year.

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent and additional interest, included in the captions “Rental income” and “Interest and other income,” respectively, are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB No. 101”) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon revenue are structured as quarterly calculations such that all contingencies have been eliminated at each of our quarterly reporting dates.

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. During 2001, we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. We currently have reserves against 49% of our deferred rent balance. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Real Estate Properties

As of September 30, 2002, we had direct ownership of 160 skilled nursing facilities, 131 assisted living facilities, ten continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and seven buildings classified as assets held for sale. Substantially all of our owned facilities are leased under “net” leases that are accounted for as operating leases.

Our leases have initial terms ranging from 5 to 21 years, and generally have two or more multiple-year renewal options. Approximately 75% of our facilities are leased under master leases. In addition, most of our other leases contain cross-collateralization and cross-default provisions tied to other leases with the same lessee, as well as grouped lease renewals and grouped purchase options. Obligations under most of our leases have corporate guarantees, and leases covering 248 facilities are backed by irrevocable letters of credit or security deposits that cover up to 12 months of monthly minimum rents. Under the terms of the leases, the lessees are responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During the nine months ended September 30, 2002, we acquired 33 skilled nursing facilities, ten assisted living facilities and one continuing care retirement community in four separate transactions for an aggregate investment of approximately $156,539,000, including the assumption of approximately $14,227,000 of secured debt on one facility. We also funded approximately $7,864,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities.

D uring the nine-month period ended September 30, 2002, we sold five buildings and one land parcel in six separate transactions for aggregate cash proceeds of approximately $11,388,000. We also recorded notes receivables totaling approximately $1,650,000 related to two of these sales. Two buildings were written down to their estimated fair value less costs to sell during the fourth quarter of 2001 and the land parcel was written down to its estimated fair value less costs to sell during the first quarter of 2002. Three buildings and the land parcel were sold for their approximate book values, resulting in no gain or loss related to the disposals. The sale of two buildings resulted in a gain of approximately $3,110,000 that is included in discontinued operations on the statement of operations.

We have now concluded our negotiations with all five of our operators that had filed for protection under the United States bankruptcy laws since 1999. These operators included Sun Healthcare Group, Inc. (“Sun”), Mariner Health Care, Inc. (“Mariner”), Integrated Health Services, Inc. (“Integrated”), SV/Home Office Inc. and certain affiliates (“SV”) and Assisted Living Concepts, Inc. (“ALC”). During 2002, Sun, Mariner and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included Sun’s assumption of five leases and rejection of one lease. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that will result in us obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of amended leases on five facilities and the rejection of two leases. Over the course of these proceedings, (A) Sun has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, agreed to give us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to a master lease of the remaining five facilities; (D) SV has agreed to assume the lease on one facility, return one facility and extend its mortgage on two other facilities for five years; and (E) ALC assumed the leases on two facilities and transferred title to us and signed leases on two facilities that had previously secured mortgages loans receivable from ALC. We have leased 33 of these facilities to new operators and sold three facilities. Of the three remaining facilities, we expect to lease two at rates somewhat lower than those paid by the prior operator and to sell the third.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective April 1, 2001, we leased ten facilities that had previously been leased by Balanced Care Corporation (“BCC”) to a new private operator after BCC defaulted on its leases in December 2000. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. The BCC leases were terminated effective as of January 1, 2001, and BCC managed the facilities until April 1, 2001. The new leases have straight-lined lease rates of approximately $530,000 per month, which is comparable to those previously paid by BCC of approximately $580,000 per month. As a result of lower than expected operating results during the first quarter of 2002, in March 2002 we fully reserved the deferred rent balance outstanding and began to record revenues only to the extent cash is received. For more detail regarding the reserve, please see Note 9 below.

4 .     Mortgage Loans Receivable

As of September 30, 2002, we held 25 mortgage loans receivable secured by 26 skilled nursing facilities, five assisted living facilities and two continuing care retirement communities. As of September 30, 2002, the mortgage loans receivable had a net book value of approximately $110,432,000 with individual outstanding balances ranging from approximately $96,000 to $16,104,000 and maturities ranging from 2002 to 2024.

During the nine months ended September 30, 2002, one mortgage loan with a principal balance of approximately $3,815,000, secured by one skilled nursing facility and one continuing care retirement community, was repaid. In addition, portions of three mortgage loans receivable aggregating $13,607,000, secured by two skilled nursing facilities and one assisted living facility, were prepaid. During the nine-month period ended September 30, 2002, we also acquired title to two assisted living facilities and one skilled nursing facility for which we previously had provided mortgage loans having an aggregate mortgage balance of $13,352,000.

5 .     Senior Unsecured Notes Due 2003 to 2038

During the nine-month period ended September 30, 2002, we issued $100,000,000 of fixed rate medium-term notes at 8.25% due July 1, 2012. During this period we also repaid $50,000,000 in aggregate principal amount of fixed rate medium-term notes that bore interest at a weighted average rate of 7.35%.

6 .    Stockholders’ Equity

During the nine months ended September 30, 2002, we issued 1,000,000 shares of common stock to Cohen & Steers Quality Income Realty Fund, Inc. and 869,565 shares of common stock to a unit investment trust sponsored by Salomon Smith Barney. The shares were sold based on the market closing price of our stock of $19.58 on February 25, 2002 and resulted in net proceeds of approximately $34,609,000 after underwriting, legal and other fees of approximately $1,997,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7 .    Earnings Per Share

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

	Three months ended September 30,
	2002		2001
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$14,022		$16,979
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	12,103	49,120	15,060	47,241
Effect of dilutive securities:
Stock options	—	41	—	60

Amounts used to calculate Diluted EPS	$12,103	49,161	$15,060	47,301

	Nine months ended September 30,
	2002		2001
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$31,239		$49,584
Less: preferred stock dividends	(5,758)		(5,758)

Amounts used to calculate Basic EPS	25,481	48,722	43,826	46,642
Effect of dilutive securities:
Stock options	—	56	—	37

Amounts used to calculate Diluted EPS	$25,481	48,778	$43,826	46,679

8 .     Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We anticipate that the venture will be funded 50% by cash from the institutional investor and us and 50% by non-recourse secured debt. We are a 25% equity partner in the venture and therefore have a total cash commitment of up to $16,250,000. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. In addition to our share of the joint venture’s income, we receive a management fee of 2.5% of the joint venture’s revenue. No investments were made by or into this joint venture prior to the second quarter of 2002.

In April 2002, the joint venture acquired 43 assisted living facilities in 10 states with a total cost of approximately $95,700,000 that are leased to Alterra Healthcare Corporation. The joint venture also incurred deferred financing costs of approximately $1,400,000 and is committed to fund an additional $2,000,000 of capital improvements. These amounts will bring the joint venture’s total investment to approximately $99,100,000. The acquisition was financed with secured non-recourse debt of approximately $45,860,000, a

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital contribution from our joint venture partner of approximately $39,300,000, a capital contribution from us of approximately $13,100,000 and operating cash flows of the joint venture. We do not expect to make any additional contributions to the joint venture related to these facilities, however the joint venture did acquire nine additional assisted living facilities in October 2002 for approximately $28,000,000.

The balance sheet and income statement for the joint venture below present its financial position as of September 30, 2002 and its results of operations for the three months and nine months then ended in thousands.

BALANCE SHEET
(Unaudited)

Assets
Investment in real estate:
Land	$10,180
Buildings and improvements	85,522

95,702
Less accumulated depreciation	(1,221)

94,481
Cash and cash equivalents	5,582
Other assets	1,352

$101,415

Liabilities and Equity
Notes and bonds payable	$45,841
Accounts payable and accrued liabilities	3,383
Equity:
Capital contributions	52,425
Distributions	(2,600)
Cumulative net income	2,366

Total equity	52,191

$101,415

INCOME STATEMENT (Unaudited)
	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Rental income	$2,824	$5,347
Expenses:
Interest and amortization of deferred financing costs	918	1,545
Depreciation and non-cash charges	611	1,221
General and administrative	114	215

	1,643	2,981

Net income	$1,181	$2,366

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9 .     Impairment of Assets

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

During the first quarter of 2002, we elected to classify seven unoccupied buildings and eight land parcels as assets held for sale and transferred the net book values of these assets to assets held for sale on the balance sheet as required by SFAS No. 144. We recorded an impairment of assets charge in discontinued operations during the first quarter of 2002, totaling $2,065,000, that represents the write-down of four of these properties to their individual estimated fair values less costs to sell. During the third quarter of 2002, we classified an additional building as an asset held for sale and transferred its net book value to that caption on the balance sheet. During the third quarter of 2002, we recorded an impairment of assets charge of $2,817,000 in discontinued operations to write-down this asset and three others to their revised fair values less costs to sell.

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

Operating Results

Nine-Month Period Ended September 30, 2002 vs. Nine-Month Period Ended September 30, 2001

Rental income decreased $3,154,000, or 3%, over the same period in 2001. The decrease was primarily due to reserving straight-lined rent on certain facilities discussed below, the disposal of 23 facilities since January 2001 and rent reductions on certain facilities that were returned to us and leased to other operators in 2001 and 2002. The decrease was partially offset by the acquisition of 44 facilities since January 1, 2001, the conversion of six facilities totaling $21,977,000 from mortgage loans receivable to owned real estate properties and rent increases at existing facilities. Interest and other income decreased $5,230,000, or 32%, over the same period in 2001. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $49,712,000 securing ten facilities, the conversion of six facilities totaling $21,977,000 from mortgage loans receivable to owned real estate properties and principal repayment of notes receivable since January 1, 2001. Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture since the acquisition of 43 assisted living facilities by the joint venture in April 2002. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Interest and amortization of deferred financing costs decreased $1,927,000, or 5%, over the same period in 2001. The decrease was primarily due to the payoff of $128,150,000 of fixed rate medium-term notes since January 2001 and a reduction in the average interest rates on our $100,000,000 bank line of credit, partially offset by the issuance of $115,000,000 of fixed rate medium-term notes since January 1, 2001, obtaining mortgages totaling $40,000,000 secured by existing buildings since December 2001 and the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002. Depreciation and non-cash charges is consistent with the same period in 2001 due to the acquisition of 44 facilities during the second and third quarters of 2002 and the conversion of six facilities totaling $21,977,000 from mortgage loans receivable to owned real estate properties since January 1, 2001 offset by the disposal of 23 facilities since January 2001. General and administrative expense is consistent with the same period in 2001, however, the 2002 balance includes approximately $506,000 related to the severance of an executive officer. The decrease in general and administrative expenses excluding the non-recurring severance is $459,000 or 8%. This decrease is due to a reduction in legal expenses related to the prior bankruptcies of certain operators discussed below under the caption “Information Regarding Certain Operators” and reductions in other general corporate expenses.

D uring the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter at the former Balanced Care Corporation (“BCC”) facilities discussed below under the caption “Information Regarding Certain Operators” and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter that we believed might necessitate a change in operators. During the second quarter, we entered into an agreement with a new operator to take over the facility effective September 1, 2002. We did not record any impairment of assets charge for the nine months ended September 30, 2001.

During the first quarter of 2002, we elected to classify seven unoccupied buildings and eight land parcels as assets held for sale. During the third quarter of 2002, we elected to classify one additional unoccupied building as an asset held for sale. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the three-month and nine-month periods ended September 30, 2002 and 2001. Please see the caption “Impact of New Accounting Pronouncements” below for more information regarding this treatment. The impairment of assets charge in discontinued operations totals $4,882,000 and represents the write-down of seven of these assets to their individual estimated fair values less costs to sell. We did not classify any assets as held for sale in 2001.

Three-Month Period Ended September 30, 2002 vs. Three-Month Period Ended September 30, 2001

Rental income increased $1,609,000, or 4%, over the same period in 2001. The increase was primarily due to the acquisition of 44 facilities during the last twelve months, the conversion of three facilities totaling $13,352,000 from mortgage loans receivable to owned real estate properties during the last twelve months and rent increases at existing facilities. The increase was partially offset by reserving straight-lined rent on certain facilities discussed below, the disposal of 16 facilities during the last twelve months and rent reductions on certain facilities that were returned to us and leased to other operators in 2001 and 2002. Interest and other income decreased $1,871,000, or 37%, over the same period in 2001. The decrease was primarily due to the payoff at par of mortgage loans receivable of $17,422,000 securing five facilities, the conversion of three facilities totaling $13,352,000 from mortgage loans receivable to owned real estate properties and principal repayment of notes receivable during the last twelve months. Income from unconsolidated joint venture represents our 25% share of the income generated by the unconsolidated joint venture and our management fee of 2.5% of the revenues of the joint venture since the acquisition of 43 assisted living facilities by the joint venture in April 2002. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Interest and amortization of deferred financing costs increased $1,459,000, or 11%, over the same period in 2001. The increase was primarily due to the issuance of $100,000,000 of fixed rate medium-term notes in July 2002, obtaining mortgages totaling $40,000,000 secured by existing buildings since December 2001 and the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002. The increase was partially offset by the payoff of $68,000,000 of fixed rate medium-term notes during the last twelve months and a reduction in the average interest rates on our $100,000,000 bank line of credit. Depreciation and non-cash charges increased $1,687,000, or 20%, over the same period in 2001. The increase was primarily attributable to the acquisition of 44 facilities during the last twelve months and the conversion of three facilities totaling $13,352,000 from mortgage loans receivable to owned real estate properties during the last twelve months. The increase was partially offset by the disposal of 16 facilities during the last twelve months. General and administrative expense is consistent with the same period in 2001, however, the 2002 balance includes approximately $506,000 related to the severance of an executive officer. The decrease in general and administrative expenses excluding the non-recurring severance is $591,000 or 27%. This decrease is due to a reduction in legal expenses related to the prior bankruptcies of certain operators discussed below under the caption “Information Regarding Certain Operators” and reductions in other general corporate expenses.

During the third quarter of 2002, we elected to classify one additional unoccupied building as an asset held for sale. The impairment of assets charge in discontinued operations for the three months ended September 30, 2002 totals $2,817,000 and represents the write-down of five of the assets held for sale to their individual estimated fair values less costs to sell. We did not classify any assets as held for sale in 2001.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property, among others. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the undiscounted cash flows is higher than the current net book value, SFAS No. 144 concludes no impairment exists. If the sum of the undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analysis require us to make a determination about whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.

Collectibility of Receivables

We evaluate the collectibility of our mortgage and other receivables on a regular basis. We evaluate the collectibility of the receivables based on factors including the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions, among others. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Revenue Recognition

Our rental revenue is accounted for in accordance with SFAS No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition in Financial Statements among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a health care facility is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received, which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by certain operators discussed below under the caption “Information Regarding Certain Operators”, have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance.

I n f ormation Regarding Certain Operators

We have now concluded our negotiations with all five of our operators that had filed for protection under the United States bankruptcy laws since 1999. These operators included Sun Healthcare Group, Inc. (“Sun”), Mariner Health Care, Inc. (“Mariner”), Integrated Health Services, Inc. (“Integrated”), SV/Home Office Inc. and certain affiliates (“SV”) and Assisted Living Concepts, Inc. (“ALC”). Over-leveraging of balance sheets, increased wage and salary costs and changes in reimbursement levels during 1999 had an adverse impact on the financial performance of some of the companies that operate nursing homes we own. In addition, overbuilding in the assisted living sector has resulted in lower than anticipated fill rates and rental rates for some of the companies that operate assisted living facilities owned by us. During 2002, Sun, Mariner and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included Sun’s assumption of five leases and rejection of one lease. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that will result in us obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of amended leases on five facilities and the rejection of two leases. Over the course of these proceedings, (A) Sun has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, agreed to give us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to a master lease of the remaining five facilities; (D) SV has agreed to assume the lease on one facility, return one facility and extend its mortgage on two other facilities for five years; and (E) ALC assumed the leases on two facilities and transferred title to us and signed leases on two facilities that had previously secured mortgages loans receivable from ALC. We have leased 33 of these facilities to new operators and sold three facilities. Of the three remaining facilities, we expect to lease two at rates somewhat lower than those paid by the prior operator and to sell the third.

Effective April 1, 2001, we leased ten facilities that had previously been leased by Balanced Care Corporation (“BCC”) to a new private operator after BCC defaulted on its leases in December 2000. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. The BCC leases were terminated effective as of January 1, 2001, and BCC managed the facilities until April 1, 2001. The new leases have straight-lined lease rates of approximately $530,000 per month, which is comparable to those previously paid by BCC of approximately $580,000 per month. During 2001, we recognized revenues related to these buildings in excess of cash received of approximately $5,200,000. At the end of March 2002, we fully reserved the deferred rent receivable balance outstanding as discussed above under the caption “Operating Results.”

I n vestment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We anticipate that the venture will be funded 50% by cash from the institutional investor and us and 50% by non-recourse secured debt. We are a 25% equity partner in the venture and therefore have a total cash commitment of up to $16,250,000. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to the second quarter of 2002.

In April 2002, the joint venture acquired 43 assisted living facilities in 10 states with a total cost of approximately $95,700,000 that are leased to Alterra Healthcare Corporation. The joint venture also incurred deferred financing costs of approximately $1,400,000 and is committed to fund an additional $2,000,000 of capital improvements. These amounts will bring the joint venture’s total investment to approximately $99,100,000. The acquisition was financed with secured non-recourse debt of approximately $45,860,000, a capital contribution from our joint venture partner of approximately $39,300,000, a capital contribution from us of approximately $13,100,000 and operating cash flows of the joint venture. We do not expect to make any additional contributions to the joint venture related to these facilities, however the joint venture did acquire nine additional assisted living facilities in October 2002 for approximately $28,000,000.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, we acquired 33 skilled nursing facilities, ten assisted living facilities and one continuing care retirement community in four separate transactions for an aggregate investment of approximately $156,539,000, including the assumption of approximately $14,227,000 of secured debt on one facility. We also funded approximately $7,864,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions and capital improvements were funded by the issuance of $100,000,000 of fixed rate medium-term notes, borrowings on our bank line of credit and by cash on hand.

During the nine-month period ended September 30, 2002, we sold five buildings and one land parcel in six separate transactions for aggregate cash proceeds of approximately $11,388,000. We also recorded receivables totaling approximately $1,650,000 related to two of these sales. Two buildings were written down to their estimated fair value less costs to sell during the fourth quarter of 2001 and the land parcel was written down to its estimated fair value less costs to sell during the first quarter of 2002. Three buildings and the land parcel were sold for their approximate book values, resulting in no gain or loss related to the disposals. The sale of two buildings resulted in a gain of approximately $3,110,000 that is included in discontinued operations on the statement of operations. The proceeds from the sales were used to repay borrowings on our bank line of credit.

During the nine months ended September 30, 2002, one mortgage loan with a principal balance of approximately $3,815,000, secured by one skilled nursing facility and one continuing care retirement community, was repaid. In addition, portions of three mortgage loans receivable aggregating $13,607,000, secured by two skilled nursing facilities and one assisted living facility, were prepaid. During the nine-month period ended September 30, 2002, we also acquired title to two assisted living facilities and one skilled nursing facility for which we previously had provided mortgage loans having an aggregate mortgage balance of $13,552,000. The proceeds from the repayments were used to repay borrowings on our bank line of credit.

During the nine-month period ended September 30, 2002, we issued $100,000,000 of fixed rate medium-term notes at 8.25% maturing July 1, 2002. During this period we also repaid $50,000,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 7.35%.

During the nine months ended September 30, 2002, we issued 1,000,000 shares of common stock to Cohen & Steers Quality Income Realty Fund, Inc. and 869,565 shares of common stock to a unit investment trust sponsored by Salomon Smith Barney. The shares were sold based on the market closing price of our stock of $19.58 on February 25, 2002 and resulted in net proceeds of approximately $34,609,000 after underwriting, legal and other fees of approximately $1,997,000. The proceeds received were used to repay borrowings on our bank line of credit and repay $15,000,000 in aggregate principal amount of medium-term notes that bore interest at a weighted average fixed rate of 8.57%.

At September 30, 2002, we had $30,000,000 available under our $100,000,000 bank line of credit that expires on March 31, 2003. We have arranged for a new credit facility of $150,000,000 that becomes effective on November 8, 2002 that will replace the existing bank line of credit. We have shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $123,640,000 of securities including debt, convertible debt, common and preferred stock at September 30, 2002.

We did not use any off-balance sheet financing arrangements or have any unconsolidated subsidiaries prior to the second quarter of 2002. The only off-balance sheet financing arrangement that we currently use is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.”

As discussed above under the caption “Critical Accounting Policies”, we have historically recorded deferred rent at certain buildings to be repaid over the remainder of the lease term in accordance with accounting principles generally accepted in the United States. We recognized approximately $950,000 and $2,300,000 of revenues in excess of cash received during the three months ended September 30, 2002 and 2001, respectively and recognized approximately $2,245,000 and $3,700,000 of revenues in excess of cash received during the nine months ended September 30, 2002 and 2001, respectively. There is approximately $9,376,000 and $12,700,000 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet at September 30, 2002 and December 31, 2001, respectively. We have security deposits of $541,000 that could be used to offset rent deferrals during 2002. During the first quarter, we reserved approximately $5,873,000 of the deferred rent balance then outstanding.

We anticipate making additional investments in healthcare related facilities during the fourth quarter of 2002. The level of our new investments was depressed during the prior four years because access to capital at a reasonable cost was not available. The common stock issuance during the first quarter of 2002 and the medium-term note issuance in July 2002 may indicate that our ability to access capital and fund investments may be improving. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during the fourth quarter of 2002. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loan receivable repayments or facility sales to reduce the outstanding balance on our bank line of credit, if any, to repay other borrowings as they mature or to provide capital for future investments. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity for at least the next twelve months.

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

During the nine months ended September 30, 2002, we repaid $50,000,000 of fixed rate debt at a weighted average rate of 7.35%. In addition, the bank borrowings under our bank line of credit have increased from $35,000,000 to $70,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2002 of approximately $825,000.

Decreases in interest rates during 2001 resulted in a decrease in interest expense related to our bank line of credit. Any future interest rate increases will increase the cost of borrowings on our bank line of credit, any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 4.    Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1         Amended and Restated Bylaws of the Company.

(b)	Reports on Form 8-K

A Form 8-K dated June 27, 2002 was filed with respect to the issuance of $100,000,000 aggregate principal amount of 8.25% fixed rate Medium-Term Notes, Series D, in an underwritten public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/S/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, R. Bruce Andrews, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nationwide Health Properties, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/S/ R. BRUCE ANDREWS
R. Bruce Andrews President and Chief Executive Officer

I, Mark L. Desmond, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Nationwide Health Properties, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002	/S/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer