Form 10-K
period 2002-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2003-03-11
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to

Commission file number 1-9028

NATIONWIDE HEALTH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-3997619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Newport Center Drive, Suite 1150 Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)

Registrant’s telephone number, including area code: (949) 718-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
7.677% Series A Cumulative Preferred	None

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange  Rule 12b-2).    Yes ☒    No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $914,039,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

49,172,216

(Number of shares of common stock outstanding as of February 28, 2003)

Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2003.

PART I

Item 1.    Business.

Nationwide Health Properties, Inc., a Maryland corporation incorporated on October 14, 1985, is a real estate investment trust (REIT) that invests primarily in healthcare related facilities and provides financing to healthcare providers. Whenever we refer herein to “the Company” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries. At December 31, 2002, we had investments in 387 facilities located in 38 states. As of December 31, 2002, we had direct ownership of:

•	158 skilled nursing facilities;

•	132 assisted and independent living facilities;

•	11 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital; and

•	five buildings held for sale.

At December 31, 2002, we held 24 mortgage loans secured by:

•	25 skilled nursing facilities;

•	four assisted and independent living facilities; and

•	one continuing care retirement community.

We also have a 25% interest in an unconsolidated joint venture that owns 49 assisted living facilities located in twelve states.

Other than the five buildings held for sale, substantially all of our owned facilities are leased under “triple-net” leases, which are accounted for as operating leases, to 58 healthcare providers.

Our facilities are operated by 67 different operators, including the following publicly traded companies:

•	Alterra Healthcare Corporation (Alterra);

•	American Retirement Corporation (ARC);

•	ARV Assisted Living, Inc.;

•	Beverly Enterprises, Inc. (Beverly);

•	Harborside Healthcare Corporation;

•	HEALTHSOUTH Corporation;

•	Integrated Health Services, Inc.;

•	Mariner Health Care, Inc.; and

•	Sun Healthcare Group, Inc.

Of the operators of our facilities, only Alterra and ARC accounted for 10% or more of our revenues for the twelve months ended December 31, 2002 or are expected to account for more than 10% of our revenues in 2003. In addition, our joint venture has direct ownership of 49 assisted living facilities, all of which are leased to Alterra. See “Information Regarding Certain Operators” in Item 7 for a discussion of Alterra’s current bankruptcy proceedings.

The following table summarizes our major operators, the number of facilities each operates and the percentage of our revenues received from each operator as of the end of 2002, as adjusted for facilities acquired and disposed during 2002:

Operator	Number of Facilities Operated	Percentage of Revenue
Alterra Healthcare Corporation	59	14%
American Retirement Corporation	16	12%
ARV Assisted Living, Inc.	16	9%
Beverly Enterprises, Inc.	30	9%
Complete Care Services	33	5%

We have historically provided lease or mortgage financing for healthcare facilities to qualified operators and acquired additional senior housing and long-term care facilities, including skilled nursing facilities, assisted and independent living facilities, rehabilitation hospitals and long-term acute care hospitals. Financing for these investments was provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity and the assumption of secured indebtedness.

The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101), which we adopted during the fourth quarter of 2000, does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates. Also, the majority of our leases contain provisions that the total rent cannot decrease from one year to the next. Approximately 79% of our facilities are leased under master leases. In addition, the majority of our leases contain cross collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and, if purchase options exist, grouped purchase options. Leases covering 250 facilities are backed by security deposits consisting of irrevocable letters of credit or cash most of which cover from three to six months, of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

During 2002, we acquired 34 skilled nursing facilities, eleven assisted and independent living facilities and one continuing care retirement community for an aggregate investment of approximately $165,428,000. Additionally, we funded approximately $13,870,000 in capital improvements at a number of facilities in accordance with existing lease provisions. These capital improvements generally result in an increase in the minimum rents we earn on these facilities. In addition, our unconsolidated joint venture, in which we have a 25% interest, acquired 52 assisted living facilities.

At December 31, 2002, we held 24 mortgage loans secured by 25 skilled nursing facilities, four assisted and independent living facilities and one continuing care retirement community. These loans had an aggregate outstanding principal balance of approximately $101,232,000 and a net book value of approximately $99,292,000 at December 31, 2002, net of an aggregate discount totaling approximately $1,940,000. The mortgage loans have individual outstanding balances ranging from approximately $66,000 to $12,983,000 and have maturities ranging from 2003 to 2031.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the

“double taxation” (e.g. at the corporate and stockholder levels) that usually results from investment in the stock of a corporation. Please see the heading “REIT Status” under the caption “Risk Factors” for more information.

In January 2002, President Bush proposed changes to the tax laws that, if enacted, would exclude from an individual’s taxable income corporate dividends paid out of certain previously taxed corporate income. Many aspects of this proposal have yet to be described, but it is most likely that dividends paid to shareholders of REITs will not be eligible for the exclusion. We are unable to predict whether or in what form the proposal may be enacted or, if enacted, any effect it may have on us.

Properties

Of the 387 facilities in which we have investments, we have direct ownership of:

•	158 skilled nursing facilities;

•	132 assisted living facilities;

•	11 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital; and

•	five buildings held for sale.

In addition, our unconsolidated joint venture owns 49 assisted living facilities. Other than the five buildings held for sale, substantially all of the properties are leased to other parties under terms that require the tenant, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties.

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

Assisted and Independent Living Facilities

Assisted and independent living facilities offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Assisted and independent living residents are provided meals and eat in a central dining area; assisted living residents may also be assisted with some daily living activities with programs and services that allow residents certain conveniences and make it possible for them to live independently; staff is also available when residents need assistance and for group activities. Services provided to residents who require more assistance with daily living activities, but who do not require the constant supervision skilled nursing facilities provide, include personal supervision and assistance with eating, bathing, grooming and administering medication. Charges for room, board and services are generally paid from private sources.

Continuing Care Retirement Communities

Continuing care retirement communities provide a broad continuum of care. At the most basic level, independent living residents might receive meal service, maid service or other services as part of their monthly rent. Services which aid in everyday living are provided to other residents, much like in an assisted living facility. At the far end of the spectrum, skilled nursing, rehabilitation and medical treatment are provided to residents who need those services. This type of facility consists of independent living units, dedicated assisted living units and licensed skilled nursing beds on one campus, and considered by many to be the ultimate senior housing alternative.

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

Long-Term Acute Care Hospitals

Long-term acute care hospitals serve medically complex, chronically ill patients. These hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines. While these patients suffer from conditions that require a high level of monitoring and specialized care, they may not necessitate the continued services of an intensive care unit. Due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a skilled nursing facility or rehabilitation hospital.

The following table sets forth certain information regarding our owned facilities as of December 31, 2002:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2002 Rent (2)
			(Dollars in Thousands)
Assisted and Independent Living Facilities:
Alabama	2	166	$5,953	$575
Arizona	2	142	7,868	798
Arkansas	1	32	2,150	202
California	13	1,590	79,578	11,271
Colorado	7	843	76,654	6,195
Delaware	1	54	5,301	411
Florida	20	1,345	96,667	8,384
Idaho	1	158	11,826	1,299
Indiana	1	50	4,666	327
Kansas	4	231	13,557	1,242
Kentucky	1	44	2,782	301
Louisiana	1	104	7,385	616
Maryland	1	56	5,248	38
Massachusetts	1	118	11,007	1,021
Michigan	1	143	7,306	1,159
Nevada	2	154	13,616	1,292
New Jersey	2	104	7,615	422
New York	1	200	21,426	1,395
North Carolina	5	274	14,028	1,910
Ohio	11	635	39,115	3,099
Oklahoma	3	178	8,271	809
Oregon	6	559	28,874	3,108
Pennsylvania	4	286	29,965	615
Rhode Island	3	274	30,240	2,787
South Carolina	7	331	24,910	1,516
Tennessee	5	278	25,316	810
Texas	17	950	77,936	7,269
Virginia	2	153	12,974	1,262
Washington	4	341	22,834	2,443
West Virginia	1	60	6,177	44
Wisconsin	2	422	29,061	2,079

Subtotals	132	10,275	$730,306	$64,699

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2002 Rent (2)
			(Dollars in Thousands)
Skilled Nursing Facilities:
Arizona	1	130	$3,540	$639
Arkansas	8	833	34,912	3,321
California	6	599	19,125	3,678
Connecticut	3	351	12,080	1,669
Florida	6	825	20,317	2,259
Georgia	1	100	4,342	325
Idaho	1	64	792	84
Illinois	2	210	5,549	600
Indiana	7	886	27,335	2,873
Kansas	9	680	13,928	1,524
Maryland	5	911	30,074	2,748
Massachusetts	14	1,511	76,372	6,403
Minnesota	3	568	19,809	1,773
Mississippi	1	120	4,467	462
Missouri	1	108	2,740	517
Nevada	1	140	4,034	616
North Carolina	1	150	2,360	333
Ohio	5	733	27,606	2,743
Oklahoma	3	253	3,939	436
Tennessee	5	508	18,509	2,015
Texas	59	6,770	135,967	12,733
Virginia	4	604	18,568	2,910
Washington	5	525	25,408	2,854
Wisconsin	7	568	12,874	2,406

Subtotals	158	18,147	$524,647	$55,921

Continuing Care Retirement Communities:
Arizona	1	182	$10,331	$477
California	1	279	12,427	1,659
Colorado	1	119	3,115	378
Florida	1	405	18,617	333
Georgia	1	190	11,492	984
Kansas	1	200	13,204	1,396
Massachusetts	1	178	14,292	1,379
Tennessee	1	80	3,178	364
Texas	1	352	30,870	3,042
Wisconsin	2	942	64,638	6,077

Subtotals	11	2,927	$182,164	$16,089

Facility Location	Number of Facilities	Number of Beds/ Units(1)	Gross Investment	2002 Rent(2)
			(Dollars in Thousands)
Rehabilitation Hospitals:
Arizona	1	60	$10,710	$1,513

Long-Term Acute Care Hospitals:
Arizona	1	56	6,361	851

Total All Owned Facilities	303	31,465	$1,454,188	$139,073

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.
(2)	Rental income for 2002 for each of the properties we owned at December 31, 2002, excluding assets held for sale.

Competition

We generally compete with other REITs, including Health Care Property Investors, Inc., Senior Housing Properties Trust, Healthcare Realty Trust Incorporated and Health Care REIT, Inc., real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The operators of the healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians and staff.

Regulation

Payments for healthcare services provided by the operators of our facilities are received principally from four sources: Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; private funds; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to skilled nursing facilities which in turn might affect the amount of additional rents payable to us under our leases. Effective for years beginning after July 1, 1998, the payment methodology for skilled nursing facilities under the Medicare program was changed. Under the revised methodology, Medicare reimburses skilled nursing facility operators for nursing care, ancillary services and capital costs at a flat per diem rate. Prior to July 1, 1998, a cost-based system of reimbursement was used. This changed reimbursement methodology was phased in over four years. Payments under the new methodology are generally lower than the payments the facilities had historically received, however there was some relief during 2000 and 2001 as a portion of the reduction in payments was reversed. On October 1, 2002, some of the relief implemented in 2000 and 2001 expired, which resulted in a reduction in Medicare payments during 2002 and will result in a reduction in 2003. Payments under reimbursement programs allocable to patients may not remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to patients. Decreases in reimbursement levels could have an adverse impact on the revenues of the operators of our facilities, which could in turn adversely impact their ability to make their monthly lease or debt payments to us.

There exist various federal and state regulations prohibiting fraud and abuse of healthcare providers, including those governing reimbursements under Medicaid and Medicare as well as referrals and financial relationships. Federal and state governments are devoting increasing attention to anti-fraud initiatives. Our operators may not be able to comply with these current or future regulations, which could affect their ability to operate or to continue to make lease or mortgage payments.

Healthcare facilities in which we invest are also generally subject to federal, state and local licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need (CON), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements generally apply to skilled nursing facilities. CON requirements are not uniform throughout the United States and are subject to change. We cannot predict the impact of regulatory changes with respect to licensure and CONs on the operations of our operators.

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the Board of Directors (the Board), serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” between any of the named executive officers or with any director. All information is given as of February 28, 2003:

Name	Position	Age
R. Bruce Andrews	President and Chief Executive Officer	62
Donald D. Bradley	Senior Vice President and General Counsel	47
Mark L. Desmond	Senior Vice President and Chief Financial Officer	44
David M. Boitano	Vice President of Development	41
Steven J. Insoft	Vice President of Development	39
John J. Sheehan, Jr.	Vice President of Development	45

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

Donald D. Bradley—Senior Vice President and General Counsel since March 2001. From January 2000 to February 2001, Mr. Bradley was engaged in various personal interests. Mr. Bradley was formerly the General Counsel of Furon Company, a NYSE-listed international, high performance polymer manufacturer from 1990 to December 1999. Previously, Mr. Bradley served as a Special Counsel of O’Melveny & Myers LLP, an international law firm with which he had been associated since 1982. Mr. Bradley is a member of the Executive Board of the American Seniors Housing Association (ASHA).

Mark L. Desmond—Senior Vice President and Chief Financial Officer since January 1996. Mr. Desmond was Vice President and Treasurer from May 1990 to December 1995 and Controller, Chief Accounting Officer and Assistant Treasurer from June 1988 to April 1990. From 1986 until joining our company, Mr. Desmond held various accounting positions with Beverly Enterprises, Inc., an operator of skilled nursing facilities, pharmacies and pharmacy related outlets. Mr. Desmond is a certified public accountant.

David M. Boitano—Vice President of Development since February 2002. From June 2000 until November 2001, Mr. Boitano was the Chief Operating Officer for Essential Markets, Inc., an information technology company. Mr. Boitano was the Senior Vice President of Finance and Acquisitions and Treasurer of Alterra Healthcare Corporation, an operator of assisted and independent living facilities, from November 1999 until May 2000. Prior to that, Mr. Boitano was the Senior Vice President of Finance and Acquisitions from October 1998 until October 1999 and the Vice President of Finance from May 1996 until September 1998, both also of Alterra. From March 1994 until May 1996, Mr. Boitano was the Chief Financial Officer of Crossings International Corporation, an operator of assisted living facilities.

Steven J. Insoft—Vice President of Development since February 1998. From 1991 to 1997, Mr. Insoft served as President of CMI Senior Housing & Healthcare, Inc., an operator of skilled nursing facilities. From 1988 to 1991, Mr. Insoft was an Associate in the Capital Markets Group of Prudential Insurance Company of America.

John J. Sheehan, Jr.—Vice President of Development since February 1996. From April 1990 until joining our company, Mr. Sheehan was Vice President, Mortgage Finance for Life Care Centers of America, an operator and manager of skilled nursing facilities. From September 1987 through April 1990, Mr. Sheehan served as Director of Asset Management for Southmark Corporation, a real estate syndication company.

Employees

As of February 28, 2003, we had 14 employees.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.nhp-reit.com, the same day as those reports are available on the SEC’s website. In addition, our Business Code of Conduct & Ethics, Governance Principles and the charters of our Audit, Corporate Governance and Compensation Committees are available on our website.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision in our company. The risks and uncertainties described below are not the only ones facing us and there may be additional risks that we do not presently know of or that we currently consider immaterial. All of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Operator Obligations

Our income would be adversely affected if any of our operators were unable to meet their obligations to us or if we were unable to lease our facilities or make mortgage loans on economically favorable terms. If a tenant does not exercise its option to renew its lease upon the expiration of the initial term or that if a failure to renew were to occur, we may not be able to lease the facility to another operator on favorable terms.

Operator Governmental Regulations

Our operators are subject to regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on our operators’ costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect an operator’s ability to meet its obligations to us.

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

A significant portion of our skilled nursing facility operators’ revenue is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Federal and state governments have adopted and continue to consider various health care reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors.

State and federal governmental concern regarding health care costs and the impact of these costs on their budgets may result in significant reductions in payment to health care facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could adversely affect revenues of our operators and thereby adversely affect their ability to meet their obligations to us.

Operator Financial Difficulties

Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or general downturn in business of any of our major operators, or in the event any of our major operators do not renew or extend their relationship with us as their lease terms expire.

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

In the event of a default by our operators under mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to a property and thereafter making substantial improvements or repairs in order to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against an enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. High “loan to value” ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

For a discussion of current operator financial difficulties and bankruptcy proceedings, please see the caption “Information Regarding Certain Operators” in Item 7.

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

Concentration of Revenues

Two of the operators of our facilities account for 10% or more of our revenues. As of the end of 2002, as adjusted for facilities acquired and disposed during 2002, Alterra accounted for 14% and ARC accounted for 12%. In January 2003, Alterra filed for protection under the United States bankruptcy laws. Alterra operates 59 of our facilities and all 49 of the facilities owned by our joint venture, in which we are a 25% equity partner. ARC operates 16 of our facilities. If Alterra decides to reject our leases in bankruptcy or if ARC experiences financial difficulties, our revenues and operating cash flow could be adversely affected.

Fraud and Abuse Regulations

There are various federal and state laws prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments.

There are also laws that govern referrals and financial relationships. A wide array of relationships and arrangements, including ownership interests in a company by persons who refer or who are in a position to refer patients, as well as personal services agreements, have under certain circumstances, been alleged or been found to violate these provisions. The federal and state laws and regulations regarding fraud and abuse are extremely complex, and little judicial or regulatory interpretation exists.

In addition, state and federal governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 and the

Balanced Budget Act of 1997 expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the U.S. Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities in certain states in which we have properties.

These governmental fraud and abuse regulations affect us because findings of violations of these regulations may jeopardize an operator’s ability to operate a facility or to make lease and mortgage payments, thereby potentially adversely affecting us.

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

Our facilities are also subject to state licensure statutes and regulations and statutes which may require regulatory approval, in the form of a CON, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. Our facilities may not be able to satisfy current and future CON requirements and this could adversely affect our operators and facilities.

Failure to obtain licensure or loss of licensure would prevent a facility from operating. Failure to maintain certification in the Medicare and Medicaid programs would result in a loss of funding from those programs. Although accreditation is generally voluntary, loss of accreditation could result in a facility failing to meet eligibility requirements to participate in various reimbursement programs. These events could adversely affect the facility operator’s ability to meet its obligations to us.

Healthcare Operations are Subject to Litigation Risks and Increasing Insurance Costs

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of skilled nursing facilities continues. Continued cost increases could adversely affect our tenants’ abilities to pay their lease or mortgage payments.

Competition

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar health care services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, overbuilding in the assisted and independent living market has caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services. This resulted in lower revenues for the operators of certain of our facilities. It may also have contributed to the financial difficulties of some of our operators. While we believe that overbuilt markets should reach stabilization in the next couple of years due to minimal new development, we cannot be certain the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to meet their obligations to us.

Legislative Developments

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, a “Patient Bill of Rights” to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim, a Medicare prescription drug benefit, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for healthcare claims and payment transactions, and higher standards to protect the security and privacy of health-related information. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

External Sources of Capital

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, each year to distribute to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, we rely on other sources of capital, which we may not be able to obtain on favorable terms or at all. Our access to capital depends upon a number of factors, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Additional debt financing may substantially increase our leverage.

Investment Level

With the exception of 2002, difficult capital market conditions in our industry during the past several years have limited our access to capital. As a result, in recent years other than 2002, the level of our new investments decreased. We currently expect difficult market conditions to prevail during 2003, which will limit our access to capital for the coming year and we are not currently planning any significant additional investments beyond our actual commitments. If the level of our new investments does not increase our ability to increase our revenues could be impacted.

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

Leverage

Financing for our future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. Accordingly, we could become more leveraged. The degree of leverage could have important consequences to stockholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

Stock Price

As with other publicly-traded equity securities, the market price of our common stock will depend upon various market conditions, which may change from time to time. Among the market conditions that may affect the market price of our stock are the following:

•	the extent of investor interest;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our operators;

•	the contents of analyst reports about us and the REIT industry; and

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions. An increase in the required yield from distributions may adversely affect the market price of our common stock.

Other factors such as governmental regulatory action and changes in REIT tax laws could also have a significant impact on the future market price of our common stock.

Our failure to maintain or increase our dividend could reduce the market price of our common stock. The ability to maintain or raise our dividend is dependent, to a large part, on growth of funds from operations. This growth in turn depends upon increased revenues from additional investments and rental increases.

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. For that reason, shares of our common stock may trade at prices that are higher or lower than the net asset value per share. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. Another factor that may influence the price of our common stock will be the distribution yield on our common stock as a percentage of the price of our common stock relative to market interest rates. An increase in market interest rates might lead prospective purchasers of our common stock to expect a higher distribution yield, which would adversely affect the market price of our common stock.

REIT Status

We intend to operate in a manner to qualify as a REIT under the Internal Revenue Code. We believe that we have been organized and have operated in a manner, which would allow us to qualify as a REIT under the Internal Revenue Code. However, it is possible that we have been organized or have operated in a manner that would not allow us to qualify as a REIT, or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating at least 90% of our annual REIT taxable income. Legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification as a REIT. However, we are not aware of any pending tax legislation that would adversely affect our ability to operate as a REIT.

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

Our Acquisitions May be Unsuccessful

Our business strategy contemplates future acquisitions. The acquisitions we make may not prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities. Further, newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of any acquisition. In order to finance future acquisitions, we might issue equity securities or incur additional debt, or both, which may reduce our per share financial results.

With respect to certain acquired properties, we enter into development funding arrangements requiring us to provide the funding to enable healthcare operators to build, expand or renovate facilities on our properties. If the developer or contractor fails to complete the project under the terms of the development agreement, we could be forced to become involved in the development to ensure completion or we could lose the property.

Key Personnel

We depend on the efforts of our executive officers, particularly Mr. R. Bruce Andrews, Mr. Mark L. Desmond and Mr. Donald D. Bradley. While we believe that we could find suitable replacements for these key personnel, the loss of their services or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment and security agreements with these executive officers, these agreements may not assure their continued service.

Environmental Matters

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from environmental contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination. We review environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination that could have a material adverse effect on our business or financial condition.

Change of Control Provisions

Our charter and bylaws contain provisions that may delay, defer or prevent a change in control or other transactions that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for our common stock.

In order to protect us against the risk of losing our REIT status for federal income tax purposes, our charter prohibits the ownership by any single person of more than 9.9% of the issued and outstanding shares of our voting stock. We can redeem shares acquired or held in excess of the ownership limit. In addition, any acquisition of our common stock or preferred stock that would result in our disqualification as a REIT is null and void. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with a stock transaction. The Board of Directors has increased the ownership limit applicable to our voting stock to 20% with respect to Cohen & Steers Capital Management, Inc. As of December 31, 2002, Cohen & Steers Capital Management, Inc. owned 14% of our common stock.

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

Our charter also contains other provisions that may delay, defer or prevent a transaction, including a change in control, that might involve payment of a premium price for our common stock or otherwise be in the best interests of our stockholders. Those provisions include the following:

•	in certain circumstances, a proposed consolidation, merger, share exchange or transfer must be approved by two-thirds of the votes of our preferred stockholders entitled to be cast on the matter;

•	the requirement that any business combination be approved by 90% of the outstanding shares unless the transaction receives a unanimous vote or a consent of the Board of Directors or is a combination solely with a wholly-owned subsidiary; and

•	the Board of Directors is classified into three groups whereby each group of Directors is elected for successive terms ending at the annual meeting of stockholders the third year after election.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2001 to December 31, 2002 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our Board and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board deems relevant, however, we currently expect to pay comparable cash dividends in the future.

	High	Low	Dividend
2002
First quarter	$20.38	$18.40	$0.46
Second quarter	22.80	17.10	0.46
Third quarter	19.15	14.90	0.46
Fourth quarter	17.85	14.64	0.46

2001
First quarter	$16.80	$12.81	$0.46
Second quarter	20.20	16.08	0.46
Third quarter	20.29	16.33	0.46
Fourth quarter	20.95	18.36	0.46

As of February 28, 2003 there were approximately 900 holders of record of our common stock.

Equity compensation plan information is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2003, filed or to be filed pursuant to Regulation 14A.

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

	Years ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Operating Data:
Revenues	$156,461	$163,249	$167,637	$157,845	$136,441
Income from continuing operations	44,357	60,630	68,601	67,715	62,883
Gain (loss) on sale of facilities	—	11,245	1,149	(335)	2,321
Discontinued operations	(7,803)	(3,537)	1,412	3,433	4,544
Net income	36,554	68,338	71,162	70,813	69,748
Preferred stock dividends	(7,677)	(7,677)	(7,677)	(7,677)	(7,677)
Income available to common stockholders	28,877	60,661	63,485	63,136	62,071
Dividends paid on common stock	90,585	87,093	85,889	83,480	75,128

Per Share Data:
Basic/diluted income from continuing operations available to common stockholders	0.75	1.13	1.32	1.30	1.24
Basic/diluted income available to common stockholders	0.59	1.30	1.37	1.37	1.39
Dividends paid on common stock	1.84	1.84	1.84	1.80	1.68

Balance Sheet Data:
Investments in real estate, net	$1,345,195	$1,228,987	$1,333,026	$1,372,064	$1,316,685
Total assets	1,409,933	1,289,838	1,381,007	1,430,056	1,357,303
Borrowings under unsecured revolving credit facility	107,000	35,000	79,000	75,300	42,000
Senior notes due 2003-2038	614,750	564,750	627,900	657,900	545,150
Convertible debentures	—	—	—	—	57,431
Notes and bonds payable	111,303	91,590	62,857	64,048	64,623
Stockholders’ equity	529,140	555,312	563,472	585,590	605,558

Other Data:
Net cash provided by operating activities	$85,664	$83,187	$99,940	$94,659	$106,067
Net cash provided by (used in) investing activities	(147,626)	75,721	11,258	(89,753)	(282,968)
Net cash provided by (used in) financing activities	61,287	(155,995)	(121,188)	(4,949)	182,891
Diluted weighted average shares outstanding	48,869	46,836	46,228	46,216	44,645

Reconciliation of Funds from Operations (1):
Income available to common stockholders	$28,877	$60,661	$63,485	$63,136	$62,071
Depreciation and amortization	36,859	33,157	35,077	33,555	26,377
Depreciation and amortization in discontinued operations	963	2,713	2,219	2,576	1,599
Depreciation and amortization in income from unconsolidated joint venture	486	—	—	—	—
Depreciation and amortization in joint venture discontinued operations	7	—	—	—	—
Impairment of assets	12,472	7,223	—	—	5,000
Impairment of assets in discontinued operations	10,828	3,972	—	—	—
(Gain) loss on sale of facilities	—	(11,245)	(1,149)	335	(2,321)
Gain on sale of facilities in discontinued operations	(2,603)	—	—	—	—

Funds from operations available to common stockholders	$87,889	$96,481	$99,632	$99,602	$92,726

(1)	We believe that funds from operations is an important supplemental measure of operating performance. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We generally use the National Association of Real Estate Investment Trusts (NAREIT) measure of funds from operations. We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation, less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

To facilitate your review and understanding of this section of our report and the financial statements that follow, we are providing this overview of what management believes are the most important considerations for understanding our company and its business – the key factors that drive our business and the principal associated risks.

The Company

We are a public equity REIT that invests in senior housing and long-term care properties. As such:

•	Passive Investments: Our investments are passive – i.e., we do not operate the properties;

•	Investor Flexibility & Liquidity: Investors desiring to invest in this real estate sector can do so with an investment flexibility and liquidity that is not available in most direct investments; and

•	No Double Taxation: Our income is not taxed at the corporate level as long as we continue to distribute to our shareholders at least 90% of our taxable income and meet other REIT tax requirements.

Business Purpose

Our long-term corporate goal is clearly defined – to provide shareholders with an increasing dividend from a safe, secure asset base. Our business model for achieving this goal is equally straightforward. We invest passively in geographically diversified senior housing and long-term care properties (primarily, assisted and independent living facilities and skilled nursing facilities). In making these investments, we generally give equal weighting to facility attributes and operator quality, drawing on our extensive management expertise and experience in this real estate sector. We continue to focus on this sector because we continue to believe in its growth potential, as evidenced by the favorable demographics of a rapidly growing elderly population and the corresponding recognized need for additional and improved senior housing and long-term care alternatives.

Operations

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated operators under “triple-net” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant operator. In addition, but intentionally to a much lesser extent because we view the risks of this activity to be greater, we from time to time extend mortgage loans to operators. Currently, about 93% or our revenues are derived from our leases, with the remaining 7% coming from our mortgage loans.

Last Three Years

After a decade of annual increases, our annual dividend has remained at $1.84 per share since 2000. While that is not necessarily negative given the extensive financial difficulties experienced by operators of assisted and independent living facilities and skilled nursing facilities – our core holdings – during that period, which forced many of our competitors focused on the same market sectors to reduce or eliminate their dividend, it is still disappointing to us because it falls short of our long-term corporate goal.

Over the last two years, our “funds from operations” (FFO, which is defined and described in more detail below and, like most REITs, is the key measurement tool that management looks to in running our business) decreased almost 12% primarily due to the developments outlined below. Most of this reduction occurred in 2002 when the full impact of these developments was realized. This in turn has increased our FFO dividend payout (i.e., the percent of our FFO that the dividend represents) from 85% in 2000 to 102% for 2002 (although it had improved to 100% for the third and fourth quarter 2002 dividends per share).

We generally use the NAREIT measure of funds from operations. We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation, less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

•	Operator Financial Problems. The past three years have been very challenging for many of our tenants as they have had to work through, with varying degrees of success, financial problems largely caused by skilled nursing facility and assisted and independent living facility capital market excesses in the late 1990’s and government funding issues. Overly enamored with the sector’s long-term favorable demographics, a wide range of debt and equity investors flooded this market with large sums of readily available capital that led to excessive levels of operator debt and overbuilding in the late 1990’s.

•	Skilled Nursing Facilities. We saw unprecedented debt-financed merger and acquisition activity with the large, publicly traded skilled nursing facility operators at a time when the federal government was changing the structure and amount of its reimbursement program in a way that did not support the debt incurred. This led to a number of bankruptcies of these operators (including five of the seven largest publicly traded skilled nursing facility operators) that depressed this market. This in turn adversely affected us by reducing our FFO as a result of lost revenues from (i) negotiated rent reductions, (ii) lower rentals on re-leased facilities acquired through lease terminations in and out of bankruptcy and (iii) facility closures in a few circumstances, coupled with related bankruptcy and other costs, including substantially increased general and administrative (primarily legal) expenses.

•	Assisted and Independent Living Facilities. In our view, investors became “irrationally exuberant” with the assisted and independent living facility senior housing alternative, especially since unlike skilled nursing facilities, there generally were no requirements to obtain a Certificate of Need (CON) or other significant governmental barriers for the construction of new facilities. Consequently, the enormous growth in supply rapidly exceeded market demand. This resulted in newly constructed facilities incurring substantial losses and being unable to pay their rents as they experienced prolonged low occupancy rates. We were forced either to restructure our leases of these facilities or find new operators, in many cases with rent deferrals or reductions to reflect depressed occupancy levels and market conditions. Our FFO in turn was adversely affected because there were less rental revenues to offset the additional interest expense incurred to finance construction and increased restructuring expenses.

•	Beverly Enterprises Portfolio Restructuring. In connection with the expiration of the initial term of many of our leases with Beverly Enterprises, Inc. (Beverly), effective January 1, 2000, we restructured our entire leased portfolio of skilled nursing facilities operated by them (which accounted for about 10% of our revenues for 1999). These leases were entered into with Beverly in 1985 through 1987 after we were formed to invest primarily in Beverly’s facilities. The leases contained some provisions not found in our leases today, including the ability of Beverly to selectively renew the leases by “cherry picking” the portfolio. In other words, Beverly was able to enter into new leases with us covering the best performing properties and terminate the leases for about 18 under-performing properties. Given the generally poorer quality of these properties, we in turn were forced to close some of them and re-lease the others for less rent, in several cases to unproven or lower quality operators. Many of these arrangements failed, resulting in further closures and restructurings, and some continue to have problems that may lead to further restructurings (although to a much lesser extent). Our FFO has been adversely impacted by the cumulative effect of this Beverly restructuring.

•	Capital Redeployment from Mortgage Loan Prepayments and Purchase Option Exercises. We experienced a substantial increase in mortgage loan prepayments and purchase option exercises, especially in 2000 and 2001. The mortgage prepayments largely resulted from a program we initiated to make our asset base more safe and secure by increasing the relative mix of leased versus mortgaged properties. Unlike leases, in bankruptcy a debtor does not need to determine timely whether to assign, affirm or reject the mortgage in its entirety or to make mortgage payments timely until it makes that determination, but rather can ignore its obligations, challenge the economics of the mortgage and “cram down” terms – including principal amount, interest rate and payment terms – to those reflecting typically distressed market levels. To lower our overall exposure to this scenario, we encouraged prepayments by waiving any prepayment fees. Our FFO was adversely affected by the mortgage loan prepayments and purchase option exercises because we were unable to replace the significant lost revenues from the high yielding leases and loans. Rather, because there were not any desirable new investments available to us at that time (in fact, not until 2002), we instead were forced to re-deploy the capital to fulfill existing construction commitments for new assisted and independent living facilities that were not yet yielding revenue and otherwise pay down our lower-cost debt.

•	Restricted Growth. Because of the factors noted above, we have had no net internal growth in revenues from our existing portfolio over the past three years and have seen our FFO decrease. Similarly, we had virtually no external growth in revenues from acquisitions during 2000 and 2001. In 2002, a number of attractive investment opportunities became available largely as a result of industry-wide restructurings. To supplement our capital sources and take advantage of these opportunities, we formed a joint venture with an institutional investor. By the end of 2002, we had made a total of about $288 million in new investments, $165 million for our own account and $123 million by our joint venture. It was primarily the addition of revenues from these acquisitions that enabled us to cover our $0.46 per share dividend by the end of the third quarter, as noted above.

Focus and Outlook for 2003

Our focus for 2003 is on maintaining our current dividend and endeavoring to increase our FFO to provide greater dividend coverage. In that regard, we are cautiously optimistic about our internal growth prospects for 2003. We believe that the worst of the restructurings is behind us and, accordingly, that the annual rent increases built into our leases should overcome any reasonably foreseeable further restructurings. We expect this modest internal growth to be bolstered by rents received from restructured leases and loans that produced little or no revenue for all or most of 2002. Many of these involve the newly constructed assisted and independent living facilities referred to above that are beginning to see increased occupancies now that further development has substantially moderated. Because maintaining our investment grade rating is of paramount importance to us, we do not desire to increase our debt levels materially until we raise further equity capital. However, in our view equity capital currently is not available at a reasonable price, so we see little potential for external growth for our own account until that changes.

In management’s view, there are two principal near term risks we face in maintaining and then growing our dividend. The first is more serious operator financial problems leading to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator – such as if Alterra is unable to emerge from bankruptcy with our leases intact. On the other hand, it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities due to general economic and other factors, continuing increases in liability, workers compensation and other insurance premiums and other expenses. The second principal near term risk is a continued depressed stock price that inhibits our ability to grow externally by taking advantage of what we expect will be the availability of a number of attractive investments in the near term.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No.101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by certain operators discussed below under the caption “Information Regarding Certain Operators,” have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance.

Additional rents are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SAB No. 101 does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally 30 to 40 years. A significant portion of the cost of each property is allocated to building (generally approximately 90%). The allocation of the cost between land and building, and the determination of the useful life of a property, are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that they will not renew their lease, a decision to dispose of an asset or changes in the market value of the property, among others. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the undiscounted cash flows is higher than the current net book value, SFAS No. 144 concludes no impairment exists. If the sum of the undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to make a determination about whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.

Collectibility of Receivables

We evaluate the collectibility of our mortgage and other receivables on a regular basis. We evaluate the collectibility of the receivables based on factors including payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions, among others. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Impact of New Accounting Pronouncements

In August 2001, SFAS No. 144 was issued. This pronouncement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and a portion of Accounting Principles Board (APB) Opinion No. 30 Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30) and became effective for us on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. Treating such assets as discontinued operations also requires the reclassification of the operations of any such assets for any prior periods presented. The adoption of SFAS No. 144 has not had a material impact on our financial condition or the results of our operations and does not impact net income; however, it has resulted in a caption for discontinued operations being included on our consolidated statements of operations to report the results of operations of assets sold or classified as held for sale during the current period. The prior period statements of operations presented have been reclassified to reflect the results of operations for these same facilities as discontinued operations in the prior periods.

Operating Results

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Rental income decreased $1,616,000, or 1%, in 2002 as compared to 2001. The decrease was primarily due to reserving straight-lined rent on certain facilities discussed below, the disposal of 29 facilities since January 2001 and rent reductions on certain facilities that were returned to us and leased to other operators in 2001 and 2002. The decrease was partially offset by the acquisition of 46 facilities during 2002, the conversion of eight facilities totaling $39,288,000 from mortgage loans receivable to owned real estate properties since January 1, 2001 and rent increases at existing facilities. Interest and other income decreased by $6,359,000, or 31%, in 2002 as compared to 2001. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling approximately $49,712,000 securing ten facilities, the conversion of eight facilities totaling approximately $39,288,000 from mortgage loans receivable to owned real estate properties mentioned above and principal repayment of notes receivable, all since January 1, 2001. Income from unconsolidated joint venture of $1,187,000 represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Interest and amortization of deferred financing costs increased $141,000, or less than 1%, in 2002 as compared to 2001. The increase was primarily due to the issuance of $115,000,000 of fixed rate medium-term notes since January 1, 2001, increases in the balance on our bank line of credit, mortgages totaling $40,000,000 secured by existing buildings since December 2001 and the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002. The increase was partially offset by the payoff of $128,150,000 of fixed rate medium-term notes since January 2001 and a reduction in the average interest rates on our bank line of credit. Depreciation and amortization increased $3,702,000, or 11%, in 2002 as compared to 2001. The increase was attributable to increased depreciation on the acquisition of 46 facilities during 2002 and the conversion of eight facilities totaling $49,712,000 from mortgage loans receivable to owned real estate properties since January 1, 2001 offset by the disposal of 29 facilities since January 2001. General and administrative costs increased $393,000, or 5%, in 2002 as compared to 2001 primarily due to approximately $506,000 of expense related to the severance of an executive officer partially offset by a reduction in legal expenses related to the prior bankruptcies of certain operators discussed below under the caption “Information Regarding Certain Operators” and reductions in other general corporate expenses.

During 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter at the former Balanced Care Corporation (BCC) facilities discussed below under the caption “Information Regarding Certain Operators” and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities during 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during 2002 that we believed might necessitate a change in operators. During 2002, we entered into an agreement with a new operator to take over the facility effective September 1, 2002.

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale. As required by SFAS No. 144, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the years ended December 31, 2002, 2001 and 2000. Please see the caption “Impact of New Accounting Pronouncements” above for more information regarding this treatment. The impairment of assets charge in discontinued operations totals $10,828,000 and represents the write-down of 12 of these assets to their individual estimated fair values less costs to sell.

Discontinued operations reflects a loss of $7,803,000 in 2002 versus a loss of $3,537,000 in 2001. The loss in 2002 is primarily due to the impairment of assets charge of $10,828,000 discussed above, partially offset by net gains on the sale of operating assets and assets held for sale during the year of $2,603,000. The income of $422,000 for 2002, excluding the impairment of assets and gains on sale of facilities in discontinued operations, reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold or classified as assets held for sale in 2002. The loss in 2001 is primarily due to an impairment of assets charge of $3,972,000 related to the write down of three skilled nursing facilities to their fair values less costs to sell in 2001 that are now reflected in discontinued operations since the facilities were either sold or classified as assets held for sale during 2002. The income of $435,000 for 2001, excluding the impairment of assets in discontinued operations, reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold or classified as assets held for sale in 2002. The income in discontinued operations, excluding the impairment of assets and gains on sale of facilities, is consistent between the two years as there were no significant changes from 2001 to 2002 in the revenues and expenses related to the facilities sold or classified as assets held for sale in 2002.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. Additional investments in healthcare facilities would increase rental and/or interest income, however, at this time we do not expect any significant additional investments during the coming year. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Rental income increased $238,000, or less than 1%, in 2001 as compared to 2000. The increase was primarily a result of one development completed during 2001, a full year of revenues earned by investments in additional facilities in 2000, the conversion of three facilities from mortgage loans receivable to owned real estate properties and the reclassification of rental income to discontinued operations related to facilities disposed of or classified as assets held for sale in 2002. The increase was offset by the disposal of 18 facilities during the year, eleven of which were sold in the fourth quarter and a reduction of the rent at certain facilities related to the settlement with certain operators in bankruptcy proceedings as discussed below. Interest and other income decreased by $4,626,000, or 18%, in 2001 as compared to 2000. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling approximately $32,290,000 secured by five facilities, the conversion of three facilities and four land parcels totaling approximately $13,339,000 from mortgage loans receivable to ownership mentioned above and amortization of notes receivable.

Interest and amortization of deferred financing costs decreased $3,545,000, or 6%, in 2001 as compared to 2000. The decrease was primarily due to a reduction in overall debt levels accomplished with the funds received from the facility sales and mortgage loan receivable payoffs discussed above, and decreases in the average interest rates on our $100,000,000 bank line of credit. The decrease was partially offset by a reduction in interest capitalized on construction projects. Depreciation and amortization decreased $1,920,000, or 5%, in 2001 as compared to 2000. The decrease was primarily attributable to the disposal of 18 facilities during the year and the reclassification of depreciation and amortization to discontinued operations related to facilities disposed of or classified as assets held for sale in 2002, partially offset by three facilities converted from mortgage loans receivable to ownership during 2001 and a full year of depreciation related to facilities acquired in 2000. General and administrative costs increased $1,825,000, or 33%, in 2001 as compared to 2000 primarily due to increases in legal fees and other costs related to five operators in bankruptcy discussed below and general cost increases.

During 2001, we recorded an impairment of assets charge of $7,223,000 in continuing operations. This charge included the provision of a reserve against mortgage loans receivable of $1,500,000, the write-off of $1,449,000 of deferred rent related to the facilities returned by BCC discussed below under the caption “Information Regarding Certain Operators” and $4,274,000 of receivable write-offs and reserves against other assets which we believed had become impaired.

We recorded a net gain of $11,245,000 in 2001 related to the disposal of 18 facilities during the year.

Discontinued operations reflected a loss of $3,537,000 in 2001 versus income of $1,412,000 in 2000. The loss in 2001 is primarily due to an impairment of assets charge of $3,972,000 related to the write-down of three skilled nursing facilities to their fair values less costs to sell in 2001 that are now reflected in discontinued operations because the facilities were either sold or classified as assets held for sale during 2002. The income of $435,000 for 2001, excluding the impairment of assets in discontinued operations, reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold or classified as assets held for sale in 2002. The 2000 amount reflects only the revenues less the depreciation and other expenses related to the facilities sold or classified as assets held for sale in 2002. The decrease in income in discontinued operations, excluding the impairment of assets, is due to lower revenues and higher costs related to the facilities sold or classified as assets held for sale in 2002 as some of these facilities were unoccupied in 2001.

Information Regarding Certain Operators

We have now concluded our negotiations with all five of our operators that had filed for protection under the United States bankruptcy laws from 1999 to 2001. These operators included Sun Healthcare Group, Inc. (Sun), Mariner Health Care, Inc. (Mariner), Integrated Health Services, Inc. (Integrated), SV/Home Office Inc. and certain affiliates (SV) and Assisted Living Concepts, Inc. (ALC). Over-leveraging of balance sheets, increased wage and salary costs and changes in reimbursement levels during 1999 had an adverse impact on the financial performance of some of the companies that operate skilled nursing facilities we own. In addition, overbuilding in the assisted and independent living sector resulted in lower than anticipated fill rates and rental rates for some of the companies that operate assisted and independent living facilities owned by us. During 2002, Sun, Mariner and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included its assumption of five leases and rejection of one lease. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that resulted in us obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of the amended leases on five facilities and the rejection of two leases. Over the course of these proceedings, (A) Sun has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, given us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to a master lease of the remaining five facilities; (D) SV has agreed to assume the lease on one facility, return one facility and extend for five years its mortgage secured by one facility and we agreed to allow it to sell a second closed facility that previously secured the mortgage; and (E) ALC assumed the leases on two facilities and transferred title to us and signed leases on two facilities that had previously secured mortgage loans receivable from ALC. As of December 31, 2002, we have leased 35 of the 38 facilities returned to us to new operators, as well as the facility for which we received a deed in lieu of foreclosure, sold three facilities and expect to sell the remaining facility. Subsequent to our final settlement, Sun, in February 2003, announced that it had begun a restructuring of its lease portfolio. Sun has approached many of its landlords, including us, in hopes of obtaining rent moratoriums, rent concessions or lease terminations for certain of its leased facilities. While we cannot predict the final outcome of Sun’s restructuring process, it is possible there may be rent concessions, or, some or all of the five remaining facilities we lease to Sun may be returned to us. We believe we have identified parties interested in leasing any of these facilities that might be returned to us, however, the return of the facilities or rent concessions could result in lower rental rates.

In October 2002, one operator of five of our facilities which were previously leased by Beverly, Alpha Healthcare Foundation, Inc. (Alpha) filed for protection under the United States bankruptcy laws. Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact us. The tenant’s decision whether to assume leases is usually based primarily on whether the properties it operates are providing positive cash flows. To date, Alpha has rejected the lease on one facility that the state it was located in decided to close. This facility was classified as held for sale and written down to its fair value less costs to sell as part of the impairment of assets charge in discontinued operations. Three of the four remaining facilities provide adequate cash flows to cover the rent under the lease, but there is a possibility that the tenant may decide to reject the leases on any or all of these properties. While we believe we have identified parties interested in leasing these facilities, any new leases may be at lower rental rates. All rent due after the filing date has been paid.

In January 2003, Alterra, our largest operator, filed for protection under the United States bankruptcy laws. Alterra operates 59 of our facilities, 52 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it, and all 49 of the facilities owned by our joint venture which are under two master leases. We understand that Alterra has been restructuring out of court for over two years with a goal of going into the final bankruptcy phase with a selected portfolio of properties that for the most part is intended to be the core of its restructured business. Based on discussions we have had with Alterra, we expect that it will continue to pay the rent on and affirm all of our leases. The two master leases in the joint venture, our master lease and six of our seven leases cross-defaulted with our master lease generate sufficient cash flows to cover the rent due under the leases. Alterra has paid all monthly rent to date on a timely basis. If Alterra decides to reject the leases, we believe we could lease the facilities covered by the leases to a new operator at rates substantially consistent with what we currently receive, however, it is possible that any such new leases may be at lower rental rates.

Effective April 1, 2001, we leased ten facilities that had previously been leased by BCC to a new private operator, Senior Services of America, after BCC defaulted on its leases in December 2000. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. The BCC leases were terminated effective as of January 1, 2001. During 2001, we recognized revenues on a straight-lined basis related to these buildings in excess of cash received of approximately $5,200,000. As a result of lower than expected operating results in 2002, we fully reserved the deferred rent receivable balance outstanding as discussed above under the caption “Operating Results” and are now recognizing revenue from this lease on a cash basis.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We are a 25% equity partner in the venture. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to 2002.

In 2002, the joint venture acquired 52 assisted living facilities in 12 states for a total cost of approximately $123,200,000 that are leased to Alterra. The joint venture also incurred deferred financing costs of approximately

$1,900,000 and is committed to fund an additional $2,000,000 of capital improvements. The acquisitions were financed with secured non-recourse debt of approximately $60,860,000, a capital contribution from our joint venture partner of approximately $49,100,000 and a capital contribution from us of approximately $16,400,000. In October 2002, the joint venture sold three facilities for $2,100,000, or approximately their book value. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

Liquidity and Capital Resources

During 2002, we acquired 34 skilled nursing facilities, eleven assisted and independent living facilities and one continuing care retirement community in six separate transactions for an aggregate investment of approximately $165,428,000, including the assumption of approximately $14,227,000 of secured debt on one facility. Additionally, we funded approximately $13,870,000 in capital improvements at certain facilities in accordance with certain existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions and capital improvements were funded by the issuance of $100,000,000 of fixed rate medium-term notes, borrowings on our bank line of credit and cash on hand.

During 2002, we sold eleven buildings and one land parcel in twelve separate transactions for aggregate cash proceeds of approximately $14,359,000. We also recorded receivables totaling approximately $2,000,000 related to three of these sales. We provided a mortgage loan with a net amount of $6,409,000 related to the sale of one of the skilled nursing facilities. Three buildings were written down to their estimated fair value less costs to sell during 2001 and two buildings and the land parcel were written down during 2002. The sale of these buildings resulted in an aggregate gain of $2,603,000 that is included in discontinued operations on the consolidated statement of operations. The proceeds from the sales were used to repay borrowings on our bank line of credit.

During 2002, one mortgage loan receivable with an aggregate net book value of approximately $3,815,000 secured by one skilled nursing facility and one continuing care retirement community was prepaid in full. In addition, portions of three mortgage loans receivable totaling $13,607,000 secured by two skilled nursing facilities, one assisted and independent living facility and one continuing care retirement community were also prepaid at par. The proceeds from the repayments were used to repay borrowings on our bank line of credit.

During 2002, we repaid $50,000,000 in aggregate principal amount of medium-term notes. The notes bore fixed interest at a weighted average interest rate of 7.35%. We funded the repayments with borrowings on our bank line of credit, cash on hand and the issuance of $100,000,000 in aggregate principal amount of medium-term notes that bear interest at a fixed rate of 8.25% and mature on July 1, 2012. We have $66,000,000 of medium-term notes maturing in the second and third quarters of 2003. In addition, $40,000,000 of medium-term notes with a rate of 6.59% due in 2038 may be put back to us at their face amounts at the option of the holders on July 7, 2003 and $41,500,000 of medium-term notes with a rate of 7.6% due in 2028 may be put back to us at their face amounts at the option of the holders on November 20, 2003. While we do not expect these notes will be put back to us because the holders’ next put opportunity is in five years and we believe the current interest coupon on these notes exceeds the rate at which we believe we could currently issue 5-year notes, the holders may elect to do so. We anticipate repaying the medium-term notes maturing and any that are put back to us with a combination of additional medium-term notes under the shelf registration statements discussed below, borrowings on our bank line of credit, cash on hand, potential mortgage loans receivable payoffs and asset sales, the potential issuance of common stock or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB from Fitch.

During 2002, we issued 1,000,000 shares of common stock to Cohen & Steers Quality Income Realty Fund, Inc. and 869,565 shares of common stock to a unit investment trust sponsored by Salomon Smith Barney. The shares were sold based on the market closing price of our stock of $19.58 on February 25, 2002 and resulted in net proceeds of approximately $34,609,000 after underwriting, legal and other fees of approximately $1,997,000. The proceeds received were used to repay borrowings on our bank line of credit.

During 2002, we arranged for a new $150,000,000 unsecured revolving credit facility, maturing November 7, 2005, that replaced our previous $100,000,000 bank line of credit. At December 31, 2002, we had $43,000,000 available under our $150,000,000 unsecured bank line of credit. At our option, borrowings under the bank line of credit bear interest at prime or at LIBOR plus 1.2%. We pay a facility fee of 0.3% per annum on the total commitment under the bank line of credit. Under covenants contained in the credit agreement, we are required to maintain, among other things: (i) a minimum net asset value of $500,000,000; (ii) a ratio of total indebtedness to capitalization value of not more than 60%; (iii) an interest coverage ratio of at least 2.5 to 1.0; (iv) a fixed charge coverage ratio of at least 1.75 to 1.0; (v) a secured indebtedness ratio of not more than 15%; (vi) an unsecured interest coverage ratio of at least 2.5 to 1.0; (vii) floating rate debt of no more than 25% of total debt; (viii) an unencumbered asset value ratio of no more than 60%; and (ix) a minimum rent/mortgage interest coverage ratio of at least 1.25 to 1.0. As of December 31, 2002, we were in compliance with all of the above covenants.

During 2002, we obtained $10,000,000 of mortgage financing for one year at a floating rate of not less than 7.25% secured by two assisted living facilities. We used the proceeds to repay borrowings on our bank line of credit.

At December 31, 2002, we have shelf registration statements on file with the SEC under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to $123,640,000 of securities including debt, convertible debt, common and preferred stock.

We did not utilize any off-balance sheet financing arrangements or have any unconsolidated subsidiaries prior to the second quarter of 2002. The only off-balance sheet financing arrangement that we currently use is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.”

As of December 31, 2002, our contractual obligations are as follows:

	2003	2004 - 2005	2006 - 2007	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long Term Debt	$78,167	$210,105	$152,722	$392,059	$833,053

Commitments:
Capital Expenditures	$25,000	$4,000	—	—	$29,000

We do not anticipate making any significant acquisitions of healthcare related facilities or significant additional investments beyond our actual commitments during 2003 as access to equity capital is not currently available under favorable terms as discussed in more detail under the caption “Overview” above. The level of our new investments has been depressed during the prior four years, although we did make significant acquisitions during 2002. Financing for future investments may be provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2003. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loans receivable repayments or facility sales to reduce the outstanding balance on our bank line of credit, to repay other borrowings as they mature or to provide capital for future investments. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next twelve months.

Statement Regarding Forward Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. Such statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	the effect of economic and market conditions and changes in interest rates;

•	the general distress of the healthcare industry;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants;

•	our ability to attract new operators for certain facilities;

•	occupancy levels at certain facilities;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	our ability to sell certain facilities for their book value;

•	the amount and yield of any additional investments;

•	changes in tax laws and regulations affecting real estate investment trusts;

•	access to the capital markets and the cost of capital;

•	changes in the ratings of our debt securities;

•	and the risk factors set forth under the caption “Risk Factors” in Item 1.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2002. Readers are cautioned that many of the statements contained in these paragraphs are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

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

A portion of our secured debt is variable rate debt in the form of housing revenue bonds that were assumed in connection with the acquisition of certain healthcare facilities. Pursuant to the associated lease arrangements, increases or decreases in the interest rates on the housing revenue bonds would be substantially offset by increases or decreases in the rent received by us on the properties securing this debt. Therefore, there is substantially no market risk associated with this variable rate secured debt.

We have $10,000,000 of secured debt at a floating rate with a floor of 7.25% that has been at the floor since it was issued in 2002. We do not believe there is any significant market risk related to this debt as it matures in 2003.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1,290,000.

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

	Maturity Date
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable	$2,658	—	$4,882	$14,206	$17,909	$59,637	$99,292	$99,146
Average interest rate	10.88%	—	11.91%	10.56%	10.73%	10.02%	10.36%
Liabilities
Debt
Fixed rate	$66,000	$67,750	$32,019	$63,500	$85,000	$389,816	$704,085	$700,135
Average interest rate	7.49%	9.08%	8.20%	7.42%	7.40%	7.62%	7.73%

Variable rate	$10,000	—	—	—		$11,968	$21,968	$21,968
Average interest rate	7.25%	—	—	—		1.77%	4.26%

Bank borrowings	—	—	$107,000	—		—	$107,000	$107,000
Average interest rate	—	—	2.89%	—		—	2.89%

Decreases in interest rates during 2002 resulted in a decrease in interest expense related to our bank line of credit. These interest rate decreases have made it less expensive for us to borrow on our bank line of credit. Any future interest rate increases will increase the cost of borrowings on our bank line of credit and any borrowings to refinance long-term debt as it matures or finance future acquisitions.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

    Nationwide Health Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule beginning on page 56. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    ERNST & YOUNG LLP

Irvine, California

January 24, 2003

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(In thousands)
A S S E T S
Investments in real estate
Real estate properties:
Land	$154,563	$144,869
Buildings and improvements	1,299,625	1,150,780

	1,454,188	1,295,649
Less accumulated depreciation	(224,400)	(207,136)

	1,229,788	1,088,513
Mortgage loans receivable, net	99,292	140,474
Investment in unconsolidated joint venture	16,115	—

	1,345,195	1,228,987
Cash and cash equivalents	8,387	9,062
Receivables	4,429	9,274
Assets held for sale	9,682	—
Other assets	42,240	42,515

	$1,409,933	$1,289,838

L I A B I L I T I E S A N D S T O C K H O L D E R S ’ E Q U I T Y
Borrowings under unsecured revolving credit facility	$107,000	$35,000
Senior notes due 2003-2038	614,750	564,750
Notes and bonds payable	111,303	91,590
Accounts payable and accrued liabilities	47,740	43,186

Commitments and contingencies

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; issued and outstanding: 1,000,000 as of December 31, 2002 and 2001; stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; issued and outstanding: 49,160,216 and 47,240,651 as of December 31, 2002 and 2001, respectively	4,916	4,724
Capital in excess of par value	610,173	574,829
Cumulative net income	680,511	643,957
Cumulative dividends	(866,460)	(768,198)

Total stockholders’ equity	529,140	555,312

	$1,409,933	$1,289,838

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenues:
Rental income	$141,020	$142,636	$142,398
Interest and other income	14,254	20,613	25,239
Income from unconsolidated joint venture	1,187	—	—

	156,461	163,249	167,637

Expenses:
Interest and amortization of deferred financing costs	54,987	54,846	58,391
Depreciation and amortization	36,859	33,157	35,077
General and administrative	7,786	7,393	5,568
Impairment of assets	12,472	7,223	—

	112,104	102,619	99,036

Income from continuing operations	44,357	60,630	68,601
Gain on sale of facilities	—	11,245	1,149
Discontinued operations	(7,803)	(3,537)	1,412

Net income	36,554	68,338	71,162
Preferred stock dividends	(7,677)	(7,677)	(7,677)

Income available to common stockholders	$28,877	$60,661	$63,485

Per share amounts:
Basic/diluted income from continuing operations available to common stockholders	$0.75	$1.13	$1.32
Basic/diluted income available to common stockholders	$0.59	$1.30	$1.37

Diluted weighted average shares outstanding	48,869	46,836	46,228

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 1999	1,000	$100,000	46,216	$4,622	$556,373	$504,457	$(579,862)	$585,590
Issuance of common stock	—	—	10	1	225	—	—	226
Stock option amortization	—	—	—	—	60	—	—	60
Net income	—	—	—	—	—	71,162	—	71,162
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(85,889)	(85,889)

Balances at December 31, 2000	1,000	100,000	46,226	4,623	556,658	575,619	(673,428)	563,472
Issuance of common stock	—	—	1,015	101	18,083	—	—	18,184
Stock option amortization	—	—	—	—	88	—	—	88
Net income	—	—	—	—	—	68,338	—	68,338
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(87,093)	(87,093)

Balances at December 31, 2001	1,000	100,000	47,241	4,724	574,829	643,957	(768,198)	555,312
Issuance of common stock	—	—	1,919	192	35,196	—	—	35,388
Stock option amortization	—	—	—	—	148	—	—	148
Net income	—	—	—	—	—	36,554	—	36,554
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(90,585)	(90,585)

Balances at December 31, 2002	1,000	$100,000	49,160	$4,916	$610,173	$680,511	$(866,460)	$529,140

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income	$36,554	$68,338	$71,162
Depreciation and amortization	36,859	33,157	35,077
Depreciation and amortization in discontinued operations	963	2,713	2,219
Gain on sale of facilities	—	(11,245)	(1,149)
Gain on sale of facilities in discontinued operations	(2,603)	—	—
Impairment of assets	12,472	7,223	—
Impairment of assets in discontinued operations	10,828	3,972	—
Amortization of deferred financing costs	1,031	952	1,011
Net change in other assets and liabilities	(10,440)	(21,923)	(8,380)

Net cash provided by operating activities	85,664	83,187	99,940

Cash flows from investing activities:
Investment in real estate facilities	(165,071)	(7,412)	(20,843)
Disposition of real estate facilities	14,359	50,831	21,004
Investment in unconsolidated joint venture	(16,375)	—	—
Investment in mortgage loans receivable	—	(2,261)	(2,929)
Principal payments on mortgage loans receivable	19,461	34,563	14,026

Net cash provided by (used in) investing activities	(147,626)	75,721	11,258

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	300,500	209,300	180,800
Repayment of borrowings under unsecured revolving credit facility	(228,500)	(253,300)	(177,100)
Issuance of senior unsecured debt	100,000	15,000	—
Repayments of senior unsecured debt	(50,000)	(78,150)	(30,000
Issuance of notes and bonds payable	10,000	30,000	—
Principal payments on notes and bonds payable	(4,704)	(1,262)	(1,082)
Issuance of common stock, net	35,194	18,034	—
Dividends paid	(98,262)	(94,770)	(93,566)
Other, net	(2,941)	(847)	(240)

Net cash provided by (used in) financing activities	61,287	(155,995)	(121,188)

Increase (decrease) in cash and cash equivalents	(675)	2,913	(9,990)
Cash and cash equivalents, beginning of period	9,062	6,149	16,139

Cash and cash equivalents, end of period	$8,387	$9,062	$6,149

Supplemental schedule of cash flow information:
Cash interest paid	$50,235	$55,149	$57,995

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

1.    Organization

Nationwide Health Properties, Inc. was incorporated on October 14, 1985 in the State of Maryland. Whenever we refer herein to “the Company” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. We operate as a real estate investment trust specializing in investments in health care related senior housing and long-term care properties and, as of December 31, 2002, had investments in 387 health care facilities. At December 31, 2002, we owned 158 skilled nursing facilities, 132 assisted and independent living facilities, 11 continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and five buildings held for sale. We also held 24 mortgage loans secured by 25 skilled nursing facilities, four assisted and independent living facilities and one continuing care retirement community. We have a 25% interest in a joint venture that owns 49 assisted living facilities. We have no foreign facilities or operations.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its investment in its majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust facility useful lives periodically. We evaluate our properties for potential impairment in accordance with SFAS No. 144 by comparing our net book values to the expected future cash flows from the properties.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

Federal Income Taxes

We believe we have operated in such a manner as to qualify as a real estate investment trust under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as such and therefore to distribute at least 90% of our real estate investment trust taxable income to our stockholders. If we qualify for taxation as a REIT, we will generally not be subject to federal income taxes on our income that is distributed to stockholders. Therefore, no provision for federal income taxes has been made in our financial statements.

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent and additional interest, included in the captions “Rental income” and “Interest and other income,” respectively, are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. During 2001, we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables that may not be fully recoverable. We currently have reserves against 50% of our deferred rent balance. We recognized approximately $2,400,000, $7,200,000, and $700,000 of revenues in excess of cash rent received during 2002, 2001 and 2000, respectively and there is approximately $8,979,000 and $12,700,000 of deferred rent, net of reserves, recorded under the caption “Other assets” on the balance sheet at December 31, 2002 and 2001, respectively. The ultimate amount of deferred rent we realize could be less than amounts recorded. For more detail regarding deferred rent impairments and reserves, see Note 15 below.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized into expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes.

Capitalization of Interest

We capitalize interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. Capitalized interest in 2002, 2001 and 2000 was $554,000, $613,000, and $1,245,000 respectively.

Use of Estimates

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of these instruments. The fair values of mortgage loans receivable are based upon the estimates of management and on rates currently prevailing for comparable loans, and approximates the carrying amount. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates offered to us for debt of a similar type and remaining maturity, and approximates the carrying amount.

Impact of New Accounting Pronouncements

In August 2001, SFAS No. 144 was issued. This pronouncement supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and a portion of Accounting Principles Board (APB) Opinion No. 30 Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30) and became effective for us on January 1, 2002. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 as it relates to assets to be held and used and assets to be sold, but adds provisions for assets to be disposed of other than by sale. It also changes the accounting for the disposal of a segment under APB No. 30 by requiring the operations, including any depreciation in the period, of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. Treating such assets as discontinued operations also requires the reclassification of the operations, including any depreciation, of any such assets for any prior periods presented. The adoption of SFAS No. 144 has not had a material impact on our financial condition or the results of our operations and does not impact net income; however, it has resulted in a caption for discontinued operations being included on our consolidated statements of operations to report the results of operations of assets sold or classified as held for sale during the current period. The prior period statements of operations presented have been reclassified to reflect the results of operations for these same facilities as discontinued operations.

3.    Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes 307,000, 361,500 and 404,000 of stock options with option prices that would not be dilutive in 2002, 2001 and 2000, respectively. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Years Ended December 31,
	2002		2001		2000
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$44,357		$60,630		$68,601
Less: preferred stock dividends	(7,677)		(7,677)		(7,677)

Amounts used to calculate Basic EPS	36,680	48,829	52,953	46,793	60,924	46,226
Effect of dilutive securities:
Stock options	—	40	—	43	—	2

Amounts used to calculate Diluted EPS	$36,680	48,869	$52,953	46,836	$60,924	46,228

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

4.    Real Estate Properties

Substantially all of our owned facilities are leased under “triple-net” leases which are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 79% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 250 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months, of initial monthly minimum rents. Under the terms of the leases, the lessee is responsible for all maintenance, repairs, taxes and insurance on the leased properties.

Future minimum rentals on non-cancelable leases as of December 31, 2002 are as follows:

Year	Rentals	Year	Rentals
	(In thousands)		(In thousands)
2003	$155,134	2009	$122,162
2004	154,579	2010	113,311
2005	143,112	2011	103,895
2006	135,410	2012	87,965
2007	129,074	Thereafter	406,979
2008	123,268

During 2002, we acquired 34 skilled nursing facilities, eleven assisted and independent living facilities and one continuing care retirement community for an aggregate investment of approximately $165,428,000, including the assumption of approximately $14,227,000 of secured debt on one facility. We also funded approximately $13,870,000 in capital improvements at a number of facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. At December 31, 2002, we have committed to fund additional capital improvements of approximately $29,000,000.

During 2001, we completed the construction of one assisted and independent living facility in which our aggregate investment was approximately $10,438,000. Upon completion of construction, the facility was leased under terms generally similar to our existing leases. During this period, we also funded approximately $6,270,000 in capital improvements at a number of facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents we earn on these facilities.

During 2002, we sold six buildings in six separate transactions for aggregate cash proceeds of approximately $10,061,000. One of these buildings was written down to its fair value less costs to sell during 2001. We also recorded receivables totaling approximately $1,650,000 related to two of these sales for which no gain was recorded. We provided a mortgage loan with a net amount of $6,409,000 related to the sale of one skilled nursing facility for which no gain was recorded. The sale of these buildings resulted in an aggregate gain of approximately $3,050,000 that is included in discontinued operations on the consolidated statement of operations. In addition, we acquired title to two skilled nursing facilities, two assisted and independent living facilities and one continuing care retirement community for which we previously had provided mortgage loans receivable having an aggregate mortgage balance of $29,146,000.

During 2001, we sold 15 skilled nursing facilities, our final two residential care facilities for the elderly and one assisted and independent living facility in 12 separate transactions for aggregate cash proceeds of approximately $50,831,000. We recognized an aggregate gain of $11,245,000 related to the disposal of these

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

facilities. We provided the mortgage financing for one of the skilled nursing facilities we sold in the amount of $642,000. In addition, we acquired title to three skilled nursing facilities and four land parcels for which we previously had provided mortgage loans receivable having an aggregate mortgage balance of $13,339,000.

The following table lists our real estate properties as of December 31, 2002:

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)
Assisted and Independent Living Facilities:
Alabama	2	$1,681	$4,272	$5,953	$713	$—
Arizona	2	1,024	6,844	7,868	1,183	—
Arkansas	1	182	1,968	2,150	258	—
California	13	15,105	64,473	79,578	13,792	39,624
Colorado	7	5,815	70,839	76,654	6,224	—
Delaware	1	345	4,956	5,301	465	—
Florida	20	13,498	83,169	96,667	9,539	—
Idaho	1	544	11,282	11,826	1,831	—
Indiana	1	805	3,861	4,666	451	—
Kansas	4	1,885	11,672	13,557	1,569	—
Kentucky	1	110	2,672	2,782	334	—
Louisiana	1	831	6,554	7,385	519	—
Maryland	1	533	4,715	5,248	389	—
Massachusetts	1	1,758	9,249	11,007	1,034	—
Michigan	1	300	7,006	7,306	1,562	—
Nevada	2	1,219	12,397	13,616	1,641	6,330
New Jersey	2	1,757	5,858	7,615	369	—
New York	1	6,000	15,426	21,426	254	14,019
North Carolina	5	2,048	11,980	14,028	503	—
Ohio	11	3,623	35,492	39,115	4,401	—
Oklahoma	3	745	7,526	8,271	1,695	—
Oregon	6	2,077	26,797	28,874	5,294	8,548
Pennsylvania	4	2,260	27,705	29,965	2,451	—
Rhode Island	3	2,877	27,363	30,240	2,020	—
South Carolina	7	2,402	22,508	24,910	1,460	—
Tennessee	5	2,664	22,652	25,316	2,307	—
Texas	17	7,561	70,375	77,936	8,373	—
Virginia	2	1,651	11,323	12,974	759	—
Washington	4	1,840	20,994	22,834	3,078	—
West Virginia	1	705	5,472	6,177	425	—
Wisconsin	2	4,843	24,218	29,061	3,372	17,832

Subtotals	132	88,688	641,618	730,306	78,265	86,353

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)
Skilled Nursing Facilities:
Arizona	1	$650	$2,890	$3,540	$1,099	$—
Arkansas	8	2,505	32,407	34,912	4,819	2,100
California	6	5,846	13,279	19,125	4,327	—
Connecticut	3	560	11,520	12,080	1,322	—
Florida	6	2,462	17,855	20,317	6,509	—
Georgia	1	562	3,780	4,342	462	—
Idaho	1	15	777	792	311	—
Illinois	2	157	5,392	5,549	2,052	—
Indiana	7	752	26,583	27,335	9,999	—
Kansas	9	772	13,156	13,928	3,777	—
Maryland	5	2,315	27,759	30,074	10,015	—
Massachusetts	14	6,088	70,284	76,372	13,579	—
Minnesota	3	1,783	18,026	19,809	6,644	—
Mississippi	1	750	3,717	4,467	443	—
Missouri	1	51	2,689	2,740	1,307	—
Nevada	1	740	3,294	4,034	927	—
North Carolina	1	116	2,244	2,360	1,090	—
Ohio	5	1,233	26,373	27,606	10,279	—
Oklahoma	3	98	3,841	3,939	1,942	—
Tennessee	5	1,878	16,631	18,509	3,311	—
Texas	59	9,679	126,288	135,967	17,838	—
Virginia	4	1,036	17,532	18,568	8,518	—
Washington	5	2,315	23,093	25,408	4,458	—
Wisconsin	7	865	12,009	12,874	5,689	—

Subtotals	158	43,228	481,419	524,647	120,717	2,100

Continuing Care Retirement Communities:
Arizona	1	1,980	8,351	10,331	101
California	1	1,600	10,827	12,427	2,237	—
Colorado	1	400	2,715	3,115	792	—
Florida	1	1,300	17,317	18,617	617
Georgia	1	723	10,769	11,492	1,103	—
Kansas	1	687	12,517	13,204	1,878	2,300
Massachusetts	1	1,351	12,941	14,292	1,692	—
Tennessee	1	174	3,004	3,178	175	—
Texas	1	1,848	29,022	30,870	3,864	—
Wisconsin	2	11,067	53,571	64,638	8,315	20,550

Subtotals	11	21,130	161,034	182,164	20,774	22,850

Rehabilitation Hospitals:
Arizona	1	1,275	9,435	10,710	2,487	—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)

Long-Term Acute Care Hospitals:
Arizona	1	242	6,119	6,361	2,157	—

Total Facilities	303	$154,563	$1,299,625	$1,454,188	$224,400	$111,303

We have now concluded our negotiations with all five of our operators that had filed for protection under the United States bankruptcy laws from 1999 to 2001. These operators included Sun Healthcare Group, Inc. (Sun), Mariner Health Care, Inc. (Mariner), Integrated Health Services, Inc. (Integrated), SV/Home Office Inc. and certain affiliates (SV) and Assisted Living Concepts, Inc. (ALC). During 2002, Sun, Mariner and ALC emerged from bankruptcy. In March 2002, the bankruptcy court approved our final settlement with Sun that included its assumption of five leases and rejection of one lease. In April 2002, the bankruptcy court approved Mariner’s Second Amended Joint Plan of Reorganization that resulted in us obtaining ownership of the facility securing our only mortgage loan with Mariner. Also in April 2002, the bankruptcy court approved our final settlement with Integrated that resulted in the assumption by Integrated of the amended leases on five facilities and the rejection of two leases. Over the course of these proceedings, (A) Sun has returned 20 facilities and agreed to a master lease of the remaining five facilities involved in the bankruptcy; (B) Mariner has returned 15 facilities, given us a deed in lieu of foreclosure for a facility that secured a mortgage loan receivable and assumed leases on six facilities; (C) Integrated has returned two facilities and agreed to a master lease of the remaining five facilities; (D) SV has agreed to assume the lease on one facility, return one facility and extend for five years its mortgage secured by one facility and we agreed to allow it to sell a second closed facility that previously secured the mortgage; and (E) ALC assumed the leases on two facilities and transferred title to us and signed leases on two facilities that had previously secured mortgages loans receivable from ALC. As of December 31, 2002, we have leased 35 of the 38 facilities returned to us to new operators, as well as the facility for which we received a deed in lieu of foreclosure, sold three facilities and expect to sell the remaining facility. Subsequent to our final settlement, Sun, in February 2003, announced that it had begun a restructuring of its lease portfolio. Sun has approached many of its landlords, including us, in hopes of obtaining rent moratoriums, rent concessions or lease terminations for certain of its leased facilities. While we cannot predict the final outcome of Sun’s restructuring process, it is possible there may be rent concessions, or, some or all of the five remaining facilities we lease to Sun may be returned to us. We believe we have identified parties interested in leasing any of these facilities that might be returned to us, however, the return of the facilities or rent concessions could result in lower rental rates.

In October 2002, one operator of five of our facilities which were previously leased by Beverly Enterprises, Inc., Alpha Healthcare Foundation, Inc. (Alpha) filed for protection under the United States bankruptcy laws. Under bankruptcy statutes, the tenant must either assume our leases or reject them and return the properties to us. If the tenant assumes the leases, it is required to assume the leases under the existing terms; the court cannot change the rental amount or other lease provisions that could financially impact us. The tenant’s decision whether to assume leases is usually based primarily on whether the properties it operates are providing positive cash flows. To date, Alpha has rejected the lease on one facility that the state it was located in decided to close. This facility was classified as held for sale and written down to its fair value less costs to sell as part of the impairment of assets charge in discontinued operations. Three of the four remaining facilities provide adequate cash flows to cover the rent under the lease, but there is a possibility that the tenant may decide to reject the leases on any or all of these properties. While we believe we have identified parties interested in leasing these facilities, any new leases may be at lower rental rates. All rent due after the filing date has been paid.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

In January 2003, Alterra Healthcare Corporation (Alterra), our largest operator, filed for protection under the United States bankruptcy laws. Alterra operates 59 of our facilities, 52 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it, and all 49 of the facilities owned by our joint venture which are under two master leases. We understand that Alterra has been restructuring out of court for over two years with a goal of going into the final bankruptcy phase with a selected portfolio of properties that for the most part is intended to be the core of its restructured business. Based on discussions we have had with Alterra, we expect that it will continue to pay the rent on and affirm all of our leases. The two master leases in the joint venture, our master lease and six of our seven leases cross-defaulted with our master lease generate sufficient cash flows to cover the rent due under the leases. Alterra has paid all monthly rent to date on a timely basis. If Alterra decides to reject the leases, we believe we could lease the facilities covered by the leases to a new operator at rates substantially consistent with what we currently receive, however, it is possible that any such new leases may be at lower rental rates.

In 2001, we leased ten facilities that had previously been leased by Balanced Care Corporation (BCC) to a new private operator, Senior Services of America, after BCC defaulted on its leases in December 2000. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of approximately $68,712,000. During 2001, we recognized revenues on a straight-lined basis related to these buildings in excess of cash received of approximately $5,200,000. As a result of lower than expected operating results in 2002, we fully reserved this deferred rent receivable balance and are now recognizing revenue from this lease on a cash basis. For more detail regarding the reserve, please see Note 15 below.

5.    Mortgage Loans Receivable

During 2002, we financed the sale of one skilled nursing facility with a mortgage loan with a net amount of $6,409,000. Also during 2002, one mortgage loan receivable with a net book value of approximately $3,815,000 secured by one skilled nursing facility and one continuing care retirement community was prepaid in full. In addition, portions of three mortgage loans receivable totaling $13,607,000 secured by two skilled nursing facilities, one assisted and independent living facility and one continuing care retirement community were also prepaid at par. During 2002, we acquired title to two skilled nursing facilities, two assisted living facilities and one continuing care retirement community having an aggregate mortgage balance of $29,146,000.

At December 31, 2002, we held 24 mortgage loans receivable secured by 25 skilled nursing facilities, four assisted and independent living facilities and one continuing care retirement community. The mortgage loans receivable have an aggregate principal balance of approximately $101,232,000 and are reflected in our consolidated balance sheets net of an aggregate discount totaling approximately $1,940,000. The principal balances of mortgage loans receivable as of December 31, 2002 mature as follows:

Year	Maturities	Year	Maturities
2003	$6,476,000	2006	$14,913,000
2004	1,449,000	2007	19,106,000
2005	4,640,000	Thereafter	54,648,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

The following table lists our mortgage loans receivable at December 31, 2002:

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
	(Dollar amounts in thousands)
Assisted and Independent Living Facilities:
Florida	1	10.31%	08/03	$—	$7,230	$124
Massachusetts	1	9.52%	06/23	8,500	8,500	8,500
North Carolina	1	10.44%	05/07	2,950	2,950	2,950
Washington	1	9.95%	12/15	6,432	6,557	6,557

Subtotals	4			17,882	25,237	18,131

Skilled Nursing Facilities:
Arkansas	3	10.00%	12/06	4,946	5,500	5,103
Florida	—	11.55%	07/03	—	4,400	141
Florida	1	11.85%	07/06	4,400	4,400	4,400
Florida	1	10.00%	12/06	4,850	4,850	4,704
Florida	1	10.00%	12/03	1,408	1,430	1,327
Florida	1	10.65%	11/07	6,913	7,051	6,409
Illinois	1	9.00%	01/24	—	9,500	8,646
Illinois	1	12.00%	12/03	1,000	1,000	1,000
Indiana	1	11.55%	07/03	—	785	66
Louisiana	1	10.89%	04/15	2,407	3,850	3,669
Massachusetts	1	8.75%	02/24	4,474	9,000	8,252
Michigan	2	14.24%	01/05	2,506	3,000	2,509
Michigan	1	9.00%	01/05	1,222	1,800	1,353
Missouri	2	11.95%	08/11	5,623	17,250	5,623
Oregon	1	10.00%	01/05	—	642	466
South Dakota	1	11.15%	05/05	—	4,275	341
Tennessee	1	10.89%	01/07	8,550	8,550	8,550
Washington	4	11.00%	10/19	—	6,000	5,406
Wisconsin	1	11.15%	05/05	—	1,350	213

Subtotals	25			48,299	94,633	68,178

Continuing Care Retirement Communities:
Oklahoma	1	9.55%	03/31	2,250	14,200	12,983

Total	30			$68,431	$134,070	$99,292

(1)	Most mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Five of the mortgage loans receivable have decreasing principal and interest payments over the life of the loans. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred. Six mortgage loans receivable do not allow prepayments.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

The following table summarizes the changes in mortgage loans receivable during 2002, 2001 and 2000:

	2002	2001	2000
	(In thousands)
Balance at January 1,	$140,474	$185,623	$203,362
New mortgage loans	6,409	2,903	8,746
Accretion of discount on loans	1,016	1,350	1,801
Reclassification of loans to leases	(29,146)	(13,339)	(14,260)
Collection of principal	(19,461)	(34,563)	(14,026)
Mortgage loan reserve	—	(1,500)	—

Balance at December 31,	$99,292	$140,474	$185,623

6.    Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We are a 25% equity partner in the venture. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to 2002.

In 2002, the joint venture acquired 52 assisted living facilities in 12 states for a total cost of approximately $123,200,000 that are leased to Alterra. The joint venture also incurred deferred financing costs of approximately $1,900,000 and is committed to fund an additional $2,000,000 of capital improvements. The acquisitions were financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our joint venture partner of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. In October 2002, the joint venture sold three facilities for $2,100,000, or approximately their book value. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

In addition to our 25% share of the income from the joint venture, we receive a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses below on the joint venture’s income statement.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

The balance sheet and income statement for the joint venture below present its financial position as of December 31, 2002 and its results of operations for the year then ended in thousands.

BALANCE SHEET

A S S E T S
Real estate:
Land	$13,410
Buildings and improvements	107,720

121,130
Less accumulated depreciation	(1,944)

119,186
Cash and cash equivalents	8,312
Other assets	1,697

$129,195

L I A B I L I T I E S A N D E Q U I T Y
Notes and bonds payable	$60,831
Accounts payable and accrued liabilities	3,904
Equity:
Capital contributions	65,501
Distributions	(4,900)
Cumulative net income	3,859

Total equity	64,460

$129,195

INCOME STATEMENT

Rental income	$8,777
Expenses:
Interest and amortization of deferred financing costs	2,732
Depreciation and amortization	1,944
General and administrative	350

5,026

Income from continuing operations	3,751
Discontinued operations	108

Net income	$3,859

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

7.    Assets Held for Sale

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale. As required by SFAS No. 144, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the years ended December 31, 2002, 2001 and 2000. The impairment of assets charge in discontinued operations totals $10,828,000 and represents the write-down of 12 of these assets to their individual estimated fair values less costs to sell. During 2002, we sold five buildings and one land parcel in six separate transactions for net proceeds of approximately $4,298,000. Two of these buildings were written down to their estimated fair value less costs to sell during 2001 and two buildings and the land parcel were written down during 2002. These sales resulted in a net loss of approximately $447,000 that is included in discontinued operations on our consolidated statement of operations.

8.    Borrowings Under Senior Unsecured Revolving Credit Facility

During 2002, we entered into a new $150,000,000 unsecured credit agreement with certain banks that matures on November 7, 2005. This facility replaced our previous $100,000,000 bank line of credit. At our option, borrowings under the agreement bear interest at prime (4.25% at December 31, 2002) or LIBOR plus 1.2% (2.64% at December 31, 2002). We pay a facility fee of 0.3% per annum on the total commitment under the agreement.

Under covenants contained in the credit agreement, we are required to maintain, among other things: (i) a minimum net asset value of $500,000,000; (ii) a ratio of total indebtedness to capitalization value of not more than 60%; (iii) an interest coverage ratio of at least 2.5 to 1.0; (iv) a fixed charge coverage ratio of at least 1.75 to 1.0; (v) a secured indebtedness ratio of not more than 15%; (vi) an unsecured interest coverage ratio of at least 2.5 to 1.0; (vii) floating rate debt of no more than 25% of total debt; (viii) an unencumbered asset value ratio of no more than 60%; and (ix) a minimum rent/mortgage interest coverage ratio of at least 1.25 to 1.0. As of December 31, 2002, we were in compliance with all of the above covenants.

9.    Notes and Bonds Payable

Notes and bonds payable are due through the year 2035, at interest rates ranging from 1.6% to 10.5% and are secured by real estate properties with an aggregate net book value as of December 31, 2002 of approximately $139,673,000. During 2002, we obtained $10,000,000 of mortgage financing. The mortgage is secured by two assisted living facilities and has a term of one year at a floating rate of not less than 7.25%. In addition, we assumed mortgage financing of approximately $14,227,000 upon the acquisition of one assisted living facility. The principal balances of the notes and bonds payable as of December 31, 2002 mature as follows:

Year	Maturities	Year	Maturities
2003	$12,167,000	2006	$2,039,000
2004	2,201,000	2007	2,183,000
2005	15,154,000	Thereafter	77,559,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

10.    Senior Unsecured Notes Due 2003-2038

During 2002, we repaid $50,000,000 in aggregate principal amount of medium-term notes and issued $100,000,000 in aggregate principal amount of medium-term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 2002 was $614,750,000. The weighted average interest rate on the Senior Notes was 7.78% and the weighted average maturity was 10.8 years. The principal balances of the Senior Notes as of December 31, 2002 mature as follows:

Year	Maturities	Year	Maturities
2003	$66,000,000	2006	$63,500,000
2004	67,750,000	2007	85,000,000
2005	18,000,000	Thereafter	314,500,000

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

11.    Preferred Stock

During 1997, we sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT securities (Preferred Stock) with a liquidation preference of $100 per share. Dividends on the Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock is not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock may be redeemed for cash at our option, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon.

12.    Stock Incentive Plan

Under the terms of a stock incentive plan (the Plan), we have reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. We began accounting for the Plan under SFAS No. 123 during 1999 for options granted in 1999 and thereafter. Prior to 1999, we accounted for the Plan under APB Opinion No. 25 Accounting for Stock Issued to Employees. As the options vest over three years and we adopted SFAS No. 123 during 1999, the pro forma affect was fully amortized at the end of 2000. Had compensation cost for the Plan been determined consistent with SFAS No. 123 for the years prior to 1999, our income available to common stockholders and per share amounts in 2000 would have been the following on a pro forma basis:

2000
Income available to common stockholders:
As reported	$63,485,000
Pro forma	63,387,000
Basic/diluted income available to common stockholders per share:
As reported	$ 1.37
Pro forma	1.37

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

A summary of the status of the Plan at December 31, 2002, 2001 and 2000 and changes during the years then ended are as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	609,000	$19.37	529,000	$20.62	404,000	$22.53
Granted	140,000	19.64	135,000	14.98	125,000	14.38
Exercised	(40,000)	14.63	(4,167)	14.38	—	—
Forfeited	(84,500)	21.95	(50,833)	21.20	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year	624,500	19.38	609,000	19.37	529,000	20.62

Exercisable at end of year	394,500	$20.54	361,500	$21.92	287,334	$22.72
Weighted average fair value of options granted	$1.70		$0.60		$0.45

Restricted Stock:
Outstanding at beginning of year	28,000		26,000		53,000
Awarded	10,000		10,000		10,000
Vested	(14,000)		(8,000)		(37,000)
Forfeited	—		—		—

Outstanding at end of year	24,000		28,000		26,000

Weighted average fair value of restricted stock awarded	$19.60		$14.88		$14.38

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant. Options at December 31, 2002 have a weighted average contractual life of 6 years. The exercise prices of the options range from $14.38 to $26.19.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Risk free rate of return	4.9%	5.15%	6.79%
Dividend yield	9.37%	12.30%	12.52%
Option term	10	10	10
Volatility	28.84%	27.21%	22.21%

Expense recorded in 2002, 2001 and 2000 related to stock options was approximately $148,000, $88,000 and $60,000, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. Subsequent to 1995, only non-employee directors receive restricted stock awards, and the remaining restricted stock issued to officers and employees fully vested in 2000. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 2002, 2001 and 2000 related to restricted stock awards was approximately $194,000, $150,000 and $226,000, respectively.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

13.    Pension Plan

During 1991, we adopted an unfunded benefit pension plan covering the current non-employee members of our Board of Directors upon completion of five years of service on the Board. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect.

The following tables set forth the amounts recognized in our financial statements:

	2002	2001
Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,084,000	$965,000
Service cost	61,000	52,000
Interest cost	73,000	70,000
Actuarial loss	32,000	71,000
Benefits paid	(75,000)	(74,000)

Benefit obligation at end of year	$1,175,000	$1,084,000

	2002	2001
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	75,000	74,000
Benefits paid	(75,000)	(74,000)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Benefit obligation at end of year	$(1,175,000)	$(1,084,000)
Fair value of plan assets at end of year	—	—

Funded status at end of year	(1,175,000)	(1,084,000)
Unrecognized net actuarial (gain) loss	16,000	(16,000)

Accrued benefit cost	$(1,159,000)	$(1,100,000)

Net periodic pension cost:
Service cost	$61,000	$52,000
Interest cost	73,000	70,000
Amortization of prior service cost	—	19,000

Net periodic pension cost	$134,000	$141,000

Discount rates of 6.5% and 7.0% in 2002 and 2001, respectively, and a 5.0% increase in the annual retainer every other year, were used in the calculation of the amounts above.

14.    Transactions with Significant Lessees

As of December 31, 2002, 58 of our owned facilities are leased to and operated by subsidiaries of Alterra. Additionally, Alterra is the borrower on one of our mortgage loans. Revenues from Alterra were approximately $21,709,000, $19,430,000 and $19,148,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, all 49 of the facilities owned by our joint venture are leased to Alterra. For more detail about the joint venture, see Note 6 above.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

As of December 31, 2002, 16 of our owned facilities are leased to and operated by American Retirement Corporations (ARC). Revenues from ARC were approximately $15,122,000, $12,594,000 and $12,530,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

15.    Impairment of Assets

During 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results at the former BCC facilities and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities during 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during 2002 that we believed might necessitate a change in operators. During 2002, we entered into an agreement with a new operator to take over the facility effective September 1, 2002, the effective date of our taking title to the building.

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale. We recorded an impairment of assets charge included in discontinued operations of $10,828,000 related to the write-down of 12 of these assets to their individual estimated fair values less costs to sell. See Note 7 for additional information regarding these assets.

During 2001, we became aware of facts and circumstances indicating that certain assets had become impaired. After analyzing these assets, we recorded an impairment of assets charge totaling $11,195,000. Included in this amount is $3,972,000 for the write-down of three skilled nursing facilities to their fair values less costs to sell that is reported in discontinued operations because the facilities were either sold or classified as held for sale during 2002. The impairment of assets charge in continuing operations totaling $7,223,000 included the provision of a reserve against mortgage loans receivable of $1,500,000, the write-off of $1,449,000 of deferred rent balance related to facilities returned by BCC and $4,274,000 of receivable write-offs and reserves against other assets that we believed had become impaired.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

16.    Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 4 and Note 7 for more detail regarding the facilities sold and classified as held for sale during 2002. The following table details the amounts reclassified to discontinued operations:

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Rental income	$2,057	$3,537	$3,759
Interest and other income	413	51	—

	2,470	3,588	3,759

Depreciation and amortization	963	2,713	2,219
General and administrative	1,085	440	128
Impairment of assets	10,828	3,972	—

	12,876	7,125	2,347

Income (loss) from operations	(10,406)	(3,357)	1,412
Gain on sale of facilities	2,603	—	—

Discontinued operations	$(7,803)	$(3,357)	$1,412

17.    Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2002	2001	2000
Ordinary income	$0.71	$1.07	$1.25
Capital gain	—	0.19	0.19
Return of capital	1.13	0.58	0.40

Total dividends paid	$1.84	$1.84	$1.84

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

18.    Quarterly Financial Data (unaudited)

Amounts in the tables below may not add across due to rounding differences and discontinued operations reclassifications.

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2002:
Revenues	$37,688	$37,972	$41,085	$41,230
Income (loss) available to common stockholders	(2,053)	13,284	12,334	5,313
Basic/diluted income (loss) available to common stockholders per share	(0.04)	0.27	0.25	0.11
Dividends per share	0.46	0.46	0.46	0.46

2001:
Revenues	$41,346	$42,139	$40,981	$40,258
Income available to common stockholders	13,248	15,790	17,910	13,714
Basic/diluted income available to common stockholders per share	0.29	0.34	0.38	0.29
Dividends per share	0.46	0.46	0.46	0.46

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities:
Decatur	AL	$1,825	$—	$1,484	$1,825	$3,309	$326	1987	1996
Hanceville	AL	2,447	—	197	2,447	2,644	387	1996	1996
Benton	AR	1,479	489	182	1,968	2,150	258	1990	1998
Chandler	AZ	2,753	—	505	2,753	3,258	304	1998	1998
Mesa	AZ	1,391	2,700	519	4,091	4,610	879	1985	1996
Carmichael	CA	7,929	755	1,500	8,684	10,184	2,172	1984	1995
Chula Vista (3)	CA	6,281	72	950	6,353	7,303	1,295	1989	1995
Encinitas (4)	CA	5,017	126	1,000	5,143	6,143	1,200	1984	1995
Mission Viejo (3)	CA	3,544	89	900	3,633	4,533	786	1985	1995
Novato (4)	CA	3,658	403	2,500	4,061	6,561	957	1978	1995
Placentia	CA	3,801	184	1,320	3,985	5,305	988	1982	1995
Rancho Cucamonga (4)	CA	4,156	269	610	4,425	5,035	945	1987	1995
San Dimas	CA	3,577	225	1,700	3,802	5,502	888	1975	1995
San Jose	CA	7,252	—	850	7,252	8,102	861	1998	1998
San Juan Capistrano (4)	CA	3,834	172	1,225	4,006	5,231	867	1985	1995
San Juan Capistrano	CA	6,344	235	700	6,579	7,279	1,310	1985	1995
Santa Maria	CA	2,649	118	1,500	2,767	4,267	658	1967	1995
Vista	CA	3,701	82	350	3,783	4,133	865	1980	1996
Aurora	CO	7,923	3	919	7,926	8,845	1,848	1983	1995
Aurora	CO	10,119	—	715	10,119	10,834	949	1999	1999
Boulder	CO	4,738	—	184	4,738	4,922	948	1992	1995
Boulder	CO	4,811	4	833	4,815	5,648	842	1985	1995
Brighton	CO	2,158	—	210	2,158	2,368	297	1997	1997
Denver	CO	28,682	—	2,350	28,682	31,032	410	1987	2002
Lakewood	CO	12,401	—	604	12,401	13,005	930	2000	2000
Hockessin	DE	4,956	—	345	4,956	5,301	465	1999	1999
Clearwater	FL	3,790	—	1,231	3,790	5,021	47	1998	2002
Gainesville	FL	2,699	4	356	2,703	3,059	366	1997	1997
Gainesville	FL	3,313	—	310	3,313	3,623	331	1998	1998
Hudson	FL	8,139	550	1,665	8,689	10,354	1,674	1986	1996
Jacksonville	FL	2,376	12	366	2,388	2,754	342	1997	1997
Jacksonville	FL	2,770	8	226	2,778	3,004	364	1997	1997
LeHigh Acres	FL	2,600	10	307	2,610	2,917	336	1997	1997
Naples	FL	4,084	—	1,182	4,084	5,266	553	1997	1997
Naples	FL	10,797	—	1,140	10,797	11,937	1,035	1999	1999
Palm Coast	FL	2,580	6	406	2,586	2,992	322	1997	1997
Panama City	FL	2,659	1	353	2,660	3,013	294	1998	1998
Pensacola	FL	5,626	782	408	6,408	6,816	480	1999	1999
Port Charlotte	FL	2,655	11	245	2,666	2,911	354	1997	1997
Punta Gorda	FL	2,691	18	210	2,709	2,919	365	1997	1997
Rotunda	FL	2,628	14	123	2,642	2,765	329	1997	1997
St Petersburg	FL	2,396	985	2,000	3,381	5,381	583	1993	1995
Tallahassee	FL	9,084	163	696	9,247	9,943	752	1999	1999
Tavares	FL	2,466	1	156	2,467	2,623	349	1997	1997
Titusville	FL	4,706	—	1,742	4,706	6,448	336	1987	2000
Venice	FL	2,535	10	376	2,545	2,921	327	1997	1997
Boise	ID	5,586	5,696	544	11,282	11,826	1,831	1978	1995
Carmel	IN	3,861	—	805	3,861	4,666	451	1998	1998
Lawrence	KS	3,822	—	932	3,822	4,754	446	1995	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities: (continued)
Salina	KS	$1,921	$—	$200	$1,921	$2,121	$276	1996	1997
Salina	KS	2,887	—	329	2,887	3,216	385	1989	1998
Topeka	KS	2,955	87	424	3,042	3,466	462	1986	1998
Murray	KY	2,547	125	110	2,672	2,782	334	1998	1998
Mandeville	LA	6,554	—	831	6,554	7,385	519	1999	1999
Pittsfield	MA	9,052	197	1,758	9,249	11,007	1,034	1998	1998
Hagerstown	MD	3,785	930	533	4,715	5,248	389	1999	1999
Riverview	MI	6,939	67	300	7,006	7,306	1,562	1987	1995
Charlotte	NC	1,924	—	342	1,924	2,266	41	1998	2002
Charlotte	NC	2,406	—	471	2,406	2,877	51	1998	2002
Greensboro	NC	1,847	—	293	1,847	2,140	40	1997	2002
Greensboro	NC	3,262	—	557	3,262	3,819	70	1998	2002
Hickory	NC	2,531	10	385	2,541	2,926	301	1997	1998
Brick	NJ	2,428	—	1,102	2,428	3,530	5	1999	2002
Deptford	NJ	3,430	—	655	3,430	4,085	364	1998	1998
Sparks (5)	NV	5,119	—	505	5,119	5,624	731	1991	1997
Sparks (6)	NV	7,278	—	714	7,278	7,992	910	1993	1997
Centereach (7)	NY	15,204	222	6,000	15,426	21,426	254	1973	2002
Dayton	OH	1,917	1	270	1,918	2,188	243	1997	1997
Dublin	OH	5,793	10	356	5,803	6,159	641	1998	1998
Fairfield	OH	1,917	1	270	1,918	2,188	260	1997	1997
Greenville	OH	2,311	—	215	2,311	2,526	313	1997	1997
Hilliard	OH	7,056	1,892	652	8,948	9,600	753	1999	1999
Lancaster	OH	2,084	10	350	2,094	2,444	226	1998	1998
Newark	OH	2,047	2	225	2,049	2,274	281	1997	1997
Sharonville	OH	4,013	37	225	4,050	4,275	903	1986	1995
Springdale	OH	2,092	—	440	2,092	2,532	275	1997	1997
Urbana	OH	2,118	—	150	2,118	2,268	273	1997	1997
Youngstown	OH	2,191	—	470	2,191	2,661	233	1998	1998
Broken Arrow	OK	1,445	1	178	1,446	1,624	217	1996	1997
Oklahoma City	OK	3,897	648	392	4,545	4,937	1,248	1982	1994
Oklahoma City	OK	1,531	4	175	1,535	1,710	230	1996	1997
Albany	OR	3,657	4,548	511	8,205	8,716	1,706	1968	1995
Albany (8)	OR	2,465	8	92	2,473	2,565	575	1984	1995
Forest Grove (9)	OR	3,152	—	401	3,152	3,553	631	1994	1995
Gresham	OR	4,647	—	—	4,647	4,647	929	1988	1995
McMinnville (10)	OR	3,976	—	760	3,976	4,736	696	1989	1995
Medford	OR	4,325	19	313	4,344	4,657	757	1990	1995
Bridgeville	PA	8,023	1,339	653	9,362	10,015	832	1999	1999
Center Square	PA	11,078	—	1,000	11,078	12,078	1,103	2001	2001
Indiana	PA	2,706	—	194	2,706	2,900	77	1997	2002
York	PA	3,790	769	413	4,559	4,972	439	1999	1999
E. Greenwich	RI	8,277	235	1,200	8,512	9,712	633	2000	2000
Lincoln	RI	9,612	—	477	9,612	10,089	641	2000	2000
Portsmouth	RI	9,154	85	1,200	9,239	10,439	746	1999	1999
Clinton	SC	2,560	—	87	2,560	2,647	326	1997	1998
Columbia	SC	2,664	11	210	2,675	2,885	316	1997	1998
Goose Creek	SC	2,336	—	619	2,336	2,955	67	1998	2002
Greenville	SC	6,397	—	613	6,397	7,010	80	2000	2002

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities: (continued)
Greenwood	SC	$2,648	$—	$107	$2,648	$2,755	$337	1997	1998
Greer	SC	2,389	13	375	2,402	2,777	259	1998	1998
Mount Pleasant	SC	3,490	—	391	3,490	3,881	75	1998	2002
Brentwood	TN	2,302	—	600	2,302	2,902	436	1995	1995
Bristol	TN	4,130	1,126	406	5,256	5,662	474	1999	1999
Germantown	TN	4,623	10	755	4,633	5,388	502	1998	1998
Johnson City	TN	4,289	959	404	5,248	5,652	435	1999	1999
Murfreesboro	TN	4,240	973	499	5,213	5,712	460	1999	1999
College Station	TX	1,726	—	278	1,726	2,004	191	1994	1998
Corsicana	TX	1,494	10	117	1,504	1,621	227	1996	1996
Dallas	TX	3,500	809	308	4,309	4,617	1,199	1981	1994
Denton	TX	1,425	—	185	1,425	1,610	217	1996	1996
Ennis	TX	1,409	18	119	1,427	1,546	214	1996	1996
Houston	TX	7,194	—	1,235	7,194	8,429	809	1998	1998
Houston	TX	8,945	—	985	8,945	9,930	839	1999	1999
Houston	TX	7,184	—	1,089	7,184	8,273	659	1999	1999
Houston	TX	7,052	—	1,089	7,052	8,141	661	1999	1999
Lakeway	TX	10,542	—	579	10,542	11,121	1,032	1999	1999
Lewisville	TX	1,892	18	260	1,910	2,170	264	1997	1997
Mansfield	TX	1,575	52	225	1,627	1,852	236	1996	1997
Paris	TX	1,465	—	166	1,465	1,631	223	1996	1996
Pearland	TX	7,892	—	493	7,892	8,385	888	1998	1998
Richland Hills	TX	1,616	—	223	1,616	1,839	242	1996	1997
Richland Hills	TX	2,211	739	65	2,950	3,015	246	1998	1998
Weatherford	TX	1,596	11	145	1,607	1,752	226	1996	1997
Martinsville	VA	3,049	5	1,001	3,054	4,055	191	2000	2000
Midlothian	VA	8,269	—	650	8,269	8,919	568	2000	2000
Bellevue	WA	4,467	—	766	4,467	5,233	493	1998	1998
Richland	WA	6,052	145	172	6,197	6,369	1,229	1990	1995
Tacoma	WA	5,208	—	402	5,208	5,610	716	1997	1997
Yakima	WA	5,122	—	500	5,122	5,622	640	1998	1998
Menomonee Falls (11)	WI	13,190	—	4,161	13,190	17,351	1,978	1989	1997
West Allis (12)	WI	8,117	2,911	682	11,028	11,710	1,394	1996	1997
Hurricane	WV	4,475	997	705	5,472	6,177	425	1999	1999

		607,367	34,251	88,688	641,618	730,306	78,265

Skilled Nursing Facilities:
Benton	AR	4,659	9	685	4,668	5,353	611	1992	1998
Bryant	AR	4,889	16	320	4,905	5,225	641	1989	1998
Hot Springs	AR	2,320	—	54	2,320	2,374	1,088	1978	1986
Lake Village	AR	4,317	15	261	4,332	4,593	496	1998	1998
Monticello	AR	3,295	8	300	3,303	3,603	378	1995	1998
Morrilton	AR	3,703	7	250	3,710	3,960	486	1988	1998
Morrilton	AR	4,995	2	308	4,997	5,305	573	1996	1998
Wynne (13)	AR	4,165	7	327	4,172	4,499	546	1990	1998
Scottsdale	AZ	2,790	100	650	2,890	3,540	1,099	1963	1991
Chowchilla	CA	1,119	—	109	1,119	1,228	427	1965	1987
Gilroy	CA	1,892	—	714	1,892	2,606	709	1968	1991
Hayward	CA	1,222	221	795	1,443	2,238	528	1968	1991
Orange	CA	5,059	23	1,141	5,082	6,223	1,320	1987	1992

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
San Jose	CA	$1,136	$571	$1,595	$1,707	$3,302	$606	1968	1991
Santa Cruz	CA	1,596	440	1,492	2,036	3,528	737	1964	1991
Hartford	CT	4,153	200	350	4,353	4,703	155	1969	2001
Torrington	CT	2,555	500	140	3,055	3,195	1,022	1969	1987
Winstead	CT	3,494	618	70	4,112	4,182	145	1960	2001
Ft. Pierce	FL	2,758	280	125	3,038	3,163	1,508	1960	1985
Jacksonville	FL	2,787	140	498	2,927	3,425	602	1965	1996
Jacksonville	FL	1,759	4	1,503	1,763	3,266	246	1997	1997
Live Oak	FL	3,217	1,750	50	4,967	5,017	1,883	1983	1986
Maitland	FL	3,327	—	209	3,327	3,536	1,560	1982	1986
Pensacola	FL	1,833	—	77	1,833	1,910	710	1962	1987
Flowery Branch	GA	3,115	665	562	3,780	4,342	462	1970	1997
Buhl	ID	777	—	15	777	792	311	1913	1986
Lasalle	IL	2,703	—	127	2,703	2,830	1,029	1975	1991
Litchfield	IL	2,689	—	30	2,689	2,719	1,023	1974	1991
Brookville	IN	4,120	—	81	4,120	4,201	1,047	1987	1992
Evansville	IN	5,324	—	280	5,324	5,604	2,026	1968	1991
New Castle	IN	5,173	—	43	5,173	5,216	1,969	1972	1991
Petersburg	IN	2,352	—	33	2,352	2,385	1,103	1970	1986
Richmond	IN	2,519	—	114	2,519	2,633	1,182	1975	1986
Rochester	IN	4,055	250	161	4,305	4,466	1,610	1969	1991
Wabash	IN	2,790	—	40	2,790	2,830	1,062	1974	1991
Belleville	KS	1,887	—	213	1,887	2,100	613	1977	1993
Colby	KS	599	117	50	716	766	312	1974	1986
Derby	KS	2,482	—	133	2,482	2,615	889	1978	1992
Hiawatha	KS	788	34	150	822	972	97	1974	1998
Hutchinson	KS	1,855	161	75	2,016	2,091	594	1964	1994
Onaga	KS	652	88	6	740	746	359	1959	1986
Salina	KS	2,463	135	27	2,598	2,625	768	1981	1994
Topeka	KS	1,137	58	100	1,195	1,295	140	1973	1998
Yates Center	KS	700	—	18	700	718	5	1967	2002
Amesbury	MA	4,241	607	229	4,848	5,077	858	1971	1997
Beverly	MA	6,578	975	392	7,553	7,945	414	1998	1998
Brockton	MA	3,591	16	525	3,607	4,132	1,102	1971	1993
Buzzards Bay	MA	4,815	279	415	5,094	5,509	2,433	1910	1985
Danvers	MA	2,891	487	305	3,378	3,683	599	1969	1997
Danvers	MA	3,211	1,144	327	4,355	4,682	750	1962	1997
Danvers	MA	7,222	1,004	392	8,226	8,618	465	1998	1998
Haverhill	MA	5,707	1,764	660	7,471	8,131	1,992	1973	1993
Melrose	MA	4,029	531	432	4,560	4,992	650	1967	1998
N. Billerica	MA	3,137	300	800	3,437	4,237	981	1970	1994
New Bedford	MA	2,357	109	93	2,466	2,559	1,179	1888	1985
Northborough	MA	2,509	1,538	300	4,047	4,347	430	1968	1998
Saugus	MA	5,262	514	374	5,776	6,150	1,030	1967	1997
Sharon	MA	1,097	4,369	844	5,466	6,310	696	1963	1996
Clinton	MD	5,017	595	400	5,612	6,012	1,985	1965	1987
Cumberland	MD	5,260	—	150	5,260	5,410	2,556	1968	1985
Hagerstown	MD	4,140	176	215	4,316	4,531	2,117	1971	1985
Kensington	MD	5,737	39	1,470	5,776	7,246	56	1954	2002

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Westminster	MD	$6,795	$—	$80	$6,795	$6,875	$3,301	1973	1985
Duluth	MN	7,047	330	1,014	7,377	8,391	1,261	1971	1997
Minneapolis	MN	5,752	713	333	6,465	6,798	3,197	1941	1985
Minneapolis	MN	4,184	—	436	4,184	4,620	2,186	1961	1985
Maryville	MO	2,689	—	51	2,689	2,740	1,307	1972	1985
Columbus	MS	3,520	197	750	3,717	4,467	443	1976	1998
Hendersonville	NC	2,244	—	116	2,244	2,360	1,090	1979	1985
Sparks	NV	3,294	—	740	3,294	4,034	927	1988	1991
Boardman	OH	7,046	—	60	7,046	7,106	2,681	1962	1991
Columbus	OH	4,333	—	343	4,333	4,676	1,756	1984	1988
Galion	OH	3,419	—	24	3,419	3,443	1,301	1967	1991
Warren	OH	7,489	—	450	7,489	7,939	2,849	1967	1991
Wash Ct House	OH	4,086	—	356	4,086	4,442	1,692	1984	1988
Maud	OK	803	—	12	803	815	323	1960	1986
Sapulpa	OK	2,243	—	68	2,243	2,311	897	1970	1986
Tonkawa	OK	795	—	18	795	813	722	1962	1987
Celina	TN	853	—	150	853	1,003	261	1975	1993
Clarksville	TN	3,479	—	350	3,479	3,829	1,063	1967	1993
Decatur	TN	3,330	—	193	3,330	3,523	428	1981	1998
Jonesborough	TN	2,551	3	65	2,554	2,619	780	1982	1993
Madison	TN	6,415	—	1,120	6,415	7,535	779	1967	1998
Albany	TX	865	—	6	865	871	13	1978	2002
Austin	TX	3,726	—	360	3,726	4,086	56	1968	2002
Balch Springs	TX	2,135	—	64	2,135	2,199	32	1977	2002
Baytown	TX	1,902	154	61	2,056	2,117	615	1970	1990
Baytown	TX	2,388	296	90	2,684	2,774	768	1975	1990
Bogota	TX	1,820	36	13	1,856	1,869	854	1963	1986
Bowie	TX	3,205	—	127	3,205	3,332	50	1955	2002
Center	TX	1,424	229	22	1,653	1,675	471	1972	1990
Clarksville	TX	1,583	—	4	1,583	1,587	23	1965	2002
Cleburne	TX	1,615	—	128	1,615	1,743	24	1972	2002
Clyde	TX	874	—	10	874	884	12	1963	2002
Crowell	TX	960	—	2	960	962	14	1975	2002
Dallas	TX	2,644	—	64	2,644	2,708	38	1976	2002
Eagle Lake	TX	1,833	150	25	1,983	2,008	593	1972	1990
El Paso	TX	1,888	—	166	1,888	2,054	755	1980	1988
El Paso	TX	1,628	—	206	1,628	1,834	23	1975	2002
Flowery Mound	TX	4,871	—	488	4,871	5,359	12	1995	2002
Fort Worth	TX	1,993	—	230	1,993	2,223	28	1969	2002
Fort Worth	TX	2,460	—	201	2,460	2,661	35	1971	2002
Garland	TX	1,619	148	238	1,767	2,005	528	1970	1990
Gilmer	TX	3,033	1,870	248	4,903	5,151	507	1990	1998
Gladewater	TX	2,018	33	125	2,051	2,176	646	1971	1993
Greenville	TX	1,680	—	95	1,680	1,775	25	1976	2002
Henderson	TX	1,713	—	90	1,713	1,803	24	1966	2002
Houston	TX	4,155	336	408	4,491	4,899	1,378	1982	1993
Houston	TX	1,342	—	101	1,342	1,443	19	1977	2002
Humble	TX	1,821	221	140	2,042	2,182	592	1972	1990
Huntsville	TX	1,930	126	135	2,056	2,191	622	1968	1990

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Jacksonville	TX	$2,041	$—	$54	$2,041	$2,095	$34	1973	2002
Linden	TX	2,520	70	25	2,590	2,615	808	1968	1993
Lubbock	TX	2,064	—	633	2,064	2,697	30	1977	2002
Marshall	TX	865	—	19	865	884	488	1964	1986
McAllen	TX	1,115	—	153	1,115	1,268	18	1966	2002
McAllen	TX	2,850	—	171	2,850	3,021	46	1982	2002
McKinney	TX	1,456	39	1,318	1,495	2,813	574	1967	1987
McKinney	TX	4,797	—	1,263	4,797	6,060	453	1967	2000
Mesquite	TX	2,658	—	153	2,658	2,811	37	1974	2002
Mineral Wells	TX	1,635	—	52	1,635	1,687	28	1975	2002
Mount Pleasant	TX	2,505	141	40	2,646	2,686	807	1970	1993
Munday	TX	498	—	2	498	500	7	1967	2002
Nacogdoches	TX	1,104	138	135	1,242	1,377	369	1973	1990
New Boston	TX	2,366	65	44	2,431	2,475	759	1966	1993
Omaha	TX	1,579	73	28	1,652	1,680	507	1970	1993
Rosenberg	TX	2,013	—	112	2,013	2,125	33	1977	2002
Rusk	TX	1,549	—	23	1,549	1,572	26	1972	2002
San Antonio	TX	2,033	128	32	2,161	2,193	654	1965	1990
San Antonio	TX	1,636	126	221	1,762	1,983	532	1965	1990
San Antonio	TX	4,536	—	—	4,536	4,536	65	1988	2002
San Antonio	TX	2,224	—	268	2,224	2,492	31	1975	2002
Sherman	TX	2,075	17	67	2,092	2,159	664	1971	1993
Sulphur Springs	TX	1,649	—	72	1,649	1,721	24	1969	2002
Texarkana	TX	1,244	—	87	1,244	1,331	583	1983	1986
Texas City	TX	1,389	—	54	1,389	1,443	20	1973	2002
Vernon	TX	608	—	14	608	622	12	1952	2002
Waxahachie	TX	3,493	27	319	3,520	3,839	1,347	1976	1987
Weatherford	TX	2,252	—	346	2,252	2,598	36	1967	2002
White Settlement	TX	2,258	—	66	2,258	2,324	32	1969	2002
Wichita Falls	TX	3,041	—	51	3,041	3,092	47	1969	2002
Wichita Falls	TX	687	—	10	687	697	10	1965	2002
Annandale	VA	7,752	—	487	7,752	8,239	3,766	1963	1985
Charlottesville	VA	4,620	—	362	4,620	4,982	2,245	1964	1985
Petersburg	VA	2,215	—	93	2,215	2,308	1,076	1972	1985
Petersburg	VA	2,945	—	94	2,945	3,039	1,431	1976	1985
Kennewick	WA	4,459	—	297	4,459	4,756	793	1959	1997
Moses Lake	WA	4,307	1,326	304	5,633	5,937	1,240	1972	1994
Moses Lake	WA	2,385	—	164	2,385	2,549	662	1988	1994
Seattle	WA	5,752	182	1,223	5,934	7,157	1,231	1993	1994
Shelton	WA	4,382	300	327	4,682	5,009	532	1998	1998
Chilton	WI	2,275	148	55	2,423	2,478	1,156	1963	1986
Florence	WI	1,529	—	15	1,529	1,544	717	1970	1986
Green Bay	WI	2,255	—	300	2,255	2,555	1,058	1965	1986
Sheboygan	WI	1,697	—	219	1,697	1,916	792	1967	1986
St. Francis	WI	535	—	80	535	615	250	1960	1986
Tomah	WI	1,745	128	115	1,873	1,988	924	1974	1985
Wisconsin Dells	WI	1,697	—	81	1,697	1,778	792	1972	1986

		452,803	28,616	43,228	481,419	524,647	120,717

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Continuing Care Retirement
Communities:
Chandler	AZ	$7,039	$1,312	$1,980	$8,351	$10,331	$101	1992	2002
Palm Desert	CA	9,097	1,730	1,600	10,827	12,427	2,237	1989	1994
Sterling	CO	2,715	—	400	2,715	3,115	792	1979	1994
Largo	FL	17,027	290	1,300	17,317	18,617	617	1972	2002
Lawrenceville	GA	10,769	—	723	10,769	11,492	1,103	1988	1998
Andover (14)	KS	12,517	—	687	12,517	13,204	1,878	1987	1997
Norton	MA	8,272	4,669	1,351	12,941	14,292	1,692	1972	1997
Trenton	TN	3,004	—	174	3,004	3,178	175	1974	2000
Corpus Christi	TX	14,929	14,093	1,848	29,022	30,870	3,864	1985	1997
Glendale (15)	WI	22,905	—	3,834	22,905	26,739	3,314	1988	1997
Waukesha (16)	WI	28,562	2,104	7,233	30,666	37,899	5,001	1973	1997

		136,836	24,198	21,130	161,034	182,164	20,774

Rehabilitation Hospitals:
Tucson	AZ	9,435	—	1,275	9,435	10,710	2,487	1992	1992

Long-Term Acute Care Facilities:
Scottsdale	AZ	5,924	195	242	6,119	6,361	2,157	1986	1988

GRAND TOTAL		$1,212,365	$87,260	$154,563	$1,299,625	$1,454,188	$224,400

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Gross amount at which land is carried at close of period also represents initial cost to the Company.
(3)	Real estate is security for notes payable in the aggregate of $10,000,000 at December 31, 2002.
(4)	Real estate is security for notes payable in the aggregate of $29,624,000 at December 31, 2002.
(5)	Real estate is security for notes payable in the aggregate of $3,385,000 at December 31, 2002.
(6)	Real estate is security for notes payable in the aggregate of $2,945,000 at December 31, 2002.
(7)	Real estate is security for notes payable in the aggregate of $14,019,000 at December 31, 2002.
(8)	Real estate is security for notes payable in the aggregate of $1,995,000 at December 31, 2002.
(9)	Real estate is security for notes payable in the aggregate of $3,206,000 at December 31, 2002.
(10)	Real estate is security for notes payable in the aggregate of $3,347,000 at December 31, 2002.
(11)	Real estate is security for notes payable in the aggregate of $9,949,000 at December 31, 2002.
(12)	Real estate is security for notes payable in the aggregate of $7,883,000 at December 31, 2002.
(13)	Real estate is security for notes payable in the aggregate of $2,100,000 at December 31, 2002.
(14)	Real estate is security for notes payable in the aggregate of $2,300,000 at December 31, 2002.
(15)	Real estate is security for notes payable in the aggregate of $12,636,000 at December 31, 2002.
(16)	Real estate is security for notes payable in the aggregate of $7,914,000 at December 31, 2002.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2002

(Dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation
	(in thousands)
Balances at December 31, 1999:	$1,331,373	$162,671

Acquisitions	21,547	33,293
Improvements	15,114	2,364
Reclassifications	10,851	—
Sales	(45,276)	(12,122)

Balances at December 31, 2000:	1,333,609	186,206

Acquisitions	14,464	32,620
Improvements	6,270	2,640
Reclassifications	1,323	—
Impairment of Assets	(3,536)	—
Sales	(56,481)	(14,330)

Balances at December 31, 2001:	1,295,649	207,136

Acquisitions	165,428	33,532
Improvements	13,870	3,212
Reclassifications	37,414	—
Assets Held for Sale	(39,623)	(14,344)
Sales	(18,550)	(5,136)

Balances at December 31, 2002:	$1,454,188	$224,400

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information required regarding executive officers is included under the caption “ Executive Officers of the Company” in Item 1.

Incorporated herein by reference to the information under the caption “Election of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2003, filed or to be filed pursuant to Regulation 14A.

Item 11.    Executive Compensation.

Incorporated herein by reference to the information under the caption “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2003, filed or to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2003, filed or to be filed pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions.

Incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 29, 2003, filed or to be filed pursuant to Regulation 14A.

Item 14.    Controls and Procedures

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements.

(2)  Financial Statement Schedules

Schedule III Real Estate and Accumulated Depreciation	56

(b)  Reports on Form 8-K

None.

(c)  Exhibits

Exhibit No.		Description

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

3.2		Amended and Restated Bylaws of the Company.

4.		Instruments Defining Rights of Security Holders, Including Indentures

4.1

Indenture dated as of November 16, 1992, between Nationwide Health Properties, Inc., Issuer to The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit 4.1 to the Company’s Form S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.

Exhibit No.		Description

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

10.4

Credit Agreement dated as of November 8, 2002 among the Company and JPMorgan Chase Bank, Bank of America, N.A., Wells Fargo Bank National Association, The Bank of New York, UBS AG, Stamford Branch and KBC Bank N.V.

10.5		First Amendment to Credit Agreement dated as of January 1, 2003 among the Company and JPMorgan Chase Bank, as administrative agent.

10.6

Form of Indemnity Agreement for officers and directors of the Company including David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, R. Bruce Andrews, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Steven J. Insoft, Don M. Pearson, John J. Sheehan, Jr., and T. Andrew Stokes, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

10.7

Executive Employment Security Policy as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.8

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

10.10	(a)

First Amendment of Employment Agreement of Mark L. Desmond dated as of January 19, 2001, filed as Exhibit 10.12(a) to the Company’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

Exhibit No.		Description

10.10	(b)

Second Amendment to Employment Agreement of Mark L. Desmond dated as of April 20, 2001, filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.11

Limited Liability Company Agreement of JER/NHP Senior Housing, LLC entered into as of August 28, 2001 by and among Nationwide Health Properties and JER Senior Housing, LLC filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference.

10.12		First Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated February 7, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC.

10.13		Second Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated October 28, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC.

21.		Subsidiaries of the Company

23.		Consents of Experts and Counsel

23.1		Consent of Ernst & Young LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ R. BRUCE ANDREWS
R. Bruce Andrews President and Chief Executive Officer

Dated: March 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	March 10, 2003

/s/ R. BRUCE ANDREWS R. Bruce Andrews	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2003

/s/ MARK L. DESMOND Mark L. Desmond	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2003

David R. Banks	Director

/s/ WILLIAM K. DOYLE William K. Doyle	Director	March 6, 2003

/s/ ROBERT D. PAULSON Robert D. Paulson	Director	March 10, 2003

/s/ KEITH P. RUSSELL Keith P. Russell	Director	March 6, 2003

/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	March 10, 2003

CERTIFICATIONS

I, R. Bruce Andrews, certify that:

1.    I have reviewed this annual report on Form 10-K of Nationwide Health Properties, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 11, 2003	/S/ R. BRUCE ANDREWS
R. Bruce Andrews President and Chief Executive Officer

I, Mark L. Desmond, certify that:

1.    I have reviewed this annual report on Form 10-K of Nationwide Health Properties, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 11, 2003	/S/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer