Form 10-Q
period 2003-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2003-05-13
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at May 12, 2003—58,797,216.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

March 31, 2003

Part I.    Financial Information

Item 1.    Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$155,878	$154,563
Buildings and improvements	1,317,007	1,299,625

	1,472,885	1,454,188
Less accumulated depreciation	(234,867)	(224,400)

	1,238,018	1,229,788
Mortgage loans receivable, net	99,074	99,292
Investment in unconsolidated joint venture	15,516	16,115

	1,352,608	1,345,195
Cash and cash equivalents	9,834	8,387
Receivables	4,613	4,429
Assets held for sale	8,397	9,682
Other assets	43,208	42,240

	$1,418,660	$1,409,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under unsecured revolving credit facility	$122,000	$107,000
Senior notes due 2003-2038	614,750	614,750
Notes and bonds payable	110,953	111,303
Accounts payable and accrued liabilities	53,684	47,740

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 49,172,216 and 49,160,216 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	4,917	4,916
Capital in excess of par value	610,237	610,173
Cumulative net income	693,421	680,511
Cumulative dividends	(891,302)	(866,460)

Total stockholders’ equity	517,273	529,140

	$1,418,660	$1,409,933

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share amounts)
Revenues:
Rental income	$37,774	$32,669
Interest and other income	3,261	4,281
Income from unconsolidated joint venture	493	—

	41,528	36,950
Expenses:
Interest and amortization of deferred financing costs	15,130	12,501
Depreciation and amortization	10,674	8,072
General and administrative	1,861	2,008
Impairment of assets	—	12,472

	27,665	35,053

Income from continuing operations	13,863	1,897
Discontinued operations	(953)	(2,031)

Net income (loss)	12,910	(134)
Preferred stock dividends	(1,919)	(1,919)

Income (loss) available to common stockholders	$10,991	$(2,053)

Per share amounts:
Basic/diluted income from continuing operations available to common stockholders	$0.24	$—

Basic/diluted loss from discontinued operations available to common stockholders	$(0.02)	$(0.04)

Basic/diluted income (loss) available to common stockholders	$0.22	$(0.04)

Dividends paid per share	$0.46	$0.46

Diluted weighted average common shares outstanding	49,169	47,977

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
	(In thousands)
Balances at December 31, 2002	1,000	$100,000	49,160	$4,916	$610,173	$680,511	$(866,460)	$529,140
Issuance of common stock	—	—	12	1	34	—	—	35
Stock option amortization	—	—	—	—	30	—	—	30
Net income	—	—	—	—	—	12,910	—	12,910
Preferred dividends	—	—	—	—	—	—	(1,919)	(1,919)
Common dividends	—	—	—	—	—	—	(22,923)	(22,923)

Balances at March 31, 2003	1,000	$100,000	49,172	$4,917	$610,237	$693,421	$(891,302)	$517,273

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$12,910	$(134)
Depreciation and amortization	10,674	8,342
Depreciation and amortization in discontinued operations	—	225
Impairment of assets	—	12,472
Impairment of assets in discontinued operations	645	2,065
Amortization of deferred financing costs	330	236
Additional distributions from unconsolidated joint venture	599	—
Net change in operating assets and liabilities	4,085	8,345

Net cash provided by operating activities	29,243	31,551

Cash flows from investing activities:
Investment in real estate facilities	(18,697)	(2,552)
Disposition of real estate facilities	640	270
Principal payments on mortgage loans receivable	480	7,302

Net cash provided by (used in) investing activities	(17,577)	5,020

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	44,000	6,000
Repayment of borrowings under unsecured revolving credit facility	(29,000)	(41,000)
Repayments of senior unsecured debt	—	(15,000)
Principal payments on notes and bonds	(316)	(220)
Issuance of common stock	—	34,609
Dividends paid	(24,842)	(24,267)
Other, net	(61)	(33)

Net cash used in financing activities	(10,219)	(39,911)

Increase (decrease) in cash and cash equivalents	1,447	(3,340)
Cash and cash equivalents, beginning of period	8,387	9,062

Cash and cash equivalents, end of period	$9,834	$5,722

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(Unaudited)

1.    Organization

Nationwide Health Properties, Inc., a Maryland corporation organized in 1985, is a real estate investment trust (REIT) specializing in investments in health care related senior housing and long-term care facilities. Whenever we refer herein to “the Company” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

We believe we have operated in such a manner as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as such and therefore to distribute at least ninety percent (90%) of our REIT taxable income to our stockholders. If we qualify for taxation as a REIT, we will generally not be subject to federal income taxes on our income that is distributed to stockholders. Accordingly, no provision has been made for federal income taxes.

As of March 31 2003, we had investments in 389 facilities in 38 states, consisting of:

•	185 skilled nursing facilities;

•	137 assisted and independent living facilities;

•	12 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital;

•	four buildings held for sale; and

•	49 assisted living facilities operated by an unconsolidated joint venture in which we have a 25% interest.

Our facilities are operated by 69 different operators, including the following publicly traded companies:

•	Alterra Healthcare Corporation (Alterra);

•	American Retirement Corporation (ARC);

•	Beverly Enterprises, Inc.;

•	Harborside Healthcare Corporation;

•	HEALTHSOUTH Corporation;

•	Integrated Health Services, Inc.;

•	Mariner Health Care, Inc.; and

•	Sun Healthcare Group, Inc.

Of the operators of our facilities, only Alterra, which accounted for 14% and ARC, which accounted for 11%, of our revenues for the three months ended March 31, 2003, account for 10% or more of our revenues.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and our investment in our majority owned and controlled joint ventures. All material intercompany

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounts and transactions have been eliminated. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

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

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three-month periods ending March 31, 2003 and 2002 are not necessarily indicative of the results for a full year.

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent, included in the caption “Rental income,” and additional interest, included in the caption “Interest and other income,” are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions so that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB No. 101”) does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon revenue are structured as quarterly calculations so that all contingencies have been eliminated at each of our quarterly reporting dates.

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. During 2001, we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We recognized approximately $265,000 of revenues in excess of cash received during the three months ended March 31, 2003 and $561,000 of revenues in excess of cash received during the three months ended March 31, 2002. There is approximately $9,244,000 at March 31, 2003 and $8,979,000 at December 31, 2002 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income includes stock-based compensation expense of approximately $64,000 for the period ended March 31, 2003 and $62,000 for the period ended March 31, 2002.

Impact of New Accounting Pronouncements

There are presently no new accounting pronouncements that we expect will have a material impact on our financial condition or the results of our operations.

3.    Real Estate Properties

As of March 31, 2003, we had direct ownership of 160 skilled nursing facilities, 133 assisted living facilities, 11 continuing care retirement communities, one rehabilitation hospital, one long-term acute care hospital and four buildings classified as assets held for sale. Substantially all of our owned facilities are leased under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from 5 to 21 years, and generally have two or more multiple-year renewal options. Approximately 79% of our facilities are leased under master leases. In addition, the majority of our leases contain cross- collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 250 facilities are secured by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties.

During the three months ended March 31, 2003, we acquired two skilled nursing facilities, and one assisted and independent living facility in two separate transactions for an aggregate investment of approximately $13,663,000. We also funded approximately $5,034,000 in capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. At March 31, 2003, we have committed to fund additional capital improvements of approximately $26,000,000.

Five of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease post-filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. All of these tenants are current in their post-filing rent payments and, with the exception of one of the remaining Alpha Healthcare Foundation (Alpha) properties and one of the Alterra properties, we believe all of

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the facilities involved in these bankruptcy proceedings are generating positive cash flows. We also believe that with the exception of those two facilities, in the event the leases ultimately are rejected we should be able to re-lease the facilities to new operators at rates substantially consistent with the rates we currently receive.

•	Integrated Health Services, Inc. (IHS) (Filed February 2000) and SV/Home Office Inc. and Certain Affiliates (SV) (Filed November 2001). The bankruptcy court approved our final settlement with IHS in April 2002 and our pre-negotiated settlement with SV in March 2003. As a result, IHS assumed amended leases on five facilities and rejected two leases, and SV assumed one facility lease, rejected another and received a five-year extension on its mortgage secured by one facility after we allowed it to sell a second closed facility previously securing the mortgage.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. One of these leases was rejected and the facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002. Alpha has advised us it intends to reject one additional lease and affirm the other three remaining leases.

•	Alterra (Filed January 2003). Alterra operates 59 of our facilities, 52 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it. It also operates all 49 of the facilities owned by our unconsolidated joint venture which are under two master leases. We understand that Alterra has been restructuring out of court for over two years with a goal of going into the final bankruptcy phase with a selected portfolio of properties that is intended to be the core of its restructured business. Alterra filed its largely pre-negotiated Plan of Reorganization (the Plan) with the bankruptcy court on March 27, 2003, in which it states it plans to affirm its leases with us and with our unconsolidated joint venture in an “unimpaired” manner. Based on the Plan and discussions we have had with Alterra, we expect that it will continue to pay the rent on and affirm all of our leases.

•	Lexington Healthcare, Inc. (Lexington) (Filed April 2003). Lexington operates two of our facilities under a master lease and has advised us it intends to continue to pay the rent on and affirm the master lease.

In addition, Sun Healthcare Group, Inc. (Sun), which emerged from bankruptcy in 2002 with five of our facilities under a master lease, announced in February 2003 that it had begun another restructuring of its lease portfolio with a goal of obtaining rent moratoriums, rent concessions or lease terminations for certain of its leased facilities. We have agreed to amend the master lease to remove two facilities and reduce the rent on the remaining three by approximately $100,000 per year. We have entered into agreements in principle with operators interested in leasing the two facilities removed from the lease for approximately $200,000 per year less than the current rent. These transactions will result in a total rent reduction of approximately 10% of what Sun previously paid us.

4.    Mortgage Loans Receivable

As of March 31, 2003, we held 24 mortgage loans receivable secured by 25 skilled nursing facilities, four assisted living facilities and one continuing care retirement community. As of March 31, 2003, the mortgage loans receivable had a net book value of approximately $99,074,000 with individual outstanding balances ranging from approximately $36,000 to $12,993,000 and maturities ranging from 2003 to 2031.

5.    Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000 in health care facilities similar to those already owned by us. We are a 25% equity partner in the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

venture. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to the second quarter of 2002.

The joint venture owns 49 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our joint venture partner of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

In addition to our 25% share of the income from the joint venture, we receive a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses below on the joint venture’s income statement.

The balance sheet and income statement for the joint venture below present its financial position as of March 31, 2003 and December 31, 2002 and its results of operations for the three months ended March 31, 2003 in thousands. The joint venture did not have any operations during the three months ended March 31, 2002.

BALANCE SHEET

(Unaudited)

	March 31, 2003	December 31, 2002
Assets

Investment in real estate:
Land	$13,410	$13,410
Buildings and improvements	107,829	107,720

	121,239	121,130
Less accumulated depreciation	(2,693)	(1,944)

	118,546	119,186
Cash and cash equivalents	6,092	8,312
Other assets	1,596	1,697

	$126,234	$129,195

Liabilities and Equity

Notes and bonds payable	$60,822	$60,831
Accounts payable and accrued liabilities	3,349	3,904
Equity:
Capital contributions	65,501	65,501
Distributions	(8,900)	(4,900)
Cumulative net income	5,462	3,859

Total equity	62,063	64,460

	$126,234	$129,195

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME STATEMENT

(Unaudited)

Three Months Ended March 31, 2003
Rental income	$3,693
Expenses:
Interest and amortization of deferred financing costs	1,196
Depreciation and amortization	749
General and administrative	145

2,090

Net income	$1,603

6.    Assets Held for Sale

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale. As required by SFAS No. 144, the net book values of these assets were transferred to assets held for sale and the operations of these assets have been included in discontinued operations for all periods presented. See Note 9 for the detail of the amounts classified or reclassified as discontinued operations.

During the three-month period ended March 31, 2003, we sold one building for net proceeds of $610,000, or approximately its net book value, that had previously been written down to its estimated fair value less costs to sell during 2002 and received approximately $30,000 from the sale of equipment at another building that served to reduce our basis in that facility. In addition, we recorded an impairment of assets charge of $645,000 related to three of these assets, as discussed in more detail below in Note 8. During the three-month period ended March 31, 2003, we did not classify any additional assets as held for sale.

At March 31, 2003, four buildings and seven land parcels remain in assets held for sale. At December 31, 2002, there were five buildings and seven land parcels classified as assets held for sale.

7.    Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The table below details the components of the basic and diluted earnings per share from continuing operations available to common stockholders calculations:

	Three months ended March 31,
	2003		2002
	Income	Shares	Income (loss)	Shares
	(In thousands)
Income from continuing operations	$13,863		$1,897
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	11,944	49,169	(22)	47,913
Effect of dilutive securities:
Stock options	—	—	—	64

Amounts used to calculate Diluted EPS	$11,944	49,169	$(22)	47,977

8.    Impairment of Assets

During the three months ended March 31, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. During the quarter, we entered into agreements to sell two assets for less than our net book value and became aware of facts and circumstances indicating another asset had become impaired.

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets had become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations of $12,472,000. As a result of lower than expected operating results for the first quarter at ten facilities operated by Senior Services of America that were previously operated by Balanced Care Corporation prior to its default on its leases in December 2000 and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash rent is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included $4,167,000 to fully reserve a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter of 2002 that we believed might necessitate a change in operators. During the second quarter of 2002, we entered into an agreement with a new operator to take over the facility effective September 1, 2002.

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

9.    Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 6 and Note 8 for more detail regarding the facilities sold and classified as held for sale during 2003 and 2002. The following table details the amounts reclassified to discontinued operations for the periods presented:

	Three months ended March 31,
	2003	2002
	(In thousands)
Rental income	$40	$702
Interest and other income	—	38

	40	740

Depreciation and amortization	—	495
General and administrative	348	211
Impairment of assets	645	2,065

	993	2,771

Discontinued operations	$(953)	$(2,031)

10.    Subsequent Event

In order to enhance our capital base and improve our liquidity, we sold, on May 2, 2003, 9,625,000 shares of common stock at a price of $12.00 per share that resulted in net proceeds to us of approximately $113,000,000 after placement agent, legal and other fees of approximately $2,500,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In conjunction with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No.101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by operators in bankruptcy, have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including, among other things, the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance.

Additional rents are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly, and most of our leases contain provisions so that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SAB No. 101 does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 30 to 40 years. A significant portion of the cost of each property is allocated to building (generally approximately 90%). The allocation of the cost between land and building, and the determination of the useful life of a property, are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset.

Collectibility of Receivables

We evaluate the collectibility of our mortgage and other receivables on a regular basis. We evaluate the collectibility of the receivables based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Impact of New Accounting Pronouncements

There are presently no new accounting pronouncements that we expect will have a material impact on our financial condition or the results of our operations.

Operating Results

Three-Month Period Ended March 31, 2003 vs. Three-Month Period Ended March 31, 2002

Rental income increased $5,105,000, or 16%, over the same period in 2002. The increase was primarily due to rental income from three facilities acquired during 2003 and 46 facilities acquired during 2002, rental income from five facilities we acquired that previously had an aggregate mortgage loans receivable balance of $29,146,000 during 2002 and rent increases at existing facilities. The increase was partially offset by reserving straight-lined rent on certain facilities discussed below, a reduction in income upon the disposal of one asset held for sale during 2003 and six facilities and six assets held for sale during 2002, and rent reductions on certain facilities that were returned to us and leased to other operators in 2002. Interest and other income decreased $1,020,000, or 24%, from the same period in 2002. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $17,422,000 securing six facilities and our acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002, and regular principal repayments of notes receivable during 2002 and 2003. Income from unconsolidated joint venture in 2003 represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. We recognized no income from unconsolidated joint venture for the three months ended March 31, 2002 as the first investments were made in April 2002. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Interest and amortization of deferred financing costs increased $2,629,000, or 21%, over the same period in 2002. The increase was primarily due to the issuance of $100,000,000 of fixed rate medium-term notes in the third quarter of 2002, obtaining a $10,000,000 mortgage secured by two existing buildings in the third quarter of 2002 and the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002. The increase was partially offset by the payoff of $50,000,000 of fixed rate medium-term notes during 2002 and a reduction in the average interest rates on our $150,000,000 unsecured revolving credit facility. Depreciation and amortization increased $2,602,000, or 32% over the same period in 2002 due primarily to the acquisition of 46 facilities during 2002, the acquisition of three facilities during the three months ended March 31, 2003 and our acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002. This increase was partially offset by a reduction in depreciation from the disposal of 11 facilities during 2002.

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, during the three months ended March 31, 2002, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter of 2002 at ten facilities operated by Senior Services of America that were previously operated by Balanced Care Corporation prior to its default on its leases in December 2000 and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included $4,167,000 to fully reserve a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter of 2002 that we believed might necessitate a change in operators. A new operator took over the operation of the facility effective September 1, 2002. We did not record any impairment of assets charge in continuing operations for the three months ended March 31, 2003.

During the first quarter of 2002, we classified seven unoccupied buildings and eight land parcels as assets held for sale. During the remainder of 2002, we classified three additional unoccupied buildings as assets held for sale. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the three-month periods ended March 31, 2003 and March 31, 2002. The impairment of assets charges in discontinued operations totaled $645,000 for the three months ended March 31, 2003 and $2,065,000 for the three months ended March 31, 2002. The impairment of assets charge for the three months ended March 31, 2003 represents the write-down of three of our assets held for sale to their individual estimated fair values less costs to sell. The impairment of assets charge for the three months ended March 31, 2002 represents the write-down of four of our assets held for sale to their individual estimated fair values less costs to sell. We did not classify any additional assets as held for sale during the three months ended 2003.

The loss in discontinued operations decreased $1,078,000, or 53%, over the same period in 2002. During the three months ended March 31, 2003, we had an impairment of assets charge of $645,000 in discontinued operations compared to $2,065,000 during the same period in 2002, which amounts to a decrease in the loss of $1,420,000. This decrease was partially offset by increases in the losses generated by the facilities that were reclassified to discontinued operations after the facilities were sold or transferred to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments, this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. Additional investments in healthcare facilities would increase rental and/or interest income, however, at this time we do not expect any significant additional investments during the coming year. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rents or interest income associated with the investments.

Information Regarding Certain Operators

Five of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease post-filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. All of these tenants are current in their post-filing rent payments and, with the exception of one of the remaining Alpha Healthcare Foundation (Alpha) properties and one of the Alterra Healthcare Corporation (Alterra) properties, we believe all of the facilities involved in these bankruptcy proceedings are generating positive cash flows. We also believe that with the exception of those two facilities, in the event the leases ultimately are rejected we should be able to re-lease the facilities to new operators at rates substantially consistent with what we currently receive.

•	Integrated Health Services, Inc. (IHS) (Filed February 2000) and SV/Home Office Inc. and Certain Affiliates (SV) (Filed November 2001). The bankruptcy court approved our final settlement with IHS in April 2002 and our pre-negotiated settlement with SV in March 2003. As a result, IHS assumed amended leases on five facilities and rejected two leases, and SV assumed one facility lease, rejected another and received a five-year extension on its mortgage secured by one facility after we allowed it to sell a second closed facility previously securing the mortgage.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. One of these leases was rejected and the facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002. Alpha has advised us it intends to reject one additional lease and affirm the other three remaining leases.

•

Alterra (Filed January 2003).    Alterra operates 59 of our facilities, 52 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it. It also operates all 49 of the facilities owned by our unconsolidated joint venture which are under two master leases. We understand that Alterra has been restructuring out of court for over two years with a goal of going into the final bankruptcy phase with a selected portfolio of properties that is intended to be the core of its restructured business. Alterra filed its largely pre-negotiated Plan of Reorganization (the Plan) with the bankruptcy court on March 27, 2003, in which it states it plans to affirm its leases with us and with our unconsolidated joint venture in an “unimpaired” manner. Based on the Plan and discussions we have had with Alterra, we expect that it will continue to pay the rent on and affirm all of our leases.

•	Lexington Healthcare, Inc. (Lexington) (Filed April 2003). Lexington operates two of our facilities under a master lease and has advised us it intends to continue to pay the rent on and affirm the masterlease.

In addition, Sun Healthcare Group, Inc. (Sun), which emerged from bankruptcy in 2002 with five of our facilities under a master lease, announced in February 2003 that it had begun another restructuring of its lease portfolio with a goal of obtaining rent moratoriums, rent concessions or lease terminations for certain of its leased facilities. We have agreed to amend the master lease to remove two facilities and reduce the rent on the remaining three by approximately $100,000 per year. We have entered into agreements in principle with operators interested in leasing the two facilities removed from the lease for approximately $200,000 per year less than the current rent. These transactions will result in a total rent reduction of approximately 10% of what Sun previously paid us.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with an institutional investor that may invest up to $130,000,000, of which over $127,000,000 has already been invested, in healthcare facilities similar to those already owned by us. We are a 25% equity partner in the venture. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to April 2002.

The joint venture owns 49 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our joint venture partner of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

Liquidity and Capital Resources

During the three months ended March 31, 2003, we acquired two skilled nursing facilities and one assisted and independent living facility in two separate transactions for an aggregate investment of approximately $13,663,000. We also funded approximately $5,034,000 in capital improvements and expansions at certain facilities in accordance with existing lease provisions. Such capital improvements and expansions generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. If rent does not increase until the completion of the project, we generally capitalize interest expense on the investment until it is complete. The acquisitions, capital improvements and expansions were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At March 31, 2003, we have committed to fund additional capital improvements of approximately $26,000,000.

During the three-month period ended March 31, 2003, we sold one asset held for sale for net proceeds of $610,000, or approximately its net book value, that had previously been written down to its estimated fair value less costs to sell during 2002. We also received approximately $30,000 from the sale of equipment at another building that served to reduce our basis in that facility. The proceeds from the sales were used to repay borrowings on our unsecured revolving credit facility.

We have $66,000,000 of medium-term notes maturing in the second and third quarters of 2003. In addition, $40,000,000 of medium-term notes with a rate of 6.59% due in 2038 may be put back to us at their face amounts at the option of the holders on July 7, 2003 and $41,500,000 of medium-term notes with a rate of 7.6% due in 2028 may be put back to us at their face amounts at the option of the holders on November 20, 2003. While we do not expect that these notes will be put back to us, the holders may elect to do so. We anticipate repaying the medium-term notes maturing and any that are put back to us with a combination of proceeds from the issuance of additional medium-term notes under the shelf registration statements discussed below, borrowings on our unsecured revolving credit facility, cash on hand, new mortgage financing on certain facilities, potential asset sales and mortgage loans receivable payoffs, the potential issuance of equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB from Fitch.

At March 31, 2003, we had $28,000,000 available under our $150,000,000 unsecured revolving credit facility that expires on November 7, 2005. As of March 31, 2003, we had shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $123,640,000 of securities including debt, convertible debt, common and preferred stock. After the common stock issuance discussed below, we had $120,000,000 available under our $150,000,000 unsecured revolving credit facility and had shelf registrations remaining of (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $8,140,000 of securities including debt, convertible debt, common and preferred stock. We intend to file a new shelf registration statement to register securities including debt, convertible debt, common and preferred stock.

We did not use any off-balance sheet financing arrangements or have any unconsolidated subsidiaries prior to the second quarter of 2002. The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.”

The level of our new investments has been depressed during the prior four years, although we did make significant acquisitions during 2002. Financing for future investments may be provided by borrowings under our unsecured revolving credit facility, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2003. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loans receivable repayments or facility sales to reduce the outstanding balance on our unsecured revolving credit facility, to repay other borrowings as they mature or to provide capital for future investments. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain the dividend level discussed below and repay borrowings at or prior to their maturity, for at least the next twelve months.

In order to enhance our capital base and improve our liquidity, we sold, on May 2, 2003, 9,625,000 shares of common stock at a price of $12.00 per share that resulted in net proceeds to us of approximately $113,000,000 after placement agent, legal and other fees of approximately $2,500,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In conjunction with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends. We currently expect to pay an annual dividend of $1.48 per share.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants;

•	occupancy levels at certain facilities;

•	changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in tax laws and regulations affecting real estate investment trusts; and

•	the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. Quantitative and Qualitative Disclosures About Market Risk discussion included in our Annual Report on Form 10-K for the year ended December 31, 2002 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in the “Market Risk Exposure” discussion are forward looking and should be read in conjunction with the disclosures under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

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

We utilize debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate unsecured revolving credit facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

During the three months ended March 31, 2003, the borrowings under our unsecured revolving credit facility have increased from $107,000,000 to $122,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2003 of approximately $1,080,000.

Decreases in interest rates during 2002 and 2003 resulted in a decrease in interest expense related to our unsecured revolving credit facility. Any future interest rate increases will increase the cost of borrowings on our unsecured revolving credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Amended and Restated Bylaws of the Company (refiled to correct a typographical error).

10.1

Form of Indemnity Agreement for officers and directors of the Company including David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, R. Bruce Andrews, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Steven J. Insoft, Don M. Pearson, John J. Sheehan, Jr., and T. Andrew Stokes.

99.1	Section 1350 Certifications.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, R. Bruce Andrews, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nationwide Health Properties, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ R. BRUCE ANDREWS
R. Bruce Andrews President and Chief Executive Officer

I, Mark L. Desmond, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Nationwide Health Properties, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer