Form 10-Q
period 2003-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2003-08-04
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at August 1, 2003—58,797,216.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

June 30, 2003

Part I.    Financial Information

Item 1.    Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$153,692	$154,563
Buildings and improvements	1,309,303	1,299,625

	1,462,995	1,454,188
Less accumulated depreciation	(244,189)	(224,400)

	1,218,806	1,229,788
Mortgage loans receivable, net	100,442	99,292
Investment in unconsolidated joint venture	15,087	16,115

	1,334,335	1,345,195
Cash and cash equivalents	9,186	8,387
Receivables	4,552	4,429
Assets held for sale	6,337	9,682
Other assets	45,981	42,240

	$1,400,391	$1,409,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under unsecured revolving credit facility	$48,000	$107,000
Senior notes due 2003-2038	579,750	614,750
Notes and bonds payable	110,386	111,303
Accounts payable and accrued liabilities	41,915	47,740

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 58,797,216 and 49,160,216 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	5,880	4,916
Capital in excess of par value	722,050	610,173
Cumulative net income	707,513	680,511
Cumulative dividends	(915,103)	(866,460)

Total stockholders’ equity	620,340	529,140

	$1,400,391	$1,409,933

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Revenues:
Rental income	$37,272	$32,958	$74,281	$65,535
Interest and other income	3,298	3,446	6,559	7,727

	40,570	36,404	80,840	73,262
Expenses:
Interest and amortization of deferred financing costs	14,508	12,528	29,638	25,029
Depreciation and amortization	10,856	8,345	21,417	16,396
General and administrative	2,040	1,596	3,901	3,604
Impairment of assets	—	—	—	12,472

	27,404	22,469	54,956	57,501

Income before unconsolidated entities	13,166	13,935	25,884	15,761
Income from unconsolidated joint venture	489	359	982	359

Income from continuing operations	13,655	14,294	26,866	16,120
Discontinued operations
Gain on sale of facilities	444	102	444	102
Income (loss) from operations	(7)	807	(308)	(1,153)

	437	909	136	(1,051)

Net income	14,092	15,203	27,002	15,069
Preferred stock dividends	(1,919)	(1,919)	(3,839)	(3,839)

Income available to common stockholders	$12,173	$13,284	$23,163	$11,230

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.21	$0.25	$0.44	$0.25

Discontinued operations	$0.01	$0.02	$0.00	$(0.02)

Income available to common stockholders	$0.22	$0.27	$0.44	$0.23

Dividends paid per share	$0.37	$0.46	$0.83	$0.92

Diluted weighted average common shares outstanding	55,451	49,181	52,362	48,583

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	1,000	$100,000	49,160	$4,916	$610,173	$680,511	$(866,460)	$529,140
Issuance of common stock	—	—	9,637	964	111,818	—	—	112,782
Stock option amortization	—	—	—	—	59	—	—	59
Net income	—	—	—	—	—	27,002	—	27,002
Preferred dividends	—	—	—	—	—	—	(3,839)	(3,839)
Common dividends	—	—	—	—	—	—	(44,804)	(44,804)

Balances at June 30, 2003	1,000	$100,000	58,797	$5,880	$722,050	$707,513	$(915,103)	$620,340

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$27,002	$15,069
Depreciation and amortization	21,417	16,396
Depreciation and amortization in discontinued operations	150	832
Gain on sale of facilities	(444)	(102)
Impairment of assets	—	12,472
Impairment of assets in discontinued operations	645	2,065
Amortization of deferred financing costs	653	463
Additional distributions (undistributed earnings) from unconsolidated joint venture	1,028	(297)
Net change in operating assets and liabilities	(10,262)	(7,600)

Net cash provided by operating activities	40,189	39,298

Cash flows from investing activities:
Investment in real estate facilities	(26,404)	(28,487)
Disposition of real estate facilities	16,982	3,807
Investment in unconsolidated joint venture	—	(13,106)
Principal payments on mortgage loans receivable	968	7,832

Net cash used in investing activities	(8,454)	(29,954)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	112,000	112,500
Repayment of borrowings under unsecured revolving credit facility	(171,000)	(83,500)
Repayments of senior unsecured debt	(35,000)	(25,000)
Principal payments on notes and bonds	(758)	(498)
Issuance of common stock	112,824	34,609
Dividends paid	(48,643)	(48,926)
Other, net	(359)	(72)

Net cash used in financing activities	(30,936)	(10,887)

Increase (decrease) in cash and cash equivalents	799	(1,543)
Cash and cash equivalents, beginning of period	8,387	9,062

Cash and cash equivalents, end of period	$9,186	$7,519

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

As of June 30, 2003, we had investments in 382 facilities in 38 states, consisting of:

•	185 skilled nursing facilities;

•	132 assisted and independent living facilities;

•	12 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital;

•	two buildings held for sale; and

•	49 assisted living facilities operated by an unconsolidated joint venture in which we have a 25% interest.

Our facilities are operated by 69 different operators, including the following publicly traded companies:

•	Alterra Healthcare Corporation (Alterra);

•	American Retirement Corporation (ARC);

•	Beverly Enterprises, Inc.;

•	Harborside Healthcare Corporation;

•	HEALTHSOUTH Corporation;

•	Integrated Health Services, Inc.;

•	Mariner Health Care, Inc.; and

•	Sun Healthcare Group, Inc.

Of the operators of our facilities, only Alterra, which accounted for 13% and ARC, which accounted for 12% of our revenues for the three months ended June 30, 2003, accounted for 10% or more of our revenues. In June 2003, ARV Assisted Living and Atria Retirement and Assisted Living announced they intended to combine their operations under the name Atria Senior Living Group. On a combined basis, these two companies would have accounted for 12% of our revenues for the three months ended June 30, 2003.

2.    Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ending June 30, 2003 and 2002 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the acounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

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

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We recognized approximately $345,000 of revenues in excess of cash received during the six months ended June 30, 2003 and $780,000 of revenues in excess of cash received during the six months ended June 30, 2002. There is approximately $9,324,000 at June 30, 2003 and $8,979,000 at December 31, 2002 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gain on sale of facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and we are not obligated to perform significant activities after the sale to earn the gain. Gains may be deferred in whole or in part until the sales meet the requirements of gain recognition on sales of real estate under SFAS No. 66 Accounting for Sales of Real Estate.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income includes stock-based compensation expense of approximately $68,000 and $132,000 for the three-month and six-month periods ended June 30, 2003, respectively and $68,000 and $130,000 for the three-month and six-month periods ended June 30, 2002, respectively.

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 “Consolidation of Variable Interest Entities: Interpretation of ARB No. 51.” In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect of these pronouncements on our financial statements is not expected to be material.

3.    Real Estate Properties

As of June 30, 2003, we had direct ownership of 159 skilled nursing facilities, 128 assisted living facilities, 11 continuing care retirement communities, one rehabilitation hospital and one long-term acute care hospital. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The leases generally have initial terms ranging from 5 to 21 years, and have two or more multiple-year renewal options. Approximately 79% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 247 facilities are secured by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

During the six months ended June 30, 2003, we acquired two skilled nursing facilities, and one assisted and independent living facility in two separate transactions for an aggregate investment of approximately $13,663,000. We also funded approximately $12,741,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. At June 30, 2003, we have committed to fund additional capital improvements and construction of approximately $33,000,000.

During the six-month period ended June 30, 2003, we sold five assisted living facilities in one transaction for cash proceeds of approximately $13,640,000. The sale of these facilities resulted in a gain of approximately $327,000 that is included in the gain on sale of facilities in discontinued operations. We also sold one skilled nursing facility for which we provided a mortgage loan of approximately $2,615,000 resulting in a gain of approximately $900,000, all of which was deferred.

Five of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease post-filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. Four of these tenants are current in their post-filing rent payments and, with the exception of one of the remaining Alpha Healthcare Foundation (Alpha) properties and several of the Alterra properties, we believe the facilities involved in these bankruptcy proceedings are generating positive cash flows. We also believe that with the exception of those facilities, in the event the leases ultimately are rejected we should be able to re-lease or operate the facilities upon terms that would not have a material adverse effect on us.

•	Integrated Health Services, Inc. (IHS) (Filed February 2000) and SV/Home Office Inc. and Certain Affiliates (SV) (Filed November 2001). The bankruptcy court approved our final settlement with IHS in April 2002 and our pre-negotiated settlement with SV in March 2003. As a result, IHS has entered into a master lease on five facilities and rejected two leases, and SV assumed one facility lease, rejected another and received a five-year extension on its mortgage secured by one facility after we allowed it to sell a second closed facility previously securing the mortgage.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. One of these leases was rejected and the facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha has advised us it intends to reject one additional lease and affirm the other three remaining leases. Alpha has not paid the June or July rent of approximately $26,000 per month on the facility it intends to reject. We have signed a lease with a replacement tenant with an annual rent reduction of approximately $150,000 that is expected to become effective if and when the lease is rejected.

•

Alterra (Filed January 2003).    Alterra operates 54 of our facilities, 47 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it. It also

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operates all 49 of the facilities owned by our unconsolidated joint venture which are under two master leases. On July 23, 2003, the bankruptcy court approved a majority owned subsidiary of Emeritus Corporation, with financing provided by an affiliate of Fortress Investment Group LLC, as the winning bidder at an auction to acquire Alterra. The proposed acquisition is expected to be consummated in the fourth quarter following the confirmation of Alterra’s Chapter 11 plan of reorganization, and is contingent upon satisfaction of various conditions, including consents from certain of Alterra’s secured lenders and lessors. Emeritus’ bid essentially provides that the master leases would be affirmed, but reserves the right to reject the Alterra parent guarantees of the joint venture master leases.

•	Lexington Healthcare, Inc. (Lexington) (Filed April 2003). Lexington operates two of our facilities under a master lease and has advised us it intends to continue to pay the rent on and affirm the master lease.

In addition, Sun Healthcare Group, Inc. (Sun), which emerged from bankruptcy in 2002 with five of our facilities under a master lease, announced in February 2003 that it had begun another restructuring of its lease portfolio with a goal of obtaining rent moratoriums, rent concessions or lease terminations for certain of its leased facilities. We have moved two facilities to new operators and agreed to enter into a master lease with Sun for the remaining three, with an overall annual rent reduction of approximately $300,000, or approximately 10% of what Sun previously paid us.

4.    Mortgage Loans Receivable

As of June 30, 2003, we held 25 mortgage loans receivable secured by 26 skilled nursing facilities, four assisted living facilities and one continuing care retirement community. As of June 30, 2003, the mortgage loans receivable had a net book value of approximately $100,442,000 with individual outstanding balances ranging from approximately $6,000 to $12,993,000 and maturities ranging from 2003 to 2031.

During the six months ended June 30, 2003, we provided a mortgage loan in the amount of $2,615,000 on a facility we sold.

5.    Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture may invest up to $130,000,000 in health care facilities similar to those already owned by us. We are a 25% equity partner in the venture. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to the second quarter of 2002.

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

Please see Note 3 for a discussion of the Alterra bankruptcy proceedings.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balance sheet and income statement for the joint venture below present its financial position as of June 30, 2003 and December 31, 2002 and its results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 in thousands. The joint venture did not have any operations during the three months ended March 31, 2002.

BALANCE SHEET

(Unaudited)

	June 30, 2003	December 31, 2002
Assets
Investment in real estate:
Land	$13,410	$13,410
Buildings and improvements	107,829	107,720

	121,239	121,130
Less accumulated depreciation	(3,443)	(1,944)

	117,796	119,186
Cash and cash equivalents	5,579	8,312
Other assets	1,504	1,697

	$124,879	$129,195

Liabilities and Equity
Notes and bonds payable	$60,812	$60,831
Accounts payable and accrued liabilities	3,718	3,904
Equity:
Capital contributions	65,501	65,501
Distributions	(12,200)	(4,900)
Cumulative net income	7,048	3,859

Total equity	60,349	64,460

	$124,879	$129,195

INCOME STATEMENT

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Rental income	$3,693	$2,468	$7,386	$2,468
Expenses:
Interest and amortization of deferred financing costs	1,206	627	2,402	627
Depreciation and amortization	750	601	1,499	601
General and administrative	151	101	296	101

	2,107	1,329	4,197	1,329

Income from continuing operations	1,586	1,139	3,189	1,139
Discontinued operations	—	46	—	46

Net income	$1,586	$1,185	$3,189	$1,185

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Assets Held for Sale

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale. As required by SFAS No. 144, the net book values of these assets were transferred to assets held for sale and the operations of these assets have been included in discontinued operations for all periods presented. See Note 10 for the detail of the amounts classified or reclassified as discontinued operations.

During the six-month period ended June 30, 2003, we sold three buildings and one land parcel in four separate transactions for net proceeds of approximately $3,172,000, that resulted in a gain of approximately $117,000. These assets had previously been written down to their individual estimated fair values less costs to sell during 2002. We also received approximately $140,000 from the sale of a portion of another of the land parcels and approximately $30,000 from the sale of equipment at one building that served to reduce our basis in those assets. In addition, we recorded an impairment of assets charge of $645,000 related to three of the assets held for sale, as discussed in more detail below in Note 9. During the six-month period ended June 30, 2003, we did not classify any additional assets as held for sale.

At June 30, 2003, two buildings and six land parcels remain in assets held for sale. At December 31, 2002, there were five buildings and seven land parcels classified as assets held for sale.

7.    Stockholders’ Equity

In order to enhance our capital base and improve our liquidity, we sold 9,625,000 shares of common stock on May 2, 2003, at a price of $12.00 per share that resulted in net proceeds to us of approximately $112,800,000 after placement agent, legal and other fees of approximately $2,700,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In connection with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends.

8.    Earnings Per Share (EPS)

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

	Three months ended June 30,
	2003		2002
	Income	Shares	Income (loss)	Shares
	(In thousands)
Income from continuing operations	$13,655		$14,294
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	11,736	55,449	12,375	49,120
Effect of dilutive securities:
Stock options	—	2	—	61

Amounts used to calculate Diluted EPS	$11,736	55,451	$12,375	49,181

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30,
	2003		2002
	Income	Shares	Income (loss)	Shares
	(In thousands)
Income from continuing operations	$26,866		$16,120
Less: preferred stock dividends	(3,839)		(3,839)

Amounts used to calculate Basic EPS	23,027	52,361	12,281	48,520
Effect of dilutive securities:
Stock options	—	1	—	63

Amounts used to calculate Diluted EPS	$23,027	52,362	$12,281	48,583

9.    Impairment of Assets

During the six months ended June 30, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. During 2003, we entered into agreements to sell two assets for less than our net book value and became aware of facts and circumstances indicating another asset had become impaired.

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

10.    Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 9 for more detail regarding the facilities sold and classified as held for sale during 2003 and 2002. The following table details the amounts reclassified to discontinued operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(In thousands)
Rental income	$135	$1,424	$940	$2,218
Interest and other income	—	(36)	—	2

	135	1,388	940	2,220

Depreciation and amortization	37	316	150	832
General and administrative	105	265	453	476
Impairment of assets	—	—	645	2,065

	142	581	1,248	3,373

Income (loss) from operations	(7)	807	(308)	(1,153)
Gain on sale of facilities	444	102	444	102

Discontinued operations	$437	$909	$136	$(1,051)

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by operators in bankruptcy, have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including, among other things, the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance.

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

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 “Consolidation of Variable Interest Entities: Interpretation of ARB No. 51.” In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect of these pronouncements on our financial statements is not expected to be material.

Operating Results

Six-Month Period Ended June 30, 2003 vs. Six-Month Period Ended June 30, 2002

Rental income increased $8,746,000, or 13%, over the same period in 2002. The increase was primarily due to rental income from three facilities acquired during 2003 and 46 facilities acquired during 2002, rental income from five facilities we acquired that previously had an aggregate mortgage loans receivable balance of $29,146,000 during 2002 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us and leased to other operators in 2003 and 2002. Interest and other income decreased $1,168,000, or 15%, from the same period in 2002. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $17,422,000 securing six facilities and our acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002, and regular principal repayments of notes receivable during 2002 and 2003. The decrease was partially offset by interest earned on a new mortgage loan with a balance of $2,615,000 in 2003 and a new mortgage loan with a balance of $7,051,000 in 2002.

Interest and amortization of deferred financing costs increased $4,609,000, or 18%, over the same period in 2002. The increase was primarily due to the issuance of $100,000,000 of fixed rate medium-term notes in the third quarter of 2002, obtaining a $10,000,000 mortgage secured by two existing buildings in the third quarter of 2002 and the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002. The increase was partially offset by the payoff of $35,000,000 of fixed rate medium-term notes during 2003, the payoff of $50,000,000 of fixed rate medium-term notes during 2002 and a reduction in the average interest rates on our $150,000,000 unsecured revolving credit facility. Depreciation and amortization increased $5,021,000, or 31%, over the same period in 2002 due primarily to the acquisition of 46 facilities during 2002, the acquisition of three facilities during the six months ended June 30, 2003 and our acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002.

Income from unconsolidated joint venture increased $623,000, or 174%, over the same period in 2002. This income represents our 25% share of the income generated by the unconsolidated joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The increase was due to the fact that there was no income from the unconsolidated joint venture prior to mid-April 2002 when its first investments were made. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, during the three months ended March 31, 2002, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter of 2002 at ten facilities operated by Senior Services of America that were previously operated by Balanced Care Corporation prior to its default on its leases in December 2000 and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included $4,167,000 to fully reserve a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter of 2002 that we believed might necessitate a change in operators. A new operator took over the operation of the facility effective September 1, 2002. We did not record any impairment of assets charge in continuing operations for the six months ended June 30, 2003.

During the first quarter of 2002, we classified seven unoccupied buildings and eight land parcels as assets held for sale. During the remainder of 2002, we classified three additional unoccupied buildings as assets held for sale. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the six-month periods ended June 30, 2003 and June 30, 2002. We did not classify any additional assets as held for sale during the six months ended June 30, 2003.

The loss in discontinued operations decreased $845,000, or 73%, over the same period in 2002. During the six months ended June 30, 2003, we had an impairment of assets charge of $645,000 in discontinued operations compared to $2,065,000 during the same period in 2002, which amounts to a decrease in the loss of $1,420,000. The impairment of assets charge for the six months ended June 30, 2003 represents the write-down of three of our assets held for sale to their individual estimated fair values less costs to sell. The impairment of assets charge for the six months ended June 30, 2002 represents the write-down of four of our assets held for sale to their individual estimated fair values less costs to sell. The decrease in the loss was partially offset by the fact that the facilities sold in 2003 and 2002 had income in 2002, but either do not have income in 2003 or only have income during 2003 prior to their sale date while the assets held for sale generate expenses, but generally do not produce income.

Three-Month Period Ended June 30, 2003 vs. Three-Month Period Ended June 30, 2002

Rental income increased $4,314,000, or 13%, over the same period in 2002. The increase was primarily due to rental income from three facilities acquired during 2003 and 46 facilities acquired during 2002, rental income from five facilities we acquired that previously had an aggregate mortgage loans receivable balance of $29,146,000 during 2002 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us and leased to other operators in 2003 and 2002.

Interest and amortization of deferred financing costs increased $1,980,000, or 16%, over the same period in 2002. The increase was primarily due to the issuance of $100,000,000 of fixed rate medium-term notes in the third quarter of 2002, obtaining a $10,000,000 mortgage secured by two existing buildings in the third quarter of 2002 and the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002. The increase was partially offset by the payoff of $35,000,000 of fixed rate medium-term notes during 2003, the payoff of $25,000,000 of fixed rate medium-term notes during the third quarter of 2002 and a reduction in the average interest rates on our $150,000,000 unsecured revolving credit facility. Depreciation and amortization increased $2,511,000, or 30% over the same period in 2002 due primarily to the acquisition of 46 facilities during 2002, the acquisition of three facilities during the six months ended June 30, 2003 and our acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002.

The loss in discontinued operations of $7,000 is a reduction of $814,000 from the income of $807,000 for the same period in 2002. This decrease was primarily due to the fact that the facilities sold in 2003 and 2002 had income in 2002, but either do not have income in 2003 or only have income during 2003 prior to their sale date while the assets held for sale generate expenses, but generally do not produce income.

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

Information Regarding Certain Operators

Five of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease post-filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. Four of these tenants are current in their post-filing rent payments and, with the exception of one of the remaining Alpha Healthcare Foundation (Alpha) properties and several of the Alterra Healthcare Corporation (Alterra) properties, we believe the facilities involved in these bankruptcy proceedings are generating positive cash flows. We also believe that with the exception of those facilities, in the event the leases ultimately are rejected we should be able to re-lease the facilities to new operators at rates substantially consistent with what we currently receive.

•	Integrated Health Services, Inc. (IHS) (Filed February 2000) and SV/Home Office Inc. and Certain Affiliates (SV) (Filed November 2001). The bankruptcy court approved our final settlement with IHS in April 2002 and our pre-negotiated settlement with SV in March 2003. As a result, IHS has entered into a master lease on five facilities and rejected two leases, and SV assumed one facility lease, rejected another and received a five-year extension on its mortgage secured by one facility after we allowed it to sell a second closed facility previously securing the mortgage.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. One of these leases was rejected and the facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha has advised us it intends to reject one additional lease and affirm the other three remaining leases. Alpha has not paid the June or July rent of approximately $26,000 per month on the facility it intends to reject. We have signed a lease with a replacement tenant with an annual rent reduction of approximately $150,000 that is expected to become effective if and when the lease is rejected.

•	Alterra (Filed January 2003). Alterra operates 54 of our facilities, 47 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it. It also operates all 49 of the facilities owned by our unconsolidated joint venture which are under two master leases. On July 23, 2003, the bankruptcy court approved a majority owned subsidiary of Emeritus Corporation, with financing provided by an affiliate of Fortress Investment Group LLC, as the winning bidder at an auction to acquire Alterra. The proposed acquisition is expected to be consummated in the fourth quarter following the confirmation of Alterra’s Chapter 11 plan of reorganization, and is contingent upon satisfaction of various conditions, including consents from certain of Alterra’s secured lenders and lessors. Emeritus’ bid essentially provides that the master leases would be affirmed, but reserves the right to reject the Alterra parent guarantees of the joint venture master leases.

•	Lexington Healthcare, Inc. (Lexington) (Filed April 2003). Lexington operates two of our facilities under a master lease and has advised us it intends to continue to pay the rent on and affirm the master lease.

In addition, Sun Healthcare Group, Inc. (Sun), which emerged from bankruptcy in 2002 with five of our facilities under a master lease, announced in February 2003 that it had begun another restructuring of its lease portfolio with a goal of obtaining rent moratoriums, rent concessions or lease terminations for certain of its leased facilities. We have moved two facilities to new operators and agreed to enter into a master lease with Sun for the remaining three, with an overall annual rent reduction of approximately $300,000, or approximately 10% of what Sun previously paid us.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture may invest up to $130,000,000, of which over

$127,000,000 has already been invested, in healthcare facilities similar to those already owned by us. We are a 25% equity partner in the venture. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to April 2002.

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

Liquidity and Capital Resources

During the six months ended June 30, 2003, we acquired two skilled nursing facilities and one assisted and independent living facility in two separate transactions for an aggregate investment of approximately $13,663,000. We also funded approximately $12,741,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements, expansions and construction generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. The acquisitions, capital improvements, expansions and construction were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At June 30, 2003, we have committed to fund additional expansions, construction and capital improvements of approximately $33,000,000.

During the six-month period ended June 30, 2003, we sold five assisted living facilities in one transaction for cash proceeds of approximately $13,640,000. The sale of these facilities resulted in a gain of approximately $327,000 that is included in the gain on sale of facilities in discontinued operations. The proceeds from the sales were used to repay borrowings on our unsecured revolving credit facility.

During the six months ended June 30, 2003, we sold three buildings and one land parcel classified as assets held for sale in four separate transactions for net proceeds of approximately $3,172,000, that resulted in a gain of approximately $117,000. These assets had previously been written down to their individual estimated fair values less costs to sell during 2002. The proceeds from the sales were used to repay borrowings on our unsecured revolving credit facility.

We have $31,000,000 of medium-term notes maturing in the third quarter of 2003. In addition, $41,500,000 of medium-term notes with a rate of 7.6% due in 2028 may be put back to us at their face amounts at the option of the holders on November 20, 2003. While we do not expect that these notes will be put back to us, the holders may elect to do so. We had an additional $40,000,000 of medium-term notes with a rate of 6.59% due in 2038 that could have been put back to us at their face amounts at the option of the holders on July 7, 2003, however none of these medium-term notes were put back to us. We anticipate repaying the medium-term notes maturing and any that are put back to us with a combination of proceeds from the issuance of additional medium-term notes under the shelf registration statements discussed below, borrowings on our unsecured revolving credit facility, cash on hand, new mortgage financing on certain facilities, potential asset sales and mortgage loans receivable payoffs, the potential issuance of equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB- from Fitch.

At June 30, 2003, we had $102,000,000 available under our $150,000,000 unsecured revolving credit facility that expires on November 7, 2005. As of June 30, 2003, we had shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $8,140,000 of securities including debt, convertible debt, common and preferred stock. We have filed a new shelf registration statement to register securities including debt, convertible debt, common and preferred stock that we expect to become effective in the near future.

In order to enhance our capital base and improve our liquidity, we sold 9,625,000 shares of common stock on May 2, 2003, at a price of $12.00 per share that resulted in net proceeds to us of approximately $112,800,000 after placement agent, legal and other fees of approximately $2,700,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In conjunction with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends. We currently expect to pay an annual dividend of $1.48 per share.

We did not use any off-balance sheet financing arrangements or have any unconsolidated subsidiaries prior to the second quarter of 2002. The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.”

The level of our new investments has been depressed during the prior four years, although we did make significant acquisitions during 2002. Financing for future investments may be provided by borrowings under our unsecured revolving credit facility, private placements or public offerings of debt or equity, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2003. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loans receivable repayments or facility sales to reduce the outstanding balance on our unsecured revolving credit facility, to repay other borrowings as they mature or to provide capital for future investments. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain the dividend level discussed above and repay borrowings at or prior to their maturity, for at least the next twelve months.

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

During the six months ended June 30, 2003, the borrowings under our unsecured revolving credit facility have decreased from $107,000,000 to $48,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2003 of approximately $349,000.

Decreases in interest rates during 2002 and 2003 resulted in a decrease in interest expense related to our unsecured revolving credit facility. Any future interest rate increases will increase the cost of borrowings on our unsecured revolving credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 29, 2003 (“Annual Meeting”). At the Annual Meeting, William K. Doyle, Robert D. Paulson and Keith P. Russell were elected as directors to serve for a three-year term until the 2006 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are R. Bruce Andrews, David R. Banks, Charles D. Miller and Jack D. Samuelson.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Cast Against
Election of William K. Doyle	43,666,878	1,905,500
Election of Robert D. Paulson	45,173,327	399,051
Election of Keith P. Russell	43,651,396	1,920,982

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31        Section 302 CEO/CFO Certifications

Exhibit 32        Section 906 CEO/CFO Certifications

(b) Reports on Form 8-K

(i)  A Form 8-K dated April 29, 2003 was filed to furnish our press release under Item 12 of Form 8-K pursuant to the Securities and Exchange Commission Release No. 33-8216 dated March 27, 2003. The press release, among other things, set forth the results of our operations for the quarter ended March 31, 2003.

(ii)  A Form 8-K dated April 29, 2003 was filed with respect to the issuance and sale of 9,625,000 shares of common stock, par value $0.10 per share, to a select group of institutional investors in a direct placement.

(iii)  A Form 8-K dated June 10, 2003 was filed that stated that our medium-term notes due July 7, 2038 were subject to repayment at the option of the holders on July 7, 2003, however, no holders of the notes exercised their option to require prepayment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2003		NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)