Form 10-K/A
period 2002-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2003-10-14
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Items 10, 11, 12 and 13 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders held on May 29, 2003.

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

Objectives and Policies

We are organized to invest in income-producing health care related facilities. At December 31, 2002, we had investments in 387 facilities located in 38 states, and we plan to invest in additional health care properties in the United States. We also have a 25% interest in JER/NHP Senior Housing, LLC, an unconsolidated joint venture with JER Senior Housing, LLC that owns 49 assisted living facilities located in 12 states. Other than our interest in this joint venture, we do not propose to invest in securities of, or interest in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

In evaluating potential investments, we consider such factors as:

•	The geographic area, type of property and demographic profile;

•	The location, construction quality, condition and design of the property;

•	The expertise and reputation of the operator;

•	The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;

•	Whether the anticipated rent provides a competitive market return to NHP;

•	The potential for capital appreciation;

•	The tax laws related to real estate investment trusts;

•	The regulatory and reimbursement environment in which the properties operate;

•	Occupancy and demand for similar health facilities in the same or nearby communities; and

•	An adequate mix between private and government sponsored patients at health facilities.

There are no limitations on the percentage of our total assets that may be invested in any one property. The Investment Committee of the Board of Directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which we will seek to invest, or on the concentration of investments in any one facility or any one city or state. From time to time we may sell properties, however, we do not intend to engage in the purchase and sale, or turnover, of investments. We acquire our investments primarily for income.

At December 31, 2002, we had one series of preferred stock, $111.3 million in mortgage notes payable and $614.8 million in aggregate principal amount of debt securities which are senior to the common stock. We may, in the future, issue additional debt or equity securities which will be senior to the common stock. During the past three years we have not issued equity securities senior to the common stock and we do not have immediate plans to do so.

We have authority to offer shares of our capital stock in exchange for investments which conform to our standards and to repurchase or otherwise acquire our shares or other securities.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. We have historically provided lease or mortgage financing for healthcare facilities to qualified operators. At December 31, 2002, we held 24 mortgage loans secured by 25 skilled nursing facilities, four assisted and independent living facilities and one continuing care retirement community. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

We may incur additional indebtedness when, in the opinion of our management and directors, it is advisable. For short-term purposes we from time to time negotiate lines of credit or arrange for other short-term borrowings from banks or otherwise. We arrange for long-term borrowings through public offerings or from institutional investors.

In addition, we may incur additional mortgage indebtedness on real estate which we have acquired through purchase, foreclosure or otherwise. Where leverage is present on terms deemed favorable, we invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens on the properties. We also may obtain non-recourse or other mortgage financing on unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis.

We will not, without the proper approval of a majority of directors, acquire from or sell to any director, officer or employee of NHP or any affiliate thereof, as the case may be, any of our assets or other property. We provide to our stockholders annual reports containing audited financial statements and quarterly reports containing unaudited information, which are available upon request to NHP.

We do not have plans to underwrite securities of other issuers or offer securities in exchange for property.

The policies set forth herein have been established by our Board of Directors and may be changed without stockholder approval.

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

The following table sets forth certain information regarding our owned facilities as of December 31, 2002:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2002 Rent (2)
			(Dollars in Thousands)
Assisted and Independent Living Facilities:
Alabama	2	166	$5,953	$575
Arizona	2	142	7,868	798
Arkansas	1	32	2,150	202
California	13	1,590	79,578	11,271
Colorado	7	843	76,654	6,195
Delaware	1	54	5,301	411
Florida	20	1,345	96,667	8,384
Idaho	1	158	11,826	1,299
Indiana	1	50	4,666	327
Kansas	4	231	13,557	1,242
Kentucky	1	44	2,782	301
Louisiana	1	104	7,385	616

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2002 Rent (2)
			(Dollars in Thousands)
Assisted and Independent Living Facilities: (continued)
Maryland	1	56	5,248	38
Massachusetts	1	118	11,007	1,021
Michigan	1	143	7,306	1,159
Nevada	2	154	13,616	1,292
New Jersey	2	104	7,615	422
New York	1	200	21,426	1,395
North Carolina	5	274	14,028	1,910
Ohio	11	635	$39,115	$3,099
Oklahoma	3	178	8,271	809
Oregon	6	559	28,874	3,108
Pennsylvania	4	286	29,965	615
Rhode Island	3	274	30,240	2,787
South Carolina	7	331	24,910	1,516
Tennessee	5	278	25,316	810
Texas	17	950	77,936	7,269
Virginia	2	153	12,974	1,262
Washington	4	341	22,834	2,443
West Virginia	1	60	6,177	44
Wisconsin	2	422	29,061	2,079

Subtotals	132	10,275	$730,306	$64,699

Skilled Nursing Facilities:
Arizona	1	130	$3,540	$639
Arkansas	8	833	34,912	3,321
California	6	599	19,125	3,678
Connecticut	3	351	12,080	1,669
Florida	6	825	20,317	2,259
Georgia	1	100	4,342	325
Idaho	1	64	792	84
Illinois	2	210	5,549	600
Indiana	7	886	27,335	2,873
Kansas	9	680	13,928	1,524
Maryland	5	911	30,074	2,748
Massachusetts	14	1,511	76,372	6,403
Minnesota	3	568	19,809	1,773
Mississippi	1	120	4,467	462
Missouri	1	108	2,740	517
Nevada	1	140	4,034	616
North Carolina	1	150	2,360	333
Ohio	5	733	27,606	2,743
Oklahoma	3	253	3,939	436
Tennessee	5	508	18,509	2,015
Texas	59	6,770	135,967	12,733
Virginia	4	604	18,568	2,910
Washington	5	525	25,408	2,854
Wisconsin	7	568	12,874	2,406

Subtotals	158	18,147	$524,647	$55,921

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2002 Rent (2)
			(Dollars in Thousands)
Continuing Care Retirement Communities:
Arizona	1	182	$10,331	$477
California	1	279	12,427	1,659
Colorado	1	119	3,115	378
Florida	1	405	18,617	333
Georgia	1	190	11,492	984
Kansas	1	200	13,204	1,396
Massachusetts	1	178	14,292	1,379
Tennessee	1	80	3,178	364
Texas	1	352	30,870	3,042
Wisconsin	2	942	64,638	6,077

Subtotals	11	2,927	$182,164	$16,089

Rehabilitation Hospitals:
Arizona	1	60	$10,710	$1,513

Long-Term Acute Care Hospitals:
Arizona	1	56	6,361	851

Total All Owned Facilities	303	31,465	$1,454,188	$139,073

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.
(2)	Rental income for 2002 for each of the properties we owned at December 31, 2002, excluding assets held for sale.

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

Our financial position could be weakened and our ability to make distributions could be limited if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. These adverse developments could arise due to a number of factors, including those listed below.

Operators that fail to comply with federal regulations or new legislative developments may be unable to meet their obligations to us

Our operators are subject to regulation by federal, state and local governments. These laws and regulations are subject to frequent and substantial changes resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. These changes may have a dramatic effect on our operators’ costs associated with doing business and the amount of reimbursement by both government and other third-party payors. These changes may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect an operator’s ability to meet its obligations to us. In that event, our revenues from the facilities operated by that operator could be reduced, which could in turn cause the value of the affected properties to decline.

Reductions in governmentally-funded reimbursement programs could cause our operators to be unable to meet their obligations to us.

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

State and federal governmental concern regarding health care costs and the impact of these costs on their budgets may result in significant reductions in payment to health care facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us.

The bankruptcy, insolvency or financial deterioration of our operators could significantly delay our ability to collect unpaid rents or require us to find new operators for rejected facilities

Our financial position and our ability to make distributions may be adversely affected by financial difficulties experienced by any of our major operators, including bankruptcy, insolvency or general downturn in business of any of our major operators, or in the event any of our major operators do not renew or extend their relationship with us as their lease terms expire.

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

If one of our lessees seeks bankruptcy protection, the lessee can either assume or reject the lease. Generally, the operator is required to make rent payments to us during their bankruptcy until they reject the lease. If the lessee assumes the lease, the court cannot change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. In that event, if we were able to re-lease the facility to a new operator only on unfavorable terms or after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

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

In addition, some of our leases provide for free rent at the beginning of the lease. These deferred amounts are repaid over the remainder of the lease term. During 2001, we began, in certain instances, to provide similar terms for leases on buildings that we have taken or received back from certain operators. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease, such that the income recorded during the early years of the lease is higher than the actual cash rent received during that period, creating an asset on our balance sheet called deferred rent receivable. To the extent any of the operators under these leases, for the reasons discussed above, become unable to pay the deferred rents, we may be required to write down the rents receivable from those operators, which would reduce our net income.

Two of the operators of our facilities each accounts for more than 10% of our revenues.

As of the end of 2002, as adjusted for facilities acquired and disposed during 2002, Alterra Healthcare Corporation accounted for 14% of our revenues and American Retirement Corporation, or ARC, accounted for 12% of our revenues. The failure or inability of either of these operators to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

If Alterra rejects our leases in bankruptcy, our revenues and cash flow could be reduced.

In January 2003, Alterra, our largest operator, filed for protection under the United States bankruptcy laws. Alterra operates 59 of our facilities and all 49 of the facilities owned by our joint venture, in which we are a 25%

equity partner. Alterra has the ability to reject the leases on some or all of its facilities, in which event we would be required either to find new operators for these facilities or to become the new operator of these facilities. Given their recent deteriorating operating performance and current market conditions, it may be difficult to find new operators for these facilities, especially without sizable rent reductions, and we may face a considerable period of time without lease revenues from some facilities, potential costs and expenses on our part to renovate some facilities as required to re-lease them, and the leasing of some facilities on less favorable terms than we currently have with Alterra. If, alternatively, we operate these facilities rather than re-leasing them, we will be exposed to the same risks our other operators face as described above.

Operators that fail to comply with fraud and abuse regulations may be unable to meet their obligations to us.

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

The violation of any of these regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

If our operators do not comply with applicable licensing and certification requirements, they may not be able to continue operating.

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

Our facilities are also subject to state licensure statutes and regulations and statutes which may require regulatory approval, in the form of a CON, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements are not uniform throughout the United States and are subject to change. Some of our facilities may not be able to satisfy current and future CON requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time.

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

Our operators are faced with increased litigation and rising insurance costs that may affect their ability to pay their lease or mortgage payments.

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment affecting the operations of skilled nursing facilities continues. Continued cost increases could cause our tenants to be unable to pay their lease or mortgage payments, potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

Overbuilding and increased competition has resulted in lower revenues for some of our operators and may affect the ability of our tenants to meet their payment obligations to us.

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar health care services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, overbuilding in the assisted and independent living market has caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services. This has resulted in lower revenues for the operators of certain of our facilities. It may also have contributed to the financial difficulties of some of our operators. While we believe that overbuilt markets should reach stabilization in the next couple of years due to minimal new development, we cannot be certain the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to meet their obligations to us.

We may be adversely affected by future legislative developments.

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, a “Patient Bill of Rights” to increase the liability of insurance companies as well as the ability of patients to sue in the event of a wrongful denial of claim, a Medicare prescription drug benefit, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for healthcare claims and payment transactions, and higher standards to protect the security and privacy of health-related information. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our business.

We rely on external sources of capital to fund future capital needs, and if our access to such capital continues to be difficult, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, each year to distribute to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we may not be able to fund all future capital needs, including capital needs in connection with acquisitions, from cash retained from operations. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Additional debt financing may substantially increase our leverage.

With the exception of 2002, difficult capital market conditions in our industry during the past several years have limited our access to capital. As a result, in recent years other than 2002, the level of our new investments decreased. We currently expect difficult market conditions to prevail during 2003, which will limit our access to capital for the coming year. While we do not expect this to affect our ability to meet our maturing commitments, it could limit our ability to make future investments. Our potential capital sources include:

•	Equity Financing. As with other publicly traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions that may change from time to time. Among the market conditions and other factors that may affect the market price of our common stock are:

•	the extent of investor interest;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate based companies;

•	our financial performance and that of our operators;

•	the contents of analyst reports about us and the REIT industry;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•	our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from additional investments and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock and reduce the value of your investment.

•	Debt Financing/Leverage. Financing for our maturing commitments and future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to make distributions to our stockholders, that we will be unable to refinance existing indebtedness and that the terms of refinancing will not be as favorable as the terms of existing indebtedness. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings, our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

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

Unforeseen costs associated with the acquisition of new properties could reduce our profitability.

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

We may not be able to sell certain facilities held for sale for their book value.

From time to time we classify certain facilities, including unoccupied buildings and land parcels, as assets held for sale. To the extent we are unable to sell these properties for book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

Our success depends in part on our ability to retain key personnel.

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

As owners of real estate, we are subject to environmental laws that expose us to the possibility of having to pay damages to the government and costs of remediation if there is contamination on our property.

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

In order to protect us against the risk of losing our REIT status for federal income tax purposes, our charter prohibits the ownership by any single person of more than 9.9% of the issued and outstanding shares of our voting stock. We can redeem shares acquired or held in excess of the ownership limit. In addition, any acquisition of our common stock or preferred stock that would result in our disqualification as a REIT is null and void. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for the shares of our common stock in connection with a stock transaction. The Board of Directors has increased the ownership limit applicable to our voting stock to 20% with respect to Cohen & Steers Capital Management, Inc. As of May 2, 2003, Cohen & Steers Capital Management, Inc. owned 3,900,700 of our shares, which is approximately 6.63% of our common stock.

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

Item 6.    Selected Financial Data.

The following table presents our selected financial data. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K/A and should be read in conjunction with those financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Operating Data:
Revenues	$155,274	$163,249	$167,637	$157,845	$136,441
Income from continuing operations	44,357	71,875	69,750	67,380	65,204
Discontinued operations	(7,803)	(3,537)	1,142	3,433	4,544
Net income	36,554	68,338	71,162	70,813	69,748
Preferred stock dividends	(7,677)	(7,677)	(7,677)	(7,677)	(7,677)
Income available to common stockholders	28,877	60,661	63,485	63,136	62,071
Dividends paid on common stock	90,585	87,093	85,889	83,480	75,128

Per Share Data:
Basic/diluted income from continuing operations available to common stockholders	0.75	1.37	1.34	1.29	1.29
Basic/diluted income available to common stockholders	0.59	1.30	1.37	1.37	1.39
Dividends paid on common stock	1.84	1.84	1.84	1.80	1.68

Balance Sheet Data:
Investments in real estate, net	$1,345,195	$1,228,987	$1,333,026	$1,372,064	$1,316,685
Total assets	1,409,933	1,289,838	1,381,007	1,430,056	1,357,303
Borrowings under unsecured revolving credit facility	107,000	35,000	79,000	75,300	42,000
Senior notes due 2003-2038	614,750	564,750	627,900	657,900	545,150
Convertible debentures	—	—	—	—	57,431
Notes and bonds payable	111,303	91,590	62,857	64,048	64,623
Stockholders’ equity	529,140	555,312	563,472	585,590	605,558

Other Data:
Net cash provided by operating activities	$85,664	$83,187	$99,940	$94,659	$106,067
Net cash provided by (used in) investing activities	(147,626)	75,721	11,258	(89,753)	(282,968)
Net cash provided by (used in) financing activities	61,287	(155,995)	(121,188)	(4,949)	182,891
Diluted weighted average shares outstanding	48,869	46,836	46,228	46,216	44,645

Reconciliation of Funds from Operations (1):
Income available to common stockholders	$28,877	$60,661	$63,485	$63,136	$62,071
Depreciation and amortization	36,859	33,157	35,077	33,555	26,377
Depreciation and amortization in discontinued operations	963	2,713	2,219	2,576	1,599
Depreciation and amortization in income from unconsolidated joint venture	486	—	—	—	—
Depreciation and amortization in joint venture discontinued operations	7	—	—	—	—
Impairment of assets	12,472	7,223	—	—	5,000
Impairment of assets in discontinued operations	10,828	3,972	—	—	—
(Gain) loss on sale of facilities	—	(11,245)	(1,149)	335	(2,321)
Gain on sale of facilities in discontinued operations	(2,603)	—	—	—	—

Funds from operations available to common stockholders	$87,889	$96,481	$99,632	$99,602	$92,726

(1)	We believe that funds from operations is an important supplemental measure of operating performance because it excludes the effect of depreciation, impairment of assets and gains (losses) from sales of facilities (all of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation and impairment of assets, less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

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

We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation and impairment of assets less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

•	Operator Financial Problems. The past three years have been very challenging for many of our tenants as they have had to work through, with varying degrees of success, financial problems largely caused by skilled nursing facility and assisted and independent living facility capital market excesses in the late 1990’s and government funding issues. Overly enamored with the sector’s long-term favorable demographics, a wide range of debt and equity investors flooded this market with large sums of readily available capital that led to excessive levels of operator debt and overbuilding in the late 1990’s.

•	Skilled Nursing Facilities. We saw unprecedented debt-financed merger and acquisition activity with the large, publicly traded skilled nursing facility operators at a time when the federal government was changing the structure and amount of its reimbursement program in a way that did not support the debt incurred. This led to a number of bankruptcies of these operators (including five of the seven largest publicly traded skilled nursing facility operators) that depressed this market. This in turn adversely affected us by reducing our net income and FFO as a result of lost revenues from (i) negotiated rent reductions, (ii) lower rentals on re-leased facilities acquired through lease terminations in and out of bankruptcy and (iii) facility closures in a few circumstances, coupled with related bankruptcy and other costs, including substantially increased general and administrative (primarily legal) expenses.

•	Assisted and Independent Living Facilities. In our view, investors became “irrationally exuberant” with the assisted and independent living facility senior housing alternative, especially since unlike skilled nursing facilities, there generally were no requirements to obtain a Certificate of Need (CON) or other significant governmental barriers for the construction of new facilities. Consequently, the enormous growth in supply rapidly exceeded market demand. This resulted in newly constructed facilities incurring substantial losses and being unable to pay their rents as they experienced prolonged low occupancy rates. We were forced either to restructure our leases of these facilities or find new operators, in many cases with rent deferrals or reductions to reflect depressed occupancy levels and market conditions. Our net income and FFO in turn were adversely affected because there were less rental revenues to offset the additional interest expense incurred to finance construction and increased restructuring expenses.

•	Beverly Enterprises Portfolio Restructuring. In connection with the expiration of the initial term of many of our leases with Beverly Enterprises, Inc. (Beverly), effective January 1, 2000, we restructured our entire leased portfolio of skilled nursing facilities operated by them (which accounted for about 10% of our revenues for 1999). These leases were entered into with Beverly in 1985 through 1987 after we were formed to invest primarily in Beverly’s facilities. The leases contained some provisions not found in our leases today, including the ability of Beverly to selectively renew the leases by “cherry picking” the portfolio. In other words, Beverly was able to enter into new leases with us covering the best performing properties and terminate the leases for about 18 under-performing properties. Given the generally poorer quality of these properties, we in turn were forced to close some of them and re-lease the others for less rent, in several cases to unproven or lower quality operators. Many of these arrangements failed, resulting in further closures and restructurings, and some continue to have problems that may lead to further restructurings (although to a much lesser extent). Our net income and FFO have been adversely impacted by the cumulative effect of this Beverly restructuring.

•	Capital Redeployment from Mortgage Loan Prepayments and Purchase Option Exercises. We experienced a substantial increase in mortgage loan prepayments and purchase option exercises, especially in 2000 and 2001. The mortgage prepayments largely resulted from a program we initiated to make our asset base more safe and secure by increasing the relative mix of leased versus mortgaged properties. Unlike leases, in bankruptcy a debtor does not need to determine timely whether to assign, affirm or reject the mortgage in its entirety or to make mortgage payments timely until it makes that determination, but rather can ignore its obligations, challenge the economics of the mortgage and “cram down” terms – including principal amount, interest rate and payment terms – to those reflecting typically distressed market levels. To lower our overall exposure to this scenario, we encouraged prepayments by waiving any prepayment fees. Our net income and FFO were adversely affected by the mortgage loan prepayments and purchase option exercises because we were unable to replace the significant lost revenues from the high yielding leases and loans. Rather, because there were not any desirable new investments available to us at that time (in fact, not until 2002), we instead were forced to re-deploy the capital to fulfill existing construction commitments for new assisted and independent living facilities that were not yet yielding revenue and otherwise pay down our lower-cost debt.

•	Restricted Growth. Because of the factors noted above, we have had no net internal growth in revenues from our existing portfolio over the past three years and have seen our net income and FFO decrease. Similarly, we had virtually no external growth in revenues from acquisitions during 2000 and 2001. In 2002, a number of attractive investment opportunities became available largely as a result of industry-wide restructurings. To supplement our capital sources and take advantage of these opportunities, we formed a joint venture with an institutional investor. By the end of 2002, we had made a total of about $288 million in new investments, $165 million for our own account and $123 million by our joint venture. It was primarily the addition of revenues from these acquisitions that enabled us to maintain our $0.46 per share dividend by the end of the third quarter, as noted above.

Focus and Outlook for 2003

Our focus for 2003 is on maintaining our current dividend and endeavoring to increase our net income and FFO. In that regard, we are cautiously optimistic about our internal growth prospects for 2003. We believe that the worst of the restructurings is behind us and, accordingly, that the annual rent increases built into our leases should overcome any reasonably foreseeable further restructurings. We expect this modest internal growth to be bolstered by rents received from restructured leases and loans that produced little or no revenue for all or most of 2002. Many of these involve the newly constructed assisted and independent living facilities referred to above that are beginning to see increased occupancies now that further development has substantially moderated. Because maintaining our investment grade rating is of paramount importance to us, we do not desire to increase our debt levels materially until we raise further equity capital. However, in our view equity capital currently is not available at a reasonable price, so we see little potential for external growth for our own account until that changes.

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

In April 2002, the FASB released SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These rescinded Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002, with early application encouraged. In October 2002, the FASB released SFAS No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002). In November 2002, the FASB released Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; Interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” The effect of these pronouncements on our financial statements is not expected to be material.

In December 2002, the FASB released SFAS No. 148 “Accounting For Stock-Based Compensation— Transition and Disclosure” that we are required to adopt for fiscal years beginning after December 15, 2002. This Statement amends SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have expensed stock options starting in 1999 and as such the impact of this pronouncement on our financial statements is not material.

In January 2003, the FASB released Interpretation No. 46 “Consolidation of Variable Interest Entities: Interpretation of ARB No. 51.” The effect of this pronouncement on our financial statements is not expected to be material.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

    Nationwide Health Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule beginning on page 60. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2002	2001	2000
Revenues:
Rental income	$141,020	$142,636	$142,398
Interest and other income	14,254	20,613	25,239

	155,274	163,249	167,637

Expenses:
Interest and amortization of deferred financing costs	54,987	54,846	58,391
Depreciation and amortization	36,859	33,157	35,077
General and administrative	7,786	7,393	5,568
Impairment of assets	12,472	7,223	—

	112,104	102,619	99,036

Income before unconsolidated entities and gain on sale of facilities	43,170	60,630	68,601
Income from unconsolidated joint venture	1,187	—	—
Gain on sale of facilities	—	11,245	1,149

Income from continuing operations	44,357	71,875	69,750

Discontinued operations:
Gain on sale of facilities	2,603	—	—
Income (loss) from operations	(10,406)	(3,537)	1,412

	(7,803)	(3,537)	1,412

Net income	36,554	68,338	71,162
Preferred stock dividends	(7,677)	(7,677)	(7,677)

Income available to common stockholders	$28,877	$60,661	$63,485

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.75	$1.37	$1.34
Discontinued operations	$(0.16)	$(0.08)	$0.03
Income available to common stockholders	$0.59	$1.30	$1.37
Diluted weighted average shares outstanding	48,869	46,836	46,228

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

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and if applicable equipment as if the property were vacant. Historically, we have acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. Accordingly, none of our purchase prices have been allocated to in-place leases because there were no in-place leases. The costs to execute a lease at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the related lease.

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

Gain on sale of facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured and we are not obligated to perform significant activities after the sale to earn the gain. Gains may be deferred in whole or in part until the sales meet the requirements of gain recognition on sales of real estate under SFAS 66 Accounting for Sales of Real Estate.

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

In April 2002, the FASB released SFAS No. 145 “Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections” (Statement 145), effective with fiscal years beginning after May 15, 2002. These rescinded Statements primarily relate to the extinguishment of debt and lease accounting. In June 2002, the FASB released SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” effective with fiscal years beginning after December 31, 2002, with early application encouraged. In October 2002, the FASB released SFAS No. 147 “Acquisition of Certain Financial Institutions” which is an amendment of SFAS Nos. 72 and 144 and FASB Interpretation No. 9 (effective for acquisitions on or after October 1, 2002). In November 2002, the FASB released Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; Interpretation of SFAS Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34.” The effect of these pronouncements on our financial statements is not expected to be material.

In December 2002, the FASB released SFAS No. 148 “Accounting For Stock-Based Compensation— Transition and Disclosure” that we are required to adopt for fiscal years beginning after December 15, 2002. This Statement amends SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have expensed stock options starting in 1999 and as such the impact of this pronouncement on our financial statements is not material.

In January 2003, the FASB released Interpretation No. 46 “Consolidation of Variable Interest Entities: Interpretation of ARB No. 51.” The effect of this pronouncement on our financial statements is not expected to be material.

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

	Years Ended December 31,
	2002		2001		2000
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$44,357		$71,875		$69,750
Less: preferred stock dividends	(7,677)		(7,677)		(7,677)

Amounts used to calculate Basic EPS	36,680	48,829	64,198	46,793	62,073	46,226
Effect of dilutive securities:
Stock options	—	40	—	43	—	2

Amounts used to calculate Diluted EPS	$36,680	48,869	$64,198	46,836	$62,073	46,228

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

During 2002, we acquired title, as part of certain debt restructurings, to two skilled nursing facilities, two assisted and independent living facilities and one continuing care retirement community having an aggregate mortgage balance of $29,146,000, net of a reserve of $1,500,000 on one facility. Our total investment in these facilities prior to acquiring title was $35,331,000, including $6,185,000 of other receivables, which approximated our estimate of fair value on an individual facility basis. During 2002, prior to acquiring title to the continuing care retirement community, we fully reserved $4,167,000 in loans to the operator of that facility that were not secured by real estate. Please see Note 15 for further discussion of this reserve.

During 2001, we acquired title, as part of certain debt restructurings, to three skilled nursing facilities and four land parcels for which we previously had provided mortgage loans receivable having an aggregate mortgage balance of $13,339,000. Our total investment in these facilities prior to acquiring title was $14,312,000, including $973,000 of other receivables, which approximated our estimate of fair value on an individual facility basis. One of the skilled nursing facilities and the four land parcels, which had a total investment of $6,598,000 at the time we acquired title, were classified as held for sale during 2002 and were written down by a total of $2,086,000. Please see Notes 7 and 15 for a further discussion of the assets held for sale and the impairment of such assets. In addition, we recognized a loss of $190,000 on the sale of the skilled nursing facility during 2002.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Years ended December 31, 2002, 2001 and 2000

At December 31, 2002, there was no investment in impaired loans as we had acquired title, as part of certain debt restructurings, to all impaired mortgage loans during 2002 and 2001. At December 31, 2001, we held four impaired loans with a total investment of $35,842,000. Two of these loans, with a total investment of $5,962,000, had no reserves or write-downs at December 31, 2001. One loan, with an investment of $9,167,000 had a reserve of $1,500,000 at December 31, 2001. The remaining impaired loan at December 31, 2001, with a total investment of $20,713,000, including $4,167,000 of loans not secured by real estate, is net of a write-off of $874,000 of uncollectible interest receivable.

The following table presents the average investment in the impaired loans (using the balances of the impaired loans at each respective year end to compute the average), the interest income recognized on the impaired loans and the interest received in cash on the impaired loans during the periods for which we present our results of operations:

	2002	2001	2000
Average impaired loan investment	$17,921,000	$35,459,000	$28,635,000
Interest income on impaired loans	$353,000	$3,174,000	$2,970,000
Cash basis interest income	$353,000	$2,214,000	$450,000

We recognize interest income on impaired loans to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loans, other receivables and all related accrued interest. Once the total of the loans, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide reserves against impaired loans to the extent our total investment exceeds our estimate of the fair value of the loan collateral.

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

	Years ended December 31,
	2002	2001	2000
	(In thousands)
Rental income	$2,057	$3,537	$3,759
Interest and other income	413	51	—

	2,470	3,588	3,759

Depreciation and amortization	963	2,713	2,219
General and administrative	1,085	440	128
Impairment of assets	10,828	3,972	—

	12,876	7,125	2,347

Income (loss) from operations	(10,406)	(3,537)	1,412
Gain on sale of facilities	2,603	—	—

Discontinued operations	$(7,803)	$(3,537)	$1,412

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

Item 14.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements.

(2)  Financial Statement Schedules

Schedule III Real Estate and Accumulated Depreciation	60

(b)  Reports on Form 8-K

None.

(c)  Exhibits

Exhibit No.		Description

2.		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1		Agreement to Merge, dated August 19, 1997, among the Company, Laureate Investments, Inc. and Laureate Properties, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 7, 1997 (No. 1-9028), and incorporated herein by this reference.

3.		Articles of Incorporation and Bylaws

3.1	(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1	(b)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989 (No. 1-9028), and incorporated herein by this reference.

3.1	(c)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1	(d)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994 (No. 1-9028), and incorporated herein by this reference.

3.1	(e)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997 (No. 1-9028), and incorporated herein by this reference.

3.2	*	Amended and Restated Bylaws of the Company.

4.		Instruments Defining Rights of Security Holders, Including Indentures

4.1		Indenture dated as of November 16, 1992, between Nationwide Health Properties, Inc., Issuer to The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit 4.1 to the Company’s Form S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.

Exhibit No.		Description

4.2		Indenture dated as of June 30, 1993, between the Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 33-64798), effective July 12, 1993, and incorporated herein by this reference.

4.3		First Supplemental Indenture dated November 15, 1993, between the Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated November 15, 1993 (No. 1-9028), and incorporated herein by this reference.

4.4		Indenture dated as of January 12, 1996, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 33-65423) dated December 27, 1995, and incorporated herein by this reference.

4.5		Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

10.		Material Contracts

10.1		1989 Stock Option Plan of the Company as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2001 (No. 1-9028), and incorporated herein by this reference.

10.2		The Company’s Retirement Plan for Directors effective July 26, 1991 filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1991 (No. 1-9028), and incorporated herein by this reference.

10.3		Deferred Compensation Plan of the Company effective September 1, 1991 filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1991 (No. 1-9028), and incorporated herein by this reference.

10.4*		Credit Agreement dated as of November 8, 2002 among the Company and JPMorgan Chase Bank, Bank of America, N.A., Wells Fargo Bank National Association, The Bank of New York, UBS AG, Stamford Branch and KBC Bank N.V.

10.5*		First Amendment to Credit Agreement dated as of January 1, 2003 among the Company and JPMorgan Chase Bank, as administrative agent.

10.6		Form of Indemnity Agreement for officers and directors of the Company including David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, R. Bruce Andrews, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Steven J. Insoft, Don M. Pearson, John J. Sheehan, Jr., and T. Andrew Stokes, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995 (No. 1-9028), and incorporated herein by this reference.

10.7		Executive Employment Security Policy as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001 (No. 1-9028), and incorporated herein by this reference.

10.8		Employment agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated as of February 25, 1998, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998 (No. 1-9028), and incorporated herein by this reference.

10.10		Employment agreement entered into by and between Nationwide Health Properties, Inc. and Mark L. Desmond dated as of February 25, 1998, filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 1998 (No. 1-9028), and incorporated herein by this reference.

10.10	(a)	First Amendment of Employment Agreement of Mark L. Desmond dated as of January 19, 2001, filed as Exhibit 10.12(a) to the Company’s Form 10-K for the year ended December 31, 2000 (No. 1-9028), and incorporated herein by this reference.

Exhibit No.	Description

10.10(b)	Second Amendment to Employment Agreement of Mark L. Desmond dated as of April 20, 2001, filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001 (No. 1-9028), and incorporated herein by this reference.

10.11	Limited Liability Company Agreement of JER/NHP Senior Housing, LLC entered into as of August 28, 2001 by and among Nationwide Health Properties and JER Senior Housing, LLC filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2001 (No. 1-9028), and incorporated herein by this reference.

10.12*	First Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated February 7, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC.

10.13*	Second Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated October 28, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC.

21.*	Subsidiaries of the Company

23.	Consents of Experts and Counsel

23.1	Consent of Ernst & Young LLP

31.1	Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ R. BRUCE ANDREWS
R. Bruce Andrews President and Chief Executive Officer

Dated: October 14, 2003