Form 10-Q/A
period 2003-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2003-10-14
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

FORM 10-Q/A

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

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three-month periods ending March 31, 2003 and 2002 are not necessarily indicative of the results for a full year.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

10.    Subsequent Event

In order to enhance our capital base and improve our liquidity, we sold, on May 2, 2003, 9,625,000 shares of common stock at a negotiated price of $12.00 per share to a select group of institutional investors, some of which were existing stockholders. This private placement resulted in net proceeds to us of approximately $113,000,000 after placement agent, legal and other fees of approximately $2,500,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In conjunction with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends.

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

In order to enhance our capital base and improve our liquidity, we sold, on May 2, 2003, 9,625,000 shares of common stock at a negotiated price of $12.00 per share to a select group of institutional investors, some of which were existing stockholders. This private placement resulted in net proceeds to us of approximately $113,000,000 after placement agent, legal and other fees of approximately $2,500,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In conjunction with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends. We currently expect to pay an annual dividend of $1.48 per share.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may”, “will”, “anticipates”, “expects”, “believes”, “intends”, “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants;

•	occupancy levels at certain facilities;

•	changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in tax laws and regulations affecting real estate investment trusts; and

•	the risk factors set forth under the caption “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. Quantitative and Qualitative Disclosures About Market Risk discussion included in our Annual Report on Form 10-K/A for the year ended December 31, 2002 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in the “Market Risk Exposure” discussion are forward looking and should be read in conjunction with the disclosures under the heading “Statement Regarding Forward Looking Disclosure” set forth above.

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

Item 4.    Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1*		Amended and Restated Bylaws of the Company (refiled to correct a typographical error).

10.1	*	Form of Indemnity Agreement for officers and directors of the Company including David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, R. Bruce Andrews, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Steven J. Insoft, Don M. Pearson, John J. Sheehan, Jr., and T. Andrew Stokes.

31.1		Certifications of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2003	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/S/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)