Form 10-Q
period 2003-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2003-10-29
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at October 28, 2003—58,797,216.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

September 30, 2003

Part I.    Financial Information

Item 1.    Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS

Investments in real estate
Real estate properties:
Land	$153,692	$154,563
Buildings and improvements	1,314,598	1,299,625

	1,468,290	1,454,188
Less accumulated depreciation	(254,888)	(224,400)

	1,213,402	1,229,788
Mortgage loans receivable, net	100,159	99,292
Investment in unconsolidated joint venture	15,043	16,115

	1,328,604	1,345,195
Cash and cash equivalents	10,823	8,387
Receivables	4,474	4,429
Assets held for sale	5,211	9,682
Other assets	46,783	42,240

	$1,395,895	$1,409,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under unsecured revolving credit facility	$50,000	$107,000
Senior notes due 2003-2038	548,750	614,750
Notes and bonds payable	136,908	111,303
Accounts payable and accrued liabilities	48,956	47,740

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 58,797,216 and 49,160,216 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	5,880	4,916
Capital in excess of par value	722,113	610,173
Cumulative net income	722,191	680,511
Cumulative dividends	(938,903)	(866,460)

Total stockholders’ equity	611,281	529,140

	$1,395,895	$1,409,933

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share amounts)
Revenues:
Rental income	$37,640	$36,505	$111,921	$102,040
Interest and other income	3,331	3,219	9,890	10,946

	40,971	39,724	121,811	112,986
Expenses:
Interest and amortization of deferred financing costs	13,690	14,849	43,328	39,878
Depreciation and amortization	10,911	9,888	32,328	26,284
General and administrative	2,044	2,089	5,945	5,691
Impairment of assets	—	—	—	12,472

	26,645	26,826	81,601	84,325

Income before unconsolidated entities	14,326	12,898	40,210	28,661
Income from unconsolidated joint venture	473	366	1,455	725

Income from continuing operations	14,799	13,264	41,665	29,386
Discontinued operations
Gain on sale of facilities	—	3,008	444	3,110
Loss from discontinued operations	(121)	(2,019)	(429)	(3,174)

	(121)	989	15	(64)

Net income	14,678	14,253	41,680	29,322
Preferred stock dividends	(1,919)	(1,919)	(5,758)	(5,758)

Income available to common stockholders	$12,759	$12,334	$35,922	$23,564

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.22	$0.23	$0.66	$0.48

Discontinued operations	$0.00	$0.02	$0.00	$0.00

Income available to common stockholders	$0.22	$0.25	$0.66	$0.48

Dividends paid per share	$0.37	$0.46	$1.20	$1.38

Diluted weighted average common shares outstanding	58,822	49,161	54,539	48,778

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	1,000	$100,000	49,160	$4,916	$610,173	$680,511	$(866,460)	$529,140
Issuance of common stock	—	—	9,637	964	111,851	—	—	112,815
Stock option amortization	—	—	—	—	89	—	—	89
Net income	—	—	—	—	—	41,680	—	41,680
Preferred dividends	—	—	—	—	—	—	(5,758)	(5,758)
Common dividends	—	—	—	—	—	—	(66,685)	(66,685)

Balances at September 30, 2003	1,000	$100,000	58,797	$5,880	$722,113	$722,191	$(938,903)	$611,281

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$41,680	$29,322
Equity in earnings of unconsolidated joint venture	(1,178)	(592)
Depreciation and amortization	32,328	26,284
Depreciation and amortization in discontinued operations	150	1,106
Gain on sale of facilities	(444)	(3,110)
Impairment of assets	—	12,472
Impairment of assets in discontinued operations	645	4,882
Amortization of deferred financing costs	990	748
Distributions from unconsolidated joint venture	2,250	650
Net change in operating assets and liabilities	(3,687)	5,829

Net cash provided by operating activities	72,734	77,591

Cash flows from investing activities:
Investment in real estate facilities	(31,835)	(150,175)
Disposition of real estate facilities	18,244	11,388
Investment in unconsolidated joint venture	—	(13,106)
Principal payments on mortgage loans receivable	1,356	18,954

Net cash used in investing activities	(12,235)	(132,939)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	166,000	239,500
Repayment of borrowings under unsecured revolving credit facility	(223,000)	(204,500)
Issuance of common stock	112,820	34,609
Issuance of senior unsecured debt	—	100,000
Repayments of senior unsecured debt	(66,000)	(50,000)
Issuance of notes and bonds	36,900	10,000
Principal payments on notes and bonds	(11,098)	(830)
Dividends paid	(72,443)	(73,585)
Other, net	(1,242)	(1,877)

Net cash provided by (used in) financing activities	(58,063)	53,317

Increase (decrease) in cash and cash equivalents	2,436	(2,031)
Cash and cash equivalents, beginning of period	8,387	9,062

Cash and cash equivalents, end of period	$10,823	$7,031

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

As of September 30, 2003, we had investments in 380 facilities in 38 states, consisting of:

•	184 skilled nursing facilities;

•	131 assisted and independent living facilities;

•	12 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital;

•	two buildings held for sale; and

•	49 assisted living facilities operated by an unconsolidated joint venture in which we have a 25% interest.

Our facilities are operated by 68 different operators, including the following publicly traded companies:

•	Alterra Healthcare Corporation (Alterra);

•	American Retirement Corporation (ARC);

•	Beverly Enterprises, Inc.;

•	Harborside Healthcare Corporation;

•	HEALTHSOUTH Corporation;

•	Mariner Health Care, Inc.; and

•	Sun Healthcare Group, Inc.

Three operators of our facilities accounted for 10% or more of our revenues as follows:

• Alterra	12%

• ARC	12%

• Atria Senior Living Group	11%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2002 filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ending September 30, 2003 and 2002 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent, included in the caption “Rental income,” and additional interest, included in the caption “Interest and other income,” are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions so that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (“SAB No. 101”) does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon facility net patient revenues in excess of base amounts are structured as quarterly calculations so that all contingencies have been eliminated at each of our quarterly reporting dates.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We recognized approximately $538,000 of revenues in excess of cash received during the nine months ended September 30, 2003 and $2,245,000 of revenues in excess of cash received during the nine months ended September 30, 2002. There is approximately $9,517,000 at September 30, 2003 and $8,979,000 at December 31, 2002 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income includes stock-based compensation expense of approximately $69,000 for the three-month period ended September 30, 2003 and $148,000 for the three-month period ended September 30, 2002 and $201,000 for the nine-month period ended September 30, 2003 and $278,000 for the nine-month period ended September 30, 2002.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 Consolidation of Variable Interest Entities: Interpretation of ARB No. 51. In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect of these pronouncements on our financial statements is not expected to be material.

3.    Real Estate Properties

As of September 30, 2003, we had direct ownership of 159 skilled nursing facilities, 128 assisted living facilities, 11 continuing care retirement communities, one rehabilitation hospital and one long-term acute care hospital. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from 5 to 21 years, and have two or more multiple-year renewal options. Approximately 78% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 248 facilities are secured by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

During the nine months ended September 30, 2003, we acquired two skilled nursing facilities and one assisted and independent living facility in two separate transactions for an aggregate investment of approximately $13,663,000. We also funded approximately $18,172,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements, expansions and construction generally result in an increase in the minimum rents earned by us on these facilities. At September 30, 2003, we had committed to fund additional expansions, construction and capital improvements and construction of approximately $28,000,000.

During the nine-month period ended September 30, 2003, we sold five assisted living facilities in one transaction for cash proceeds of approximately $13,640,000. The sale of these facilities resulted in a gain of approximately $327,000 that is included in the gain on sale of facilities in discontinued operations. We also sold one skilled nursing facility for which we provided a mortgage loan of approximately $2,615,000 resulting in a gain of approximately $900,000, all of which was deferred.

Three of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent (only Lexington Healthcare, Inc. described below is not current in its rent). Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. We believe that if the leases ultimately are rejected, we should be able to re-lease or operate the facilities upon terms that would not have a long-term material adverse effect on our company.

•

Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. Two of these leases were rejected. One was leased to a new operator resulting in an annual rent reduction of approximately $150,000. The other rejected facility was closed in

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha has advised us it intends to affirm the leases for the three remaining facilities, all of which generate positive cash flows.

•	Alterra (Filed January 2003). Alterra operates 54 of our facilities, 47 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it. It also operates all 49 of the facilities owned by our unconsolidated joint venture which are under two master leases. Both portfolios generate positive cash flows. On July 23, 2003, the bankruptcy court approved a majority owned subsidiary of Emeritus Corporation, with financing provided by an affiliate of Fortress Investment Group LLC, as the winning bidder at an auction to acquire Alterra. The proposed acquisition is expected to be consummated in the fourth quarter of 2003 following the confirmation of Alterra’s Chapter 11 plan of reorganization, and is contingent upon satisfaction of various conditions, including consents from certain of Alterra’s secured lenders and lessors. The current plan essentially provides that all the leases would be affirmed without any reductions in rent.

•	Lexington Healthcare, Inc. (Lexington) (Filed April 2003). Lexington operates two of our facilities under a master lease that we expect to be rejected in the fourth quarter of 2003. The portfolio has historically generated positive cash flows, and although it is not currently, we expect it to again once certain reconstruction is completed. We are negotiating with potential new operators to lease the facilities, subject to bankruptcy court approval. We would expect the new lease to be at substantially the same rent level as the existing lease. As we are recognizing revenue on a cash basis for these facilities, we did not recognize any revenue for the month of September 2003 because Lexington had not paid the rent by the end of the month. The September and October rent are currently outstanding.

The bankruptcy court approved our pre-negotiated settlement with SV/Home Office Inc. and certain affiliates (SV) in March 2003. SV emerged from bankruptcy on October 3, 2003.

4.    Mortgage Loans Receivable

As of September 30, 2003, we held 22 mortgage loans receivable secured by 25 skilled nursing facilities, three assisted living facilities and one continuing care retirement community. As of September 30, 2003, the mortgage loans receivable had a net book value of approximately $100,159,000 with individual outstanding balances ranging from approximately $148,000 to $12,993,000 and maturities ranging from 2003 to 2031.

During the nine months ended September 30, 2003, we provided a mortgage loan in the amount of $2,615,000 on a facility we sold. In addition, three amortizing mortgage loans with no balloon payments matured during the nine months ended September 30, 2003.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The balance sheet and income statement for the joint venture below present its financial position as of September 30, 2003 and December 31, 2002 and its results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 in thousands. The joint venture did not have any operations during the three months ended March 31, 2002.

BALANCE SHEET

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Investment in real estate:
Land	$13,410	$13,410
Buildings and improvements	107,829	107,720

	121,239	121,130
Less accumulated depreciation	(4,193)	(1,944)

	117,046	119,186
Cash and cash equivalents	6,240	8,312
Other assets	1,403	1,697

	$124,689	$129,195

Liabilities and Equity
Notes and bonds payable	$60,801	$60,831
Accounts payable and accrued liabilities	3,716	3,904
Equity:
Capital contributions	65,501	65,501
Distributions	(13,900)	(4,900)
Cumulative net income	8,571	3,859

Total equity	60,172	64,460

	$124,689	$129,195

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME STATEMENT

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Rental income	$3,692	$2,764	$11,078	$5,232
Expenses:
Interest and amortization of deferred financing costs	1,217	918	3,619	1,545
Depreciation and amortization	750	603	2,249	1,204
General and administrative	202	114	498	215

	2,169	1,635	6,366	2,964

Income from continuing operations	1,523	1,129	4,712	2,268
Discontinued operations	—	52	—	98

Net income	$1,523	$1,181	$4,712	$2,366

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

During the nine-month period ended September 30, 2003, we sold three buildings and four land parcels in seven separate transactions for net proceeds of approximately $4,468,000, that resulted in a gain of approximately $117,000. These assets had previously been written down to their individual estimated fair values less costs to sell during 2002. We also received approximately $140,000 from the sale of a portion of another of the land parcels and approximately $30,000 from the sale of equipment at one building that served to reduce our basis in those assets. In addition, we recorded an impairment of assets charge of $645,000 related to three of the assets held for sale, as discussed in more detail below in Note 9. During the nine-month period ended September 30, 2003, we did not classify any additional assets as held for sale.

At September 30, 2003, two buildings and three land parcels remain in assets held for sale. At December 31, 2002, there were five buildings and seven land parcels classified as assets held for sale.

7.    Stockholders’ Equity

In order to enhance our capital base and improve our liquidity, we sold 9,625,000 shares of common stock on May 2, 2003, at a negotiated price of $12.00 per share to a select group of institutional investors, all but one of which were existing stockholders. This private placement resulted in net proceeds to us of approximately $112,800,000 after placement agent, legal and other fees of approximately $2,700,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In connection with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends.

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

	Three months ended September 30,
	2003		2002
	Income	Shares	Income (loss)	Shares
	(In thousands)
Income from continuing operations	$14,799		$13,264
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	12,880	58,797	11,345	49,120
Effect of dilutive securities:
Stock options	—	25	—	41

Amounts used to calculate Diluted EPS	$12,880	58,822	$11,345	49,161

	Nine months ended September 30,
	2003		2002
	Income	Shares	Income (loss)	Shares
	(In thousands)
Income from continuing operations	$41,665		$29,386
Less: preferred stock dividends	(5,758)		(5,758)

Amounts used to calculate Basic EPS	35,907	54,530	23,628	48,722
Effect of dilutive securities:
Stock options	—	9	—	56

Amounts used to calculate Diluted EPS	$35,907	54,539	$23,628	48,778

9.    Impairment of Assets

During the nine months ended September 30, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. During 2003, we entered into agreements to sell two assets for less than our net book value and became aware of facts and circumstances indicating another asset had become impaired.

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets had become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations of $12,472,000. As a result of lower than expected operating results for the first quarter of 2002 at ten facilities operated by Senior Services of America that were previously operated by Balanced Care Corporation prior to its default on its leases in December 2000 and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the operating results, is to record revenues only to the extent cash rent is actually received. Accordingly, we fully

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included $4,167,000 to fully reserve a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter of 2002 that we believed might necessitate a change in operators. During the second quarter of 2002, we entered into an agreement with a new operator to take over the facility effective September 1, 2002.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(In thousands)
Rental income	$—	$1,125	$940	$3,343
Interest and other income	—	255	—	257

	—	1,380	940	3,600

Depreciation and amortization	—	274	150	1,106
General and administrative	121	308	574	786
Impairment of assets	—	2,817	645	4,882

	121	3,399	1,369	6,774

Loss from discontinued operations	(121)	(2,019)	(429)	(3,174)
Gain on sale of facilities	—	3,008	444	3,110

Discontinued operations	$(121)	$989	$15	$(64)

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

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 Consolidation of Variable Interest Entities: Interpretation of ARB No. 51. In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect of these pronouncements on our financial statements is not expected to be material.

Operating Results

Nine-Month Period Ended September 30, 2003 vs. Nine-Month Period Ended September 30, 2002

Rental income increased $9,881,000, or 10%, over the same period in 2002. The increase was primarily due to rental income from three facilities acquired during 2003 and 46 facilities acquired during 2002, rental income from five facilities we acquired during 2002 that previously had an aggregate mortgage loans receivable balance of $29,146,000 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us and leased to other operators in 2003 and 2002. Interest and other income decreased $1,056,000, or 10%, from the same period in 2002. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $17,422,000 securing six facilities, acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002 and regular principal repayments of notes receivable during 2002 and 2003. The decrease was partially offset by interest earned on a new mortgage loan with a balance of $2,615,000 in 2003 and a new mortgage loan with a balance of $7,051,000 in 2002.

Interest and amortization of deferred financing costs increased $3,450,000, or 9%, over the same period in 2002. The increase was primarily due to the issuance of $100,000,000 of fixed rate medium-term notes in the third quarter of 2002, obtaining a $10,000,000 mortgage secured by two existing buildings in the third quarter of 2002, the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002 and obtaining a $29,475,000 mortgage secured by one existing building in the third quarter of 2003. The increase was partially offset by the payoff of $66,000,000 of fixed rate medium-term notes during 2003, the payoff of $50,000,000 of fixed rate medium-term notes during 2002, a reduction in the average balance on our $150,000,000 unsecured revolving credit facility during the third quarter of 2003 and a reduction in the average interest rates on our unsecured revolving credit facility. Depreciation and amortization increased $6,044,000, or 23%, over the same period in 2002 due primarily to the acquisition of 46 facilities during 2002, the acquisition of three facilities during the nine months ended September 30, 2003 and acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002.

Income from unconsolidated joint venture increased $730,000, or 101%, over the same period in 2002. This income represents our 25% share of the income generated by the unconsolidated joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The increase was due to the fact that there was no income from the unconsolidated joint venture prior to April 2002 when its first investments were made and there was an additional investment in the unconsolidated joint venture in the fourth quarter of 2002. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

During the first quarter of 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, during the three months ended March 31, 2002, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter of 2002 at ten facilities operated by Senior Services of America that were previously operated by Balanced Care Corporation prior to its default on its leases in December 2000 and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the operating results, is to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling approximately $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included $4,167,000 to fully reserve a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter of 2002 that we believed might necessitate a change in operators. A new operator took over the operation of the facility effective September 1, 2002. We did not record any impairment of assets charge in continuing operations for the nine months ended September 30, 2003.

During the first quarter of 2002, we classified seven unoccupied buildings and eight land parcels as assets held for sale. During the remainder of 2002, we classified three additional unoccupied buildings as assets held for sale. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the net book values of these assets have been transferred to assets held for sale and the operations of these assets have been included in discontinued operations for the nine-month periods ended September 30, 2003 and September 30, 2002. We did not classify any additional assets as held for sale during the nine months ended September 30, 2003.

The income in discontinued operations of $15,000 is an increase of $79,000 from the loss of $64,000 for the same period in 2002. The increase was primarily due to the fact that the gain on sale of facilities in 2003 is higher than the loss from operations included in discontinued operations for 2003, while the gain on sale of facilities in 2002 is less than the loss from operations included in discontinued operations for 2002. During the nine months ended September 30, 2003, we had an impairment of assets charge of $645,000 in discontinued operations compared to $4,882,000 during the same period in 2002. The impairment of assets charge for the nine months ended September 30, 2003 represents the write-down of three of our assets held for sale to their individual estimated fair values less costs to sell. The impairment of assets charge for the nine months ended September 30, 2002 represents the write-down of seven of our assets held for sale to their individual estimated fair values less costs to sell. The impairment of assets charge in 2003 was partially offset by $216,000 of income from operations included in discontinued operations while the impairment of assets charge in 2002 was partially offset by $1,708,000 of income from operations included in discontinued operations. The difference in income from operations included in discontinued operations was primarily caused by the fact that the facilities sold in 2003 and 2002 had income in 2002, but either do not have income in 2003 or only have income during 2003 prior to their sale date while the assets held for sale generate expenses, but generally do not produce income.

Three-Month Period Ended September 30, 2003 vs. Three-Month Period Ended September 30, 2002

Rental income increased $1,135,000, or 3%, over the same period in 2002. The increase was primarily due to rental income from three facilities acquired during 2003 and 37 facilities acquired during the third quarter of 2002, rental income from two facilities we acquired during the fourth quarter of 2002 that previously had an aggregate mortgage loans receivable balance of $17,294,000 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us and leased to other operators in 2003 and 2002.

Interest and amortization of deferred financing costs decreased $1,159,000, or 8%, over the same period in 2002. The decrease was primarily due to a reduction in the average balance on our $150,000,000 unsecured revolving credit facility during the third quarter of 2003 as compared to the third quarter of 2002, the payoff of $66,000,000 of fixed rate medium-term notes during 2003, the payoff of $25,000,000 of fixed rate medium-term notes during the third quarter of 2002 and a reduction in the average interest rates on our unsecured revolving credit facility. The decrease was partially offset by the issuance of $100,000,000 of fixed rate medium-term notes in the third quarter of 2002, obtaining a $10,000,000 mortgage secured by two existing buildings in the third quarter of 2002, the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002 and obtaining a $29,475,000 mortgage secured by one existing building in the third quarter of 2003. Depreciation and amortization increased $1,023,000, or 10%, over the same period in 2002 due primarily to the acquisition of 37 facilities during the third quarter of 2002, the acquisition of three facilities during the nine months ended September 30, 2003 and acquiring title to two facilities previously having an aggregate mortgage loans receivable balance of $17,294,000 during the fourth quarter of 2002.

The loss in discontinued operations of $121,000 is a reduction of $1,110,000 from the income of $989,000 for the same period in 2002. The reduction was primarily due to the fact that there was a gain on sale in the third quarter of 2002 of $3,008,000 that was greater than the loss from operations included in discontinued operations while there was no gain in the third quarter of 2003 to offset the loss from operations. During the third quarter of 2003 we did not recognize any impairment of assets charge, while in the third quarter of 2002 there was an impairment of assets charge of $2,817,000 included in discontinued operations that represents the write-down of five assets held for sale to their individual estimated fair values less costs to sell. The impairment of assets charge in the third quarter of 2002 was partially offset by $798,000 of income from operations included in discontinued operations while the loss from operations included in discontinued operations for the third quarter of 2003 of $121,000 only consists of operating losses. The decrease in income from operations from the third quarter of 2002 to the third quarter of 2003 of $919,000 was primarily due to the fact that the facilities sold in 2003 and 2002 had income in 2002, but either do not have income in 2003 or only have income during 2003 prior to their sale date while the assets held for sale generate expenses, but generally do not produce income.

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

Information Regarding Certain Operators

Three of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent (only Lexington Healthcare, Inc. described below is not current in its rent). Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. We believe that if the leases ultimately are rejected, we should be able to re-lease or operate the facilities upon terms that would not have a long-term material adverse effect on our company.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. Two of these leases were rejected. One was leased to a new operator resulting in an annual rent reduction of approximately $150,000. The other rejected facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha has advised us it intends to affirm the leases for the three remaining facilities, all of which generate positive cash flows.

•	Alterra (Filed January 2003). Alterra operates 54 of our facilities, 47 of which are under a master lease with six other individual leases and one mortgage loan receivable cross-defaulted to it. It also operates all 49 of the facilities owned by our unconsolidated joint venture which are under two master leases. Both portfolios generate positive cash flows. On July 23, 2003, the bankruptcy court approved a majority owned subsidiary of Emeritus Corporation, with financing provided by an affiliate of Fortress Investment Group LLC, as the winning bidder at an auction to acquire Alterra. The proposed acquisition is expected to be consummated in the fourth quarter of 2003 following the confirmation of Alterra’s Chapter 11 plan of reorganization, and is contingent upon satisfaction of various conditions, including consents from certain of Alterra’s secured lenders and lessors. The current plan essentially provides that all the leases would be affirmed without any reductions in rent.

•	Lexington Healthcare, Inc. (Lexington) (Filed April 2003). Lexington operates two of our facilities under a master lease that we expect to be rejected in the fourth quarter of 2003. The portfolio has historically generated positive cash flows, and although it is not currently, we expect it to again once certain reconstruction is completed. We are negotiating with potential new operators to lease the facilities, subject to bankruptcy court approval. We would expect the new lease to be at substantially the same rent level as the existing lease. As we are recognizing revenue on a cash basis for these facilities, we did not recognize any revenue for the month of September 2003 because Lexington had not paid the rent by the end of the month. The September and October rent are currently outstanding.

The bankruptcy court approved our pre-negotiated settlement with SV/Home Office Inc. and certain affiliates (SV) in March 2003. SV emerged from bankruptcy on October 3, 2003.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2003, we acquired two skilled nursing facilities and one assisted and independent living facility in two separate transactions for an aggregate investment of approximately $13,663,000. We also funded approximately $18,172,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such capital improvements, expansions and construction generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. The acquisitions, capital improvements, expansions and construction were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At September 30, 2003, we had committed to fund additional expansions, construction and capital improvements of approximately $28,000,000.

During the nine-month period ended September 30, 2003, we sold five assisted living facilities in one transaction for cash proceeds of approximately $13,640,000. The sale of these facilities resulted in a gain of approximately $327,000 that is included in the gain on sale of facilities in discontinued operations. The proceeds from the sales were used to repay borrowings on our unsecured revolving credit facility.

During the nine months ended September 30, 2003, we sold three buildings and four land parcels classified as assets held for sale in seven separate transactions for net proceeds of approximately $4,468,000, that resulted in a gain of approximately $117,000. These assets had previously been written down to their individual estimated fair values less costs to sell during 2002. The proceeds from the sales were used to repay borrowings on our unsecured revolving credit facility.

During the nine-month period ended September 30, 2003 we repaid $66,000,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 7.49%. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand.

We have $41,500,000 of medium-term notes with a rate of 7.6% due in 2028 which may be put back to us at their face amounts at the option of the holders. If some or all of the holders exercise their option, those notes would then mature on November 20, 2003. While we do not expect that these notes will be put back to us, the holders may elect to do so. We had an additional $40,000,000 of medium-term notes with a rate of 6.59% due in 2038 that could have been put back to us at their face amounts at the option of the holders on July 7, 2003, however none of these medium-term notes were put back to us. We anticipate repaying the medium-term notes maturing and any that are put back to us with a combination of proceeds from the issuance of additional medium-term notes under the shelf registration statements discussed below, borrowings on our unsecured revolving credit facility, cash on hand, new mortgage financing on certain facilities, potential asset sales and mortgage loans receivable payoffs, the potential issuance of equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB- from Fitch.

At September 30, 2003, we had $100,000,000 available under our $150,000,000 unsecured revolving credit facility that expires on November 7, 2005. As of September 30, 2003, we had shelf registrations on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $8,140,000 of securities including debt, convertible debt, common and preferred stock. We filed a new $500,000,000 shelf registration statement under which we may issue securities including common and preferred stock, debt and convertible debt that became effective in October 2003, which will replace the shelf registration statement with $8,140,000 available at September 30, 2003.

During the nine months ended September 30, 2003, we entered into a new note payable in the amount of $29,475,000 at 5.99%. The net proceeds were used to repay borrowings on our unsecured revolving credit facility.

In order to enhance our capital base and improve our liquidity, we sold 9,625,000 shares of common stock on May 2, 2003, at a negotiated price of $12.00 per share to a select group of institutional investors, all but one of which were existing stockholders. This private placement resulted in net proceeds to us of approximately $112,800,000 after placement agent, legal and other fees of approximately $2,700,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In connection with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20%, from the rate we had previously paid dividends.

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

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants;

•	occupancy levels at certain facilities;

•	changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in tax laws and regulations affecting real estate investment trusts; and

•	the risk factors set forth under the caption “Risk Factors” in Item 1 of our annual report on Form 10-K/A for the year ended December 31, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” discussion included in our annual report on Form 10-K/A for the year ended December 31, 2002 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in this “Quantitative and Qualitative Disclosures About Market Risk” discussion are forward looking and should be read in conjunction with the disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities or other types of derivative financial instruments.

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

During the nine months ended September 30, 2003, the borrowings under our unsecured revolving credit facility have decreased from $107,000,000 to $50,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2003 of approximately $173,000.

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

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 3.1	Amended and Restated Bylaws of the Company.

Exhibit 10.1	Employment agreement entered into by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale dated as of September 30, 2003.

Exhibit 31	Rule 13a-14(a) Certifications of CEO and CFO.

Exhibit 32	Section 1350 Certifications of CEO and CFO.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2003	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)