Form 10-K
period 2003-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2004-03-09
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $929,465,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

66,467,453

(Number of shares of common stock outstanding as of February 29, 2004)

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004.

PART I

Item 1.    Business.

Nationwide Health Properties, Inc., a Maryland corporation incorporated on October 14, 1985, is a real estate investment trust (REIT) that invests primarily in healthcare related facilities and provides financing to healthcare providers. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries. At December 31, 2003, we had investments in 374 facilities located in 38 states. As of December 31, 2003, we had direct ownership of:

•	154 skilled nursing facilities;

•	129 assisted and independent living facilities;

•	11 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital; and

•	one building held for sale.

At December 31, 2003, we held 21 mortgage loans secured by:

•	25 skilled nursing facilities;

•	two assisted and independent living facilities; and

•	one continuing care retirement community.

We also have a 25% interest in an unconsolidated joint venture that owns 49 assisted living facilities located in 12 states.

Other than the building held for sale, substantially all of our owned facilities are leased under “triple-net” leases, which are accounted for as operating leases, to 58 healthcare providers.

Our facilities are operated by 68 different operators, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation (ARC)	16
• Beverly Enterprises, Inc.	29
• Harborside Healthcare Corporation	4
• HEALTHSOUTH Corporation	1
• Mariner Health Care, Inc.	5
• Sun Healthcare Group, Inc.	3

Of the operators of our facilities, only Alterra Healthcare Corporation, ARC and Atria Senior Living Group accounted for 10% or more of our revenues for the twelve months ended December 31, 2003 or are expected to account for more than 10% of our revenues in 2004. In addition, our joint venture has direct ownership of 49 assisted living facilities, all of which are leased to Alterra. We discuss the resolution of Alterra’s bankruptcy proceedings under the caption “Information Regarding Certain Operators” in Item 7.

The following table summarizes our top five operators, the number of facilities each operates and the percentage of our revenues received from each of these operators as of the end of 2003, as adjusted for facilities acquired and disposed during 2003:

Operator	Number of Facilities Operated	Percentage of Revenue
Alterra Healthcare Corporation	54	13%
American Retirement Corporation	16	12%
Atria Senior Living Group	17	12%
Beverly Enterprises, Inc.	29	8%
Complete Care Services	33	5%

We have provided lease or mortgage financing for healthcare facilities to qualified operators and acquired additional senior housing and long-term care facilities, including skilled nursing facilities, assisted and independent living facilities, rehabilitation hospitals and long-term acute care hospitals. Financing for these investments was provided by borrowings under our bank line of credit, private placements or public offerings of debt or equity and the assumption of secured indebtedness.

The leases generally have initial terms ranging from five to 21 years with two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates. Also, the majority of our leases contain provisions that the total rent cannot decrease from one year to the next. Approximately 79% of our facilities are leased under master leases. In addition, the majority of our leases contain cross collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and, if purchase options exist, grouped purchase options. Leases covering 239 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months, of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures for the leased properties.

During 2003, we acquired two skilled nursing facilities and one assisted and independent living facility for an aggregate investment of $13,663,000. Additionally, we funded $26,724,000 in capital improvements at a number of facilities in accordance with existing lease provisions. These capital improvements generally result in an increase in the minimum rents we earn on these facilities.

At December 31, 2003, we held 21 mortgage loans secured by 25 skilled nursing facilities, two assisted and independent living facilities and one continuing care retirement community. These loans had an aggregate outstanding principal balance of $95,723,000, net of an aggregate discount totaling $2,337,000, for a net book value of $93,386,000 at December 31, 2003. The mortgage loans have individual outstanding balances ranging from $127,000 to $12,993,000 and have maturities ranging from 2004 to 2031.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation”, e.g. at the corporate and stockholder levels, that usually results from investment in the stock of a corporation. Please see the heading “If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates” under the caption “Risk Factors” for more information.

During 2003, tax laws were passed that exclude from an individual’s taxable income corporate dividends paid out of certain previously taxed corporate income. Dividends paid to our stockholders and REITs generally are not eligible for the exclusion. We do not believe this has had any significant effect on us.

Objectives and Policies

We are organized to invest in income-producing health care related facilities. At December 31, 2003, we had investments in 374 facilities located in 38 states, and we plan to invest in additional health care properties in the United States. We also have a 25% interest in JER/NHP Senior Housing, LLC, an unconsolidated joint venture with JER Senior Housing, LLC, that owns 49 assisted and independent living facilities located in 12 states. Other than our interest in this joint venture, we do not intend to invest in securities of, or interest in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

In evaluating potential investments, we consider such factors as:

•	The geographic area, type of property and demographic profile;

•	The location, construction quality, condition and design of the property;

•	The expertise and reputation of the operator;

•	The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;

•	Whether the anticipated rent provides a competitive market return to NHP;

•	The potential for capital appreciation;

•	The tax laws related to real estate investment trusts;

•	The regulatory and reimbursement environment in which the properties operate;

•	Occupancy and demand for similar health care facilities in the same or nearby communities; and

•	An adequate mix between private and government sponsored patients at health facilities.

There are no limitations on the percentage of our total assets that may be invested in any one property. The Investment and Risk Management Committee of the board of directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which we will seek to invest, or on the concentration of investments in any one facility or any geographic area. From time to time we may sell properties, however, we do no intend to engage in the purchase and sale, or turnover, of investments. We acquire our investments primarily for income.

At December 31, 2003, we had one series of preferred stock, $133,775,000 in notes and bonds payable and $540,750,000 in aggregate principal amount of debt securities that are senior to our common stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock. During the past three years we have not issued equity securities senior to our common stock and we do not have immediate plans to do so.

We have authority to offer shares of our capital stock in exchange for investments that conform to our standards and to repurchase or otherwise acquire our shares or other securities.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. We have historically provided lease or mortgage financing for healthcare facilities to qualified operators. At December 31, 2003, we held 21 mortgage loans secured by 25 skilled nursing facilities, two assisted and independent living facilities and one continuing care retirement community. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

We may incur additional indebtedness when, in the opinion of our management and board of directors, it is advisable. For short-term purposes we from time to time negotiate lines of credit or arrange for other short-term borrowings from banks or otherwise. We arrange for long-term borrowings through public offerings or from institutional investors.

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

We will not, without the proper approval of a majority of the directors, acquire from or sell to any director, officer or employee of NHP or any affiliate thereof, as the case may be, any of our assets or other property. We provide to our stockholders annual reports containing audited financial statements and quarterly reports containing unaudited information, which are available upon request.

We do not have plans to underwrite securities of other issuers or offer securities in exchange for property.

The policies set forth herein have been established by our board of directors and may be changed without stockholder approval.

Properties

Of the 374 facilities in which we have investments, we have direct ownership of:

•	154 skilled nursing facilities;

•	129 assisted and independent living facilities;

•	11 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital; and

•	one building held for sale.

In addition, our unconsolidated joint venture owns 49 assisted living facilities. Other than the building held for sale, substantially all of the properties are leased to other parties under terms that require the tenant, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties. No individual property held by us is material to us as a whole.

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

Continuing Care Retirement Communities

Continuing care retirement communities provide a broad continuum of care. At the most basic level, independent living residents might receive meal service, maid service or other services as part of their monthly rent. Services which aid in everyday living are provided to other residents, much like in an assisted living facility. At the far end of the spectrum, skilled nursing, rehabilitation and medical treatment are provided to residents who need those services. This type of facility consists of independent living units, dedicated assisted living units and licensed skilled nursing beds on one campus, and are considered by many to be the ultimate senior housing alternative.

Rehabilitation Hospitals

Rehabilitation hospitals provide inpatient and outpatient medical care to patients requiring high intensity physical, respiratory, neurological, orthopedic or other treatment protocols and for intermediate periods in their recovery. These programs are often the most effective in treating severe skeletal or neurological injuries and traumatic diseases such as stroke and acute arthritis.

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

The following table sets forth certain information regarding our owned facilities as of December 31, 2003:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2003 Rent (2)
			(Dollars in Thousands)
Assisted and Independent Living Facilities:
Alabama	2	166	$5,952	$589
Arizona	2	142	7,869	807
Arkansas	1	32	2,150	206
California	13	1,590	79,578	11,660
Colorado	7	845	76,718	7,955
Delaware	1	54	5,302	400
Florida	20	1,373	96,796	9,032
Idaho	1	158	11,848	1,294
Indiana	1	50	4,750	357
Kansas	4	231	13,557	1,373
Kentucky	1	44	2,782	312
Louisiana	1	104	7,385	600
Maryland	1	56	5,267	166
Massachusetts	1	118	11,007	1,027
Michigan	1	143	7,306	1,256
Nevada	2	154	13,616	1,288
New Jersey	2	104	7,616	791
New York	1	266	22,064	2,473
North Carolina	1	42	2,926	281
Ohio	11	635	39,158	3,240
Oklahoma	3	178	8,351	825
Oregon	6	559	28,934	3,136
Pennsylvania	4	286	30,077	1,559
Rhode Island	3	274	30,269	1,913
South Carolina	6	293	21,043	1,772
Tennessee	5	278	25,401	1,221
Texas	17	956	78,041	7,447
Virginia	2	153	12,973	1,007
Washington	6	557	34,164	2,981
West Virginia	1	60	6,200	182
Wisconsin	2	422	29,061	2,141

Subtotals	129	10,323	728,161	69,291

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2003 Rent (2)
			(Dollars in Thousands)
Skilled Nursing Facilities:
Arizona	1	130	3,540	488
Arkansas	8	833	34,914	3,390
California	6	599	19,125	3,494
Connecticut	3	351	12,409	1,266
Florida	6	825	20,319	2,310
Georgia	1	100	4,342	319
Idaho	1	64	792	63
Illinois	2	210	5,549	600
Indiana	7	886	27,336	2,920
Kansas	8	560	11,319	1,243
Kentucky	2	242	9,086	949
Maryland	5	911	30,565	2,297
Massachusetts	12	1,356	76,763	6,252
Minnesota	3	568	20,110	1,872
Mississippi	1	120	4,467	442
Missouri	1	108	2,740	517
Nevada	1	140	4,357	562
North Carolina	1	150	2,360	333
Ohio	5	733	28,276	2,640
Oklahoma	3	253	3,940	442
Tennessee	5	508	18,507	2,063
Texas	56	6,466	130,905	16,245
Virginia	4	604	18,568	2,910
Washington	5	525	25,408	2,577
Wisconsin	7	568	12,874	2,353

Subtotals	154	17,810	528,571	58,547

Continuing Care Retirement Communities:
Arizona	1	227	12,337	1,261
California	1	279	12,427	1,765
Colorado	1	119	3,115	408
Florida	1	405	21,193	970
Georgia	1	190	11,492	995
Kansas	1	200	13,204	1,402
Massachusetts	1	178	14,292	1,360
Tennessee	1	80	3,178	363
Texas	1	354	30,870	3,122
Wisconsin	2	892	65,653	5,146

Subtotals	11	2,924	187,761	16,792

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2003 Rent (2)
			(Dollars in Thousands)
Rehabilitation Hospital:
Arizona	1	60	10,710	1,385

Long-Term Acute Care Hospital:
Arizona	1	56	6,361	866

Construction in Progress:
California	—	—	7,601	—

Total Owned Facilities	296	31,173	$1,469,165	$146,881

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.
(2)	Rental income for 2003 for each of the properties we owned at December 31, 2003, excluding assets held for sale.

Competition

We generally compete with other REITs, including Health Care Property Investors, Inc., Senior Housing Properties Trust, Healthcare Realty Trust Incorporated, Health Care REIT, Inc. and CNL Retirement Properties, real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The operators of the healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians and staff.

Regulation

Payments for healthcare services provided by the operators of our facilities are received principally from four sources: Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; private funds; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to skilled nursing facilities which in turn might affect the amount of additional rents payable to us under our leases. Recently, primarily due to budget constraints, several states have either cut reimbursement under their Medicaid programs or are considering doing so. Effective for years beginning after July 1, 1998, the payment methodology for skilled nursing facilities under the Medicare program was changed. Under the revised methodology, Medicare reimburses skilled nursing facility operators for nursing care, ancillary services and capital costs at a flat per diem rate. Prior to July 1, 1998, a cost-based system of reimbursement was used. This changed reimbursement methodology was phased in over four years. Payments under the new methodology are generally lower than the payments the facilities had historically received, however there was some relief during 2000 and 2001 as a portion of the reduction in payments was reversed. On October 1, 2002, some of the relief implemented in 2000 and 2001 expired, which resulted in a reduction in Medicare payments during 2002 and 2003. On October 1, 2003, Medicare reimbursement rates were increased by over 6%. Payments under reimbursement programs allocable to patients may not remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to patients. Decreases in reimbursement levels could have an adverse impact on the revenues of the operators of our skilled nursing facilities, which could in turn adversely impact their ability to make their monthly lease or debt payments to us. Changes in reimbursement levels have very little impact on our assisted and independent living facilities because virtually all of their revenues are paid from private funds.

There exist various federal and state regulations prohibiting fraud and abuse by healthcare providers, including those governing reimbursements under Medicaid and Medicare as well as referrals and financial relationships. Federal and state governments are devoting increasing attention to anti-fraud initiatives. Our operators may not comply with these current or future regulations, which could affect their ability to operate or to continue to make lease or mortgage payments.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 29, 2004:

Name	Position	Age
R. Bruce Andrews	President and Chief Executive Officer	63
Douglas M. Pasquale	Executive Vice President and Chief Operating Officer	49
Donald D. Bradley	Senior Vice President and General Counsel	48
Mark L. Desmond	Senior Vice President and Chief Financial Officer	45
David M. Boitano	Vice President of Development	42
Steven J. Insoft	Vice President of Development	40
John J. Sheehan, Jr.	Vice President of Development	46

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

Douglas M. Pasquale—Executive Vice President and Chief Operating Officer and a director since November 2003. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living from December 1999 to November 2003. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International—North America, a leading hotel ownership and hotel management company from 1996 to 1998 and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (ASHA).

Donald D. Bradley—Senior Vice President and General Counsel since March 2001. From January 2000 to February 2001, Mr. Bradley was engaged in various personal interests. Mr. Bradley was formerly the General Counsel of Furon Company, a NYSE-listed international, high performance polymer manufacturer from 1990 to December 1999. Previously, Mr. Bradley served as a Special Counsel of O’Melveny & Myers LLP, an international law firm with which he had been associated since 1982. Mr. Bradley is a member of the Executive Board of ASHA.

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

Steven J. Insoft—Vice President of Development since February 1998. From August 1991 to January 1998, Mr. Insoft served as President of CMI Senior Housing & Healthcare, Inc., an operator of skilled nursing facilities. From 1988 to 1991, Mr. Insoft was an Associate in the Capital Markets Group of Prudential Insurance Company of America.

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

Employees

As of February 29, 2004, we had 15 employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website at www.nhp-reit.com, the same day as those reports are available on the SEC’s website.

Availability of Governance Principles and Board of Director Committee Charters

Our board of directors has adopted charters for its Audit Committee, Compensation Committee and Corporate Governance Committee. Our board of directors has also adopted Governance Principles. The Governance Principles and each of the charters are available on our website at www.nhp-reit.com. These materials, together with our Business Code of Conduct & Ethics referenced below, are available in print to any stockholder who requests them in writing by contacting:

Nationwide Health Properties, Inc.

610 Newport Center Drive, Suite 1150

Newport Beach, California 92660

Attention:  Mark L. Desmond

Business Code of Conduct & Ethics

Our board of directors has adopted a Business Code of Conduct & Ethics, which applies to all employees, including our chief executive officer, chief financial officer and controller, and directors. The Business Code of Conduct & Ethics is posted on our website at www.nhp-reit.com. Our Audit Committee must approve any waivers of the Business Code of Conduct & Ethics. We presently intend to disclose any amendments and waivers, if any are ever granted, of the Business Code of Conduct & Ethics on our website, however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K. There have been no waivers of the Business Code of Conduct & Ethics.

RISK FACTORS

Generally speaking, the risks facing our company fall into two categories: risks associated with the operations of our operators; and other risks unique to our operations. You should carefully consider the risks and uncertainties described below before making an investment decision in our company. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

RISKS RELATING TO OUR OPERATORS

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

The bankruptcy, insolvency or financial deterioration of our operators could significantly delay our ability to collect unpaid rents or require us to find new operators for rejected facilities.

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

•	Leases. If one of our lessees seeks bankruptcy protection, the lessee can either assume or reject the lease. Generally, the operator is required to make rent payments to us during its bankruptcy until it rejects the lease. If the lessee assumes the lease, the court cannot change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. In that event, if we were able to re-lease the facility to a new operator only on unfavorable terms or after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

•	Mortgage Loans. If an operator defaults under one of our mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to a property and thereafter making substantial improvements or repairs in order to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against an enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. High “loan to value” ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

The receipt of liquidation proceeds or the replacement of an operator that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the replacement of the operator licensed to manage the facility. In some instances, we may take possession of a property that exposes us to successor liabilities. These events, if they were to occur, could reduce our revenue and operating cash flow.

In addition, some of our leases provided for free rent at the beginning of the lease. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease, such that the income recorded during the early years of the lease is higher than the actual cash rent received during that period, creating an asset on our balance sheet called deferred rent receivable. To the extent any of the operators under these leases, for the reasons discussed above, become unable to pay the deferred rents, we may be required to write down the rents receivable from those operators, which would reduce our net income.

Operators that fail to comply with governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may be unable to meet their obligations to us.

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•	Medicare and Medicaid. A significant portion of our skilled nursing facility operators’ revenue is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid, and failure to maintain certification and accreditation in these programs would result in a loss of funding from them. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of health care services. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding health care costs and their budgetary impact may result in significant reductions in payment to health care facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Loss of certification or accreditation, or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline.

•	Licensing and Certification. Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss of licensure would prevent a facility from operating. Our skilled nursing facilities require governmental approval, in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may not be able to satisfy current and future certificate of need requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time. State licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our tenants’ ability to pay rent to us.

•	Fraud and Abuse Regulations. There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. Governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under Operation Restore Trust, a major anti-fraud demonstration project, the Office of Inspector General of the US Department of Health and Human Services, in cooperation with other federal and state agencies, has focused on the activities of skilled nursing facilities in certain states in which we have properties. The violation of any of these regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•	Legislative Developments. Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for healthcare claims and payment transactions, and higher standards to protect the security and privacy of health-related information. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Our operators are faced with increased litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease or mortgage payments and fulfill their insurance, indemnification and other obligations to us.

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients has succeeded in winning very large damage awards for alleged abuses. To a lesser extent, this litigation also has spilled over and affected assisted living facilities. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our operators to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposures as well as they have in the past. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially exposing us to those risks, this could cause our tenants to be unable to pay their lease or mortgage payments potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our operators. Although we have no involvement in the activities of our operators and our standard leases generally require our operators to carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

Overbuilding and increased competition has resulted in lower revenues for some of our operators and may affect the ability of our tenants to meet their payment obligations to us.

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar health care services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, overbuilding in the assisted and independent living market has caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services. This has resulted in lower revenues for the operators of certain of our facilities. It may also have contributed to the prior and current financial difficulties of some of our operators. While we believe that overbuilt markets should reach stabilization in the next several years due to minimal new development, we cannot be certain the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators may encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

RISKS UNIQUE TO US AND OUR OPERATIONS

In addition to the operator related risks discussed above, there are a number of risks directly associated with us and our operations.

We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates. Other risks that are associated with real estate acquisition and ownership include, among other things, the following:

•	property and casualty losses, some of which may be uninsured;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to change in governmental regulations, including the Americans with Disabilities Act; and

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable.

We rely on external sources of capital to fund future capital needs, and if our access to such capital is difficult, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we will not be able to fund, from cash retained from operations, all future capital needs, including capital needs to satisfy or refinance maturing commitments and to make investments. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. Generally speaking, difficult capital market conditions in our industry during the past several years have limited our access to capital. As a result, while we have in the past been able to meet our maturing commitments, the level of our new investments has decreased in recent years except in 2002. Although we believe our access to capital today is very good, we may face difficult market conditions, which could limit our access to capital. This could limit our ability to make future investments or possibly affect our ability to meet our maturing commitments.

Our potential capital sources include:

•	Equity Financing. As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions that may change from time to time. Among the market conditions and other factors that may affect the market price of our common stock are:

•	the extent of investor interest;

•	the general reputation of REITs and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our operators;

•	the contents of analyst reports about us and the REIT industry;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•	our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from additional investments and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

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

•	Debt Financing/Leverage. Financing for our maturing commitments and future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to service our debt or make distributions to our stockholders, that we will be unable to refinance existing indebtedness and that the terms of refinancing may not be as favorable as the terms of existing indebtedness or may include restrictive covenants that limit our flexibility in operating our business. For example, $67,750,000 in aggregate principal amount of our medium-term notes are scheduled to mature in 2004, of which $23,750,000 were repaid on January 12, 2004, and the holders of $55,000,000 in aggregate principal amount of our medium-term notes may require us to repurchase their notes in 2004. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings, our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

Three of the operators of our facilities each account for more than 10% of our revenues. If these operators experience financial difficulties, or otherwise fail to make payments to us, our revenues may significantly decline.

For the year ended December 31, 2003, as adjusted for facilities acquired and disposed of during that period, Alterra Healthcare Corporation accounted for 13% of our revenues, American Retirement Corporation, or ARC, accounted for 12% of our revenues and Atria Senior Living Group accounted for 12% of our revenues. We cannot assure you that Alterra, ARC and Atria will continue to satisfy their obligations to us. For example, Alterra filed for protection under the United States bankruptcy laws in January 2003. Although Alterra emerged from bankruptcy in December 2003 following significant restructuring activities, we cannot assure you of Alterra’s financial health following this restructuring. The failure or inability of Alterra, ARC or Atria to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We intend to operate in a manner to qualify as a REIT under the Internal Revenue Code. While we believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Internal Revenue Code, it is possible that is not the case or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating at least 90% of our annual REIT taxable income. While we are not aware of anything significant that is pending, legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for distribution to stockholders or investments would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.

We currently have a credit rating of Baa3 from Moody’s Investor Services and BBB- from Standard & Poor’s and Fitch on our senior unsecured notes. If any of these rating agencies downgrade our credit rating, or place our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock will likely decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

Unforeseen costs associated with the acquisition of new properties could reduce our profitability.

Our business strategy contemplates future acquisitions that may not prove to be successful. For example, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide funding to enable healthcare operators to build, expand or renovate facilities on our properties and the project is not completed, we could be forced to become involved in the development to ensure completion or we could lose the property. These costs may negatively affect our results of operations.

We may recognize losses on the sale of certain facilities.

From time to time, we classify certain facilities, including unoccupied buildings and land parcels, as assets held for sale. For example, as of December 31, 2003, assets held for sale total approximately $3,511,000. To the extent we are unable to sell these properties for book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

Our success depends in part on our ability to retain key personnel.

We depend on the efforts of our executive officers, particularly Mr. R. Bruce Andrews, Mr. Douglas M. Pasquale, Mr. Mark L. Desmond and Mr. Donald D. Bradley. Mr. Andrews intends to retire later this year. The loss of the services of these persons or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment and/or security agreements with certain of these executive officers, these agreements may not assure their continued service.

As owners of real estate, we are subject to environmental laws that expose us to the possibility of having to pay damages to the government and costs of remediation if there is contamination on our property.

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property, and may be held liable for property damage or personal injuries that result from environmental contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination, regardless of whether we were aware of, or responsible for, the environmental contamination. We review environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination that could have a material adverse effect on our business or financial condition.

If the holders of our notes exercise their rights to require us to repurchase their notes, we may have to make substantial payments, incur additional debt or issue equity securities to finance the repurchase.

Some of our medium-term notes grant the holders the right to require us, on specified dates, to repurchase their notes at a price equal to the principal amount of the notes to be repurchased plus accrued and unpaid interest. For example, the holders of $55,000,000 in principal amount of our 6.9% medium-term notes may require us to repurchase their notes in October 2004. If the holders of these notes elect to require us to repurchase their notes, we may be required to make significant payments, which would adversely affect our liquidity. Alternatively, we could finance the repurchase through the issuance of additional debt securities, which may have terms that are not as favorable as the notes we are repurchasing, or equity securities, which will dilute the interests of our existing stockholders.

Our level of indebtedness may adversely affect our financial results.

As of December 31, 2003, we had total consolidated indebtedness of $737,525,000 and total assets of $1,384,555,000, and we may incur additional indebtedness in the future. The risks associated with financial leverage include:

•	increasing our sensitivity to general economic and industry conditions;

•	limiting our ability to obtain additional financing on favorable terms;

•	requiring a substantial portion of our cash flow to make interest and principal payments due on our indebtedness;

•	a possible downgrade of our credit rating; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and industry.

Our charter and bylaws contain provisions that may delay, defer or prevent a change in control or other transactions that could provide the holders of our common stock with the opportunity to realize a premium over the then-prevailing market price for our common stock.

In order to protect us against the risk of losing our REIT status for federal income tax purposes due to a rule that prevents five or fewer individuals from owning more than 50% of a REIT’s stock, our charter prohibits the ownership by any single person of more than 9.9% of the issued and outstanding shares of our voting stock. We have the right to redeem shares acquired or held in excess of the ownership limit. In addition, any acquisition of our common stock or preferred stock that would result in our disqualification as a REIT is null and void. The ownership limit may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our stockholders’ ability to realize a premium over the market price for the shares of our common stock. Our board of directors has increased the ownership limit to 20% with respect to one of our stockholders. Based on SEC filings, that stockholder beneficially owned 5,296,000 of our shares, or approximately 8.98% of our common stock, as of December 31, 2003.

Our charter authorizes us to issue additional shares of common stock and one or more series of preferred stock and to establish the preferences, rights and other terms of any series of preferred stock that we issue. Although our board of directors has no intention to do so at the present time, it could establish a series of preferred stock that could delay, defer or prevent a transaction or a change in control that might involve the payment of a premium over the market price for our common stock or otherwise be in the best interests of our stockholders.

In addition, the following provisions of our charter may delay, defer or prevent a transaction that may be in the best interests of our stockholders:

•	in certain circumstances, a proposed consolidation, merger, share exchange or transfer must be approved by two-thirds of the votes of our preferred stockholders entitled to be cast on the matter;

•	business combinations must be approved by 90% of the outstanding shares unless the transaction receives a unanimous vote or consent of our board of directors or is a combination solely with a wholly owned subsidiary; and

•	the classification of our board of directors into three groups, with each group of directors being elected for successive three-year terms, may delay any attempt to replace our board.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2002 to December 31, 2003 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our Board and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

	High	Low	Dividend
2003
First quarter	$15.50	$12.45	$0.46
Second quarter	16.25	12.90	0.37
Third quarter	17.55	15.77	0.37
Fourth quarter	19.95	16.82	0.37

2002
First quarter	$20.38	$18.40	$0.46
Second quarter	22.80	17.10	0.46
Third quarter	19.15	14.90	0.46
Fourth quarter	17.85	14.64	0.46

As of February 29, 2004 there were approximately 1,200 holders of record of our common stock.

Equity compensation plan information is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004, filed or to be filed pursuant to Regulation 14A.

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

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Operating Data:
Revenues	$162,102	$151,301	$161,345	$165,044	$155,506
Income from continuing operations	55,962	41,230	59,242	66,669	65,829
Discontinued operations	(2,520)	(4,676)	9,096	4,493	4,984
Net income	53,442	36,554	68,338	71,162	70,813
Preferred stock dividends	(7,677)	(7,677)	(7,677)	(7,677)	(7,677)
Income available to common stockholders	45,765	28,877	60,661	63,485	63,136
Dividends paid on common stock	88,566	90,585	87,093	85,889	83,480

Per Share Data:
Basic/diluted income from continuing operations available to common stockholders	0.87	0.69	1.10	1.28	1.26
Basic/diluted income available to common stockholders	0.82	0.59	1.30	1.37	1.37
Dividends paid on common stock	1.57	1.84	1.84	1.84	1.80

Balance Sheet Data:
Investments in real estate, net	$1,317,969	$1,345,195	$1,228,987	$1,330,026	$1,372,064
Total assets	1,384,555	1,409,933	1,289,838	1,381,007	1,430,056
Borrowings under unsecured revolving credit facility	63,000	107,000	35,000	79,000	75,300
Senior notes due 2004-2038	540,750	614,750	564,750	627,900	657,900
Notes and bonds payable	133,775	111,303	91,590	62,857	64,048
Stockholders’ equity	602,407	529,140	555,312	563,472	585,590

Other Data:
Net cash provided by operating activities	$93,165	$85,924	$83,187	$99,940	$94,659
Net cash (used in) provided by investing activities	(13,588)	(147,626)	75,721	11,258	(89,753)
Net cash (used in) provided by financing activities	(77,238)	61,027	(155,995)	(121,188)	(4,949)
Diluted weighted average shares outstanding	55,654	48,869	46,836	46,228	46,216

Reconciliation of Funds from Operations (1):
Income available to common stockholders	$45,765	$28,877	$60,661	$63,485	$63,136
Depreciation and amortization	42,728	36,013	32,641	34,416	33,102
Depreciation and amortization in discontinued operations	759	1,809	3,229	2,880	3,029
Depreciation and amortization in income from unconsolidated joint venture	751	493	—	—	—
Impairment of assets	—	12,472	7,223	—	—
Impairment of assets in discontinued operations	645	10,828	3,972	—	—
Loss (gain) on sale of facilities	2,725	(2,603)	(11,245)	(1,149)	335

Funds from operations available to common stockholders	$93,373	$87,889	$96,481	$99,632	$99,602

(1)	We believe that funds from operations is an important supplemental measure of operating performance because it excludes the effect of depreciation, impairment of assets and gains (losses) from sales of facilities (all of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation and impairment of assets, less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs or as defined by the National Association of Real Estate Investment Trusts. The Securities and Exchange Commission may not allow REITs to add back impairment of assets charges in the calculation of funds from operations in the future. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

To facilitate your review and understanding of this section of our report and the financial statements that follow, we are providing this overview of what management believes are the most important considerations for understanding our company and its business—the key factors that drive our business and the principal associated risks.

The Company

We are a public equity REIT that invests in senior housing and long-term care properties.

•	Passive Investments: Our investments are passive—i.e., we do not operate the properties;

•	Investor Flexibility & Liquidity: Investors desiring to invest in this real estate sector can do so with an investment flexibility and liquidity that is not available in most direct investments; and

•	No Double Taxation: Our income is not taxed at the corporate level as long as we continue to distribute to our stockholders at least 90% of our taxable income and meet other REIT tax requirements.

Business Purpose

Our long-term corporate goal is clearly defined—to provide stockholders with an attractive total return based on a secure dividend. Our business model for achieving this goal is equally straightforward. We invest passively in geographically diversified senior housing and long-term care properties (primarily assisted and independent living facilities and skilled nursing facilities). In making these investments, we generally give equal weight to facility attributes and operator quality, drawing on our extensive management expertise and experience in this real estate sector. We continue to focus on this sector because we continue to believe in its growth potential, as evidenced by the favorable demographics of a rapidly growing elderly population and the corresponding recognized need for additional and improved senior housing and long-term care alternatives.

Operations

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated operators under “triple-net” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant operator. In addition, but intentionally to a much lesser extent because we view the risks of this activity to be greater, from time to time we extend mortgage loans to operators. Currently, about 94% of our revenues are derived from our leases, with the remaining 6% from our mortgage loans.

Last Three Years

In early 2003, we evaluated a number of alternatives (including a medium-term notes exchange, high-yield debt, additional mortgage financing, convertible debentures, convertible preferred and a rights offering) to recapitalize our company to better position us for future growth. Ultimately, we decided the best course of action was to de-leverage by issuing equity (specifically common stock) that, coupled with a dividend reduction of about 20% to obtain a more conservative dividend payout in line with our historical experience, allowed us to extinguish the near-term maturities of our long-term debt and, although still dilutive, we believe enhanced our credit statistics and balance sheet and served to help preserve our investment grade credit ratings.

After decreasing from 2001 to 2002 by almost 12% primarily due to the developments outlined below, our “funds from operations” (FFO, which is defined and described in more detail below and, like most REITs, is the key measurement tool that management looks to in running our business) increased in 2003 over 2002 by over 6%. Most of the 2001/2002 reduction occurred in 2002 when the full impact of the developments described below was realized, while the 2003 increase primarily relates to internal growth and additional income from new investments made in 2002 and reduced interest expense as a result of the common stock offering.

We define funds from operations as income before extraordinary items adjusted for certain non-cash items, primarily real estate depreciation and impairment of assets less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs or as defined by the National Association of Real Estate Investment Trusts. The Securities and Exchange Commission may not allow REITs to add back impairment of assets charges in the calculation of funds from operations in the future. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

•	Operator Financial Problems. We believe that 2003 largely marked the end of what had been a very challenging period for many of our operators as they worked through, with varying degrees of success, financial problems largely caused by skilled nursing facility and assisted and independent living facility capital market excesses in the late 1990’s and government reimbursement issues. Overly enamored with the sector’s long-term favorable demographics, a wide range of debt and equity investors flooded this market with large sums of readily available capital that led to excessive levels of operator debt and overbuilding in the late 1990’s.

•	Skilled Nursing Facilities. We saw unprecedented debt-financed merger and acquisition activity with the large, publicly traded skilled nursing facility operators at a time when the federal government was changing the structure and amount of its reimbursement program in a way that did not support the debt incurred. This led to a number of bankruptcies of these operators (including five of the seven largest publicly traded skilled nursing facility operators) that depressed this market. This, in turn, adversely affected us by reducing our net income and FFO as a result of lost revenues from (i) negotiated rent reductions, (ii) lower rentals on re-leased facilities acquired through lease terminations in and out of bankruptcy and (iii) facility closures in a few circumstances, coupled with related bankruptcy and other costs, including substantially increased general and administrative (primarily legal) expenses.

•	Assisted and Independent Living Facilities. In our view, investors became “irrationally exuberant” with the assisted and independent living facility senior housing alternative, especially because unlike skilled nursing facilities, there generally were no requirements to obtain a Certificate of Need (CON) or other significant governmental barriers for the construction of new facilities. Consequently, the enormous growth in supply rapidly exceeded market demand. This resulted in newly constructed facilities incurring substantial losses and being unable to pay their rents as they experienced prolonged low occupancy rates. We were forced either to restructure our leases of these facilities or find new operators, in many cases with rent deferrals or reductions to reflect depressed occupancy levels and market conditions. Our net income and FFO in turn were adversely affected because there were less rental revenues to offset the additional interest expense incurred to finance construction and increased restructuring expenses.

•

Beverly Enterprises Portfolio Restructuring.    In connection with the expiration of the initial term of many of our leases with Beverly Enterprises, Inc. (Beverly), effective January 1, 2000, we restructured our entire leased portfolio of skilled nursing facilities operated by them (which accounted for about 10% of our revenues for 1999). These leases were entered into with Beverly in 1985 through 1987 after we were formed to invest primarily in Beverly’s facilities. The leases contained some provisions not found in our leases today, including the ability of Beverly to selectively renew the leases by “cherry picking”

the portfolio. In other words, Beverly was able to enter into new leases with us covering the best performing properties and terminate the leases for about 18 under-performing properties. Given the generally poorer quality of these properties, we in turn were forced to close some of them and re-lease the others for less rent, in several cases to unproven or lower quality operators. Many of these arrangements failed, resulting in further closures and restructurings, and some continue to have problems that may lead to further restructurings (although to a much lesser extent). Our net income and FFO over the past three years have been adversely impacted by the cumulative effect of this Beverly restructuring.

•	Capital Redeployment from Mortgage Loan Prepayments and Purchase Option Exercises. We experienced a substantial increase in mortgage loan prepayments and purchase option exercises, especially in 2001. The mortgage prepayments largely resulted from a program we initiated to make our asset base more safe and secure by increasing the relative mix of leased versus mortgaged properties. Unlike leases, in bankruptcy a debtor does not need to determine timely whether to assign, affirm or reject the mortgage in its entirety or to make mortgage payments timely until it makes that determination, but rather can ignore its obligations, challenge the economics of the mortgage and “cram down” terms—including principal amount, interest rate and payment terms—to those reflecting typically distressed market levels. To lower our overall exposure to this scenario, we encouraged prepayments by waiving any prepayment fees. While our goal of improving our risk profile was met, our net income and FFO were adversely affected by the mortgage loan prepayments and purchase option exercises because we were unable to replace the significant lost revenues from the higher yielding leases and loans. Rather, because there were not any desirable new investments available to us at that time (in fact, desirable new investments were only available in 2002), we instead were forced to re-deploy the capital to fulfill existing construction commitments for new assisted and independent living facilities that were not yet yielding revenue and otherwise pay down our lower-cost debt.

•	Restricted Growth. Because of the factors noted above, we had no net internal growth in revenues from our existing portfolio and saw our net income and FFO decrease until 2003. Similarly, we had only modest external growth in revenues from acquisitions over the past three years, with most of that coming in 2002. In 2002, a number of attractive investment opportunities became available largely as a result of industry-wide restructurings. To supplement our capital sources and take advantage of these opportunities, we formed a joint venture with an institutional investor. By the end of 2002, we had made a total of about $288 million in new investments, $165 million for our own account and $123 million by our joint venture, which contributed to our 2003 net income and FFO growth. In 2003, a combination of capital constraints and the absence of good investment opportunities contributed to minimal external growth.

Focus and Outlook for 2004

Our focus for 2004 is to increase our net income and FFO. In that regard, we are cautiously optimistic about both our internal and external growth prospects for 2004. We believe that the worst of the restructurings is behind us and, accordingly, that the annual rent increases built into our leases should overcome any reasonably foreseeable further restructurings. We expect this modest internal growth to be bolstered by rents received from restructured leases and loans that produced modest or no revenue for all or most of 2003. Many of these involve the newly constructed assisted and independent living facilities referred to above that are beginning to see increased occupancies now that further development has substantially moderated. We are also seeing a number of attractive investment opportunities that we will be pursuing.

In management’s view, there are two principal near term risks we face in maintaining and then growing our dividend. The first is that more serious operator financial problems may lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities due to general economic and other factors, continuing increases in liability, insurance premiums and other expenses. The second principal near term risk is the continued availability of reasonably priced capital that we need to take advantage of the number of attractive investments we are seeing and expect to continue to see at least in the near term.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by operators in bankruptcy have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We recognized $553,000 of revenues in excess of cash received during 2003, $2,400,000 of revenues in excess of cash received during 2002 and $7,200,000 of revenues in excess of cash received during 2001. There is $9,400,000 at December 31, 2003, and $8,979,000 at December 31, 2002, of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets.

Additional rents are generally computed as a percentage of facility revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SAB No. 101 does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 30 to 40 years. A significant portion of the cost of each property is allocated to building (generally approximately 90%). The allocation of the cost between land and building, and the determination of the useful life of a property, are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the year ended December 31, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. During 2003, we entered into agreements to sell two assets for less than net book value and became aware of facts and circumstances indicating one other asset had become impaired.

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis. We evaluate the collectibility of receivables based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect of these pronouncements on our financial statements is not expected to be material.

Operating Results

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Rental income increased $11,619,000, or 8%, in 2003 as compared to 2002. The increase was primarily due to rental income from three facilities acquired during 2003 and 46 facilities acquired during 2002, rental income from five facilities we acquired during 2002 that previously had an aggregate mortgage loans receivable balance of $29,146,000 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us and leased to other operators in 2003 and 2002. We believe that the worst of the restructurings resulting in rent reductions are now behind us. Interest and other income decreased by $818,000, or 6%, in 2003 as compared to 2002. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $17,422,000 securing six facilities, acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002 and regular principal repayments of notes receivable during 2003 and 2002. The decrease was partially offset by interest earned on a new mortgage loan with a balance of $2,615,000 in 2003 and a new mortgage loan with a balance of $7,051,000 in 2002.

Interest and amortization of deferred financing costs increased $1,532,000, or 3%, in 2003 as compared to 2002. The increase was primarily due to the issuance of $100,000,000 of fixed rate medium-term notes in third quarter 2002, the assumption of a $14,227,000 mortgage note on one facility acquired during second quarter 2002 and obtaining a $29,475,000 mortgage secured by one existing facility in third quarter 2003. The increase was partially offset by the payoff of $74,000,000 of fixed rate medium-term notes during 2003, the payoff of $50,000,000 of fixed rate medium-term notes during 2002, a reduction in the average balance on our $150,000,000 unsecured revolving credit facility during 2003 and a reduction in the average interest rates on our unsecured revolving credit facility. Depreciation and amortization increased $6,715,000, or 19%, in 2003 as compared to 2002. The increase was due primarily to depreciation on the 46 facilities acquired during 2002, the acquisition of three facilities during 2003 and acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002. General and administrative expenses increased $1,035,000, or 13%, in 2003 as compared to 2002 primarily due to expenses related to facilities returned to us and leased to other operators in 2003, increases in legal fees related to operators in bankruptcy, the addition of a chief operating officer position and increase in other general corporate expenses. We expect general and administrative expenses to increase by approximately 10% in 2004 due to the addition of a chief operating officer and increases in other general corporate expenses. The expected 10% increase excludes any potential retirement compensation related to our chief executive officer.

Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The increase of $741,000, or 62%, in 2003 as compared to 2002 is due to the 49 joint venture owned facilities generating revenue for all of 2003, versus 43 facilities producing revenue from April 2002 to September 2002 and 49 facilities producing revenue from October 2002 to December 2002. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Discontinued operations reflects a loss of $2,520,000 in 2003 versus a loss of $4,676,000 in 2002. Discontinued operations consists of gain/loss on sale of facilities and income/loss from discontinued operations. The loss on sale of facilities of $2,725,000 in 2003 is due to the sale of ten facilities, four buildings held for sale and four land parcels held for sale. The gain on sale of facilities of $2,603,000 in 2002 is due to the sale of six facilities, five buildings held for sale and one land parcel held for sale. The income from discontinued operations in 2003 reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold and those classified as held for sale during 2003 offset by an impairment of assets charge of $645,000 related to one building and two land parcels held for sale, of which the building and one land parcel were disposed during 2003. The loss from discontinued operations in 2002 reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold and those classified as held for sale during 2003 and 2002 offset by an impairment of assets charge of $10,828,000 related to 12 assets held for sale. The income from discontinued operations in 2003 of $850,000, excluding the impairment of assets charge, is significantly less than the income from discontinued operations in 2002 of $3,549,000, excluding the impairment of assets charge, primarily due to the facilities disposed of in 2003 being included in income from discontinued operations for only the portion of 2003 prior to their sale while they were included for all of 2002 and the facilities disposed of in 2002 were also included in income from discontinued operations for the portion of 2002 prior to their sale. Any future income/loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale. We are currently aware of one facility that we anticipate will be sold in May 2004 as a result of the exercise of the purchase option by the tenant. This sale is expected to result in a gain of approximately $2.0 million.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have only two leases expiring in 2004, one of which we anticipate will be sold pursuant to the exercise of the purchase option by the tenant as discussed above. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. Additional investments in healthcare facilities would increase rental and/or interest income and at this time we expect to increase acquisitions during 2004. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Rental income decreased $3,689,000, or 3%, in 2002 as compared to 2001. The decrease was primarily due to reserving straight-lined rent on certain facilities and rent reductions on certain facilities that were returned to us and leased to other operators in 2002 and 2001. The decrease was partially offset by rental income from the acquisition of 46 facilities during 2002, rental income from five facilities we acquired during 2002 that previously had an aggregate mortgage loans receivable balance of $29,146,000 and rent increases at existing facilities. Interest and other income decreased $6,355,000, or 31%, in 2002 as compared to 2001. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling approximately $49,712,000 securing ten facilities, the conversion of eight facilities totaling $39,288,000 from mortgage loans receivable to owned real estate properties mentioned above and principal repayment of notes receivable, all since January 1, 2001.

Interest and amortization of deferred financing costs increased $141,000, or less than 1%, in 2002 as compared to 2001. The increase was primarily due to the issuance of $115,000,000 of fixed rate medium-term notes since January 1, 2001, increases in the balance on our bank line of credit, mortgages totaling $40,000,000 secured by existing buildings since December 2001 and the assumption of a $14,227,000 mortgage note on one facility acquired during the second quarter of 2002. The increase was partially offset by the payoff of $128,150,000 of fixed rate medium-term notes since January 2001 and a reduction in the average interest rates on our bank line of credit. Depreciation and amortization increased $3,372,000, or 10%, in 2002 as compared to

2001. The increase was attributable to increased depreciation on the acquisition of 46 facilities during 2002 and acquiring title to eight facilities previously having an aggregate mortgage loans receivable balance of $49,712,000 since January 1, 2001. General and administrative expenses increased $393,000, or 5%, in 2002 as compared to 2001 primarily due to $506,000 of expense related to the severance of an executive officer partially offset by a reduction in legal expenses related to certain operators previously in bankruptcy.

Income from unconsolidated joint venture of $1,187,000 during 2002 represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The joint venture made its first investment in April 2002, hence there was no income from joint venture in 2001. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

During 2002, we became aware of facts and circumstances indicating that certain assets may have become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations totaling $12,472,000. As a result of lower than expected operating results for the first quarter at the former Balanced Care Corporation facilities and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities during 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the recent operating results, was to record revenues only to the extent cash is actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included a reserve of $4,167,000 against a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during 2002 that we believed might necessitate a change in operators. A new operator took over the facility in September 2002.

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale. As required by SFAS No. 144, the net book values of those assets were transferred to assets held for sale and the operations of those assets were included in discontinued operations for the years ended December 31, 2002 and 2001. The impairment of assets charge in discontinued operations totaled $10,828,000 and represented the write-down of 12 of those assets to their individual estimated fair values less costs to sell.

Discontinued operations reflects a loss of $4,676,000 in 2002 versus income of $9,096,000 in 2001. Discontinued operations consists of gain/loss on sale of facilities and income/loss from discontinued operations. The gain on sale of facilities of $2,603,000 in 2002 is due to the sale of six facilities, five buildings held for sale and one land parcel held for sale. The gain on sale of facilities of $11,245,000 in 2001 is due to the sale of 18 facilities. The income from discontinued operations in 2002 reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold and those classified as held for sale during 2002 offset by an impairment of assets charge of $10,828,000 related to 12 assets held for sale. The loss from discontinued operations in 2001 reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold and those classified as held for sale during 2002 offset by an impairment of assets charge of $3,972,000 related to three skilled nursing facilities. The income from discontinued operations in 2002 of $3,549,000, excluding the impairment of assets charge, is higher than the income from discontinued operations in 2001 of $1,823,000, excluding the impairment of assets charge, primarily due to the revenues from six facilities acquired in 2002 and disposed of in 2003 that are included in discontinued operations for most of 2002, but are not included in discontinued operations for 2001. The increase is partially offset by the facilities disposed of in 2002 being included in income from discontinued operations for only the portion of 2002 prior to their sale while they were included for all of 2001.

Information Regarding Certain Operators

As of December 31, 2003, two of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. We believe that if the leases ultimately are rejected, we should be able to re-lease or operate the facilities upon terms that would not have a long-term material adverse effect on our company.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. Two of these leases were rejected. One was leased to a new operator resulting in an annual rent reduction of approximately $150,000. The other rejected facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha had originally advised us that it intended to affirm the leases for the three remaining facilities, but has now indicated it plans to reject them. We have signed leases with two new operators for all three facilities at rates consistent with those previously paid by Alpha. The new leases will become effective in second quarter 2004.

•	Infinia (Filed December 2003). Infinia and its related entities operate three of our facilities. Certain related entities of Infinia have filed for bankruptcy protection, one of which leases one of these facilities. The bankrupt entity has filed a motion with the court to affirm our lease “as is”. We expect the bankruptcy court to approve this motion. If it does not, we believe we will be able to lease the facility to another operator on terms substantially consistent with the current lease.

Lexington Healthcare, Inc. filed for protection under the United States bankruptcy laws in April 2003. At the time, it operated two of our facilities under a master lease. The lease was rejected during fourth quarter 2003. We have leased the buildings to a new operator under a master lease with an annual rent reduction of approximately $450,000 from the prior lease, however we may not receive any rent during the first three quarters of 2004 unless occupancy levels exceed a specified target. As we have recognized revenue on a cash basis for these facilities subsequent to the date of the bankruptcy filing, we did not recognize any revenue from September 2003 to December 2003.

In January 2003, Alterra, our largest operator, filed for protection under the United States bankruptcy laws. Alterra operates 54 of our facilities and its subsidiaries, which did not file for bankruptcy protection, operate all 49 of the facilities owned by our joint venture. In December 2003, Alterra emerged from bankruptcy and completed its restructuring activities. None of our leases or the leases of our joint venture was rejected in the bankruptcy proceeding and all of those leases are continuing without any rental reductions or other material lease concessions.

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

We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002. The joint venture may sell three or four facilities during 2004, however we do not believe the impact of the sale would be material to us.

The agreement contains reciprocal buy/sell provisions that allow either of us at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the interest of the partner making the offer on the same economic terms.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities for 2003 increased $7,241,000 over 2002. This was primarily due to increased revenues of $10,801,000 discussed above, partially offset by increases in interest expense and general and administrative expenses. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During 2003, we acquired two skilled nursing facilities and one assisted and independent living facility in two separate transactions for an aggregate investment of $13,663,000. We also funded $26,724,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At December 31, 2003, we had committed to fund additional expansions, construction and capital improvements of approximately $22,700,000.

During 2003, we sold five assisted living facilities and five skilled nursing facilities in four transactions for cash proceeds of $19,349,000. The sale of these facilities resulted in an aggregate loss of $2,520,000 that is included in the loss on sale of facilities in discontinued operations. The proceeds from the sales were used to repay borrowings on our unsecured revolving credit facility.

During 2003, we sold four buildings and four land parcels classified as assets held for sale in eight separate transactions for net proceeds of $5,849,000, resulting in an aggregate loss of $205,000. These assets had previously been written down to their individual estimated fair values less costs to sell during 2002 and 2003. The proceeds from the sales were used to repay borrowings on our unsecured revolving credit facility.

Financing Activities

During 2003, we repaid $74,000,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 7.5%. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand. We have $23,750,000 of medium-term notes maturing in January 2004 and we have $44,000,000 of medium-term notes maturing in third quarter 2004. In addition, $55,000,000 of medium-term notes with a rate of 6.9% due in 2037 may be put back to us at their face amounts at the option of the holders on October 1, 2004. While we do not expect these notes will be put back to us, the holders may elect to do so. We anticipate repaying the maturing medium-term notes and any that are put back to us with a combination of proceeds from the issuance of additional medium-term notes or equity securities under the shelf registration statements discussed below, borrowings on our unsecured revolving credit facility, cash on hand, new mortgage financing on certain facilities, potential asset sales and mortgage loans receivable payoffs or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB- from Fitch.

During 2003, we entered into a new mortgage in the amount of $29,475,000 at 5.99%. The net proceeds were used to repay borrowings on our unsecured revolving credit facility.

During 2003, we repaid industrial revenue bonds in the amount of $2,300,000 with a blended interest rate of 9.89% secured by one facility. The repayment was funded by borrowings under our unsecured revolving credit facility and by cash on hand.

In order to enhance our capital base and improve our liquidity, we sold 9,625,000 shares of common stock in May 2003, at a negotiated price of $12.00 per share to a select group of institutional investors, all but one of which were existing stockholders. This private placement resulted in net proceeds to us of approximately $112,800,000 after placement agent, legal and other fees of approximately $2,700,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. In connection with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20% from the rate we had previously paid dividends.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at December 31, 2003 is 2%. During the year ended December 31, 2003, we issued approximately 177,000 shares of common stock resulting in net proceeds of $3,094,000 that were used to repay borrowings on our unsecured revolving credit facility.

At December 31, 2003, we had $87,000,000 available under our $150,000,000 unsecured revolving credit facility that expires on November 7, 2005. At our option, borrowings under the bank line of credit bear interest at prime or at LIBOR plus 1.2%. We pay a facility fee of 0.3% per annum on the total commitment under the facility.

Under covenants contained in the credit agreement, we are required to maintain, among other things: (i) a minimum net asset value of $500,000,000; (ii) a ratio of total indebtedness to capitalization value of not more than 60%; (iii) an interest coverage ratio of at least 2.5 to 1.0; (iv) a fixed charge coverage ratio of at least 1.75 to 1.0; (v) a secured indebtedness ratio of not more than 15%; (vi) an unsecured interest coverage ratio of at least 2.5 to 1.0; (vii) floating rate debt of no more than 25% of total debt; (viii) an unencumbered asset value ratio of no more than 60%; and (ix) a minimum rent/mortgage interest coverage ratio of at least 1.25 to 1.0. As of December 31, 2003, we were in compliance with all of the above covenants. We believe we have sufficient margin in the various debt covenants that we expect to remain in compliance throughout 2004.

In January 2004, we issued 7,475,000 shares of common stock in an underwritten public offering at a price of $19.73 per share. This issuance resulted in net proceeds of approximately $139,700,000 after underwriting discounts and legal and other fees of approximately $7,800,000. The net proceeds were used to repay all of the outstanding borrowings under our unsecured revolving credit facility of $96,000,000 and the remaining proceeds of approximately $43,700,000 are held in cash for general corporate purposes, including future acquisitions.

At December 31, 2003, we had shelf registration statements on file with the SEC under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to $500,000,000 of securities including debt, convertible debt, common and preferred stock. Subsequent to the stock issuance discussed above, there is approximately $352,518,000 remaining for issuance on the $500,000,000 shelf registration statement. In addition, during 2003, we adopted a dividend reinvestment and stock purchase plan, as discussed above, and authorized up to 5,000,000 shares to be issued under the plan. At December 31, 2003, approximately 4,823,000 shares remain available for issuance.

We did not utilize any off-balance sheet financing arrangements or have any unconsolidated subsidiaries prior to the second quarter of 2002. The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.”

Contractual Obligations and Cash Requirements

As of December 31, 2003, our contractual obligations are as follows:

	2004	2005 - 2006	2007 - 2008	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long Term Debt	$70,655	$163,248	$116,109	$387,513	$737,525

Operating Leases	$277	$495	$42	—	$814

Commitments:
Capital Expenditures	$18,700	$2,100	—	$1,900	$22,700

The level of our new investments has been depressed during the prior four years, although we did make significant acquisitions during 2002. At this time we expect to increase investments during 2004. Financing for future investments and for the repayment of the obligations and commitments noted above may be provided by borrowings under our unsecured revolving credit facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statements discussed above or under new registration statements, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We believe the combination of the available balance on the unsecured revolving credit facility and the availability under the shelf registration statements is sufficient to meet our expected cash requirements for 2004.

We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2004. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loans receivable repayments or facility sales to provide capital for future investments, to reduce the outstanding balance on our bank line of credit or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe we have sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2003. Readers are cautioned that many of the statements contained in these paragraphs are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $745,000.

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

	Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$3,024	$5,492	$9,503	$17,887	$4,704	$52,776	$93,386	$94,843
Average interest rate	10.54%	12.17%	10.94%	10.83%	10.00%	10.05%	10.44%
Liabilities
Debt
Fixed rate	$67,750	$31,640	$63,500	$85,000	$25,000	$390,125	$663,015	$689,657
Average interest rate	9.08%	8.21%	7.42%	7.40%	8.54%	7.36%	7.63%

Variable rate	—	—	—	—		$11,510	$11,510	$11,510
Average interest rate	—	—	—	—		1.20%	1.20%

Unsecured revolving credit facility	—	$63,000	—	—		—	$63,000	$63,000
Average interest rate	—	2.77%	—	—		—	2.77%

The book value and fair value at December 31, 2002 of each category presented above was:

	Book Value	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$99,292	$99,146
Average interest rate	10.36%

Liabilities
Debt
Fixed rate	$704,485	$700,135
Average interest rate	7.73%

Variable rate	$21,968	$21,968
Average interest rate	4.26%

Unsecured revolving credit facility	$107,000	$107,000
Average interest rate	2.89%

Decreases in interest rates during 2003 resulted in a decrease in interest expense related to our bank line of credit. These interest rate decreases have made it less expensive for us to borrow on our bank line of credit. Any future interest rate increases will increase the cost of borrowings on our bank line of credit and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule beginning on page 61. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    ERNST & YOUNG LLP

Irvine, California

January 26, 2004

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In thousands)
ASSETS

Investments in real estate
Real estate properties:
Land	$153,002	$154,563
Buildings and improvements	1,316,163	1,299,625

	1,469,165	1,454,188
Less accumulated depreciation	(259,406)	(224,400)

	1,209,759	1,229,788
Mortgage loans receivable, net	93,386	99,292
Investment in unconsolidated joint venture	14,824	16,115

	1,317,969	1,345,195
Cash and cash equivalents	10,726	8,387
Receivables	5,661	4,429
Assets held for sale	3,511	9,682
Other assets	46,688	42,240

	$1,384,555	$1,409,933

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under unsecured revolving credit facility	$63,000	$107,000
Senior notes due 2004-2038	540,750	614,750
Notes and bonds payable	133,775	111,303
Accounts payable and accrued liabilities	44,623	47,740

Commitments and contingencies

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; issued and outstanding: 1,000,000 as of December 31, 2003 and 2002; stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; issued and outstanding: 58,974,426 and 49,160,216 as of December 31, 2003 and 2002, respectively	5,897	4,916
Capital in excess of par value	725,260	610,173
Cumulative net income	733,953	680,511
Cumulative dividends	(962,703)	(866,460)

Total stockholders’ equity	602,407	529,140

	$1,384,555	$1,409,933

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2003	2002	2001
Revenues:
Rental income	$148,665	$137,046	$140,735
Interest and other income	13,437	14,255	20,610

	162,102	151,301	161,345

Expenses:
Interest and amortization of deferred financing costs	56,519	54,987	54,846
Depreciation and amortization	42,728	36,013	32,641
General and administrative	8,821	7,786	7,393
Impairment of assets	—	12,472	7,223

	108,068	111,258	102,103

Income before unconsolidated entities	54,034	40,043	59,242
Income from unconsolidated joint venture	1,928	1,187	—

Income from continuing operations	55,962	41,230	59,242
Discontinued operations:
Gain/(loss) on sale of facilities	(2,725)	2,603	11,245
Income/(loss) from discontinued operations	205	(7,279)	(2,149)

	(2,520)	(4,676)	9,096

Net income	53,442	36,554	68,338
Preferred stock dividends	(7,677)	(7,677)	(7,677)

Income available to common stockholders	$45,765	$28,877	$60,661

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.87	$0.69	$1.10

Discontinued operations	$(0.05)	$(0.10)	$0.20

Income available to common stockholders	$0.82	$0.59	$1.30

Diluted weighted average shares outstanding	55,654	48,869	46,836

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2000	1,000	$100,000	46,226	$4,623	$556,658	$575,619	$(673,428)	$563,472
Issuance of common stock	—	—	1,015	101	18,083	—	—	18,184
Stock option amortization	—	—	—	—	88	—	—	88
Net income	—	—	—	—	—	68,338	—	68,338
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(87,093)	(87,093)

Balances at December 31, 2001	1,000	100,000	47,241	4,724	574,829	643,957	(768,198)	555,312
Issuance of common stock	—	—	1,919	192	35,196	—	—	35,388
Stock option amortization	—	—	—	—	148	—	—	148
Net income	—	—	—	—	—	36,554	—	36,554
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(90,585)	(90,585)

Balances at December 31, 2002	1,000	100,000	49,160	4,916	610,173	680,511	(866,460)	529,140
Issuance of common stock	—	—	9,814	981	114,965	—	—	115,946
Stock option amortization	—	—	—	—	122	—	—	122
Net income	—	—	—	—	—	53,442	—	53,442
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(88,566)	(88,566)

Balances at December 31, 2003	1,000	$100,000	58,974	$5,897	$725,260	$733,953	$(962,703)	$602,407

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$53,442	$36,554	$68,338
Depreciation and amortization	42,728	36,013	32,641
Depreciation and amortization in discontinued operations	759	1,809	3,229
Loss (gain) on sale of facilities	2,725	(2,603)	(11,245)
Impairment of assets	—	12,472	7,223
Impairment of assets in discontinued operations	645	10,828	3,972
Amortization of deferred financing costs	1,310	1,031	952
Equity in earnings from unconsolidated joint venture	(1,559)	(965)	—
Cash distribution from unconsolidated joint venture	2,850	1,225	—
Net change in other assets and liabilities	(9,735)	(10,440)	(21,923)

Net cash provided by operating activities	93,165	85,924	83,187

Cash flows from investing activities:
Investment in real estate facilities	(40,463)	(165,071)	(7,412)
Disposition of real estate facilities	25,198	14,359	50,831
Investment in unconsolidated joint venture	—	(16,375)	—
Investment in mortgage loans receivable	—	—	(2,261)
Principal payments on mortgage loans receivable	1,677	19,461	34,563

Net cash (used in) provided by investing activities	(13,588)	(147,626)	75,721

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	210,000	300,500	209,300
Repayment of borrowings under unsecured revolving credit facility	(254,000)	(228,500)	(253,300)
Issuance of senior unsecured debt	—	100,000	15,000
Repayments of senior unsecured debt	(74,000)	(50,000)	(78,150)
Issuance of notes and bonds payable	41,873	10,000	30,000
Principal payments on notes and bonds payable	(19,261)	(4,704)	(1,262)
Issuance of common stock, net	115,931	35,194	18,034
Dividends paid	(96,243)	(98,262)	(94,770)
Other, net	(1,538)	(3,201)	(847)

Net cash (used in) provided by financing activities	(77,238)	61,027	(155,995)

Increase (decrease) in cash and cash equivalents	2,339	(675)	2,913
Cash and cash equivalents, beginning of year	8,387	9,062	6,149

Cash and cash equivalents, end of year	$10,726	$8,387	$9,062

Supplemental schedule of cash flow information:
Interest paid	$56,712	$50,235	$55,149

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.    Organization

Nationwide Health Properties, Inc. was incorporated on October 14, 1985 in the State of Maryland. We operate as a real estate investment trust (REIT) specializing in investments in health care related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

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

As of December 31, 2003, we had investments in 374 health care facilities in 38 states. At December 31, 2003, we had direct ownership of:

•	154 skilled nursing facilities;

•	129 assisted and independent living facilities;

•	11 continuing care retirement communities;

•	one rehabilitation hospital;

•	one long-term acute care hospital; and

•	one building held for sale.

At December 31, 2003, we held 21 mortgage loans secured by:

•	25 skilled nursing facilities;

•	two assisted and independent living facilities; and

•	one continuing care retirement community.

At December 31, 2003, we also have a 25% interest in an unconsolidated joint venture that owns 49 assisted living facilities located in 12 states.

Our facilities are operated by 68 different operators, including the following publicly traded companies:

Number of Facilities Operated

• American Retirement Corporation (ARC)	16

• Beverly Enterprises, Inc.	29

• Harborside Healthcare Corporation	4

• HEALTHSOUTH Corporation	1

• Mariner Health Care, Inc.	5

• Sun Healthcare Group, Inc.	3

Three operators of our facilities accounted for 10% or more of our revenues as follows:

• Alterra Healthcare Corporation	13%

• ARC	12%

• Atria Senior Living Group	12%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

2.    Summary of Significant Accounting Policies

Basis of Presentation

Certain items in prior period financial statements have been reclassified to conform to current year presentation, including the comparative presentation of discontinued operations as required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent, included in the caption “Rental income,” and additional interest, included in the caption “Interest and other income,” are generally computed as a percentage of facility net patient revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon facility net patient revenues in excess of base amounts are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We recognized $553,000 of revenues in excess of cash received during 2003, $2,400,000 of revenues in excess of cash received during 2002 and $7,200,000 of revenues in excess of cash received during 2001. There is $9,400,000 at December 31, 2003, and $8,979,000 at December 31, 2002, of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset.

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis. We evaluate the collectibility of receivables based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the stock and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. We estimate the fair value on the date of grant using the Black-Scholes option pricing model. Depreciation and amortization includes stock-based compensation expense of $272,000 in 2003, $342,000 in 2002 and $237,000 in 2001.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $41,530,000 in 2003, $34,813,000 in 2002 and $31,962,000 in 2001. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. Accordingly, none of our purchase prices have been allocated to in-place leases because there were no in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

Capitalization of Interest

We capitalize interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. Capitalized interest was $768,000 in 2003, $554,000 in 2002 and $613,000 in 2001.

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

The table below details the fair values and book values for mortgage loans receivable and the components of long-term debt at December 31, 2003.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$93,386	$94,843
Unsecured revolving credit facility	$63,000	$63,000
Notes and bonds payable	$133,775	$140,994
Senior notes due 2004 – 2038	$540,750	$560,173

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect of these pronouncements on our financial statements is not expected to be material.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

3.    Real Estate Properties

At December 31, 2003, we had direct ownership of 154 skilled nursing facilities, 129 assisted and independent living facilities, 11 continuing care retirement communities, one rehabilitation hospital and one long-term acute care hospital. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 79% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 239 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

Future minimum rentals on non-cancelable leases as of December 31, 2003 are as follows:

Year	Rentals	Year	Rentals
	(In thousands)		(In thousands)
2004	$152,402	2009	$122,598
2005	151,433	2010	111,868
2006	135,807	2011	103,204
2007	130,447	2012	90,804
2008	124,936	2013	69,541
		Thereafter	329,265

During 2003, we acquired two skilled nursing facilities and one assisted and independent living facility in two separate transactions for an aggregate investment of $13,663,000. We also acquired title to one skilled nursing facility for which we previously provided a mortgage loan for $76,000 over the existing mortgage loan balance of $6,557,000. We also funded $26,724,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2003, we had committed to fund additional expansions, construction and capital improvements of approximately $22,700,000.

During 2003, we sold five assisted living facilities and five skilled nursing facilities in four transactions for cash proceeds of $19,349,000. The sale of these facilities resulted in an aggregate loss of $2,520,000 that is included in the loss on sale of facilities in discontinued operations. We also sold one skilled nursing facility for which we provided a mortgage loan to the buyer of $2,615,000 resulting in a gain of approximately $900,000, all of which was deferred.

During 2002, we acquired 34 skilled nursing facilities, eleven assisted and independent living facilities and one continuing care retirement community for an aggregate investment of $165,428,000, including the assumption of $14,227,000 of secured debt on one facility. We also funded $13,870,000 in capital improvements at a number of facilities in accordance with existing lease provisions. Such capital improvements generally result in an increase in the minimum rents earned by us on these facilities. At December 31, 2002, we had committed to fund additional capital improvements of approximately $29,000,000.

During 2002, we sold six buildings in six separate transactions for aggregate cash proceeds of $10,061,000. One of these buildings was written down to its fair value less costs to sell during 2001. We also recorded

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

receivables totaling $1,650,000 related to two of these sales for which no gain was recorded. We provided a mortgage loan with a net amount of $6,409,000 related to the sale of one skilled nursing facility for which no gain was recorded. The sale of these buildings resulted in an aggregate gain of $3,050,000 that is included in discontinued operations on the consolidated statement of operations. In addition, we acquired title to two skilled nursing facilities, two assisted and independent living facilities and one continuing care retirement community for which we previously had provided mortgage loans receivable having an aggregate mortgage balance of $29,146,000.

The following table lists our real estate properties as of December 31, 2003:

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
		(Dollar amounts in thousands)
Assisted and Independent Living Facilities:
Alabama	2	$1,681	$4,271	$5,952	$827	$—
Arizona	2	1,024	6,845	7,869	1,390	—
Arkansas	1	182	1,968	2,150	314	—
California	13	15,105	64,473	79,578	15,755	36,561
Colorado	7	5,815	70,903	76,718	8,183	29,347
Delaware	1	345	4,957	5,302	589	—
Florida	20	13,498	83,298	96,796	11,656	—
Idaho	1	544	11,304	11,848	2,119	—
Indiana	1	805	3,945	4,750	549	—
Kansas	4	1,885	11,672	13,557	1,896	—
Kentucky	1	110	2,672	2,782	401	—
Louisiana	1	831	6,554	7,385	683	—
Maryland	1	533	4,734	5,267	509	—
Massachusetts	1	1,758	9,249	11,007	1,265	—
Michigan	1	300	7,006	7,306	1,762	—
Nevada	2	1,219	12,397	13,616	1,970	6,161
New Jersey	2	1,757	5,859	7,616	516	—
New York	1	6,000	16,064	22,064	717	13,640
North Carolina	1	385	2,541	2,926	364	—
Ohio	11	3,623	35,535	39,158	5,307	—
Oklahoma	3	745	7,606	8,351	2,213	—
Oregon	6	2,077	26,857	28,934	6,092	8,381
Pennsylvania	4	2,260	27,817	30,077	3,899	—
Rhode Island	3	2,877	27,392	30,269	2,793	—
South Carolina	6	2,011	19,032	21,043	1,979	—
Tennessee	5	2,664	22,737	25,401	2,887	—
Texas	17	7,561	70,480	78,041	10,871	—
Virginia	2	1,651	11,322	12,973	1,042	—
Washington	6	2,306	31,858	34,164	3,794	—
West Virginia	1	705	5,495	6,200	563	—
Wisconsin	2	4,843	24,218	29,061	4,026	17,471

Subtotals	129	87,100	641,061	728,161	96,931	111,561

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)
Skilled Nursing Facilities:
Arizona	1	650	2,890	3,540	1,195	—
Arkansas	8	2,505	32,409	34,914	5,702	2,050
California	6	5,846	13,279	19,125	4,726	—
Connecticut	3	560	11,849	12,409	1,638	—
Florida	6	2,462	17,857	20,319	7,148	—
Georgia	1	562	3,780	4,342	588	—
Idaho	1	15	777	792	398	—
Illinois	2	157	5,392	5,549	2,232	—
Indiana	7	752	26,584	27,336	10,830	—
Kansas	8	639	10,680	11,319	3,258	—
Kentucky	2	475	8,611	9,086	246	—
Maryland	5	2,315	28,250	30,565	10,972	—
Massachusetts	12	5,580	71,183	76,763	11,901	—
Minnesota	3	1,783	18,327	20,110	7,302	—
Mississippi	1	750	3,717	4,467	550	—
Missouri	1	51	2,689	2,740	1,383	—
Nevada	1	740	3,617	4,357	1,018	—
North Carolina	1	116	2,244	2,360	1,154	—
Ohio	5	1,233	27,043	28,276	11,093	—
Oklahoma	3	98	3,842	3,940	2,165	—
Tennessee	5	1,878	16,629	18,507	3,818	—
Texas	56	9,497	121,408	130,905	20,393	—
Virginia	4	1,036	17,532	18,568	9,019	—
Washington	5	2,315	23,093	25,408	5,172	—
Wisconsin	7	865	12,009	12,874	6,080	—

Subtotals	154	42,880	485,691	528,571	129,981	2,050

Continuing Care Retirement Communities:
Arizona	1	1,980	10,357	12,337	366	—
California	1	1,600	10,827	12,427	2,511	—
Colorado	1	400	2,715	3,115	883	—
Florida	1	1,300	19,893	21,193	3,068	—
Georgia	1	723	10,769	11,492	1,372	—
Kansas	1	687	12,517	13,204	2,223	—
Massachusetts	1	1,351	12,941	14,292	2,097	—
Tennessee	1	174	3,004	3,178	250	—
Texas	1	1,848	29,022	30,870	4,693	—
Wisconsin	2	11,067	54,586	65,653	9,987	20,164

Subtotals	11	21,130	166,631	187,761	27,450	20,164

Rehabilitation Hospital:
Arizona	1	1,275	9,435	10,710	2,722	—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
		(Dollar amounts in thousands)
Long-Term Acute Care Hospital:
Arizona	1	242	6,119	6,361	2,322	—

Construction in Progress:
California	—	375	7,226	7,601	—	—

Total Facilities	296	$153,002	$1,316,163	$1,469,165	$259,406	$133,775

At December 31, 2003, two of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. We believe that if the leases ultimately are rejected, we should be able to re-lease or operate the facilities upon terms that would not have a long-term material adverse effect on our company.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. Two of these leases were rejected. One was leased to a new operator resulting in an annual rent reduction of approximately $150,000. The other rejected facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha had originally advised us that it intended to affirm the leases for the three remaining facilities, but has now indicated it plans to reject them. We have signed leases with two new operators for all three facilities at rates consistent with those previously paid by Alpha. The new leases will become effective in second quarter 2004.

•	Infinia (Filed December 2003). Infinia and its related entities operate three of our facilities. Certain related entities of Infinia have filed for bankruptcy protection, one of which leases one of these facilities. The bankrupt entity has filed a motion with the court to affirm our lease “as is”. We expect the bankruptcy court to approve this motion. If it does not, we believe we will be able to lease the facility to another operator on terms substantially consistent with the current lease.

Lexington Healthcare, Inc. filed for protection under the United States bankruptcy laws in April 2003. At the time, it operated two of our facilities under a master lease. The lease was rejected during fourth quarter 2003. We have leased the buildings to a new operator under a master lease with an annual rent reduction of approximately $450,000 from the prior lease, however we may not receive any rent during the first three quarters of 2004 unless occupancy levels exceed a specified target. As we have recognized revenue on a cash basis for these facilities subsequent to the date of the bankruptcy filing, we did not recognize any revenue from September 2003 to December 2003.

In January 2003, Alterra, our largest operator, filed for protection under the United States bankruptcy laws. Alterra operates 54 of our facilities and its subsidiaries, which did not file for bankruptcy protection, operate all 49 of the facilities owned by our joint venture. In December 2003, Alterra emerged from bankruptcy and completed its restructuring activities. None of our leases or the leases of our joint venture was rejected in the bankruptcy proceeding and all of those leases are continuing without any rental reductions or other material lease concessions.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

In 2001, we leased ten facilities that had previously been leased by Balanced Care Corporation (BCC) to a new private operator, Senior Services of America, after BCC defaulted on its leases in December 2000. The facilities were constructed and opened during 1999 and 2000 with an aggregate investment of $68,712,000. During 2001, we recognized revenues on a straight-lined basis related to these buildings in excess of cash received of approximately $5,200,000. As a result of lower than expected operating results in 2002, we fully reserved this deferred rent receivable balance and are now recognizing revenue from this lease on a cash basis. For more detail regarding the reserve, please see Note 17 below.

4.    Mortgage Loans Receivable

During 2003, we financed the sale of one skilled nursing facility with a mortgage loan with a net amount of $1,705,000. We also acquired title to one skilled nursing facility for which we previously provided a mortgage loan for $76,000 over the existing mortgage loan balance of $6,557,000. In addition, three amortizing mortgage loans with no balloon payments matured during the year.

During 2002, we financed the sale of one skilled nursing facility with a mortgage loan with a net amount of $6,409,000. Also during 2002, one mortgage loan receivable with a net book value of $3,815,000 secured by one skilled nursing facility and one continuing care retirement community was prepaid in full. In addition, portions of three mortgage loans receivable totaling $13,607,000 secured by two skilled nursing facilities, one assisted and independent living facility and one continuing care retirement community were also prepaid at par.

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

At December 31, 2003, there was no investment in impaired loans. At December 31, 2002, there was no investment in impaired loans as we had acquired title, as part of certain debt restructurings, to all real estate properties securing impaired mortgage loans during 2002 and 2001.

The following table presents the average investment in impaired loans (using the balances of the impaired loans at each respective year end to compute the average), the interest income recognized on the impaired loans and the interest received in cash on the impaired loans during the periods for which we present our results of operations:

	2003	2002	2001
	(In thousands)
Average investment in impaired loans	$—	$17,921	$35,459
Interest income on impaired loans	$—	$353	$3,174
Cash basis interest income	$—	$353	$2,214

We recognize interest income on impaired loans to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loans, other receivables and all related accrued interest. Once the total of the loans, other receivables and all related accrued interest is equal to our estimate of the fair value of the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

collateral, we recognize interest income on a cash basis. We provide reserves against impaired loans to the extent our total investment exceeds our estimate of the fair value of the loan collateral.

At December 31, 2003, we held 21 mortgage loans receivable secured by 25 skilled nursing facilities, two assisted and independent living facilities and one continuing care retirement community. The mortgage loans receivable have an aggregate principal balance of $95,723,000 and are reflected in our consolidated balance sheets net of an aggregate discount totaling $2,337,000. The principal balances of mortgage loans receivable as of December 31, 2003 mature as follows:

Year	Maturities	Year	Maturities
2004	$7,708,000	2007	$19,086,000
2005	5,734,000	2008	5,559,000
2006	10,045,000	Thereafter	47,591,000

The following table lists our mortgage loans receivable at December 31, 2003:

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
	(Dollar amounts in thousands)
Assisted and Independent Living Facilities:
Massachusetts	1	9.52%	06/23	$8,500	$8,500	$8,500
North Carolina	1	10.44%	05/07	2,950	2,950	2,950

Subtotals	2			11,450	11,450	11,450

Skilled Nursing Facilities:
Arkansas	3	10.00%	12/06	4,946	5,500	5,103
Florida	1	12.05%	07/06	4,400	4,400	4,400
Florida	1	10.00%	05/08	4,850	4,850	4,704
Florida	1	10.00%	12/04	1,408	1,430	1,319
Florida	1	10.65%	11/07	6,913	7,051	6,387
Illinois	1	9.00%	01/24	—	9,500	8,501
Illinois	1	11.00%	12/05	1,110	1,110	1,110
Kansas	1	10.83%	09/04	2,615	2,615	1,705
Louisiana	1	10.89%	04/15	2,407	3,850	3,617
Massachusetts	1	8.75%	02/24	4,474	9,000	8,252
Michigan	2	14.81%	01/05	2,501	3,000	2,501
Michigan	1	9.00%	01/05	1,222	1,800	1,291
Missouri	2	12.22%	08/11	5,623	17,250	5,623
Oregon	1	10.00%	01/05	—	642	254
South Dakota	1	11.35%	05/05	—	4,275	210
Tennessee	1	11.12%	01/07	8,550	8,550	8,550
Washington	4	11.00%	10/19	—	6,000	5,289
Wisconsin	1	11.35%	05/05	—	1,350	127

Subtotals	25			51,019	92,173	68,943

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
Continuing Care Retirement Community:
Oklahoma	1	9.55%	03/31	375	14,200	12,993

Total	28			$62,844	$117,823	$93,386

(1)	Most mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Four of the mortgage loans receivable have decreasing principal and interest payments over the life of the loans. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred. Four mortgage loans receivable do not allow prepayments.

The following table summarizes the changes in mortgage loans receivable during 2003 and 2002:

	2003	2002
	(In thousands)
Balance at January 1	$99,292	$140,474
New mortgage loans	1,815	6,409
Accretion of discount on loans	513	1,016
Reclassification of loans to real estate	(6,557)	(29,146)
Collection of principal	(1,677)	(19,461)
Mortgage loan reserve	—	—

Balance at December 31	$93,386	$99,292

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

In addition to our 25% share of the income from the joint venture, we receive a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $369,000 during the year ended December 31, 2003 and were $223,000 during the year ended December 31, 2002. Amounts due to us from the joint venture amounted to $31,000 as of December 31, 2003 and $89,000 at December 31, 2002.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

The agreement contains reciprocal buy/sell provisions that allow either of us at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the interest of the partner making the offer on the same economic terms.

The balance sheet and income statement for the joint venture below present its financial position as of December 31, 2003 and 2002 and its results of operations for the two years then ended (in thousands).

BALANCE SHEET

	2003	2002
ASSETS
Real estate:
Land	$13,410	$13,410
Buildings and improvements	108,453	107,720

	121,863	121,130
Less accumulated depreciation	(4,948)	(1,944)

	116,915	119,186
Cash and cash equivalents	5,761	8,312
Other assets	1,300	1,697

	$123,976	$129,195

LIABILITIES AND EQUITY
Notes and bonds payable	$60,790	$60,831
Accounts payable and accrued liabilities	3,891	3,904
Equity:
Capital contributions	65,501	65,501
Distributions	(16,300)	(4,900)
Cumulative net income	10,094	3,859

Total equity	59,295	64,460

	$123,976	$129,195

INCOME STATEMENT

	2003	2002
Rental income	$14,771	$8,777
Expenses:
Interest and amortization of deferred financing costs	4,835	2,732
Depreciation and amortization	3,004	1,944
General and administrative	697	350

	8,536	5,026

Income from continuing operations	6,235	3,751
Discontinued operations	—	108

Net income	$6,235	$3,859

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

6.    Assets Held for Sale

During 2003, we sold four buildings and four land parcels in eight separate transactions for net proceeds of $5,849,000, resulting in an aggregate loss of $205,000. These assets had previously been written down to their individual estimated fair values less costs to sell during 2003 and 2002. We also received $140,000 from the sale of a portion of another of the land parcels and $30,000 from the sale of equipment at one building that served to reduce our basis in those assets. In addition, we recorded an impairment of assets charge of $645,000 related to three of the assets held for sale, as discussed in more detail below in Note 17. During 2003 we did not classify any additional assets as held for sale.

At December 31, 2003, one building and three land parcels remain in assets held for sale. At December 31, 2002, there were five buildings and seven land parcels classified as assets held for sale. We intend to dispose of the assets classified as assets held for sale at December 31, 2003 within one year.

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale. As required by SFAS No. 144, the net book values of these assets were reclassified to assets held for sale and the operations of these assets have been included in discontinued operations for all periods presented. See Note 18 for the detail of the amounts classified or reclassified as discontinued operations.

During 2002, we recorded an impairment of assets charge in discontinued operations totaling $10,828,000 to write 12 of these assets down to their individual estimated fair values less costs to sell. During 2002, we sold five buildings and one land parcel in six separate transactions for net proceeds of $4,298,000. These sales resulted in a net loss of $447,000 that is included in discontinued operations on our consolidated statement of operations.

7.    Other Assets

At December 31, 2003 and 2002, other assets consisted of:

	2003	2002
	(In thousands)
Other receivables	$18,554	$14,829
Deferred rent, net	9,400	8,979
Deferred finance costs	5,919	5,825
Capitalized lease and loan origination costs	5,362	4,777
Investments and restricted funds	4,487	4,153
Other	2,966	3,677

	$46,688	$42,240

8.    Borrowings Under Unsecured Revolving Credit Facility

At December 31, 2003, we had $63,000,000 outstanding on our $150,000,000 unsecured credit agreement with certain banks that matures on November 7, 2005. At our option, borrowings under the agreement bear interest at prime (4.0% at December 31, 2003) or LIBOR plus 1.2% (2.39% at December 31, 2003). We pay a facility fee of 0.3% per annum on the total commitment under the agreement.

Under covenants contained in the credit agreement, we are required to maintain, among other things: (i) a minimum net asset value of $500,000,000; (ii) a ratio of total indebtedness to capitalization value of not more than 60%; (iii) an interest coverage ratio of at least 2.5 to 1.0; (iv) a fixed charge coverage ratio of at least 1.75 to 1.0; (v) a secured indebtedness ratio of not more than 15%; (vi) an unsecured interest coverage ratio of at least 2.5 to 1.0; (vii) floating rate debt of no more than 25% of total debt; (viii) an unencumbered asset value ratio of no more than 60%; and (ix) a minimum rent/mortgage interest coverage ratio of at least 1.25 to 1.0. As of December 31, 2003, we were in compliance with all of the above covenants.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

9.    Senior Notes Due 2004-2038

During 2003, we repaid $74,000,000 in aggregate principal amount of medium-term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 2003 was $540,750,000. For the year ended December 31, 2003, the weighted average interest rate on the Senior Notes was 7.81% and the weighted average maturity was 10.8 years. The principal balances of the Senior Notes as of December 31, 2003 mature as follows:

Year	Maturities	Year	Maturities
2004	$67,750,000	2007	$85,000,000
2005	18,000,000	2008	25,000,000
2006	63,500,000	Thereafter	281,500,000

There are $55,000,000 of medium-term notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2004, 2007, 2009, 2012, 2017, or 2027. There are $41,500,000 of medium-term notes due in 2028 which may be put back to us at their face amount at the option of the holder on November 20th of any of the following years: 2008, 2013, 2018, or 2023. There are $40,000,000 of medium-term notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2008, 2013, 2018, 2023, or 2028.

10.    Notes and Bonds Payable

The aggregate principal amount of notes and bonds payable at December 31, 2003 was $133,775,000. Notes and bonds payable are due through the year 2035, at interest rates ranging from 1.1% to 10.5% and are secured by real estate properties with an aggregate net book value as of December 31, 2003 of $157,517,000. During 2003, we entered into a new mortgage in the amount of $29,475,000. The mortgage is secured by one assisted living facility and has a term of ten years at a fixed rate of 5.99%. In addition, we refinanced two mortgages with a combined balance of $12,398,000 in order to reduce the interest rates to 5.32% and 5.53%. During 2003, we also repaid industrial revenue bonds totaling $2,300,000 with a blended interest rate of 9.89% secured by one continuing care retirement community. The principal balances of the notes and bonds payable as of December 31, 2003 mature as follows:

Year	Maturities	Year	Maturities
2004	$2,905,000	2007	$ 3,039,000
2005	15,904,000	2008	3,070,000
2006	2,844,000	Thereafter	106,013,000

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

12.    Common Stock

In order to enhance our capital base and improve our liquidity, we sold 9,625,000 shares of common stock in May 2003, at a negotiated price of $12.00 per share to a select group of institutional investors, all but one of which were existing stockholders. This private placement resulted in net proceeds to us of approximately $112,800,000 after placement agent, legal and other fees of approximately $2,700,000. In connection with this offering, we reduced our quarterly dividend payable to $0.37 per share, representing a reduction of $0.09 per share, or approximately 20% from the rate we had previously paid dividends.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at December 31, 2003 is 2%. During the year ended December 31, 2003, we issued approximately 177,000 shares of common stock resulting in net proceeds of approximately $3,094,000.

13.    Stock Incentive Plan

Under the terms of a stock incentive plan (the Plan), we have reserved for issuance 1,600,000 shares of common stock. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. We began accounting for the Plan under SFAS No. 123 during 1999 for options granted in 1999 and thereafter.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

A summary of the status of the Plan at December 31, 2003, 2002 and 2001 and changes during the years then ended are as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	624,500	$19.38	609,000	$19.37	529,000	$20.62
Granted	172,500	15.19	140,000	19.64	135,000	14.98
Exercised	—	—	(40,000)	14.63	(4,167)	14.38
Forfeited	—	—	(84,500)	21.95	(50,833)	21.20
Expired	—	—	—	—	—	—

Outstanding at end of year	797,000	18.47	624,500	19.38	609,000	19.37

Exercisable at end of year	504,500	19.67	394,500	20.54	361,500	21.92

Weighted average fair value of options granted	$0.82		$1.70		$0.60

Restricted Stock:
Outstanding at beginning of year	24,000		28,000		26,000
Awarded	12,000		10,000		10,000
Vested	(8,000)		(14,000)		(8,000)
Forfeited	—		—		—

Outstanding at end of year	28,000		24,000		28,000

Weighted average fair value of restricted stock awarded	$14.20		$19.60		$14.88

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant. Options at December 31, 2003 have a weighted average contractual life of six years. The exercise prices of the options range from $14.20 to $26.19.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Risk free rate of return	4.17%	4.90%	5.15%
Dividend yield	11.46%	9.37%	12.30%
Option term	10 years	10 years	10 years
Volatility	28.73%	28.84%	27.21%

Amortization expense recorded in 2003, 2002 and 2001 related to stock options was $122,000, $148,000 and $88,000, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

The restricted stock awards are granted at no cost. Restricted stock awards vest at the third anniversary of the award date with respect to non-employee directors and at the fifth anniversary with respect to officers and employees. Subsequent to 1995, only non-employee directors receive restricted stock awards, and the remaining restricted stock issued to officers and employees fully vested in 2000. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense recorded in 2003, 2002 and 2001 related to restricted stock awards was $149,000, $194,000 and $150,000, respectively.

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

14.    Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes 457,000, 307,000 and 361,500 of stock options with option prices that would not be dilutive in 2003, 2002 and 2001, respectively. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Years Ended December 31,
	2003		2002		2001
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$55,962		$41,230		$59,242
Less: preferred stock dividends	(7,677)		(7,677)		(7,677)

Amounts used to calculate Basic EPS	48,285	55,623	33,553	48,829	51,565	46,793
Effect of dilutive securities:
Stock options	—	31	—	40	—	43

Amounts used to calculate Diluted EPS	$48,285	55,654	$33,553	48,869	$51,565	46,836

15.    Pension Plan

During 1991, we adopted an unfunded benefit pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

The following tables set forth the amounts recognized in our financial statements:

	2003	2002
Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,175,000	$1,084,000
Service cost	77,000	61,000
Interest cost	73,000	73,000
Actuarial loss	23,000	32,000
Benefits paid	(100,000)	(75,000)

Benefit obligation at end of year	$1,248,000	$1,175,000

	2003	2002
Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	100,000	75,000
Benefits paid	(100,000)	(75,000)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Benefit obligation at end of year	$(1,248,000)	$(1,175,000)
Fair value of plan assets at end of year	—	—

Funded status at end of year	(1,248,000)	(1,175,000)
Unrecognized net actuarial loss	39,000	16,000

Accrued benefit cost	$(1,209,000)	$(1,159,000)

Net periodic pension cost:
Service cost	$77,000	$61,000
Interest cost	73,000	73,000
Amortization of prior service cost	—	—

Net periodic pension cost	$150,000	$134,000

Discount rates of 6.0% and 6.5% in 2003 and 2002, respectively, and a 5.0% increase in the annual retainer every other year, were used in the calculation of the amounts above.

16.    Transactions with Significant Lessees

As of December 31, 2003, 54 of our owned facilities are leased to and operated by subsidiaries of Alterra. Revenues from Alterra were $19,922,000, $21,709,000 and $19,430,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, all 49 of the facilities owned by our joint venture are leased to Alterra. For more detail about the joint venture, see Note 5 above.

As of December 31, 2003, 16 of our owned facilities are leased to and operated by American Retirement Corporation (ARC). Revenues from ARC were $18,933,000, $15,122,000 and $12,594,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

As of December 31, 2003, 17 of our owned facilities are leased to and operated by Atria Senior Living Group (Atria). Revenues from Atria were $17,969,000, $16,321,000, and $14,202,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

17.    Impairment of Assets

During the year ended December 31, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. During 2003, we entered into agreements to sell two assets for less than our net book value and became aware of facts and circumstances indicating another asset had become impaired.

During first quarter 2002, we became aware of facts and circumstances indicating that certain assets had become impaired. After analyzing the assets and the facts, we recorded an impairment of assets charge in continuing operations of $12,472,000. As a result of lower than expected operating results for the first quarter of 2002 at ten facilities operated by Senior Services of America that were previously operated by Balanced Care Corporation (BCC) prior to its default on its leases in December 2000 and six facilities operated by another operator, we changed our estimate of the recoverability of the deferred rent related to these facilities at the end of March 2002. We determined that the most appropriate method of recognizing revenues for these facilities, given the operating results, was to record revenues only to the extent cash was actually received. Accordingly, we fully reserved the deferred rent balance outstanding and all related notes receivable outstanding, totaling $8,305,000, as part of the impairment of assets charge in continuing operations. In addition, the impairment of assets charge reported in continuing operations also included a reserve of $4,167,000 to fully reserve a loan previously made to the operator of a large continuing care retirement community in Florida. The collectibility of that loan became uncertain due to developments at the facility during the first quarter of 2002 that we believed might necessitate a change in operators. A new operator took over the facility in September 2002.

During 2002, we classified ten unoccupied buildings and eight land parcels as assets held for sale and transferred the net book values of these assets to assets held for sale on the balance sheet as required by SFAS No. 144. We recorded an impairment of assets charge in discontinued operations of $10,828,000 related to the write-down of 12 of these assets to their individual estimated fair values less costs to sell. See Note 6 for additional information regarding these assets.

During 2001, we became aware of facts and circumstances indicating that certain assets had become impaired. After analyzing these assets, we recorded an impairment of assets charge totaling $11,195,000. Included in this amount is $3,972,000 for the write-down of three skilled nursing facilities to their fair values less costs to sell that is reported in discontinued operations because the facilities were either sold or classified as held for sale during 2002. The impairment of assets charge in continuing operations totaling $7,223,000 included the provision of a reserve against mortgage loans receivable of $1,500,000, the write-off of $1,449,000 of deferred rent related to facilities returned by BCC and $4,274,000 of receivable write-offs and reserves against other assets that we believed had become impaired.

18.    Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

discontinued operations. See Note 3 and Note 6 for more detail regarding the facilities sold and classified as held for sale during 2003. The following table details the amounts reclassified to discontinued operations:

	Years ended December 31,
	2003	2002	2001
	(In thousands)
Rental income	$2,227	$6,031	$5,438
Interest and other income	—	412	54

	2,227	6,443	5,492

Depreciation and amortization	759	1,809	3,229
General and administrative	618	1,085	440
Impairment of assets	645	10,828	3,972

	2,022	13,722	7,641

Income (loss) from discontinued operations	205	(7,279)	(2,149)
Gain (loss) on sale of facilities	(2,725)	2,603	11,245

Discontinued operations	$(2,520)	$(4,676)	$9,096

19.    Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2003	2002	2001
Ordinary income	$0.87	$0.71	$1.07
Capital gain	—	—	0.19
Return of capital	0.70	1.13	0.58

Total dividends paid	$1.57	$1.84	$1.84

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

20.    Quarterly Financial Data (unaudited)

Amounts in the tables below may not add across due to rounding differences and discontinued operations reclassifications.

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2003:
Revenues	$41,528	$40,570	$40,971	$41,458
Income available to common stockholders	10,991	12,173	12,759	9,843
Basic/diluted income available to common stockholders per share	0.22	0.22	0.22	0.17
Dividends per share	0.46	0.37	0.37	0.37

2002:
Revenues	$36,950	$36,404	$39,724	$39,590
Income (loss) available to common stockholders	(2,053)	13,284	12,334	5,313
Basic/diluted income (loss) available to common stockholders per share	(0.04)	0.27	0.25	0.11
Dividends per share	0.46	0.46	0.46	0.46

21.    Subsequent Event

In January 2004, we issued 7,475,000 shares of common stock in an underwritten public offering at a price of $19.73 per share. This issuance resulted in net proceeds of approximately $139,700,000 after underwriting discounts and legal and other fees of approximately $7,800,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility of approximately $96,000,000 and the remaining proceeds of approximately $43,700,000 are held in cash for general corporate purposes, including future acquisitions.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities:
Decatur	AL	$1,824	$—	$1,484	$1,824	$3,308	$378	1987	1996
Hanceville	AL	2,447	—	197	2,447	2,644	449	1996	1996
Benton	AR	1,479	489	182	1,968	2,150	314	1990	1998
Chandler	AZ	2,753	—	505	2,753	3,258	373	1998	1998
Mesa	AZ	1,392	2,700	519	4,092	4,611	1,017	1985	1996
Carmichael	CA	7,929	755	1,500	8,684	10,184	2,462	1984	1995
Chula Vista (3)	CA	6,281	72	950	6,353	7,303	1,477	1989	1995
Encinitas (4)	CA	5,017	126	1,000	5,143	6,143	1,360	1984	1995
Mission Viejo (3)	CA	3,544	89	900	3,633	4,533	890	1985	1995
Novato (4)	CA	3,658	403	2,500	4,061	6,561	1,093	1978	1995
Placentia	CA	3,801	184	1,320	3,985	5,305	1,122	1982	1995
Rancho Cucamonga (4)	CA	4,156	269	610	4,425	5,035	1,072	1987	1995
San Dimas	CA	3,577	225	1,700	3,802	5,502	1,016	1975	1995
San Jose	CA	7,252	—	850	7,252	8,102	1,042	1998	1998
San Juan Capistrano (4)	CA	3,834	172	1,225	4,006	5,231	981	1985	1995
San Juan Capistrano	CA	6,344	235	700	6,579	7,279	1,498	1985	1995
Santa Maria	CA	2,649	118	1,500	2,767	4,267	750	1967	1995
Vista	CA	3,701	82	350	3,783	4,133	992	1980	1996
Aurora	CO	7,923	45	919	7,968	8,887	2,115	1983	1995
Aurora	CO	10,119	—	715	10,119	10,834	1,202	1999	1999
Boulder	CO	4,739	12	184	4,751	4,935	1,083	1992	1995
Boulder	CO	4,811	13	833	4,824	5,657	963	1985	1995
Brighton	CO	2,158	—	210	2,158	2,368	351	1997	1997
Denver (5)	CO	28,682	—	2,350	28,682	31,032	1,229	1987	2002
Denver	CO	12,401	—	604	12,401	13,005	1,240	2000	2000
Hockessin	DE	4,957	—	345	4,957	5,302	589	1999	1999
Clearwater	FL	3,790	—	1,231	3,790	5,021	142	1998	2002
Gainesville	FL	2,699	9	356	2,708	3,064	433	1997	1997
Gainesville	FL	3,313	2	310	3,315	3,625	414	1998	1998
Hudson	FL	8,139	550	1,665	8,689	10,354	1,923	1986	1996
Jacksonville	FL	2,375	19	366	2,394	2,760	401	1997	1997
Jacksonville	FL	2,770	9	226	2,779	3,005	433	1997	1997
LeHigh Acres	FL	2,600	16	307	2,616	2,923	401	1997	1997
Naples	FL	4,084	—	1,182	4,084	5,266	655	1997	1997
Naples	FL	10,797	—	1,140	10,797	11,937	1,305	1999	1999
Palm Coast	FL	2,580	16	406	2,596	3,002	387	1997	1997
Panama City	FL	2,659	31	353	2,690	3,043	361	1998	1998
Pensacola	FL	5,626	798	408	6,424	6,832	627	1999	1999
Port Charlotte	FL	2,655	12	245	2,667	2,912	421	1997	1997
Punta Gorda	FL	2,691	47	210	2,738	2,948	433	1997	1997
Rotunda	FL	2,628	18	123	2,646	2,769	395	1997	1997
St Petersburg	FL	2,396	985	2,000	3,381	5,381	668	1993	1995
Tallahassee	FL	9,084	179	696	9,263	9,959	984	1999	1999
Tavares	FL	2,466	4	156	2,470	2,626	411	1997	1997
Titusville	FL	4,706	—	1,742	4,706	6,448	471	1987	2000
Venice	FL	2,535	10	376	2,545	2,921	391	1997	1997
Boise	ID	5,586	5,718	544	11,304	11,848	2,119	1978	1995
Carmel	IN	3,861	84	805	3,945	4,750	549	1998	1998
Lawrence	KS	3,822	—	932	3,822	4,754	541	1995	1998
Salina	KS	1,921	—	200	1,921	2,121	324	1996	1997
Salina	KS	2,887	—	329	2,887	3,216	467	1989	1998
Topeka	KS	2,955	87	424	3,042	3,466	564	1986	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities: (continued)
Murray	KY	2,547	125	110	2,672	2,782	401	1998	1998
Mandeville	LA	6,554	—	831	6,554	7,385	683	1999	1999
Pittsfield	MA	9,052	197	1,758	9,249	11,007	1,265	1998	1998
Hagerstown	MD	3,785	949	533	4,734	5,267	509	1999	1999
Riverview	MI	6,939	67	300	7,006	7,306	1,762	1987	1995
Hickory	NC	2,531	10	385	2,541	2,926	364	1997	1998
Brick	NJ	2,428	—	1,102	2,428	3,530	66	1999	2002
Deptford	NJ	3,430	1	655	3,431	4,086	450	1998	1998
Sparks (6)	NV	5,119	—	505	5,119	5,624	878	1991	1997
Sparks (7)	NV	7,278	—	714	7,278	7,992	1,092	1993	1997
Centereach (8)	NY	15,204	860	6,000	16,064	22,064	717	1973	2002
Dayton	OH	1,916	11	270	1,927	2,197	292	1997	1997
Dublin	OH	5,793	10	356	5,803	6,159	786	1998	1998
Fairfield	OH	1,917	8	270	1,925	2,195	308	1997	1997
Greenville	OH	2,311	9	215	2,320	2,535	371	1997	1997
Hilliard	OH	7,056	1,897	652	8,953	9,605	979	1999	1999
Lancaster	OH	2,084	11	350	2,095	2,445	278	1998	1998
Newark	OH	2,047	2	225	2,049	2,274	333	1997	1997
Sharonville	OH	4,013	37	225	4,050	4,275	1,019	1986	1995
Springdale	OH	2,092	2	440	2,094	2,534	327	1997	1997
Urbana	OH	2,118	4	150	2,122	2,272	326	1997	1997
Youngstown	OH	2,191	6	470	2,197	2,667	288	1998	1998
Broken Arrow	OK	1,445	14	178	1,459	1,637	253	1996	1997
Oklahoma City	OK	3,897	698	392	4,595	4,987	1,691	1982	1994
Oklahoma City	OK	1,531	21	175	1,552	1,727	269	1996	1997
Albany	OR	3,657	4,570	511	8,227	8,738	1,990	1968	1995
Albany (9)	OR	2,465	8	92	2,473	2,565	658	1984	1995
Forest Grove (10)	OR	3,152	—	401	3,152	3,553	720	1994	1995
Gresham	OR	4,647	—	—	4,647	4,647	1,062	1988	1995
McMinnville (11)	OR	3,976	—	760	3,976	4,736	795	1989	1995
Medford	OR	4,326	56	313	4,382	4,695	867	1990	1995
Center Square	PA	11,078	55	1,000	11,133	12,133	2,114	2001	2001
Indiana	PA	2,706	—	194	2,706	2,900	155	1997	2002
South Fayette Twn	PA	8,023	1,395	653	9,418	10,071	1,071	1999	1999
York	PA	3,790	770	413	4,560	4,973	559	1999	1999
E. Greenwich	RI	8,277	235	1,200	8,512	9,712	846	2000	2000
Lincoln	RI	9,612	29	477	9,641	10,118	970	2000	2000
Portsmouth	RI	9,155	84	1,200	9,239	10,439	977	1999	1999
Clinton	SC	2,560	—	87	2,560	2,647	444	1997	1998
Columbia	SC	2,664	13	210	2,677	2,887	383	1997	1998
Goose Creek	SC	2,336	—	619	2,336	2,955	134	1998	2002
Greenville	SC	6,397	—	613	6,397	7,010	240	2000	2002
Greenwood	SC	2,648	—	107	2,648	2,755	459	1997	1998
Greer	SC	2,389	25	375	2,414	2,789	319	1998	1998
Brentwood	TN	2,302	—	600	2,302	2,902	494	1995	1995
Bristol	TN	4,130	1,142	406	5,272	5,678	613	1999	1999
Germantown	TN	4,623	10	755	4,633	5,388	618	1998	1998
Johnson City	TN	4,289	993	404	5,282	5,686	569	1999	1999
Murfreesboro	TN	4,240	1,008	499	5,248	5,747	593	1999	1999
College Station	TX	1,726	—	278	1,726	2,004	234	1994	1998
Corsicana	TX	1,494	20	117	1,514	1,631	265	1996	1996
Dallas	TX	3,500	809	308	4,309	4,617	2,042	1981	1994
Denton	TX	1,425	17	185	1,442	1,627	252	1996	1996

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted Living Facilities: (continued)
Ennis	TX	1,409	26	119	1,435	1,554	250	1996	1996
Houston	TX	7,194	—	1,235	7,194	8,429	989	1998	1998
Houston	TX	8,945	—	985	8,945	9,930	1,062	1999	1999
Houston	TX	7,184	—	1,089	7,184	8,273	838	1999	1999
Houston	TX	7,052	—	1,089	7,052	8,141	837	1999	1999
Houston	TX	7,892	—	493	7,892	8,385	1,085	1998	1998
Lakeway	TX	10,542	—	579	10,542	11,121	1,296	1999	1999
Lewisville	TX	1,892	25	260	1,917	2,177	312	1997	1997
Mansfield	TX	1,575	63	225	1,638	1,863	278	1996	1997
Paris	TX	1,465	5	166	1,470	1,636	259	1996	1996
Richland Hills	TX	1,616	21	223	1,637	1,860	283	1996	1997
Richland Hills	TX	2,211	739	65	2,950	3,015	322	1998	1998
Weatherford	TX	1,596	37	145	1,633	1,778	267	1996	1997
Martinsville	VA	3,049	4	1,001	3,053	4,054	267	2000	2000
Midlothian	VA	8,269	—	650	8,269	8,919	775	2000	2000
Bellevue	WA	4,467	—	766	4,467	5,233	605	1998	1998
Richland	WA	6,052	181	172	6,233	6,405	1,408	1990	1995
Spokane	WA	4,121	—	466	4,121	4,587	135	1959	2003
Tacoma	WA	5,208	15	402	5,223	5,625	846	1997	1997
Tacoma	WA	6,686	—	—	6,686	6,686	32	1988	2003
Yakima	WA	5,122	6	500	5,128	5,628	768	1998	1998
Menomonee Falls (12)	WI	13,190	—	4,161	13,190	17,351	2,355	1989	1997
West Allis (13)	WI	8,117	2,911	682	11,028	11,710	1,671	1996	1997
Hurricane	WV	4,475	1,020	705	5,495	6,200	563	1999	1999

		605,247	35,814	87,100	641,061	728,161	96,931

Skilled Nursing Facilities:
Benton	AR	4,659	9	685	4,668	5,353	744	1992	1998
Bryant	AR	4,889	16	320	4,905	5,225	782	1989	1998
Hot Springs	AR	2,321	—	54	2,321	2,375	1,155	1978	1986
Lake Village	AR	4,318	15	261	4,333	4,594	605	1998	1998
Monticello	AR	3,295	8	300	3,303	3,603	461	1995	1998
Morrilton	AR	3,703	7	250	3,710	3,960	592	1988	1998
Morrilton	AR	4,995	2	308	4,997	5,305	698	1996	1998
Wynne (14)	AR	4,165	7	327	4,172	4,499	665	1990	1998
Scottsdale	AZ	2,790	100	650	2,890	3,540	1,195	1963	1991
Chowchilla	CA	1,119	—	109	1,119	1,228	455	1965	1987
Gilroy	CA	1,892	—	714	1,892	2,606	772	1968	1991
Hayward	CA	1,222	221	795	1,443	2,238	577	1968	1991
Orange	CA	5,059	23	1,141	5,082	6,223	1,451	1987	1992
San Jose	CA	1,136	571	1,595	1,707	3,302	665	1968	1991
Santa Cruz	CA	1,596	440	1,492	2,036	3,528	806	1964	1991
Hartford	CT	4,154	379	350	4,533	4,883	285	1969	2001
Torrington	CT	2,555	499	140	3,054	3,194	1,086	1969	1987
Winstead	CT	3,495	767	70	4,262	4,332	267	1960	2001
Ft. Pierce	FL	2,758	280	125	3,038	3,163	1,643	1960	1985
Jacksonville	FL	2,787	140	498	2,927	3,425	701	1965	1996
Jacksonville	FL	1,760	5	1,503	1,765	3,268	290	1997	1997
Live Oak	FL	3,217	1,750	50	4,967	5,017	2,103	1983	1986
Pensacola	FL	1,833	—	77	1,833	1,910	756	1962	1987
Winter Park	FL	3,327	—	209	3,327	3,536	1,655	1982	1986
Flowery Branch	GA	3,115	665	562	3,780	4,342	588	1970	1997
Buhl	ID	777	—	15	777	792	398	1913	1986
Lasalle	IL	2,703	—	127	2,703	2,830	1,119	1975	1991
Litchfield	IL	2,689	—	30	2,689	2,719	1,113	1974	1991

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Brookville	IN	4,120	—	81	4,120	4,201	1,150	1987	1992
Evansville	IN	5,324	—	280	5,324	5,604	2,204	1968	1991
New Castle	IN	5,173	—	43	5,173	5,216	2,141	1972	1991
Petersburg	IN	2,352	—	33	2,352	2,385	1,170	1970	1986
Richmond	IN	2,520	—	114	2,520	2,634	1,254	1975	1986
Rochester	IN	4,055	250	161	4,305	4,466	1,756	1969	1991
Wabash	IN	2,790	—	40	2,790	2,830	1,155	1974	1991
Belleville	KS	1,887	—	213	1,887	2,100	676	1977	1993
Colby	KS	599	117	50	716	766	351	1974	1986
Hiawatha	KS	788	35	150	823	973	121	1974	1998
Hutchinson	KS	1,855	161	75	2,016	2,091	661	1964	1994
Onaga	KS	652	88	6	740	746	395	1959	1986
Salina	KS	2,463	135	27	2,598	2,625	854	1981	1994
Topeka	KS	1,137	58	100	1,195	1,295	175	1973	1998
Yates Center	KS	700	5	18	705	723	25	1967	2002
Lexington	KY	4,238	—	225	4,238	4,463	121	1975	2003
Lexington	KY	4,373	—	250	4,373	4,623	125	1975	2003
Amesbury	MA	4,241	607	229	4,848	5,077	1,020	1971	1997
Beverly	MA	6,578	997	392	7,575	7,967	605	1998	1998
Brockton	MA	3,591	16	525	3,607	4,132	1,222	1971	1993
Danvers	MA	2,891	487	305	3,378	3,683	712	1969	1997
Danvers	MA	3,211	1,144	327	4,355	4,682	897	1962	1997
Danvers	MA	7,222	1,026	392	8,248	8,640	673	1998	1998
Haverhill	MA	5,707	1,764	660	7,471	8,131	2,266	1973	1993
Melrose	MA	4,029	531	432	4,560	4,992	805	1967	1998
N. Billerica	MA	3,137	300	800	3,437	4,237	1,096	1970	1994
Northborough	MA	2,509	9,953	300	12,462	12,762	483	1968	1998
Saugus	MA	5,262	514	374	5,776	6,150	1,223	1967	1997
Sharon	MA	1,097	4,369	844	5,466	6,310	899	1963	1996
Clinton	MD	5,017	946	400	5,963	6,363	2,244	1965	1987
Cumberland	MD	5,260	—	150	5,260	5,410	2,706	1968	1985
Hagerstown	MD	4,140	176	215	4,316	4,531	2,271	1971	1985
Kensington	MD	5,737	179	1,470	5,916	7,386	255	1954	2002
Westminster	MD	6,795	—	80	6,795	6,875	3,496	1973	1985
Duluth	MN	7,047	464	1,014	7,511	8,525	1,566	1971	1997
Minneapolis	MN	5,752	880	333	6,632	6,965	3,432	1941	1985
Minneapolis	MN	4,184	—	436	4,184	4,620	2,304	1961	1985
Maryville	MO	2,689	—	51	2,689	2,740	1,383	1972	1985
Columbus	MS	3,520	197	750	3,717	4,467	550	1976	1998
Hendersonville	NC	2,244	—	116	2,244	2,360	1,154	1979	1985
Sparks	NV	3,294	323	740	3,617	4,357	1,018	1988	1991
Boardman	OH	7,046	183	60	7,229	7,289	2,921	1962	1991
Columbus	OH	4,333	—	343	4,333	4,676	1,859	1984	1988
Galion	OH	3,420	86	24	3,506	3,530	1,417	1967	1991
Warren	OH	7,489	251	450	7,740	8,190	3,106	1967	1991
Wash Ct House	OH	4,086	149	356	4,235	4,591	1,790	1984	1988
Maud	OK	803	—	12	803	815	469	1960	1986
Sapulpa	OK	2,244	—	68	2,244	2,312	954	1970	1986
Tonkawa	OK	795	—	18	795	813	742	1962	1987
Celina	TN	853	—	150	853	1,003	289	1975	1993
Clarksville	TN	3,479	—	350	3,479	3,829	1,179	1967	1993
Decatur	TN	3,329	—	193	3,329	3,522	523	1981	1998
Jonesborough	TN	2,551	2	65	2,553	2,618	865	1982	1993
Madison	TN	6,415	—	1,120	6,415	7,535	962	1967	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Albany	TX	865	37	6	902	908	61	1978	2002
Austin	TX	3,726	46	360	3,772	4,132	195	1968	2002
Balch Springs	TX	2,135	18	64	2,153	2,217	123	1977	2002
Baytown	TX	1,902	154	61	2,056	2,117	685	1970	1990
Baytown	TX	2,388	296	90	2,684	2,774	856	1975	1990
Bogota	TX	1,820	36	13	1,856	1,869	908	1963	1986
Bowie	TX	3,205	28	127	3,233	3,360	164	1955	2002
Center	TX	1,424	229	22	1,653	1,675	532	1972	1990
Clarksville	TX	1,583	9	4	1,592	1,596	70	1965	2002
Cleburne	TX	1,615	32	128	1,647	1,775	106	1972	2002
Clyde	TX	874	33	10	907	917	56	1963	2002
Crowell	TX	960	7	2	967	969	43	1975	2002
Dallas	TX	2,644	117	64	2,761	2,825	152	1976	2002
El Paso	TX	1,888	—	166	1,888	2,054	801	1980	1988
El Paso	TX	1,628	92	206	1,720	1,926	100	1975	2002
Flowery Mound	TX	4,871	2	488	4,873	5,361	151	1995	2002
Fort Worth	TX	1,993	6	230	1,999	2,229	87	1969	2002
Fort Worth	TX	2,460	33	201	2,493	2,694	144	1971	2002
Garland	TX	1,619	148	238	1,767	2,005	591	1970	1990
Gilmer	TX	3,033	1,870	248	4,903	5,151	651	1990	1998
Greenville	TX	1,680	31	95	1,711	1,806	102	1976	2002
Henderson	TX	1,713	120	90	1,833	1,923	103	1966	2002
Houston	TX	4,155	336	408	4,491	4,899	1,549	1982	1993
Houston	TX	1,342	6	101	1,348	1,449	59	1977	2002
Humble	TX	1,821	221	140	2,042	2,182	663	1972	1990
Huntsville	TX	1,930	126	135	2,056	2,191	692	1968	1990
Jacksonville	TX	2,041	33	54	2,074	2,128	122	1973	2002
Linden	TX	2,520	70	25	2,590	2,615	895	1968	1993
Lubbock	TX	2,064	89	633	2,153	2,786	120	1977	2002
Marshall	TX	865	—	19	865	884	585	1964	1986
McAllen	TX	1,115	35	153	1,150	1,303	72	1966	2002
McAllen	TX	2,850	36	171	2,886	3,057	157	1982	2002
McKinney	TX	1,456	39	1,318	1,495	2,813	612	1967	1987
McKinney	TX	4,797	—	1,263	4,797	6,060	613	1967	2000
Mesquite	TX	2,658	32	153	2,690	2,843	146	1974	2002
Mineral Wells	TX	1,635	34	52	1,669	1,721	101	1975	2002
Mount Pleasant	TX	2,505	141	40	2,646	2,686	897	1970	1993
Munday	TX	498	80	2	578	580	45	1967	2002
Nacogdoches	TX	1,104	138	135	1,242	1,377	420	1973	1990
New Boston	TX	2,366	65	44	2,431	2,475	841	1966	1993
Omaha	TX	1,579	73	28	1,652	1,680	563	1970	1993
Rosenberg	TX	2,013	40	112	2,053	2,165	120	1977	2002
Rusk	TX	1,549	33	23	1,582	1,605	94	1972	2002
San Antonio	TX	1,636	126	221	1,762	1,983	595	1965	1990
San Antonio	TX	4,536	—	—	4,536	4,536	194	1988	2002
San Antonio	TX	2,224	92	268	2,316	2,584	121	1975	2002
Sherman	TX	2,075	17	67	2,092	2,159	734	1971	1993

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Sulphur Springs	TX	1,649	28	72	1,677	1,749	106	1969	2002
Texarkana	TX	1,244	—	87	1,244	1,331	619	1983	1986
Texas City	TX	1,389	21	54	1,410	1,464	63	1973	2002
Vernon	TX	608	34	14	642	656	48	1952	2002
Waxahachie	TX	3,493	27	319	3,520	3,839	1,435	1976	1987
Weatherford	TX	2,252	33	346	2,285	2,631	122	1967	2002
White Settlement	TX	2,258	38	66	2,296	2,362	124	1969	2002
Wichita Falls	TX	3,041	35	51	3,076	3,127	154	1969	2002
Wichita Falls	TX	687	5	10	692	702	31	1965	2002
Annandale	VA	7,752	—	487	7,752	8,239	3,988	1963	1985
Charlottesville	VA	4,620	—	362	4,620	4,982	2,377	1964	1985
Petersburg	VA	2,215	—	93	2,215	2,308	1,139	1972	1985
Petersburg	VA	2,945	—	94	2,945	3,039	1,515	1976	1985
Kennewick	WA	4,459	—	297	4,459	4,756	941	1959	1997
Moses Lake	WA	4,307	1,326	304	5,633	5,937	1,405	1972	1994
Moses Lake	WA	2,385	—	164	2,385	2,549	742	1988	1994
Seattle	WA	5,752	182	1,223	5,934	7,157	1,382	1993	1994
Shelton	WA	4,382	300	327	4,682	5,009	702	1998	1998
Chilton	WI	2,275	148	55	2,423	2,478	1,251	1963	1986
Florence	WI	1,529	—	15	1,529	1,544	761	1970	1986
Green Bay	WI	2,255	—	300	2,255	2,555	1,122	1965	1986
Sheboygan	WI	1,697	—	219	1,697	1,916	840	1967	1986
St. Francis	WI	535	—	80	535	615	265	1960	1986
Tomah	WI	1,745	128	115	1,873	1,988	1,000	1974	1985
Wisconsin Dells	WI	1,697	—	81	1,697	1,778	841	1972	1986

		445,883	39,808	42,880	485,691	528,571	129,981

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Continuing Care Retirement
Communities:
Chandler	AZ	7,039	3,318	1,980	10,357	12,337	366	1992	2002
Palm Desert	CA	9,097	1,730	1,600	10,827	12,427	2,511	1989	1994
Sterling	CO	2,715	—	400	2,715	3,115	883	1979	1994
Largo	FL	17,027	2,866	1,300	19,893	21,193	3,068	1972	2002
Lawrenceville	GA	10,769	—	723	10,769	11,492	1,372	1988	1998
Andover	KS	12,517	—	687	12,517	13,204	2,223	1987	1997
Norton	MA	8,272	4,669	1,351	12,941	14,292	2,097	1972	1997
Trenton	TN	3,004	—	174	3,004	3,178	250	1974	2000
Corpus Christi	TX	14,929	14,093	1,848	29,022	30,870	4,693	1985	1997
Glendale (15)	WI	22,905	251	3,834	23,156	26,990	3,963	1988	1997
Waukesha (16)	WI	28,562	2,868	7,233	31,430	38,663	6,024	1973	1997

		136,836	29,795	21,130	166,631	187,761	27,450

Rehabilitation Hospital:
Tucson	AZ	9,435	—	1,275	9,435	10,710	2,722	1992	1992

Long-Term Acute Care Facility:
Scottsdale	AZ	5,924	195	242	6,119	6,361	2,322	1986	1988

Construction in Progress:
Banning	CA	7,226	—	375	7,226	7,601	—	—	2003

GRAND TOTAL		$1,210,551	$105,612	$153,002	$1,316,163	$1,469,165	$259,406

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Gross amount at which land is carried at close of period also represents initial cost to the Company.
(3)	Real estate is security for notes payable in the aggregate of $7,379,000 at December 31, 2003.
(4)	Real estate is security for notes payable in the aggregate of $29,182,000 at December 31, 2003.
(5)	Real estate is security for notes payable in the aggregate of $29,347,000 at December 31, 2003.
(6)	Real estate is security for notes payable in the aggregate of $3,294,000 at December 31, 2003.
(7)	Real estate is security for notes payable in the aggregate of $2,867,000 at December 31, 2003.
(8)	Real estate is security for notes payable in the aggregate of $13,640,000 at December 31, 2003.
(9)	Real estate is security for notes payable in the aggregate of $1,962,000 at December 31, 2003.
(10)	Real estate is security for notes payable in the aggregate of $3,150,000 at December 31, 2003.
(11)	Real estate is security for notes payable in the aggregate of $3,269,000 at December 31, 2003.
(12)	Real estate is security for notes payable in the aggregate of $9,708,000 at December 31, 2003.
(13)	Real estate is security for notes payable in the aggregate of $7,763,000 at December 31, 2003.
(14)	Real estate is security for notes payable in the aggregate of $2,050,000 at December 31, 2003.
(15)	Real estate is security for notes payable in the aggregate of $12,645,000 at December 31, 2003.
(16)	Real estate is security for notes payable in the aggregate of $7,519,000 at December 31, 2003.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2003

(Dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation
	(in thousands)
Balances at December 31, 2000	$1,333,609	$186,206

Acquisitions	14,464	32,620
Improvements	6,270	2,640
Reclassifications	1,323	—
Impairment of Assets	(3,536)	—
Sales	(56,481)	(14,330)

Balances at December 31, 2001	1,295,649	207,136

Acquisitions	165,428	33,532
Improvements	13,870	3,212
Reclassifications	37,414	—
Assets Held for Sale	(39,623)	(14,344)
Sales	(18,550)	(5,136)

Balances at December 31, 2002	1,454,188	224,400

Acquisitions	13,663	39,500
Improvements	26,724	2,923
Reclassifications	6,633	—
Assets Held for Sale	—	—
Sales	(32,043)	(7,417)

Balances at December 31, 2003	$1,469,165	$259,406

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a.    Disclosure Controls and Procedures.

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

Incorporated herein by reference to the information regarding directors under the caption “Item 1—Election of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004, to be filed pursuant to Regulation 14A.

Incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004, to be filed pursuant to Regulation 14A.

Information required regarding our Business Code of Conduct & Ethics is included under the caption “Business Code of Conduct & Ethics” in Item 1.

Item 11.    Executive Compensation.

Incorporated herein by reference to the information under the captions “Executive Compensation” and “How are directors compensated?” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004, to be filed pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information under the caption “Stock Ownership” and to the Equity Compensation Plan Information table under the caption “Option Grants for 2003” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004, to be filed pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions.

Incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004, to be filed pursuant to Regulation 14A.

Item 14.    Principal Accountant Fees and Services.

Incorporated herein by reference to the information under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 16, 2004, to be filed pursuant to Regulation 14A.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements.

(2) Financial Statement Schedules

Schedule III Real Estate and Accumulated Depreciation	61

(b) Reports on Form 8-K

None.

(c) Exhibits

Exhibit No.		Description
2.		Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1		Agreement to Merge, dated August 19, 1997, among the Company, Laureate Investments, Inc. and Laureate Properties, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 7, 1997, and incorporated herein by this reference.

3.		Articles of Incorporation and Bylaws.

3.1	(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1	(b)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.

3.1	(c)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1	(d)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

3.1	(e)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997, and incorporated herein by this reference.

3.2		Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by this reference.

4.		Instruments Defining Rights of Security Holders, Including Indentures.

4.1		Indenture dated as of November 16, 1992, between Nationwide Health Properties, Inc., Issuer to The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit 4.1 to the Company’s Form S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.

Exhibit No.	Description
4.2	Indenture dated as of June 30, 1993, between the Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 33-64798), effective July 12, 1993, and incorporated herein by this reference.

4.3	First Supplemental Indenture dated November 15, 1993, between the Company and First Interstate Bank of California, as Trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated November 15, 1993, and incorporated herein by this reference.

4.4	Indenture dated as of January 12, 1996, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 33-65423) dated December 27, 1995, and incorporated herein by this reference.

4.5	Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

10.	Material Contracts.

10.1	1989 Stock Option Plan of the Company as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.2	The Company’s Retirement Plan for Directors as Amended and Restated October 21, 2003.

10.3	Deferred Compensation Plan of the Company effective September 1, 1991, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

10.4	Credit Agreement dated as of November 8, 2002, among the Company and JPMorgan Chase Bank, Bank of America, N.A., Wells Fargo Bank National Association, The Bank of New York, UBS AG, Stamford Branch and KBC Bank N.V., filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by this reference.

10.5	First Amendment to Credit Agreement dated as of January 1, 2003, among the Company and JPMorgan Chase Bank, as administrative agent, filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by this reference.

10.6	Form of Indemnity Agreement for officers and directors of the Company including David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson,
R. Bruce Andrews, Douglas M. Pasquale, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Steven J. Insoft, Don M. Pearson, John J. Sheehan, Jr., and T. Andrew Stokes, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

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

10.9	Employment agreement entered into by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale dated as of September 30, 2003, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by this reference.

10.10	Employment agreement entered into by and between Nationwide Health Properties, Inc. and Mark L. Desmond dated as of February 25, 1998, filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

Exhibit No.	Description
10.10(a)	First Amendment of Employment Agreement of Mark L. Desmond dated as of January 19, 2001, filed as Exhibit 10.12(a) to the Company’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.10(b)	Second Amendment to Employment Agreement of Mark L. Desmond dated as of April 20, 2001, filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.11	Limited Liability Company Agreement of JER/NHP Senior Housing, LLC entered into as of August 28, 2001 by and among Nationwide Health Properties and JER Senior Housing, LLC filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference.

10.12	First Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated February 7, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC, filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by this reference.

10.13	Second Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated October 28, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by this reference.

21.	Subsidiaries of the Company.

23.	Consents of Experts and Counsel.

23.1	Consent of Ernst & Young LLP.

31.	Rule 13a-14(a)/15d-14(c) Certifications of CEO and CFO.

32.	Section 1350 Certifications of CEO and CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ R. BRUCE ANDREWS
R. Bruce Andrews President and Chief Executive Officer

Dated: March 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	March 9, 2004

/s/ R. BRUCE ANDREWS R. Bruce Andrews	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	Executive Vice President, Chief Operating Officer and Director	March 9, 2004

/s/ MARK L. DESMOND Mark L. Desmond	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ DAVID R. BANKS David R. Banks	Director	March 9, 2004

/s/ WILLIAM K. DOYLE William K. Doyle	Director	March 9, 2004

/s/ ROBERT D. PAULSON Robert D. Paulson	Director	March 9, 2004

/s/ KEITH P. RUSSELL Keith P. Russell	Director	March 9, 2004

/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	March 9, 2004