Form 10-Q
period 2004-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2004-05-03
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at April 30, 2004—66,477,436.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

MARCH 31, 2004

Part I. Financial Information

Item 1. Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$158,365	$153,002
Buildings and improvements	1,388,426	1,316,163

	1,546,791	1,469,165
Less accumulated depreciation	(268,765)	(259,406)

	1,278,026	1,209,759
Mortgage loans receivable, net	95,819	93,386
Investment in unconsolidated joint venture	13,948	14,824

	1,387,793	1,317,969
Cash and cash equivalents	12,788	10,726
Receivables	7,940	5,661
Assets held for sale	3,511	3,511
Other assets	49,511	46,688

	$1,461,543	$1,384,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under unsecured revolving credit facility	$25,000	$63,000
Senior notes due 2004-2038	517,000	540,750
Notes and bonds payable	140,737	133,775
Accounts payable and accrued liabilities	49,189	44,623

Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 66,474,448 and 58,974,426 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	6,647	5,897
Capital in excess of par value	864,456	725,260
Cumulative net income	748,509	733,953
Cumulative dividends	(989,995)	(962,703)

Total stockholders’ equity	729,617	602,407

	$1,461,543	$1,384,555

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Revenues:
Rental income	$38,015	$36,619
Interest and other income	3,177	3,261

	41,192	39,880
Expenses:
Interest and amortization of deferred financing costs	12,622	15,130
Depreciation and amortization	10,487	10,399
General and administrative	3,867	1,851

	26,976	27,380

Income before unconsolidated entity	14,216	12,500
Income from unconsolidated joint venture	412	493

Income from continuing operations	14,628	12,993

Discontinued operations:
Loss from discontinued operations	(72)	(83)

Net income	14,556	12,910
Preferred stock dividends	(1,919)	(1,919)

Income available to common stockholders	$12,637	$10,991

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.20	$0.23

Discontinued operations	$—	$(0.01)

Income available to common stockholders	$0.20	$0.22

Dividends paid per share	$0.37	$0.46

Diluted weighted average shares outstanding	64,796	49,169

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$100,000	58,974	$5,897	$725,260	$733,953	$(962,703)	$602,407
Issuance of common stock	—	—	7,500	750	139,167	—	—	139,917
Stock option amortization	—	—	—	—	29	—	—	29
Net income	—	—	—	—	—	14,556	—	14,556
Preferred dividends	—	—	—	—	—	—	(1,919)	(1,919)
Common dividends	—	—	—	—	—	—	(25,373)	(25,373)

Balances at March 31, 2004	1,000	$100,000	66,474	$6,647	$864,456	$748,509	$(989,995)	$729,617

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$14,556	$12,910
Depreciation and amortization	10,487	10,399
Depreciation and amortization in discontinued operations	—	275
Impairment of assets in discontinued operations	—	645
Amortization of deferred financing costs	299	330
Equity in earnings from unconsolidated joint venture	(318)	(401)
Cash distribution from unconsolidated joint venture	600	1,000
Net change in other assets and liabilities	(1,278)	4,085

Net cash provided by operating activities	$24,346	$29,243

Cash flows from investing activities:
Investment in real estate facilities	(79,454)	(18,697)
Disposition of real estate facilities	—	640
Return of investment from unconsolidated joint venture	594	—
Principal payments on mortgage loans receivable	6,173	480

Net cash used in investing activities	(72,687)	(17,577)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	79,000	44,000
Repayment of borrowings under unsecured revolving credit facility	(117,000)	(29,000)
Issuance of common stock, net	139,955	—
Repayments of senior unsecured debt	(23,750)	—
Principal payments on notes and bonds payable	(494)	(316)
Dividends paid	(27,292)	(24,842)
Other, net	(16)	(61)

Net cash provided by (used in) financing activities	50,403	(10,219)

Increase in cash and cash equivalents	2,062	1,447
Cash and cash equivalents, beginning of period	10,726	8,387

Cash and cash equivalents, end of period	$12,788	$9,834

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation organized in 1985, is a real estate investment trust (REIT) specializing in investments in health care related senior housing and long-term care facilities. Whenever we refer herein to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

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

As of March 31, 2004, we had investments in 381 facilities in 38 states, consisting of:

•	179 skilled nursing facilities;

•	133 assisted and independent living facilities;

•	13 continuing care retirement communities;

•	seven specialty hospitals;

•	one building held for sale; and

•	48 assisted living facilities operated by an unconsolidated joint venture in which we have a 25% interest.

Our facilities are operated by 70 different operators, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation (ARC)	16

• Beverly Enterprises, Inc.	29

• Genesis Healthcare	4

• Harborside Healthcare Corporation	4

• HEALTHSOUTH Corporation	1

• Mariner Health Care, Inc.	5

• Sun Healthcare Group, Inc.	3

Three operators of our facilities accounted for 10% or more of our revenues at March 31, 2004, as follows:

• Alterra Healthcare Corporation	12%

• ARC	12%

• Atria Senior Living Group	11%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three-month periods ending March 31, 2004 and 2003 are not necessarily indicative of the results for a full year.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We received $90,000 of cash in excess of revenues recorded during the three months ended March 31, 2004 and recognized $265,000 of revenues in excess of cash received during the three months ended March 31, 2003. There is $9,336,000 at March 31, 2004 and $9,400,000 at December 31, 2003 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the option and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income includes stock-based compensation expense of $72,000 for the three-month period ended March 31, 2004 and $64,000 for the three-month period ended March 31, 2003.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $10,229,000 for the three months ended March 31, 2004 and $10,154,000 for the three months ended March 31, 2003. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. Accordingly, none of our purchase prices have been allocated to in-place leases because there were no in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

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

3. Real Estate Properties

As of March 31, 2004, we had direct ownership of 157 skilled nursing facilities, 131 assisted and independent living facilities, 12 continuing care retirement communities and seven specialty hospitals. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 80% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 245 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

During the three months ended March 31, 2004, we acquired four skilled nursing facilities, two assisted and independent living facilities and five specialty hospitals in four separate transactions for an aggregate investment of $79,389,000, including the assumption of $7,572,000 of mortgage financing. We also funded $7,637,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2004, we have committed to fund additional expansions, construction and capital improvements of approximately $19,000,000.

During the three-month period ended March 31, 2004, we sold the skilled nursing portion of a continuing care retirement community to the operator of such facility and provided financing in the form of a mortgage loan of $8,500,000.

At March 31, 2004, two of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. We believe that if the leases ultimately are rejected, we should be able to re-lease or operate the facilities upon terms that would not have a long-term material adverse effect on our company.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. Two of these leases were rejected in 2003. One was leased to a new operator in 2003 resulting in an annual rent reduction of approximately $150,000. The other rejected facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha had originally advised us that it intended to affirm the leases for the three remaining facilities, but has now indicated it plans to reject them. We have signed leases with two new operators for all three facilities at rates consistent with those previously paid by Alpha. We expect the new leases to become effective in second quarter 2004.

•	Infinia (Filed December 2003). Infinia and its related entities operate three of our facilities. Certain related entities of Infinia have filed for bankruptcy protection, one of which leases one of these facilities. The bankrupt entity has filed a motion with the court to affirm our lease “as is”. We expect the bankruptcy court to approve this motion. If it does not, we believe we will be able to lease the facility to another operator on terms substantially consistent with the current lease.

4. Mortgage Loans Receivable

As of March 31, 2004, we held 20 mortgage loans receivable secured by 22 skilled nursing facilities, two assisted living facilities and one continuing care retirement community. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of March 31, 2004, the mortgage loans receivable had a net book value of $95,819,000 with individual outstanding balances ranging from $105,000 to $12,962,000 and maturities ranging from 2004 to 2031.

During the three months ended March 31, 2004, we provided a mortgage loan in the amount of $8,500,000 on the skilled nursing portion of a continuing care retirement community we sold to the operator. In addition, two mortgage loans with balances totaling $3,786,000 were prepaid in full and a partial prepayment of $1,738,000 was received related to another mortgage loan.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended March 31, 2004, the joint venture sold one facility for cash proceeds of $2,363,000 resulting in a loss of $307,000 included in discontinued operations.

The joint venture owns 48 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our joint venture partner of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

In addition to our 25% share of the income from the joint venture, we receive a management fee of 2.5% of the joint venture’s revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $94,000 during the three months ended March 31, 2004 and were $92,000 during the three months ended March 31, 2003. Amounts due to us from the joint venture amounted to $31,000 as of March 31, 2004 and December 31, 2003.

The agreement contains reciprocal buy/sell provisions that allow either of us at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the interest of the partner making the offer on the same economic terms.

The balance sheet and income statement for the joint venture below present its financial position as of March 31, 2004 and December 31, 2003 and its results of operations for the three-month periods ended March 31, 2004 and 2003 (in thousands).

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BALANCE SHEET

(Unaudited)

	March 31, 2004	December 31, 2003
Assets
Real estate:
Land	$12,876	$13,410
Buildings and improvements	106,259	108,453

	119,135	121,863
Less accumulated depreciation	(5,575)	(4,948)

	113,560	116,915
Cash and cash equivalents	5,222	5,761
Other assets	1,186	1,300

	$119,968	$123,976

Liabilities and Equity
Notes and bonds payable	$60,779	$60,790
Accounts payable and accrued liabilities	3,398	3,891
Equity:
Capital contributions	65,501	65,501
Distributions	(21,076)	(16,300)
Cumulative net income	11,366	10,094

Total equity	55,791	59,295

	$119,968	$123,976

INCOME STATEMENT (Unaudited)
	Three Months Ended March 31,
	2004	2003
Rental income	$3,727	$3,579
Expenses:
Interest and amortization of deferred financing costs	1,205	1,196
Depreciation and amortization	739	733
General and administrative	233	145

	2,177	2,074

Income from continuing operations	1,550	1,505
Discontinued operations
Loss on sale	(307)	—
Income from discontinued operations	29	98

	(278)	98

Net income	$1,272	$1,603

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Assets Held for Sale

There were no changes to assets held for sale during the three months ended March 31, 2004. At March 31, 2004 and December 31, 2003, one building and three land parcels remained in assets held for sale.

During the three-month period ended March 31, 2003, we sold one building for net proceeds of $610,000, or approximately its net book value, that had previously been written down to its estimated fair value less costs to sell during 2002 and received approximately $30,000 from the sale of equipment at another building that served to reduce our basis in that facility. In addition, during the three months ended March 31, 2003, we recorded an impairment of assets charge of $645,000 as discussed below in Note 9.

7. Stockholders’ Equity

In January 2004, we issued 7,475,000 shares of common stock in an underwritten public offering at a price of $19.73 per share. This issuance resulted in net proceeds of approximately $139,700,000 after underwriting discounts and legal and other fees of approximately $7,800,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility of $96,000,000 and the remaining proceeds of approximately $43,700,000 were used to fund acquisitions described in Note 3, subsequent to the public offering.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2004 was 2%. During the three months ended March 31, 2004, we issued approximately 13,000 shares of common stock resulting in net proceeds of $265,000.

8. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes 138,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2004 and 797,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2003. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three Months Ended March 31,
	2004		2003
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$14,628		$12,993
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	12,709	64,684	11,074	49,169
Effect of dilutive securities:
Stock options	—	112	—	—

Amounts used to calculate Diluted EPS	$12,709	64,796	$11,074	49,169

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Impairment of Assets

During the three months ended March 31, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. We entered into agreements to sell two assets for less than our net book value and became aware of facts and circumstances indicating another asset had become impaired.

10. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The service cost for the plan was $21,000 for the three months ended March 31, 2004 and was $19,000 for the three months ended March 31, 2003. The interest cost for the plan was $18,000 for the three months ended March 31, 2004 and 2003. We made $25,000 of contributions to the plan for the three months ended March 31, 2004 and 2003 and expect to make $75,000 of contributions during the remainder of 2004.

11. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 9 for more detail regarding the assets sold and classified as held for sale during 2003. The following table details the amounts reclassified to discontinued operations for the periods presented:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Rental income	$(3)	$1,195

Depreciation and amortization	—	275
General and administrative	69	358
Impairment of assets	—	645

	69	1,278

Discontinued operations	$(72)	$(83)

12. Subsequent Events

On April 1, 2004, we acquired 17 assisted and independent living facilities to be operated by Emeritus. The total cost was approximately $136,000,000 and we assumed approximately $36,000,000 of mortgage debt with an average interest rate of approximately 7.0% in connection with the acquisition. The acquisition was funded with borrowings on our unsecured revolving credit facility.

On April 15, 2004, our new $400,000,000 unsecured revolving credit facility became effective and replaced our previous $150,000,000 credit facility. The new credit facility, including the required financial covenants, is substantially the same as the old credit facility with the only significant changes being the total amount available for borrowing, the new maturity date of April 15, 2007 and an increase in the maximum secured debt ratio from 15% to 30%.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by operators in bankruptcy, have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We received $90,000 of cash in excess of revenues recorded during the three months ended March 31, 2004 and recognized $265,000 of revenues in excess of cash received during the three months ended March 31, 2003. There is $9,336,000 at March 31, 2004 and $9,400,000 at December 31, 2003 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, or a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the three months ended March 31, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. We entered into agreements to sell two of these assets for less than net book value and became aware of facts and circumstances indicating the other asset had become impaired.

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

Operating Results

Three-Month Period Ended March 31, 2004 vs. Three-Month Period Ended March 31, 2003

Rental income increased $1,396,000, or 4%, over the same period in 2003. The increase was primarily due to rental income from 11 facilities acquired and one facility that completed development during 2004 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us during 2004.

Interest and amortization of deferred financing costs decreased $2,508,000, or 17%, over the same period in 2003. The decrease was primarily due to a decrease in the average balance on our unsecured credit facility versus the same period last year, a decrease in the interest rates on our floating rate debt, the payoff of $23,750,000 of fixed rate medium term notes in January 2004 and the payoff of $74,000,000 of fixed rate medium term notes during the last nine months of 2003. The decrease was partially offset by interest on a $29,475,000 mortgage secured by one existing building financed during third quarter 2003 and interest related to $7,572,000 of mortgage debt secured by two facilities acquired during the three months ended March 31, 2004. General and administrative expenses increased $2,016,000, or 109%, over the same period in 2003. The increase was primarily due to a one time charge of $1,402,000 for retirement compensation related to our retiring chief executive officer, the addition of a chief operating officer position and increases in other general corporate expenses. After excluding the retirement compensation discussed above, we expect quarterly general and administrative expenses to remain at approximately the current level.

Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The decrease of $81,000, or 16%, from the same period in 2003 is due to a loss on the sale of one facility of $307,000 partially offset by increases in revenues from the remaining 48 joint venture owned facilities. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

The loss in discontinued operations decreased $11,000, or 13%, over the same period in 2003. The loss for the three months ended March 31, 2004 is primarily made up of general and administrative expenses related to assets held for sale. The loss for the three months ended March 31, 2003 is comprised of $1,195,000 of rental income offset by $275,000 of depreciation and amortization, $358,000 of general and administrative expenses and an impairment of assets charge of $645,000. The impairment of assets charge for the three months ended March 31, 2003 represents the write-down of three of our assets held for sale to their individual estimated fair values less costs to sell. The difference in the composition of the loss from discontinued operations was primarily caused by the fact that the facilities sold in 2003 had income in 2003, but do not have income in 2004, while the assets held for sale generate expenses, but generally do not produce income. Any future income/loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale. We are currently aware of one facility that we anticipate will be sold in May 2004 as a result of the exercise of the purchase option by the tenant. This sale is expected to result in a gain of approximately $2,000,000.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have only two leases expiring in 2004, one of which we anticipate will be sold pursuant to the exercise of the purchase option by the tenant as discussed above. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. Additional investments in healthcare facilities would increase rental and/or interest income and as of the date of this filing, we have completed approximately $215,000,000 of acquisitions during 2004. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Information Regarding Certain Operators

At March 31, 2004, two of our tenant operators remain involved in Chapter 11 reorganization bankruptcy proceedings, as described below. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. We believe that if the leases ultimately are rejected, we should be able to re-lease or operate the facilities upon terms that would not have a long-term material adverse effect on our company.

•	Alpha (Filed October 2002). Alpha leased five facilities that were formerly operated by Beverly Enterprises, Inc. Two of these leases were rejected in 2003. One was leased to a new operator in 2003 resulting in an annual rent reduction of approximately $150,000. The other rejected facility was closed in January 2003. This facility was classified as held for sale and written down to its fair value less costs to sell in 2002 and was sold for approximately that value in June 2003. Alpha had originally advised us that it intended to affirm the leases for the three remaining facilities, but has now indicated it plans to reject them. We have signed leases with two new operators for all three facilities at rates consistent with those previously paid by Alpha. We expect the new leases to become effective in second quarter 2004.

•	Infinia (Filed December 2003). Infinia and its related entities operate three of our facilities. Certain related entities of Infinia have filed for bankruptcy protection, one of which leases one of these facilities. The bankrupt entity has filed a motion with the court to affirm our lease “as is”. We expect the bankruptcy court to approve this motion. If it does not, we believe we will be able to lease the facility to another operator on terms substantially consistent with the current lease.

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

During the three months ended March 31, 2004, the joint venture sold one facility for cash proceeds of $2,363,000 resulting in a loss of $307,000 included in discontinued operations.

The joint venture owns 48 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our joint venture partner of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

The agreement contains reciprocal buy/sell provisions that allow either of us at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the interest of the partner making the offer on the same economic terms.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities decreased $4,897,000 from the same period in 2003. This was primarily due to changes in the balances of operating assets and liabilities and the retirement accrual discussed above, partially offset by increases in revenues and decreases in interest expense discussed above. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the three months ended March 31, 2004, we acquired four skilled nursing facilities, two assisted and independent living facilities and five specialty hospitals in four separate transactions for an aggregate investment of $79,389,000, including the assumption of $7,572,000 of mortgage financing. We also funded $7,637,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by the stock issuance discussed below, by borrowings on our unsecured revolving credit facility and by cash on hand. At March 31, 2004, we have committed to fund additional expansions, construction and capital improvements of approximately $19,000,000.

Financing Activities

During the three-month period ended March 31, 2004, we repaid $23,750,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 7.6%. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand.

We have $55,000,000 of medium-term notes with a rate of 6.9% due in 2037, which may be put back to us at their face amounts at the option of the holders on October 1, 2004. While we do not expect these notes will be put back to us, the holders may elect to do so. We anticipate repaying the maturing medium-term notes and any that are put back to us with a combination of proceeds from borrowings on our unsecured revolving credit facility, cash on hand, potential asset sales and mortgage loans receivable payoffs, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB- from Fitch.

In January 2004, we issued 7,475,000 shares of common stock in an underwritten public offering at a price of $19.73 per share. This issuance resulted in net proceeds of approximately $139,700,000 after underwriting discounts and legal and other fees of approximately $7,800,000. The net proceeds were used to repay all of the outstanding borrowings under our unsecured revolving credit facility of $96,000,000 and the remaining proceeds of approximately $43,700,000 were used to fund acquisitions subsequent to the public offering and for other general corporate purposes.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2004 was 2%. During the three months ended March 31, 2004, we issued approximately 13,000 shares of common stock resulting in net proceeds of $265,000 that were used to repay borrowings on our unsecured revolving credit facility, to fund acquisitions and for other general corporate purposes.

At March 31, 2004, we had $125,000,000 available under our $150,000,000 unsecured revolving credit facility that expires on November 7, 2005. On April 15, 2004, our new $400,000,000 unsecured revolving credit facility became effective and replaced our previous $150,000,000 credit facility. The new credit facility, including the required financial covenants, is substantially the same as the old credit facility with the only significant changes being the total amount available for borrowing, the new maturity date of April 15, 2007 and an increase in the maximum secured debt ratio from 15% to 30%.

At March 31, 2004, we had shelf registration statements on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $352,518,000 of securities including debt, convertible debt, common and preferred stock. In addition, at March 31, 2004, we had approximately 4,810,000 shares available for issuance under our dividend reinvestment and stock purchase plan.

We did not utilize any off-balance sheet financing arrangements or have any unconsolidated subsidiaries prior to second quarter 2002. The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.”

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

We anticipate the potential repayment of certain mortgage loans receivable and the possible sale of certain facilities during 2004. In the event that there are mortgage loan receivable repayments or facility sales in excess of new investments, revenues may decrease. We anticipate using the proceeds from any mortgage loans receivable repayments or facility sales to provide capital for future investments, to reduce the outstanding balance on our bank line of credit or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on the new $400,000,000 unsecured revolving credit facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

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

•	continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants;

•	occupancy levels at certain facilities;

•	changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	our ability to meet acquisition goals;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in tax laws and regulations affecting real estate investment trusts; and

•	the risk factors set forth under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” discussion included in our annual report on Form 10-K for the year ended December 31, 2003 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in this “Quantitative and Qualitative Disclosures About Market Risk” discussion are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

During the three months ended March 31, 2004, the borrowings under our unsecured revolving credit facility have decreased from $63,000,000 to $25,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2004 of approximately $319,000.

Decreases in interest rates during 2003 and 2004 resulted in a decrease in interest expense related to our unsecured revolving credit facility. Any future interest rate increases will increase the cost of borrowings on our unsecured revolving credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1(b)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.

3.1(c)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1(d)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

3.1(e)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997, and incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by this reference.

10.1	Retirement and Severance Agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated April 16, 2004.

10.2	Credit Agreement dated as of April 15, 2004, among the Company, JPMorgan Chase Bank as administrative agent and 14 additional banks.

31	Rule 13a-14(a)/15d-14(c) Certifications of CEO and CFO.

32	Section 1350 Certifications of CEO and CFO.

(b) Reports on Form 8-K

A Form 8-K dated January 16, 2004 was filed to announce that we had entered into an underwriting agreement to sell 6,500,000 shares of our common stock and that an option existed for the sale of an additional 975,000 shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2004	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ MARK L. DESMOND

Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)