Form 10-Q
period 2004-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2004-07-29
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at June 30, 2004—66,493,959

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

JUNE 30, 2004

Part I. Financial Information

Item 1. Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$177,910	$153,002
Buildings and improvements	1,556,850	1,316,163

	1,734,760	1,469,165
Less accumulated depreciation	(280,604)	(259,406)

	1,454,156	1,209,759
Mortgage loans receivable, net	92,171	93,386
Investment in unconsolidated joint venture	13,773	14,824

	1,560,100	1,317,969
Cash and cash equivalents	9,683	10,726
Receivables	7,750	5,661
Assets held for sale	3,161	3,511
Other assets	52,010	46,688

	$1,632,704	$1,384,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under unsecured revolving credit facility	$176,000	$63,000
Senior unsecured notes due 2004-2038	514,000	540,750
Notes and bonds payable	176,050	133,775
Accounts payable and accrued liabilities	45,907	44,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 1,000,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, stated at liquidation preference of $100 per share	100,000	100,000
Common stock $0.10 par value; 100,000,000 shares authorized; 66,493,959 and 58,974,426 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	6,649	5,897
Capital in excess of par value	864,884	725,260
Cumulative net income	765,881	733,953
Cumulative dividends	(1,016,667)	(962,703)

Total stockholders’ equity	720,747	602,407

	$1,632,704	$1,384,555

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Revenues:
Rental income	$43,973	$36,882	$81,988	$73,501
Interest and other income	3,231	3,298	6,408	6,559

	47,204	40,180	88,396	80,060
Expenses:
Interest and amortization of deferred financing costs	14,646	14,508	27,268	29,638
Depreciation and amortization	12,115	10,691	22,602	21,090
General and administrative	3,348	2,040	7,215	3,891

	30,109	27,239	57,085	54,619

Income before unconsolidated joint venture	17,095	12,941	31,311	25,441
Income from unconsolidated joint venture	518	489	930	982

Income from continuing operations	17,613	13,430	32,241	26,423

Discontinued operations
(Loss) gain on sale of facilities, net	(204)	444	(204)	444
(Loss) income from discontinued operations	(37)	218	(109)	135

	(241)	662	(313)	579

Net income	17,372	14,092	31,928	27,002
Preferred stock dividends	(1,919)	(1,919)	(3,839)	(3,839)

Income available to common stockholders	$15,453	$12,173	$28,089	$23,163

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.24	$0.21	$0.43	$0.43

Discontinued operations	$(0.01)	$0.01	$—	$0.01

Income available to common stockholders	$0.23	$0.22	$0.43	$0.44

Dividends paid per common share	$0.37	$0.37	$0.74	$0.83

Diluted weighted average common shares outstanding	66,561	55,451	65,679	52,362

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$100,000	58,974	$5,897	$725,260	$733,953	$(962,703)	$602,407
Issuance of common stock	—	—	7,520	752	139,566	—	—	140,318
Stock option amortization	—	—	—	—	58	—	—	58
Net income	—	—	—	—	—	31,928	—	31,928
Preferred dividends	—	—	—	—	—	—	(3,839)	(3,839)
Common dividends	—	—	—	—	—	—	(50,125)	(50,125)

Balances at June 30, 2004	1,000	$100,000	66,494	$6,649	$864,884	$765,881	$(1,016,667)	$720,747

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net income	$31,928	$27,002
Depreciation and amortization	22,602	21,090
Depreciation and amortization in discontinued operations	—	477
Loss (gain) on sale of facilities, net	204	(444)
Impairment of assets in discontinued operations	—	645
Amortization of deferred financing costs	764	653
Equity in earnings from unconsolidated joint venture	(743)	(797)
Cash distribution from unconsolidated joint venture	1,200	1,825
Net change in other assets and liabilities	(7,882)	(10,262)

Net cash provided by operating activities	$48,073	$40,189

Cash flows from investing activities:
Investment in real estate	(231,364)	(26,404)
Disposition of real estate	146	16,982
Return of investment from unconsolidated joint venture	594	—
Principal payments on mortgage loans receivable	10,214	968

Net cash used in investing activities	(220,410)	(8,454)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	274,000	112,000
Repayment of borrowings under unsecured revolving credit facility	(161,000)	(171,000)
Issuance of common stock, net	140,307	112,824
Repayments of senior unsecured debt	(26,750)	(35,000)
Principal payments on notes and bonds payable	(1,283)	(758)
Dividends paid	(53,964)	(48,643)
Other, net	(16)	(359)

Net cash provided by (used in) financing activities	171,294	(30,936)

(Decrease) increase in cash and cash equivalents	(1,043)	799
Cash and cash equivalents, beginning of period	10,726	8,387

Cash and cash equivalents, end of period	$9,683	$9,186

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

As of June 30, 2004, we had investments in 401 facilities in 38 states, consisting of:

•	179 skilled nursing facilities;

•	153 assisted and independent living facilities;

•	13 continuing care retirement communities;

•	seven specialty hospitals;

•	one building held for sale; and

•	48 assisted living facilities operated by an unconsolidated joint venture in which we have a 25% interest.

Our facilities are operated by 72 different operators, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation (ARC)	16

• Beverly Enterprises, Inc.	26

• Genesis Healthcare	4

• Emeritus Corporation	18

• Harborside Healthcare Corporation	4

• HEALTHSOUTH Corporation	2

• Mariner Health Care, Inc.	5

• Sun Healthcare Group, Inc.	3

Three operators of our facilities accounted for 10% or more of our revenues at June 30, 2004, as follows:

• Alterra Healthcare Corporation	11%

• ARC	10%

• Atria Senior Living Group	10%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ending June 30, 2004 and 2003 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We received $231,000 of cash in excess of revenues recorded during the six months ended June 30, 2004 and recognized $345,000 of revenues in excess of cash received during the six months ended June 30, 2003. There is $9,406,000 at June 30, 2004 and $9,400,000 at December 31, 2003 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the option and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income includes stock-based compensation expense, included in the caption depreciation and amortization, of $78,000 and $150,000 for the three-month and six-month periods ended June 30, 2004, respectively, and $68,000 and $132,000 for the three-month and six-month periods ended June 30, 2003, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $11,800,000 and $22,029,000 for the three months and six months ended June 30, 2004, respectively, and $10,399,000 and $20,553,000 for the three months and six months ended June 30, 2003, respectively. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities with in-place leases, however, these leases were at market rates. Accordingly, none of our purchase prices have been allocated to in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The effect of these pronouncements on our financial statements is not material.

3. Real Estate Properties

As of June 30, 2004, we had direct ownership of 160 skilled nursing facilities, 152 assisted and independent living facilities, 12 continuing care retirement communities and seven specialty hospitals. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 81% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 268 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

During the six months ended June 30, 2004, we acquired seven skilled nursing facilities, 22 assisted and independent living facilities and five specialty hospitals in eight separate transactions for an aggregate investment of $264,378,000, including the assumption of $43,631,000 of mortgage financing. We also funded $10,617,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2004, we have committed to fund additional expansions, construction and capital improvements of approximately $21,000,000.

During the six-month period ended June 30, 2004, we sold the skilled nursing portion of a continuing care retirement community to the operator of such facility and provided 100% financing in the form of a mortgage loan of $8,500,000.

At June 30, 2004, one of our tenant operators remains involved in Chapter 11 reorganization bankruptcy proceedings. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. Certain related entities of Infinia filed for bankruptcy protection in December 2003, one of which leases one facility from us. The bankrupt entity has filed a motion and plan of reorganization with the court to affirm our lease “as is”. We expect the bankruptcy court to approve this motion and plan. If it does not, we believe we will be able to re-lease the facility to another operator or operate the facility upon terms that would not have a long-term adverse effect on our company. The final three facilities involved in the Alpha bankruptcy have been leased to new operators during the second quarter at rates consistent with those previously paid by Alpha.

4. Mortgage Loans Receivable

As of June 30, 2004, we held 15 mortgage loans receivable secured by 19 skilled nursing facilities, one assisted living facility and one continuing care retirement community. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of June 30, 2004, mortgage loans receivable had a net book value of $92,171,000 with individual outstanding principal balances ranging from $701,000 to $12,936,000 and maturities ranging from 2004 to 2031.

During the six months ended June 30, 2004, we provided a mortgage loan in the amount of $8,500,000 on the skilled nursing portion of a continuing care retirement community we sold to the operator for the same amount. In addition, six mortgage loans with principal balances totaling $7,423,000 were prepaid in full and a partial principal prepayment of $1,738,000 was received related to another mortgage loan.

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

During the six months ended June 30, 2004, the joint venture sold one facility for cash proceeds of $2,363,000 resulting in a loss of $307,000 included in discontinued operations.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2004, the joint venture owned 48 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our joint venture partner of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

In addition to our 25% share of the income from the joint venture, we receive a management fee of 2.5% of the joint venture’s revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $93,000 and $187,000 during the three months and six months ended June 30, 2004, respectively, and were $92,000 and $184,000 during the three months and six months ended June 30, 2003, respectively. Amounts due to us from the joint venture amounted to $31,000 as of June 30, 2004 and December 31, 2003.

The partnership agreement contains reciprocal buy/sell provisions that allow either partner at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the interest of the partner making the offer on the same economic terms.

The balance sheet and income statement for the joint venture below present its financial position as of June 30, 2004 and December 31, 2003 and its results of operations for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands).

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BALANCE SHEET

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Real estate:
Land	$12,876	$13,410
Buildings and improvements	106,259	108,453

	119,135	121,863
Less accumulated depreciation	(6,314)	(4,948)

	112,821	116,915
Cash and cash equivalents	5,742	5,761
Other assets	1,087	1,300

	$119,650	$123,976

Liabilities and Equity
Notes and bonds payable	$60,768	$60,790
Accounts payable and accrued liabilities	3,791	3,891
Equity:
Capital contributions	65,501	65,501
Distributions	(23,476)	(16,300)
Cumulative net income	13,066	10,094

Total equity	55,091	59,295

	$119,650	$123,976

INCOME STATEMENT

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental income	$3,726	$3,579	$7,453	$7,158
Expenses:
Interest and amortization of deferred financing costs	1,094	1,206	2,299	2,402
Depreciation and amortization	739	734	1,478	1,467
General and administrative	193	151	426	296

	2,026	2,091	4,203	4,165

Income from continuing operations	1,700	1,488	3,250	2,993
Discontinued operations
Loss on sale	—	—	(307)	—
Income from discontinued operations	—	98	29	196

	—	98	(278)	196

Net income	$1,700	$1,586	$2,972	$3,189

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Assets Held for Sale

During the six months ended June 30, 2004, we sold one asset held for sale resulting in a loss of $204,000. At June 30, 2004, one building and two land parcels remained in assets held for sale. At December 31, 2003, one building and three land parcels remained in assets held for sale.

During the six-month period ended June 30, 2003, we sold one building for net proceeds of $610,000, or approximately its net book value, that had previously been written down to its estimated fair value less costs to sell during 2002 and received approximately $30,000 from the sale of equipment at another building that served to reduce our basis in that facility. In addition, during the six months ended June 30, 2003, we recorded an impairment of assets charge of $645,000 as discussed below in Note 10.

7. Unsecured Revolving Credit Facility

On April 15, 2004, our new $400,000,000 unsecured revolving credit facility became effective and replaced our previous $150,000,000 credit facility. The new credit facility, including the required financial covenants, is substantially the same as the old credit facility with the only significant changes being the total amount available for borrowing, the new maturity date of April 15, 2007, an increase in the maximum secured debt ratio from 15% to 30% and a reduction in our LIBOR borrowing spread from 120 basis points to 107.5 basis points.

8. Stockholders’ Equity

In January 2004, we issued 7,475,000 shares of common stock in an underwritten public offering at a price of $19.73 per share. This issuance resulted in net proceeds of approximately $139,700,000 after underwriting discounts and legal and other fees of approximately $7,800,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility of $96,000,000 and the remaining proceeds of approximately $43,700,000 were used to fund acquisitions described in Note 3 and for general corporate purposes.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2004 was 2%. During the six months ended June 30, 2004, we issued approximately 33,000 shares of common stock under the plan resulting in net proceeds of $616,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes 417,000 and 138,000 of stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2004, respectively, and 532,000 of stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2003. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three Months Ended June 30,
	2004		2003
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$17,613		$13,430
Less: preferred stock dividends	(1,919)		(1,919)

Amounts used to calculate Basic EPS	15,694	66,481	11,511	55,449
Effect of dilutive securities:
Stock options	—	80	—	2

Amounts used to calculate Diluted EPS	$15,694	66,561	$11,511	55,451

	Six Months Ended June 30,
	2004		2003
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$32,241		$26,423
Less: preferred stock dividends	(3,839)		(3,839)

Amounts used to calculate Basic EPS	28,402	65,583	22,584	52,361
Effect of dilutive securities:
Stock options	—	96	—	1

Amounts used to calculate Diluted EPS	$28,402	65,679	$22,584	52,362

10. Impairment of Assets

During the six months ended June 30, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale. We entered into agreements to sell two assets for less than our net book value and became aware of facts and circumstances indicating another asset had become impaired.

11. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The service cost for the plan was $42,000 for the six months ended June 30, 2004 and was $38,000 for the six months ended June 30, 2003. The interest cost for the plan was $36,000 for the six months ended June 30, 2004 and 2003. We made $50,000 of contributions to the plan for the six months ended June 30, 2004 and 2003 and expect to make $50,000 of contributions during the remainder of 2004.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Notes 3, 6 and 10 for more detail regarding the assets sold during 2004 and 2003 and classified as held for sale during 2003. The following table details the amounts included in and reclassified to discontinued operations, before any gains or losses from the sale of facilities, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Rental income	$—	$525	$(3)	$1,720

Depreciation and amortization	—	202	—	477
General and administrative	37	105	106	463
Impairment of assets	—	—	—	645

	37	307	106	1,585

(Loss) income from discontinued operations	$(37)	$218	$(109)	$135

13. Subsequent Events

On July 2, 2004, we issued 1,000,000 shares of 7.75% Series B Cumulative Convertible Preferred Stock with a liquidation preference of $100 per share. This issuance resulted in net proceeds of approximately $96,750,000 after underwriting discounts and other fees of approximately $3,250,000. We also issued an additional 64,500 shares of Series B Preferred Stock pursuant to an exercise of an over-allotment option on July 28, 2004. This additional issuance resulted in net proceeds of approximately $6,273,000 after underwriting discounts of approximately $177,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. Each share of Series B Preferred Stock will be convertible into our common stock at the option of the holder at an initial conversion price of $22.74 per share upon the occurrence of certain events, including our stock reaching a price of $28.43 per share. We may redeem the Series B Preferred Stock after five years at the redemption prices as indicated in the Articles Supplementary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates. We believe the following are our most critical accounting policies.

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have free rent for the first three to six months and certain leases we have entered into, primarily with regard to facilities returned to us by operators in bankruptcy, have reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We received $231,000 of cash in excess of revenues recorded during the six months ended June 30, 2004 and recognized $345,000 of revenues in excess of cash received during the six months ended June 30, 2003. There is $9,406,000 at June 30, 2004 and $9,400,000 at December 31, 2003 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Operating Results

Six-Month Period Ended June 30, 2004 vs. Six-Month Period Ended June 30, 2003

Rental income increased $8,487,000, or 12%, over the same period in 2003. The increase was primarily due to rental income from 34 facilities acquired and one facility that was completed during 2004 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us during 2004.

Interest and amortization of deferred financing costs decreased $2,370,000, or 8%, over the same period in 2003. The decrease was primarily due to a decrease in the average balance on our unsecured credit facility versus the same period last year, a decrease in the interest rates on our floating rate debt, the payoff of $26,750,000 of fixed rate medium term notes in 2004 and the payoff of $74,000,000 of fixed rate medium term notes during the last nine months of 2003. The decrease was partially offset by interest on a $29,475,000 mortgage secured by one existing building financed during third quarter 2003 and interest related to $43,631,000 of assumed mortgage debt secured by five facilities acquired during the six months ended June 30, 2004. Depreciation and amortization increased $1,512,000, or 7%, over the same period in 2003. The increase was primarily related to depreciation on the 34 facilities acquired and one facility that completed development during 2004. General and administrative expenses increased $3,324,000, or 85%, over the same period in 2003. The increase was primarily due to a one time charge of $1,402,000 for retirement compensation related to our retiring chief executive officer, a $745,000 charge related to the lease-up of a restructured skilled nursing facility, the addition of a chief operating officer position and increases in other general corporate expenses.

Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The decrease of $52,000, or 5%, from the same period in 2003 is due to a loss on the sale of one facility of $307,000 partially offset by increases in revenues from the remaining 48 joint venture owned facilities and a reduction in the interest rate on the joint venture’s secured debt. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

The loss in discontinued operations of $109,000 is a reduction of $244,000 from the income of $135,000 for the same period in 2003. The loss for the six months ended June 30, 2004 is primarily made up of general and administrative expenses related to assets held for sale. The income for the six months ended June 30, 2003 is comprised of $1,720,000 of rental income offset by $477,000 of depreciation and amortization, $463,000 of general and administrative expenses and an impairment of assets charge of $645,000. The impairment of assets charge for the six months ended June 30, 2003 represents the write-down of three of our assets held for sale to their individual estimated fair values less costs to sell. The difference in the composition of the loss from discontinued operations was primarily caused by the fact that the facilities sold in 2003 had income in 2003, but do not have income in 2004, while the assets held for sale generate expenses, but generally do not produce income. Any future income/loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale. One facility was sold in July 2004 as a result of the exercise of the purchase option by the tenant. This sale resulted in a gain of approximately $2,000,000.

Three-Month Period Ended June 30, 2004 vs. Three-Month Period Ended June 30, 2003

Rental income increased $7,091,000, or 19%, over the same period in 2003. The increase was primarily due to rental income from 34 facilities acquired and one facility that was completed during 2004 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us during 2004.

Interest and amortization of deferred financing costs was consistent with the same period in 2003. This was the result of a decrease in the interest rates on our floating rate debt, the payoff of $26,750,000 of fixed rate medium term notes in 2004 and the payoff of $74,000,000 of fixed rate medium term notes during the last nine months of 2003, primarily offset by interest on a $29,475,000 mortgage secured by one existing building financed during third quarter 2003 and interest related to $43,631,000 of assumed mortgage debt secured by five facilities acquired during the six months ended June 30, 2004. Depreciation and amortization increased $1,424,000, or 13%, over the same period in 2003. The increase was primarily related to depreciation on the 34 facilities acquired and two facilities that completed development during 2004. General and administrative expenses increased $1,308,000, or 64%, over the same period in 2003. This increase was primarily due to a $745,000 charge related to the lease-up of a restructured skilled nursing facility and increases in general corporate expenses.

Income from unconsolidated joint venture increased $29,000, or 6%, over the same period in 2003. The increase was due to increased revenue from the facilities and a reduction in the interest rate on the joint venture’s secured debt.

The loss in discontinued operations of $37,000 is a reduction of $255,000 from the income of $218,000 for the same period in 2003. The loss for the three months ended June 30, 2004 is primarily made up of general and administrative expenses related to assets held for sale. The income for the three months ended June 30, 2003 is comprised of $525,000 of rental income offset by $202,000 of depreciation and amortization, and $105,000 of general and administrative expenses.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have only two leases expiring in 2004, one of which was sold pursuant to the exercise of the purchase option by the tenant as discussed above. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. Additional investments in healthcare facilities would increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Information Regarding Certain Operators

At June 30, 2004, one of our tenant operators remains involved in Chapter 11 reorganization bankruptcy proceedings. Generally speaking, a tenant in bankruptcy can assign, affirm or reject a lease. Until a lease is rejected, the tenant is obligated to comply with the terms of the lease following the bankruptcy filing, including the timely payment of rent. Moreover, if the lease ultimately is assigned or affirmed, the tenant (or its assignee) is obligated to accept the lease without modification and to cure all pre-filing breaches. In our experience, whether or not the leased property is providing positive cash flow is usually a key factor in the tenant’s decision to assign, affirm or reject a lease. Certain related entities of Infinia filed for bankruptcy protection in December 2003, one of which leases one facility from us. The bankrupt entity has filed a motion and plan of reorganization with the court to affirm our lease “as is”. We expect the bankruptcy court to approve this motion and plan. If it does not, we believe we will be able to re-lease the facility to another operator or operate the facility upon terms that would not have a long-term adverse effect on our company. The final three facilities involved in the Alpha bankruptcy have been leased to new operators during the second quarter at rates consistent with those previously paid by Alpha.

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

During the six months ended June 30, 2004, the joint venture sold one facility for cash proceeds of $2,363,000 resulting in a loss of $307,000 included in discontinued operations.

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

The partnership agreement contains reciprocal buy/sell provisions that allow either partner at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the interest of the partner making the offer on the same economic terms.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $7,884,000 from the same period in 2003. This was primarily due to increases in revenues as discussed above under the caption “Operating Results”. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the six months ended June 30, 2004, we acquired seven skilled nursing facilities, 22 assisted and independent living facilities and five specialty hospitals in eight separate transactions for an aggregate investment of $264,378,000, including the assumption of $43,631,000 of mortgage financing. We also funded $10,617,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2004, we have committed to fund additional expansions, construction and capital improvements of approximately $21,000,000.

Financing Activities

During the six-month period ended June 30, 2004, we repaid $26,750,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 7.7%. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand.

We have $55,000,000 of medium-term notes with a rate of 6.9% due in 2037, which may be put back to us at their face amounts at the option of the holders on October 1, 2004. While we do not expect these notes will be put back to us because the holders have another put right in three years and the current interest rate is high enough that the holders would not be expected to put their notes, the holders may elect to do so. We anticipate repaying the maturing medium-term notes and any that are put back to us with a combination of proceeds from borrowings on our unsecured revolving credit facility, cash on hand, potential asset sales and mortgage loans receivable payoffs, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s, BBB- from Standard & Poor’s and BBB- from Fitch.

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

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2004 was 2%. During the six months ended June 30, 2004, we issued approximately 33,000 shares of common stock resulting in net proceeds of $616,000 that were used to repay borrowings on our unsecured revolving credit facility, to fund acquisitions and for other general corporate purposes.

At June 30, 2004, we had $224,000,000 available under our $400,000,000 unsecured revolving credit facility that expires on April 15, 2007, which can be unilaterally extended by us for an additional year. On April 15, 2004, our new $400,000,000 unsecured revolving credit facility became effective and replaced our previous $150,000,000 credit facility. The new credit facility, including the required financial covenants, is substantially the same as the prior credit facility with the only significant changes being the total amount available for borrowing, the new maturity date of April 15, 2007, an increase in the maximum secured debt ratio from 15% to 30% and a reduction in our LIBOR borrowing spread from 120 basis points to 107.5 basis points.

At June 30, 2004, we had shelf registration statements on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $352,518,000 of securities including debt, convertible debt, common and preferred stock. In addition, at June 30, 2004, we had approximately 4,790,000 shares available for issuance under our dividend reinvestment and stock purchase plan.

On July 2, 2004, we issued 1,000,000 shares of 7.75% Series B Cumulative Convertible Preferred Stock with a liquidation preference of $100 per share. This issuance resulted in net proceeds of approximately $96,750,000 after underwriting discounts and other fees of approximately $3,250,000. We also issued an additional 64,500 shares of Series B Preferred Stock pursuant to an exercise of an over-allotment option on July 28, 2004. This additional issuance resulted in net proceeds of approximately $6,273,000 after underwriting discounts of approximately $177,000. The net proceeds were used to repay borrowings under our secured revolving credit facility. Each share of Series B Preferred Stock will be convertible into our common stock at the option of the holder at an initial conversion price of $22.74 per share upon the occurrence of certain events, including our stock reaching a price of $28.43 per share. We may redeem the Series B Preferred Stock after five years at the redemption prices as indicated in the Articles Supplementary. Subsequent to this issuance, we have approximately $246,068,000 of securities, including debt, convertible debt, common and preferred stock available to be issued under our second shelf registration statement on file with the SEC.

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

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	continued deterioration of the operating results or financial condition, including bankruptcies, of our tenants;

•	occupancy levels at certain facilities;

•	changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	our ability to meet acquisition goals;

•	the ability of our operators to obtain and maintain adequate liability and other insurance;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2003.

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

We provide mortgage loans to operators of health care facilities as part of our normal operations. The majority of the loans have fixed rates. Three of our mortgage loans have adjustable rates; however, the rates adjust only once or twice over the term of the loans and the minimum adjusted rates are equal to the then current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes.

We utilize debt financing primarily for the purpose of making additional investments in health care facilities. Historically, we have made short-term borrowings on our variable rate unsecured revolving credit facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

During the six months ended June 30, 2004, the borrowings under our unsecured revolving credit facility have increased from $63,000,000 to $176,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2004 of approximately $967,000.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(b) On July 2, 2004, we issued 1,000,000 shares of 7.75% Series B Convertible Preferred Stock. We also issued an additional 64,500 shares of Series B Preferred Stock pursuant to the exercise of an over-allotment option on July 28, 2004. The Series B Preferred Stock ranks senior to all of our common stock and on parity with our existing 7.677% Series A Cumulative Preferred Stock with respect to dividend rights and rights upon our liquidation, winding-up or dissolution. Except if we determine it is necessary to maintain our status as a REIT, no dividend will be declared or paid upon, or any sum set apart for the payment of dividends upon, any outstanding share of Series B Preferred Stock with respect to any dividend period unless all dividends for all preceding dividend periods have been declared and paid or declared and a sufficient sum set apart for the payment of such dividend, upon all outstanding shares of Series B Preferred Stock. If dividends on the Series B Preferred Stock are in arrears and unpaid for six or more quarterly periods (whether or not consecutive), the holders of the Series B Preferred Stock will be entitled at our next regular or special meeting of stockholders to elect two additional directors to our board of directors. Such voting rights and the terms of the directors so elected will continue until such time as the dividend arrearage on the Series B Preferred Stock has been paid in full.

In the event of our voluntary or involuntary liquidation, winding-up or dissolution, each holder of Series B Preferred Stock will be entitled to receive and to be paid out of our assets available for distribution to our stockholders, before any payment or distribution is made to the holders of our common stock, a liquidation preference in the amount of $100 per share of Series B Preferred Stock, plus accumulated and unpaid dividends on the shares to the date fixed for liquidation, winding-up or dissolution.

Each share of Series B Preferred Stock will be convertible only on or after the occurrence of certain conversion triggering events at the option of the holder at an initial conversion price of $22.74 per share. We may redeem the Series B Preferred Stock on or after July 5, 2009, in whole or from time to time in part, for cash, at the redemption prices as indicated in the Articles Supplementary, initially $103.875 per share, plus all accumulated and unpaid distributions. If we undergo a fundamental change (as defined in the Articles Supplementary), each holder of Series B Preferred Stock will have the right to require us to repurchase some or all of such holder’s Series B Preferred Stock. The fundamental change repurchase price may be paid in cash, shares of common stock, or a combination thereof.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 16, 2004 (“Annual Meeting”). At the Annual Meeting, David R. Banks, Douglas M. Pasquale and Jack D. Samuelson were elected as directors to serve for a three-year term until the 2007 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are R. Bruce Andrews, William K. Doyle, Charles D. Miller, Robert D. Paulson and Keith P. Russell.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Cast Against
Election of David R. Banks	47,549,892	15,266,896
Election of Douglas M. Pasquale	62,006,435	810,353
Election of Jack D. Samuelson	61,712,207	1,104,581

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3.1(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1(b)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.

3.1(c)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1(d)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

3.1(e)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997, and incorporated herein by this reference.

3.1(f)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated June 30, 2004, filed as Exhibit 3.1 to the Company’s Form 8-K dated June 28, 2004, and incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K dated June 28, 2004, and incorporated herein by this reference.

31	Rule 13a-14(a)/15d-14(c) Certifications of CEO and CFO.

32	Section 1350 Certifications of CEO and CFO.

(b) Reports on Form 8-K

A Form 8-K dated July 1, 2004 was filed to announce that we had entered into an underwriting agreement to sell 1,000,000 shares of our 7.75% Series B Cumulative Convertible Perpetual Preferred Stock, each with a liquidation preference of $100 per share, and that an option existed for the sale of an additional 150,000 shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2004	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ MARK L. DESMOND
Mark L. Desmond Senior Vice President and Chief Financial Officer (Principal Financial Officer)