Form 10-K
period 2004-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2005-02-24
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number 1-9028

NATIONWIDE HEALTH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-3997619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Newport Center Drive, Suite 1150 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 718-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
Series A Cumulative Preferred Step-Up REIT Securities	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates was approximately $1,247,466,000 as of the last business day of the registrant’s most recently completed second fiscal quarter.

66,895,261

(Number of shares of common stock outstanding as of February 24, 2005)

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-K

December 31, 2004

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

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated operators under “triple-net” “master” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant operator. In addition, but intentionally to a much lesser extent because we view the risks of this activity to be greater, from time to time we extend mortgage loans and other financing to operators. Currently, about 96% of our revenues are derived from our leases, with the remaining 4% from our mortgage loans and other financing.

At December 31, 2004, we had investments in 403 facilities located in 39 states. As of December 31, 2004, we had direct ownership of:

•	164 skilled nursing facilities;

•	158 assisted and independent living facilities;

•	12 continuing care retirement communities; and

•	7 specialty hospitals.

At December 31, 2004, we held 12 mortgage loans secured by:

•	13 skilled nursing facilities;

•	one assisted and independent living facility; and

•	one continuing care retirement community.

We also have a 25% interest in an unconsolidated joint venture that owns 47 assisted living facilities located in 12 states.

Substantially all of our owned facilities are leased under “triple-net” leases, which are accounted for as operating leases, to 67 healthcare providers.

Our facilities are operated by 72 different operators, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation	16
• Beverly Enterprises, Inc.	20
• Emeritus Corporation	21
• Extendicare, Inc.	1
• Genesis Healthcare	4
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Of the operators of our facilities, only Alterra Healthcare Corporation and American Retirement Corporation accounted for 10% or more of our revenues for the twelve months ended December 31, 2004 or are expected to account for more than 10% of our revenues in 2005. In addition, our joint venture, of which we are the manager, has direct ownership of 47 assisted living facilities, all of which are leased to Alterra.

The following table summarizes our top five operators, the number of facilities each operates and the percentage of our revenues received from each of these operators as of the end of 2004, as adjusted for facilities acquired and disposed during 2004:

Operator	Number of Facilities Operated	Percentage of Revenue
Alterra Healthcare Corporation	54	11%
American Retirement Corporation	16	10%
Atria Senior Living Group	17	9%
Emeritus Corporation	21	7%
Beverly Enterprises, Inc.	20	5%

Our leases generally have initial terms ranging from five to 21 years with two or more multiple-year renewal options. We earn fixed monthly minimum rents and may earn periodic additional rents. The additional rent payments are generally computed as a percentage of facility revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates. Also, the majority of our leases contain provisions that the total rent cannot decrease from one year to the next. Approximately 81% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and, if purchase options exist, grouped purchase options. Leases covering 287 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months, of initial monthly minimum rents. Leases covering 153 facilities require the tenant to impound property taxes and leases covering 71 facilities require capital expenditure impounds. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures for the leased properties.

During 2004, we acquired 28 assisted and independent living facilities, 13 skilled nursing facilities and five specialty hospitals for an aggregate investment of $381,989,000. We also completed the development of a $13,351,000 independent and assisted living facility, of which $5,764,000 was funded in 2004, and funded $10,634,000 in capital improvements at a number of facilities in accordance with existing lease provisions. These capital improvements generally result in an increase in the minimum rents we earn on these facilities.

At December 31, 2004, we held 12 mortgage loans secured by 13 skilled nursing facilities, one assisted and independent living facility and one continuing care retirement community. These loans had an aggregate outstanding principal balance of $75,602,000, net of an aggregate discount totaling $149,000, for a net book value of $75,453,000 at December 31, 2004. The mortgage loans have individual outstanding balances ranging from $216,000 to $10,796,000 and have maturities ranging from 2005 to 2031.

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

Objectives and Policies

We are organized to invest in income-producing healthcare related facilities. At December 31, 2004, we had investments in 356 facilities located in 39 states, and we plan to invest in additional health care properties in the United States. We also have a 25% interest in JER/NHP Senior Housing, LLC, an unconsolidated joint venture with JER Senior Housing, LLC, that owns 47 assisted and independent living facilities located in 12 states. Other than our interest in this joint venture, we do not intend to invest in securities of, or interests in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

In evaluating potential investments, we consider such factors as:

•	The geographic area, type of property and demographic profile;

•	The location, construction quality, condition and design of the property;

•	The expertise and reputation of the operator;

•	The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;

•	Whether the anticipated rent provides a competitive market return to NHP;

•	The potential for capital appreciation;

•	The tax laws related to real estate investment trusts;

•	The regulatory and reimbursement environment in which the properties operate;

•	Occupancy and demand for similar health care facilities in the same or nearby communities; and

•	An adequate mix between private and government sponsored patients.

There are no limitations on the percentage of our total assets that may be invested in any one property. The Investment and Risk Management Committee of the Board of Directors or the Board of Directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which we will seek to invest, or on the concentration of investments in any one facility type or any geographic area. From time to time we may sell properties; however, we do not intend to engage in the purchase and sale, or turnover, of investments. We acquire our investments primarily for long-term income.

At December 31, 2004, we had two series of preferred stock, $187,409,000 in notes and bonds payable and $470,000,000 in aggregate principal amount of debt securities that are senior to our common stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock. During the past three years we have issued one series of preferred stock senior to our common stock, and while we do not have immediate plans to issue additional equity securities senior to our common stock, we may in the future.

We have authority to offer shares of our capital stock in exchange for investments that conform to our standards and to repurchase or otherwise acquire our shares or other securities.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. At December 31, 2004, we held 12 mortgage loans secured by 13 skilled nursing facilities, one assisted and independent living facilities and one continuing care retirement community. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

We may incur additional indebtedness when, in the opinion of our management and board of directors, it is advisable. For short-term purposes we from time to time negotiate lines of credit or arrange for other short-term borrowings from banks or otherwise. We arrange for long-term borrowings through public offerings or private placements to institutional investors.

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

We do not have plans to underwrite securities of other issuers.

The policies set forth herein have been established by our board of directors and may be changed without stockholder approval.

Properties

Of the 403 facilities in which we have investments, we have direct ownership of:

•	164 skilled nursing facilities;

•	158 assisted and independent living facilities;

•	12 continuing care retirement communities;

•	7 specialty hospitals.

Included in the 403 facilities are 47 assisted living facilities owned by our unconsolidated joint venture. Substantially all of the properties are leased to other parties under terms that require the tenant, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties. No individual property held by us is material to us as a whole.

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

Assisted and Independent Living Facilities

Assisted and independent living facilities offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to elderly individuals with various levels of assistance requirements. Assisted and independent living residents are provided meals and eat in a central dining area; assisted living residents may also be assisted with some daily living activities with programs and services that allow residents certain conveniences and make it possible for them to live as independently as possible; staff is also available when residents need assistance and for group activities. Services provided to residents who require more assistance with daily living activities, but who do not require the constant supervision skilled nursing facilities provide, include personal supervision and assistance with eating, bathing, grooming and administering medication. Charges for room, board and services are generally paid from private sources.

Continuing Care Retirement Communities

Continuing care retirement communities provide a broad continuum of care. At the most basic level, independent living residents might receive meal service, maid service or other services as part of their monthly rent. Services which aid in everyday living are provided to other residents, much like in an assisted living facility. At the far end of the spectrum, skilled nursing, rehabilitation and medical treatment are provided to residents who need those services. This type of facility consists of independent living units, dedicated assisted living units and licensed skilled nursing beds on one campus. The different types of services may be provided by different operators.

Specialty Hospitals

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

The following table sets forth certain information regarding our owned facilities as of December 31, 2004:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2004 Rent (2)
			(Dollars in Thousands)
Assisted and Independent Living Facilities:
Alabama	2	166	$5,952	$595
Arizona	2	142	7,885	819
Arkansas	1	32	2,150	211
California	17	1,766	115,340	13,977
Colorado	7	845	76,753	8,138
Connecticut	1	105	20,032	1,194
Delaware	1	54	5,302	432
Florida	21	1,498	120,346	11,102
Georgia	1	30	5,371	363
Idaho	1	158	11,872	1,331
Illinois	2	198	18,685	893
Indiana	1	50	4,750	360
Kansas	4	231	13,557	837
Kentucky	1	44	2,782	313
Louisiana	2	184	14,089	1,101
Maryland	1	60	5,398	239
Massachusetts	3	296	35,718	2,263
Michigan	1	143	7,306	1,228
Mississippi	2	128	10,082	680
Missouri	1	94	3,615	190
Nevada	2	154	13,616	1,312
New Jersey	3	204	22,368	1,059

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2004 Rent (2)
			(Dollars in Thousands)
New York	2	326	33,208	3,184
North Carolina	2	141	11,252	851
Ohio	11	635	39,389	3,344
Oklahoma	3	178	8,483	844
Oregon	6	559	28,938	3,177
Pennsylvania	4	289	30,077	1,790
Rhode Island	4	402	46,841	2,796
South Carolina	6	293	21,082	1,825
Tennessee	5	276	25,374	1,523
Texas	23	1,178	109,094	9,525
Virginia	2	153	12,973	1,004
Washington	6	557	34,218	3,673
West Virginia	2	156	12,456	704
Wisconsin	5	597	65,280	3,342

Subtotals	158	12,322	1,001,634	86,219

Skilled Nursing Facilities:
Arizona	1	130	3,540	681
Arkansas	8	833	34,914	3,486
California	6	599	19,125	3,615
Connecticut	3	351	12,674	650
Florida	6	825	21,593	2,341
Georgia	1	100	4,342	326
Idaho	1	64	792	110
Illinois	2	210	5,549	612
Indiana	7	886	27,336	2,973
Kansas	9	645	14,805	1,129
Kentucky	2	242	9,086	1,009
Maryland	5	911	30,720	3,293
Massachusetts	12	1,418	81,928	6,964
Minnesota	3	568	23,452	1,946
Mississippi	1	120	4,467	454
Missouri	1	108	2,740	567
Nevada	1	140	4,389	673
North Carolina	1	150	2,360	364
Ohio	5	733	28,338	2,704
Oklahoma	3	253	3,940	450
Tennessee	5	508	18,534	2,117
Texas	56	6,544	133,884	16,644
Utah	1	65	2,759	55
Virginia	4	604	18,568	3,188
Washington	7	613	40,217	3,110
West Virginia	4	326	15,143	1,503
Wisconsin	7	568	12,874	2,248
Wyoming	2	217	11,987	653

Subtotals	164	18,731	590,056	63,865

Continuing Care Retirement Communities:
Arizona	1	228	12,751	1,431
California	1	279	12,427	1,735
Colorado	1	119	3,115	351
Florida	1	225	12,043	587
Georgia	1	190	11,492	1,020

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2004 Rent (2)
			(Dollars in Thousands)
Kansas	1	200	13,204	1,442
Massachusetts	2	349	28,947	2,618
Tennessee	1	80	3,178	371
Texas	1	354	30,870	3,201
Wisconsin	2	892	66,101	5,164

Subtotals	12	2,916	194,128	17,920

Specialty Hospitals:
Arizona	2	116	17,071	2,317
California	2	84	39,351	3,346
Texas	3	103	10,716	1,078

Subtotals	7	303	67,138	6,741

Total Owned Facilities	341	34,272	$1,852,956	$174,745

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.
(2)	Rental income for 2004 for each of the properties we owned at December 31, 2004, excluding assets held for sale.

Competition

We generally compete with other REITs, including Health Care Property Investors, Inc., Senior Housing Properties Trust, Healthcare Realty Trust Incorporated, Health Care REIT, Inc., Ventas Inc., LTC Properties, Inc., Omega Healthcare Investors, Inc., National Health Investors, Inc and CNL Retirement Properties, real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies, pension funds, the Department of Housing and Urban Development and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The operators of the healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians, staff and location.

Regulation

Payments for healthcare services provided by the operators of our facilities are received principally from four sources: Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged and certain chronically disabled individuals; private funds; and health and other insurance plans. Government revenue sources, particularly Medicaid programs, are the primary source of funding for most skilled nursing facilities and are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to skilled nursing facilities which in turn might affect the amount of additional rents payable to us under our leases. Recently, primarily due to budget constraints, several states have either cut reimbursement under their Medicaid programs or are considering doing so. Medicare reimburses skilled nursing facility operators for nursing care, ancillary services and capital costs at a flat per diem rate. On October 1, 2004, Medicare reimbursement rates were increased by 2.8%. On October 1, 2003, Medicare reimbursement rates were increased by over 6%. Payments under reimbursement programs allocable to patients may not remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to patients. Decreases in reimbursement levels could have an adverse impact on the revenues of the operators of our skilled nursing facilities, which could in turn adversely impact their ability to make their monthly lease or debt payments to us. Changes in reimbursement levels have very little impact on our assisted and independent living facilities because virtually all of their revenues are paid from private funds.

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

Healthcare facilities in which we invest are also generally subject to federal, state and local licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need (CON), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements generally apply to skilled nursing facilities. CON requirements are not uniform throughout the United States and are subject to change. In addition, some states have staffing and other regulatory requirements. We cannot predict the impact of regulatory changes with respect to licensure and CONs on the operations of our operators.

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 24, 2005:

Name	Position	Age
Douglas M. Pasquale	President and Chief Executive Officer	50
Donald D. Bradley	Senior Vice President and Chief Investment Officer	49
Mark L. Desmond	Senior Vice President and Chief Financial Officer	46
Abdo H. Khoury	Senior Vice President and Chief Portfolio Officer	55
David M. Boitano	Vice President and Senior Investment Officer	43
Steven J. Insoft	Vice President and Senior Investment Officer	41
John J. Sheehan, Jr.	Vice President and Senior Investment Officer	47
David E. Snyder	Corporate Controller	33

Douglas M. Pasquale—President and Chief Executive Officer since April 2004 and a director since November 2003. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale simultaneously served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International—North America, a leading hotel ownership and hotel management company from 1996 to 1998 and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (ASHA).

Donald D. Bradley—Senior Vice President and Chief Investment Officer since July 2004. Mr. Bradley was Senior Vice President and General Counsel from March 2001 to June 2004. From January 2000 to February 2001, Mr. Bradley was engaged in various personal interests. Mr. Bradley was formerly the General Counsel of Furon Company, a NYSE-listed international, high performance polymer manufacturer from 1990 to December 1999. Previously, Mr. Bradley served as a Special Counsel of O’Melveny & Myers LLP, an international law firm with which he had been associated since 1982. Mr. Bradley is a member of the Executive Board of ASHA.

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

Abdo H. Khoury—Senior Vice President and Chief Portfolio Officer since August 2004. Mr. Khoury served as the Executive Vice President of Operations of Atria Senior Living Group (formerly ARV Assisted Living, Inc.) from June 2003 to March 2004. From January 2001 to May 2003, Mr. Khoury served as President of ARV and he served as Chief Financial Officer at ARV from March 1999 to January 2001. From October 1997 to February 1999, Mr. Khoury served as President of the Apartment Division at ARV. From January 1991 to September 1997, Mr. Khoury ran Financial Performance Group, a business and financial consulting firm located in Newport Beach, California.

David M. Boitano—Vice President and Senior Investment Officer since February 2002. From June 2000 until November 2001, Mr. Boitano was the Chief Operating Officer for Essential Markets, Inc., an information technology company. Mr. Boitano was the Senior Vice President of Finance and Acquisitions and Treasurer of Alterra Healthcare Corporation, an operator of assisted and independent living facilities, from November 1999 until May 2000. Prior to that, Mr. Boitano was the Senior Vice President of Finance and Acquisitions from October 1998 until October 1999 and the Vice President of Finance from May 1996 until September 1998, both also of Alterra. From March 1994 until May 1996, Mr. Boitano was the Chief Financial Officer of Crossings International Corporation, an operator of assisted living facilities. Mr. Boitano is a certified public accountant.

Steven J. Insoft—Vice President and Senior Investment Officer since February 1998. From August 1991 to January 1998, Mr. Insoft served as President of CMI Senior Housing & Healthcare, Inc., an operator of skilled nursing facilities. From 1988 to 1991, Mr. Insoft was an Associate in the Capital Markets Group of Prudential Insurance Company of America.

John J. Sheehan, Jr.—Vice President and Senior Investment Officer since February 1996. From April 1990 until joining our company, Mr. Sheehan was Vice President, Mortgage Finance for Life Care Centers of America, an operator and manager of skilled nursing facilities. From September 1987 through April 1990, Mr. Sheehan served as Director of Asset Management for Southmark Corporation, a real estate syndication company.

David E. Snyder—Corporate Controller since January 1998. Prior to joining the company, Mr. Snyder was the director of financial reporting at Regency Health Services, Inc. from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder is a certified public accountant.

Employees

As of February 24, 2005, we had 16 employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required by Sections 13(a) and (15d) of the Securities Exchange Act of 1934, as amended, are electronically filed with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our annual, quarterly and current reports, and amendments to reports are also available on our website at www.nhp-reit.com, as soon as reasonably practicable after those reports are available on the SEC’s website.

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

Nationwide Health Properties, Inc.

610 Newport Center Drive, Suite 1150

Newport Beach, California 92660

Attention: Mark L. Desmond

Business Code of Conduct & Ethics

Our board of directors has adopted a Business Code of Conduct & Ethics, which applies to all employees, including our chief executive officer, chief financial officer, controller and directors. The Business Code of Conduct & Ethics is posted on our website at www.nhp-reit.com. Our Audit Committee must approve any waivers of the Business Code of Conduct & Ethics. We presently intend to disclose any amendments and waivers, if any are ever granted, of the Business Code of Conduct & Ethics on our website; however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K. There have been no waivers of the Business Code of Conduct & Ethics.

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

RISKS RELATING TO OUR OPERATORS

Our financial position could be weakened and our ability to make distributions could be limited if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. There may end up being more serious operator financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities due to general economic and other factors, continuing increases in liability, insurance premiums and other expenses. These adverse developments could arise due to a number of factors, including those listed below.

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

•	Leases. If one of our lessees seeks bankruptcy protection, the lessee can either assume or reject the lease. Generally, the operator is required to make rent payments to us during its bankruptcy until it rejects the lease. If the lessee assumes the lease, the court cannot change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. In that event, if we were able to re-lease the facility to a new operator only on unfavorable terms or after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

•	Mortgage Loans. If an operator defaults under one of our mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to a property and thereafter making substantial improvements or repairs in order to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against an enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. In addition, an operator would not be required to make principal and interest payments while an automatic stay was in effect. High “loan to value” ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

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

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•	Medicare, Medicaid and Private Payor Reimbursement. A significant portion of our skilled nursing facility operators’ revenue is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid, and failure to maintain certification and accreditation in these programs would result in a loss of funding from them. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of health care services. For example, the Balanced Budget Act of 1997 established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving reimbursement adequate to cover the costs of operating the facilities. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding health care costs and their budgetary impact may result in significant reductions in payment to health care facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Loss of certification or accreditation, or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline.

•

Licensing and Certification.    Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss of licensure would prevent a facility, or in some cases, potentially all of an operator’s facilities in a state, from operating. Our skilled nursing facilities generally require governmental approval, often in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may not be able to satisfy current and future regulatory requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time. State licensing and Medicare and Medicaid laws also require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect such facilities and investigate complaints. Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our tenants’ ability to operate and therefore pay rent to us.

•	Fraud and Abuse Regulations. There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by health care providers. These laws include (i) criminal laws that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments, (ii) certain federal and state anti-remuneration laws, such as the federal health care Anti-Kickback Statute and federal self-referral law (also known as the “Stark law”), which govern various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers, (iii) the Civil Monetary Penalties law, which may be imposed by the Department of Health and Human Services for certain fraudulent acts, and (iv) federal and state patient privacy laws, such as the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996. Governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. In addition, certain laws, such as the Federal False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government for violations of fraud and abuse laws. These qui tam actions may be filed by present and former patients, nurses or other employees, or other third parties. The Health Insurance Portability and Accountability Act of 1996 and the Balanced Budget Act of 1997 expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under anti-fraud demonstration projects such as Operation Restore Trust, the Office of Inspector General of the US Department of Health and Human Services, in cooperation with other federal and state agencies, has focused and may continue to focus on the activities of skilled nursing facilities in certain states in which we have properties. The violation of any of these regulations by an operator may result in the imposition of fines or other penalties (including exclusion from the Medicare and Medicaid programs) that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•	Legislative Developments. Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for health care claims and payment transactions, and higher standards to protect the security and privacy of health-related information. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Our operators are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease or mortgage payments and fulfill their insurance, indemnification and other obligations to us.

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients or assisted and independent living facility residents or the families of either has succeeded in winning very large damage awards for alleged abuses. To a lesser extent, this litigation also has spilled over and affected assisted and independent living facilities. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our operators to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposures. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially exposing us to those risks, this could cause our tenants to be unable to pay their lease or mortgage payments potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our operators. For example, we have been named as a defendant in lawsuits for wrongful death at one of our facilities formerly operated by a now bankrupt operator with minimal insurance. Although we have no involvement in the activities of our operators and our standard leases generally require our operators to carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment.

Increased competition has resulted in lower revenues for some of our operators and may affect the ability of our tenants to meet their payment obligations to us.

The health care industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar health care services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, past overbuilding in the assisted and independent living market caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services and adversely impacted the occupancy of mature properties. This in turn resulted in lower revenues for the operators of certain of our facilities and contributed to the financial difficulties of some of our operators. While we believe that overbuilt markets should reach stabilization in the next several years and are less of a problem today due to minimal new development, we cannot be certain the operators of all of our facilities will be able to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future, including through industry consolidations, that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

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

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates. Other risks that are associated with real estate acquisition and ownership include, among other things, the following:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act; and

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable.

We rely on external sources of capital to fund future capital needs, and if our access to such capital on reasonable terms is limited, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income. Because of this distribution requirement, we will not be able to fund, from cash retained from operations, all future capital needs, including capital needs to satisfy or refinance maturing commitments and to make investments. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. In the early 2000’s, difficult capital market conditions in our industry limited our access to capital and as a result our historic level of new investments decreased. Although we believe our access to capital today is good, we may again encounter difficult market conditions that could limit our access to capital. This could limit our ability to make future investments or possibly affect our ability to meet our maturing commitments.

Our potential capital sources include:

•	Equity Financing. As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions that may change from time to time. Among the market conditions and other factors that may affect the market price of our common stock are:

•	the extent of investor interest;

•	the reputation of REITs in general and the healthcare sector in particular and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our operators;

•	the contents of analyst reports about us and the REIT industry;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•	our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from additional investments and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

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

•

Debt Financing/Leverage.    Financing for our maturing commitments and future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to service our debt or make distributions to our stockholders, that we will be unable to refinance existing indebtedness and that the terms of refinancing may not be as favorable as the terms of existing indebtedness or may include restrictive covenants that limit our flexibility in operating our business. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings, our ability to obtain additional financing in the future for working capital, capital expenditures, investments, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

Increasing investor interest in our sector and consolidation at the operator or REIT level could increase competition and reduce our profitability.

Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of healthcare REITs and other financing sources, some of which are larger and have a lower cost of capital than we do. Recently, there has been increasing interest from large new REITs and other investors in the senior housing and long-term care real estate sector. Additionally, the potential for consolidation at the REIT or operator level appears to have increased. These developments could result in fewer investment opportunities for us and lower spreads over our cost of our capital, which would hurt our growth.

Two of the operators of our facilities each accounts for more than 10% of our revenues. If these operators experience financial difficulties, or otherwise fail to make payments to us, our revenues may significantly decline.

For the year ended December 31, 2004, as adjusted for facilities acquired and disposed of during that period, Alterra Healthcare Corporation accounted for 11% of our revenues and American Retirement Corporation, or ARC, accounted for 10% of our revenues. We cannot assure you that Alterra and ARC will continue to satisfy their respective obligations to us. For example, although Alterra emerged from bankruptcy in December 2003 following significant restructuring activities, none of which resulted in a loss of revenue to us, we cannot assure you of Alterra’s ongoing financial health following this restructuring. The failure or inability of Alterra or ARC to pay their respective obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We intend to operate in a manner to qualify as a REIT under the Internal Revenue Code. While we believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Internal Revenue Code, it is possible that is not the case or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating at least 90% of our annual REIT taxable income. You should be aware that future legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification as a REIT. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we lose our REIT status, our net earnings available for distribution to stockholders or investments would be significantly reduced for each of the years involved. In addition, we would no longer be required to make distributions to stockholders.

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.

We currently have the lowest investment grade credit ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s Ratings Services and Fitch Ratings on our unsecured notes. If any of these rating agencies downgrade our credit rating, or place our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock will likely decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

Unforeseen costs associated with investments in new properties could reduce our profitability.

Our business strategy contemplates future investments that may not prove to be successful. For example, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we agree to provide funding to enable health care operators to build, expand or renovate facilities on our properties and the project is not completed, we could be forced to become involved in the development to ensure completion or we could lose the property. These costs may negatively affect our results of operations.

We may recognize losses on the sale of certain facilities.

From time to time, we classify certain facilities, including unoccupied buildings and land parcels, as assets held for sale. For example, as of December 31, 2004, assets held for sale totaled approximately $3,050,000. To the extent we are unable to sell these properties for book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

Our success depends in part on our ability to retain key personnel.

We depend on the efforts of our executive officers, particularly our Chief Executive Officer Mr. Douglas M. Pasquale and our Senior Vice Presidents Mr. Donald D. Bradley, Mr. Mark L. Desmond, and Mr. Abdo H. Khoury. The loss of the services of these persons or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment and/or security agreements with certain of these executive officers, these agreements may not assure their continued service.

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

As of December 31, 2004, we had total consolidated indebtedness of approximately $843,409,000 and total assets of approximately $1,710,111,000. We expect to incur additional indebtedness in the future. The risks associated with financial leverage include:

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

Our charter and bylaws and the laws of the state of our incorporation contain provisions that may delay, defer or prevent a change in control or other transactions that could provide stockholders with the opportunity to realize a premium over the then-prevailing market price for our common stock.

In order to protect us against the risk of losing our REIT status for federal income tax purposes due to a rule that prevents five or fewer individuals from owning more than 50% of a REIT’s stock, our charter prohibits the ownership by any single person of more than 9.9% of the issued and outstanding shares of our voting stock. We have the right to redeem shares acquired or held in excess of the ownership limit. In addition, any acquisition of our common stock or preferred stock that would result in our disqualification as a REIT is null and void. The ownership limit may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our stockholders’ ability to realize a premium over the market price for the shares of our common stock. Our board of directors has increased the ownership limit of up to 20% with respect to one of our stockholders, Cohen & Steers Capital Management, Inc. Based on SEC filings, Cohen & Steers Capital Management, Inc. beneficially owned 7,738,000 of our shares, or approximately 11.58% of our common stock, as of December 31, 2004.

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

In addition, the laws of our state of incorporation and the following provisions of our charter may delay, defer or prevent a transaction that may be in the best interests of our stockholders:

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

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2003 to December 31, 2004 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our Board and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

	High	Low	Dividend
2004
First quarter	$22.69	$19.41	$0.37
Second quarter	22.80	16.38	0.37
Third quarter	21.25	18.77	0.37
Fourth quarter	23.87	20.57	0.37
2003
First quarter	$15.50	$12.45	$0.46
Second quarter	16.25	12.90	0.37
Third quarter	17.55	15.77	0.37
Fourth quarter	19.95	16.82	0.37

As of February 24, 2005 there were approximately 1,200 holders of record of our common stock.

Equity compensation plan information is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005, filed or to be filed pursuant to Regulation 14A.

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

	Years ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Operating Data:
Revenues	$186,611	$161,549	$150,753	$160,829	$164,543
Income from continuing operations	71,299	55,616	40,817	58,865	66,345
Discontinued operations	3,523	(2,174)	(4,263)	9,473	4,817
Net income	74,822	53,442	36,554	68,338	71,162
Preferred stock dividends	(11,802)	(7,677)	(7,677)	(7,677)	(7,677)
Income available to common stockholders	63,020	45,765	28,877	60,661	63,485
Dividends paid on common stock	99,666	88,566	90,585	87,093	85,889

Per Share Data:
Basic/diluted income from continuing operations available to common stockholders	0.90	0.86	0.68	1.09	1.27
Basic/diluted income available to common stockholders	0.95	0.82	0.59	1.30	1.37
Dividends paid on common stock	1.48	1.57	1.84	1.84	1.84

Balance Sheet Data:
Investments in real estate, net	$1,637,390	$1,317,969	$1,345,195	$1,228,987	$1,330,026
Total assets	1,710,111	1,384,555	1,409,933	1,289,838	1,381,007
Borrowings under unsecured revolving credit facility	186,000	63,000	107,000	35,000	79,000
Senior notes due 2004-2038	470,000	540,750	614,750	564,750	627,900
Notes and bonds payable	187,409	133,775	111,303	91,590	62,857
Stockholders’ equity	815,826	602,407	529,140	555,312	563,472

Other Data:
Net cash provided by operating activities	$119,237	$93,305	$85,734	$83,187	$99,940
Net cash (used in) provided by investing activities	(296,225)	(13,588)	(147,626)	75,721	11,258
Net cash (used in) provided by financing activities	174,735	(77,378)	61,217	(155,995)	(121,188)
Diluted weighted average shares outstanding	66,211	55,654	48,869	46,836	46,228

Reconciliation of Funds from Operations (1):
Net income	$74,822	$53,442	$36,554	$68,338	$71,162
Preferred stock dividends	(11,802)	(7,677)	(7,677)	(7,677)	(7,677)
Depreciation and amortization	48,027	42,514	35,878	32,502	34,239
Depreciation and amortization in discontinued operations	140	973	1,944	3,368	3,057
Depreciation in income from unconsolidated joint venture	745	751	493	—	—
Loss (gain) on sale of facilities	(3,750)	2,725	(2,603)	(11,245)	(1,149)
Loss (gain) on sale of facilities from unconsolidated joint venture	116	—	—	—	—

Funds from operations available to common stockholders	$108,298	$92,728	$64,589	$85,286	$99,632

(1)	We believe that funds from operations is an important supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We define funds from operations available to common stockholders as net income (excluding extraordinary items), less preferred stock dividends, plus depreciation and amortization, less gains/losses on sale of facilities. Our measure may not be comparable to similarly titled measures used by other REITs or as defined by the National Association of Real Estate Investment Trusts. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Purpose

Our long-term corporate goal is clearly defined—to provide stockholders with an attractive total return based on a secure dividend. Our business model for achieving this goal is based on a foundation of proactive capital and portfolio management and quality FFO growth, and is equally straightforward. We invest passively in geographically diversified senior housing and long-term care properties (primarily assisted and independent living facilities and skilled nursing facilities), drawing on our extensive management expertise and operational experience in this real estate sector. Our focus remains on this sector because we continue to believe in its growth potential, as evidenced by the favorable demographics of a rapidly growing elderly population and the corresponding recognized need for additional and improved senior housing and long-term care alternatives.

Operations

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated operators under “triple-net” “master” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant operator. In addition, but intentionally to a much lesser extent because we view the risks of this activity to be greater, from time to time we extend mortgage loans and other financing to operators. Currently, about 96% of our revenues are derived from our leases, with the remaining 4% from our mortgage loans and other financing.

Last Three Years

In 2004, we continued the de-leveraging program started in early 2003 (which included a dividend reduction of about 20%) with a goal of creating a more conservative capital structure, providing greater financial flexibility to reliably finance growth and establishing a more secure base for our dividend. We accomplished this primarily by raising approximately $243,000,000 in net new equity, expanding our credit line by $250,000,000 to $400,000,000 and lowering our dividend payout ratio from 94% in 2003 to 90% in 2004 and 86% in the fourth quarter. As a result, we believe we have enhanced our credit statistics and balance sheet, helped preserve and strengthen our investment grade credit ratings (which Moody’s Investors Service, Standard & Poor’s Ratings Services and Fitch Ratings affirmed in 2004) and positioned ourselves for further growth from a conservative base.

Our diluted “funds from operations” increased in 2004 over 2003 by over 16%. This increase in FFO primarily relates to a record year of $381,989,000 in new investments and the completion of a $13,351,000 independent and assisted living facility, greater internal growth and reduced interest expense as a result of our de-leveraging program and a low interest rate environment. We define “funds from operations” or FFO, the key measurement tool that most REIT managements looks to in running their businesses, as net income (excluding extraordinary items), less preferred stock dividends, plus depreciation and amortization, less gains/losses on sales of facilities. Our measure may not be comparable to similarly titled measures used by other REITs. Consequently, our funds from operations may not provide a meaningful measure of our performance as compared to that of other REITs or as defined by the National Association of Real Estate Investment Trusts. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Below we have listed some of the factors that have adversely impacted our FFO in the recent past and may again in the future. To help better anticipate and mitigate potential problems in the future, in 2004 we established a formal Portfolio Management Program and hired a Senior Vice President and Chief Portfolio Officer that reports directly to our Chief Executive Officer. Portfolio Management now joins Capital Management and Quality FFO Growth at center stage as the three drivers of our business.

•	Operator Financial Problems in Early 2000’s. As 2004 has demonstrated, 2003 largely marked the end of what had been a very challenging period for many of our operators as they worked through, with varying degrees of success, financial problems largely caused by skilled nursing facility and assisted and independent living facility capital market excesses in the late 1990’s and government reimbursement issues. Overly enamored with the sector’s long-term favorable demographics, a wide range of debt and equity investors flooded this market with large sums of readily available capital that led to excessive levels of operator debt and overbuilding (primarily in assisted and independent living) in the late 1990’s. This in turn led to a large number of bankruptcies (including five of the seven largest publicly traded skilled nursing facility operators and several assisted and independent living operators, including our largest tenant, Alterra Healthcare Corporation) and restructurings in the early 2000’s. Our net income and FFO were adversely affected as a result of lost revenues from (i) negotiated rent reductions in restructured leases, (ii) rent reductions or rent deferrals on facilities taken back from tenants through lease terminations in and out of bankruptcy that were leased to new operators and (iii) facility closures. Our net income and FFO were also adversely impacted by bankruptcy related expenses and other costs, including substantially increased general and administrative expenses. For the first time in many years, we ended 2004 with no operators in bankruptcy.

•	Capital Redeployment from Mortgage Loan Payoffs and Purchase Option Exercises. We experienced an increase in mortgage loan payoffs and purchase option exercises. The mortgage payoffs largely resulted from a program we initiated to make our asset base more secure by increasing the relative mix of leased versus mortgaged properties. Unlike leases, in bankruptcy a debtor does not need to determine timely whether to assign, affirm or reject the mortgage in its entirety nor is it required to make mortgage payments until it makes that determination, but rather can ignore its obligations, challenge the economics of the mortgage and “cram down” terms—including principal amount, interest rate and payment terms—to those reflecting typically distressed market levels. To lower our overall exposure to this scenario, we encouraged prepayments by waiving any prepayment fees. While our goal of improving our risk profile was met, our net income and FFO were adversely affected by the mortgage loan payoffs and purchase option exercises because we were unable to replace the significant lost revenues from the higher yielding leases and loans. Rather, because there were not any desirable new investments available to us at that time (in fact, desirable new investments first became available in 2002), we instead were forced to re-deploy the capital to fulfill existing construction commitments for new assisted and independent living facilities that were not yet yielding revenue and otherwise pay down our lower-cost debt.

•

Restricted Growth in Early 2000’s.    Because of the factors noted above, we had no net internal growth in revenues from our existing portfolio and saw our net income and FFO decrease until 2003. Similarly, with the exception of 2002, we had only modest external growth in revenues from acquisitions until 2004.

In 2002, a number of attractive investment opportunities became available largely as a result of industry- wide restructurings. To supplement our capital sources and take advantage of these opportunities, we formed a joint venture with an institutional investor. By the end of 2002, we had made a total of about $288,000,000 in new investments, $165,000,000 for our own account and $123,000,000 by our joint venture, which has contributed to our net income and FFO growth.

Focus and Outlook for 2005

Our focus for 2005 is to increase our net income and FFO on an absolute and per share basis. In that regard, we remain cautiously optimistic about both our internal and external growth prospects for 2005. We believe that the worst of the restructurings is behind us and, accordingly, like 2004, the annual rent increases built into our leases should overcome any reasonably foreseeable further restructurings. We expect “same store” internal growth to increase for 2005 largely as a result of investments in 2004 and rent escalators in our leases. This is likely to be offset this year, however, from lost revenues from loan payoffs in 2004 and potentially significant lost rent from likely purchase option exercises in 2005. While the market is extremely competitive at this point, we also are seeing a fair number of potentially attractive investment opportunities that we will carefully evaluate.

In management’s view, there are four principal near term challenges we face in achieving our business objectives. The first is the continued availability of competitively priced capital. This in turn is largely dependent on external factors such as interest rates and equity market volatility. If these factors end up being more adverse than we expect for 2005, it could adversely impact our ability to grow. The second is increasing interest in our sector from new REITs and other larger capital providers, which in turn is increasing competition and reducing spreads or limiting attractive investment opportunities. The third principal challenge is consolidation at either or both of the REIT or operator levels which is likely to result in better capitalized competitors and fewer customers. Finally, there may end up being more serious operator financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities due to general economic and other factors, continuing increases in liability, insurance premiums and other expenses.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have had free rent for the first three to six months and certain leases we entered into, primarily with regard to facilities returned to us by operators in bankruptcy have had reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We recognized $677,000 of cash received in excess of revenues during 2004, $553,000 of revenues in excess of cash received during 2003 and $2,400,000 of revenues in excess of cash received during 2002. There is $9,281,000 at December 31, 2004, and $9,400,000 at December 31, 2003, of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

Additional rents are generally computed as a percentage of facility revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. We do not straight-line rent contingent on revenue increases or increases in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SAB No. 101 does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets

(SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the year ended December 31, 2004, we recorded an impairment of assets charge of $232,000 in discontinued operations related to one of our assets held for sale. During the year ended December 31, 2003, we recorded an impairment of assets charge of $645,000 in discontinued operations related to three of our assets held for sale.

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis. We evaluate the collectibility of receivables based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable. During 2004, we reserved $909,000 of delinquent rent and interest receivable from one tenant.

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In December 2004, the FASB released SFAS No. 123 (revised 2004) Share-Based Payment. We adopted the original SFAS No. 123 Accounting for Stock-Based Compensation in 1999 and have recognized all stock-based compensation in our income statement since that time. The effect of these pronouncements on our financial statements is not expected to be material.

Operating Results

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Rental income increased $26,633,000, or 18%, in 2004 as compared to 2003. The increase was primarily due to rental income from 46 facilities acquired and one facility that was completed during 2004 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us during 2004 and reserves against certain receivables that may not be collectible. Interest and other income decreased $1,571,000, or 12% in 2004 as compared to 2003. The decrease was primarily due to the early payoff of eight mortgage loans, the payoff at maturity of two mortgage loans, and partial repayments of four others during 2004.

Interest and amortization of deferred financing costs decreased $810,000 or 1%, in 2004 as compared to 2003. The decrease was primarily due to the payoff of $70,750,000 of fixed rate medium term notes in 2004, the payoff of $74,000,000 of fixed rate medium term notes during 2003 and a decrease in the weighted average balance on our unsecured credit facility versus last year. The decrease was almost entirely offset by interest related to $66,725,000 of assumed mortgage debt secured by eight facilities acquired during 2004 and interest on a $29,475,000 mortgage secured by one existing building financed during third quarter 2003. Depreciation and amortization increased $5,513,000, or 13%, in 2004 as compared to 2003. The increase was primarily related to depreciation on the 46 facilities acquired and one facility that completed development during 2004. General and administrative expenses increased $4,701,000, or 53%, in 2004 as compared to 2003. The increase was primarily due to a one time charge of $1,402,000 for retirement compensation related to our retiring chief executive officer, $1,485,000 of expense related to the lease-up of a restructured skilled nursing facility, the addition of a chief portfolio officer position, an increase in legal fees, Sarbanes-Oxley related expenses and increases in other general corporate expenses. We expect general and administrative expenses in 2005 to be relatively consistent with 2004.

Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Discontinued operations reflects income of $3,523,000 in 2004 versus a loss of $2,174,000 in 2003. Discontinued operations consists of gain/loss on sale of facilities and income/loss from discontinued operations. The gain on sale of facilities in 2004 of $3,750,000 resulted from the sale of two skilled nursing facilities, two assets held for sale and one land parcel for total cash proceeds of $6,464,000, and the recognition of $1,636,000 of deferred gain upon the payoff of three mortgage loans. The loss on sale of facilities in 2003 of $2,725,000 resulted from the sale of ten facilities, four buildings held for sale and four land parcels held for sale. The loss in discontinued operations of $227,000 is a reduction of $778,000 from the income of $551,000 for the same period in 2003. The loss for 2004 is comprised of revenues of $332,000 less depreciation on the facilities sold in 2004 of $140,000, general and administrative expenses related to assets held for sale of $187,000 and an impairment of $232,000 related to one asset held for sale. The income for 2003 is comprised of $2,780,000 of rental income offset by $973,000 of depreciation and amortization, $611,000 of general and administrative expenses and an impairment of assets charge of $645,000 related to three assets held for sale. The difference in the composition of the loss from discontinued operations was primarily caused by the fact that the facilities sold in 2003 had income in 2003, but do not have income in 2004, the facilities sold in 2004 had income in 2003 but had income for only a portion of 2004 and the assets held for sale generate expenses, but generally do not produce income. Any future income/loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have only three leases covering six facilities expiring in 2005. Several of our tenants have purchase options that may be exercised in 2005, and we believe a number of these will be exercised. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. We currently have no scheduled mortgage loan maturities in 2005. Additional investments in healthcare facilities would increase rental and/or interest income. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Rental income increased $11,614,000, or 9%, in 2003 as compared to 2002. The increase was primarily due to rental income from three facilities acquired during 2003 and 46 facilities acquired during 2002, rental income from five facilities we acquired during 2002 that previously had an aggregate mortgage loans receivable balance of $29,146,000 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us and leased to other operators in 2003 and 2002. Interest and other income decreased by $818,000, or 6%, in 2003 as compared to 2002. The decrease was primarily due to the payoff at par of mortgage loans receivable totaling $17,422,000 securing six facilities, acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002 and regular principal repayments of notes receivable during 2003 and 2002. The decrease was partially offset by interest earned on a new mortgage loan with a balance of $2,615,000 in 2003 and a new mortgage loan with a balance of $7,051,000 in 2002.

Interest and amortization of deferred financing costs increased $1,532,000, or 3%, in 2003 as compared to 2002. The increase was primarily due to the issuance of $100,000,000 of fixed rate medium-term notes in third quarter 2002, the assumption of a $14,227,000 mortgage note on one facility acquired during second quarter 2002 and obtaining a $29,475,000 mortgage secured by one existing facility in third quarter 2003. The increase was partially offset by the payoff of $74,000,000 of fixed rate medium-term notes during 2003, the payoff of $50,000,000 of fixed rate medium-term notes during 2002, a reduction in the average balance on our unsecured revolving credit facility during 2003 and a reduction in the average interest rates on our unsecured revolving credit facility. Depreciation and amortization increased $6,636,000, or 18%, in 2003 as compared to 2002. The increase was due primarily to depreciation on the 46 facilities acquired during 2002, the acquisition of three facilities during 2003 and acquiring title to five facilities previously having an aggregate mortgage loans receivable balance of $29,146,000 during 2002. General and administrative expenses increased $1,042,000, or 13%, in 2003 as compared to 2002 primarily due to expenses related to facilities returned to us and leased to other operators in 2003, increases in legal fees related to operators in bankruptcy, the addition of a chief operating officer position and increase in other general corporate expenses.

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

Discontinued operations reflects a loss of $2,174,000 in 2003 versus a loss of $4,263,000 in 2002. Discontinued operations consists of gain/loss on sale of facilities and income/loss from discontinued operations. The loss on sale of facilities of $2,725,000 in 2003 is due to the sale of ten facilities, four buildings held for sale and four land parcels held for sale. The gain on sale of facilities of $2,603,000 in 2002 is due to the sale of six facilities, five buildings held for sale and one land parcel held for sale. The income from discontinued operations in 2003 reflects the revenues less the depreciation and amortization and other expenses related to the facilities sold and those classified as held for sale during 2003 offset by an impairment of assets charge of $645,000 related to three assets held for sale. The loss from discontinued operations in 2002 reflects an impairment of assets charge of $10,828,000 related to 12 assets held for sale partially offset by the revenues less the depreciation and amortization and other expenses related to the facilities sold and those classified as held for sale during 2003 and 2002. The income from discontinued operations in 2003 of $551,000 is significantly higher than the loss from discontinued operations in 2002 of $6,866,000, primarily due to the impairment of assets charge of $10,828,000 in 2002 versus an impairment of assets charge of only $645,000 in 2003, the facilities disposed of in 2003 being included in income from discontinued operations for only the portion of 2003 prior to their sale while they were included for all of 2002 and the facilities disposed of in 2002 being included in income from discontinued operations for the portion of 2002 prior to their sale.

Information Regarding Certain Operators

As of December 31, 2004, none of our tenant operators remained in Chapter 11 reorganization bankruptcy proceedings.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture was established to invest up to $130,000,000, of which over $127,000,000 was invested, in healthcare facilities similar to those already owned by us. We hold a 25% equity interest in the venture. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. No investments were made by or into this joint venture prior to 2002.

During 2004, the joint venture sold two facilities for cash proceeds of $4,366,000 resulting in a loss of $465,000, which is included in discontinued operations.

The joint venture owns 47 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our co-joint venturer of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002. The joint venture sold one facility during 2005, however the impact of the sale is not material to us.

The joint venture agreement contains reciprocal buy/sell provisions that allow either of us at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the offeror’s interest on the same economic terms.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities for 2004 increased $25,936,000 over 2003. This was primarily due to increased revenues of $25,062,000 discussed above, partially offset by increases in interest expense and general and administrative expenses. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During 2004, we acquired 13 skilled nursing facilities, 28 assisted and independent living facilities and five specialty hospitals in 18 separate transactions for an aggregate investment of $381,989,000, including the assumption of $66,725,000 of mortgage financing. We also completed the development of a $13,351,000 independent and assisted living facility, of which $5,764,000 was funded in 2004, and funded $10,634,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2004, we have committed to fund additional expansions, construction and capital improvements of approximately $18,000,000. On February 1, 2005, we acquired 10 skilled nursing facilities in one transaction with a purchase price of $39,912,000.

During 2004, we sold two skilled nursing facilities to the operators of the facilities pursuant to purchase options, two assets held for sale and one land parcel for cash proceeds of $6,464,000. These sales resulted in a gain of $2,114,000 that is included in gain on sale of facilities in discontinued operations. We also sold the skilled nursing portion of a continuing care retirement community, at net book value, for which we provided a mortgage loan to the buyer of $8,500,000. In addition, gain on sale for 2004 includes $1,636,000 of deferred gain related to the payoff of three purchase financing mortgage loans.

During 2004, eight mortgage loans receivable were prepaid in full and two were repaid at maturity with principal balances totaling $22,839,000 and partial principal prepayments of $4,231,000 were received related to other mortgage loans. The payoff of three of these mortgage loans receivable resulted in a gain of $1,636,000 that is included in gain on sale of facilities in discontinued operations.

Financing Activities

During 2004, we repaid $70,750,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 9.1%. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand.

We anticipate repaying maturing medium-term notes with a combination of proceeds from borrowings on our unsecured revolving credit facility and cash on hand. Borrowings on our unsecured revolving credit facility would be repaid by potential asset sales and mortgage loans receivable payoffs, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current ratings are Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

On April 15, 2004, our new $400,000,000 unsecured revolving credit facility became effective and replaced our previous $150,000,000 credit facility. At December 31, 2004, we had $214,000,000 available under our $400,000,000 unsecured revolving credit facility that expires on April 15, 2007, which we may extend for an additional year. The new credit facility, including the required financial covenants, is substantially the same as the prior credit facility with the only significant changes being the total amount available for borrowing, the new maturity date of April 15, 2007, an increase in the maximum secured debt ratio from 15% to 30% and a reduction in our LIBOR borrowing spread from 120 basis points to 107.5 basis points. In November 2004, we obtained an amendment to the credit facility that excludes borrowings under the credit facility from the floating rate debt covenant.

Under covenants contained in the credit agreement, we are required to maintain, among other things: (i) a minimum net asset value of $500,000,000; (ii) a ratio of total indebtedness to capitalization value of not more than 60%; (iii) an interest coverage ratio of at least 2.5 to 1.0; (iv) a fixed charge coverage ratio of at least 1.75 to 1.0; (v) a secured indebtedness ratio of not more than 30%; (vi) an unsecured interest coverage ratio of at least 2.5 to 1.0; (vii) floating rate debt, excluding credit facility borrowings, of no more than 25% of total debt; (viii) an unencumbered asset value ratio of no more than 60%; and (ix) a minimum rent/mortgage interest coverage ratio of at least 1.25 to 1.0. As of December 31, 2004, we were in compliance with all of the above covenants. We believe we have sufficient margin in the various debt covenants that we expect to remain in compliance throughout 2005.

In January 2004, we issued 7,475,000 shares of common stock in an underwritten public offering at a price of $19.73 per share. This issuance resulted in net proceeds of approximately $139,700,000 after underwriting discounts and legal and other fees of approximately $7,800,000. The net proceeds were used to repay all of the then outstanding borrowings under our unsecured revolving credit facility of $96,000,000 and the remaining proceeds of approximately $43,700,000 were initially invested as cash and cash equivalents and ultimately used to fund acquisitions subsequent to the public offering and for other general corporate purposes.

In July 2004, we issued 1,064,500 shares of 7.75% Series B Cumulative Convertible Preferred Stock with a liquidation preference of $100 per share. The combined issuances resulted in net proceeds of approximately $103,000,000 after underwriting discounts and other fees of approximately $3,450,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. Each share of Series B Preferred Stock is convertible into our common stock at the option of the holder at an initial conversion price of $22.74 per share upon the occurrence of certain events, including our stock reaching a price of $28.43 per share. We may redeem the Series B Preferred Stock after July 5, 2009 at the redemption price of $103.875 per share, reducing each year by $0.775, until reaching par, or $100.00 in July 2014.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2004 and at December 31, 2004 was 2%. During the year ended December 31, 2004, we issued approximately 330,000 shares of common stock, at an average price of $21.13, resulting in net proceeds of approximately $6,954,000 that were used to repay borrowings on our unsecured revolving credit facility.

At December 31, 2004, we had shelf registration statements on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $246,068,000 of securities including debt, convertible debt, common and preferred stock. In addition, at December 31, 2004, we had approximately 4,493,000 shares available for issuance under our dividend reinvestment and stock purchase plan.

We did not utilize any off-balance sheet financing arrangements nor have any unconsolidated subsidiaries prior to second quarter 2002. The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.”

Financing for future investments and for the repayment of the obligations and commitments noted above may be provided by borrowings under our unsecured revolving credit facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statements discussed above or under new registration statements, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We believe the combination of the available balance on the unsecured revolving credit facility and the availability under the shelf registration statements is sufficient to meet our expected cash requirements for 2005.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises, and the potential repayment of certain mortgage loans receivable during 2005. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our unsecured revolving credit facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on our new $400,000,000 unsecured revolving credit facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Contractual Obligations and Cash Requirements

As of December 31, 2004, our contractual obligations are as follows:

	2005	2006 - 2007	2008 - 2009	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long Term Debt	$36,285	$342,023	$83,199	$381,902	$843,409

Operating Leases	$263	$290	$—	$—	$553

Commitments:
Capital Expenditures	$11,010	$3,138	$—	$3,822	$17,970

The long-term debt amount shown maturing in 2006-2007 includes the current balance on our unsecured revolving credit facility of $186,000,000 that expires on April 15, 2007. We have the ability to unilaterally extend the facility for one additional year. Prior to, or upon expiration, we expect to replace the facility rather than repay the outstanding balance.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	the ability of our operators to obtain and maintain adequate liability and other insurance;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Item 1.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2004. Readers are cautioned that many of the statements contained in these paragraphs are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

During the twelve months ended December 31, 2004, the borrowings under our unsecured revolving credit facility have increased from $63,000,000 to $186,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt other than the housing revenue bonds described above, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2,088,000.

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

	Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$386	$9,692	$8,550	—	—	$56,825	$75,453	$74,149
Average interest rate	11.00%	10.00%	11.35%	—	—	9.51%	9.79%
Liabilities
Debt
Fixed rate	$32,697	$63,500	$85,000	$25,000	$50,000	$378,427	$634,624	$659,816
Average interest rate	8.19%	7.42%	7.40%	8.54%	7.82%	7.17%	7.38%

Variable rate	—	—	—	—	—	$22,785	$22,785	$22,785
Average interest rate	—	—	—	—	—	1.88%	1.88%

Unsecured revolving credit facility	—	—	$186,000	—	—	—	$186,000	$186,000
Average interest rate	—	—	3.52%	—	—	—	3.52%

The book value and fair value at December 31, 2003 of each category presented above was:

	Book Value	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$93,386	$94,843
Average interest rate	10.44%

Liabilities
Debt
Fixed rate	$663,015	$689,657
Average interest rate	7.63%

Variable rate	$11,510	$11,510
Average interest rate	1.20%

Unsecured revolving credit facility	$63,000	$63,000
Average interest rate	2.77%

Increases in interest rates during 2004 resulted in an increase in interest expense related to our unsecured revolving credit facility. Any future interest rate increases will further increase the cost of borrowings on our bank line of credit and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Nationwide Health Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f). Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 37.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule beginning on page 65. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Irvine, California

February 18, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nationwide Health Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nationwide Health Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Nationwide Health Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nationwide Health Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Nationwide Health Properties, Inc. and our report dated February 18, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 18, 2005

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In thousands)
ASSETS

Investments in real estate
Real estate properties:
Land	$187,666	$153,002
Buildings and improvements	1,665,290	1,316,163

	1,852,956	1,469,165
Less accumulated depreciation	(303,766)	(259,406)

	1,549,190	1,209,759
Mortgage loans receivable, net	75,453	93,386
Investment in unconsolidated joint venture	12,747	14,824

	1,637,390	1,317,969
Cash and cash equivalents	8,473	10,726
Receivables	7,470	5,661
Assets held for sale	3,050	3,511
Other assets	53,728	46,688

	$1,710,111	$1,384,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under unsecured revolving credit facility	$186,000	$63,000
Senior notes due 2005-2038	470,000	540,750
Notes and bonds payable	187,409	133,775
Accounts payable and accrued liabilities	50,876	44,623

Commitments and contingencies

Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
Series A, 1,000,000 shares issued and outstanding at December 31, 2004 and December 31, 2003, stated at liquidation preference of $100 per share	100,000	100,000
Series B, 1,064,500 shares issued and outstanding at December 31, 2004 and none at December 31, 2003, stated at liquidation preference of $100 per share	106,450	—
Common stock $0.10 par value; 100,000,000 shares authorized; issued and outstanding: 66,805,959 and 58,974,426 as of December 31, 2004 and 2003, respectively	6,681	5,897
Capital in excess of par value	868,091	725,260
Cumulative net income	808,775	733,953
Cumulative dividends	(1,074,171)	(962,703)

Total stockholders’ equity	815,826	602,407

	$1,710,111	$1,384,555

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2004	2003	2002
Revenues:
Rental income	$174,745	$148,112	$136,498
Interest and other income	11,866	13,437	14,255

	186,611	161,549	150,753

Expenses:
Interest and amortization of deferred financing costs	55,709	56,519	54,987
Depreciation and amortization	48,027	42,514	35,878
General and administrative	13,529	8,828	7,786
Impairment of assets	—	—	12,472

	117,265	107,861	111,123

Income before unconsolidated entities	69,346	53,688	39,630
Income from unconsolidated joint venture	1,953	1,928	1,187

Income from continuing operations	71,299	55,616	40,817
Discontinued operations:
Gain/(loss) on sale of facilities	3,750	(2,725)	2,603
Income/(loss) from discontinued operations	(227)	551	(6,866)

	3,523	(2,174)	(4,263)

Net income	74,822	53,442	36,554
Preferred stock dividends	(11,802)	(7,677)	(7,677)

Income available to common stockholders	$63,020	$45,765	$28,877

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.90	$0.86	$0.68
Discontinued operations	0.05	(0.04)	(0.09)

Income available to common stockholders	$0.95	$0.82	$0.59

Diluted weighted average shares outstanding	66,211	55,654	48,869

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	1,000	$100,000	47,241	$4,724	$574,829	$643,957	$(768,198)	$555,312
Issuance of common stock	—	—	1,919	192	35,196	—	—	35,388
Stock option amortization	—	—	—	—	148	—	—	148
Net income	—	—	—	—	—	36,554	—	36,554
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(90,585)	(90,585)

Balances at December 31, 2002	1,000	100,000	49,160	4,916	610,173	680,511	(866,460)	529,140
Issuance of common stock	—	—	9,814	981	114,965	—	—	115,946
Stock option amortization	—	—	—	—	122	—	—	122
Net income	—	—	—	—	—	53,442	—	53,442
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(88,566)	(88,566)

Balances at December 31, 2003	1,000	100,000	58,974	5,897	725,260	733,953	(962,703)	602,407
Issuance of common stock	—	—	7,832	784	146,148	—	—	146,932
Issuance of preferred stock	1,065	106,450	—	—	(3,463)	—	—	102,987
Stock option amortization	—	—	—	—	146	—	—	146
Net income	—	—	—	—	—	74,822	—	74,822
Preferred dividends	—	—	—	—	—	—	(11,802)	(11,802)
Common dividends	—	—	—	—	—	—	(99,666)	(99,666)

Balances at December 31, 2004	2,065	$206,450	66,806	$6,681	$868,091	$808,775	$(1,074,171)	$815,826

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$74,822	$53,442	$36,554
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	48,027	42,514	35,878
Depreciation and amortization in discontinued operations	140	973	1,944
Loss (gain) on sale of facilities	(3,750)	2,725	(2,603)
Impairment of assets	—	—	12,472
Impairment of assets in discontinued operations	232	645	10,828
Amortization of deferred financing costs	1,677	1,310	1,031
Mortgage loan discount accretion	(551)	(513)	(1,016)
Equity in earnings from unconsolidated joint venture	(1,580)	(1,559)	(965)
Cash distribution from unconsolidated joint venture	2,565	2,850	1,225
Changes in operating assets and liabilities:
Change in receivables	(1,809)	(1,232)	3,186
Change in other assets	(7,116)	(5,778)	(17,626)
Change in accounts payable and accrued liabilities	6,580	(2,072)	4,826

Net cash provided by operating activities	119,237	93,305	85,734

Cash flows from investing activities:
Investment in real estate facilities, net	(332,401)	(40,463)	(165,071)
Disposition of real estate facilities	6,464	25,198	14,359
Return of investment from unconsolidated joint venture	1,092	—	—
Investment in unconsolidated joint venture	—	—	(16,375)
Principal payments on mortgage loans receivable	28,620	1,677	19,461

Net cash used in investing activities	(296,225)	(13,588)	(147,626)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	501,000	210,000	300,500
Repayment of borrowings under unsecured revolving credit facility	(378,000)	(254,000)	(228,500)
Issuance of senior unsecured debt	—	—	100,000
Repayments of senior unsecured debt	(70,750)	(74,000)	(50,000)
Issuance of notes and bonds payable	—	41,873	10,000
Principal payments on notes and bonds payable	(13,091)	(19,401)	(4,514)
Issuance of common stock, net	146,825	115,931	35,194
Issuance of preferred stock, net	102,987	—	—
Dividends paid	(111,468)	(96,243)	(98,262)
Deferred financing costs	(2,768)	(1,538)	(3,201)

Net cash provided by (used in) financing activities	174,735	(77,378)	61,217

Increase (decrease) in cash and cash equivalents	(2,253)	2,339	(675)
Cash and cash equivalents, beginning of year	10,726	8,387	9,062

Cash and cash equivalents, end of year	$8,473	$10,726	$8,387

Supplemental schedule of cash flow information:
Interest paid	$55,064	$56,712	$50,235

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

1.	Organization

Nationwide Health Properties, Inc., a Maryland corporation organized in 1985 is a real estate investment trust (REIT) specializing in investments in health care related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated operators under “triple-net” “master” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant operator. In addition, but intentionally to a much lesser extent because we view the risks of this activity to be greater, from time to time we extend mortgage loans and other financing to operators. Currently, about 96% of our revenues are derived from our leases, with the remaining 4% from our mortgage loans and other financing.

We believe we have operated in such a manner as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as such and therefore to distribute at least ninety percent (90%) of our REIT taxable income to our stockholders. If we qualify for taxation as a REIT, and we distribute 100% of our taxable income to our stockholders, we will generally not be subject to federal income taxes on our income that is distributed to stockholders. Accordingly, no provision has been made for federal income taxes.

As of December 31, 2004, we had investments in 403 health care facilities in 39 states, consisting of:

•	177 skilled nursing facilities;

•	159 assisted and independent living facilities;

•	13 continuing care retirement communities;

•	7 specialty hospitals; and

•	47 assisted living facilities operated by an unconsolidated joint venture in which we have a 25% interest.

Our facilities are operated by 72 different operators, including the following publicly traded companies:

Number of Facilities Operated

• American Retirement Corporation	16

• Beverly Enterprises, Inc.	20

• Emeritus Corporation	21

• Extendicare, Inc.	1

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two operators of our facilities accounted for 10% or more of our revenues at December 31, 2004, as follows:

• Alterra Healthcare Corporation	11%

• American Retirement Corporation	10%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent, included in the caption “Rental income,” and additional interest, included in the caption “Interest and other income,” are generally computed as a percentage of facility net revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon facility net patient revenues in excess of base amounts are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We recognized $677,000 of cash received in excess of revenues during 2004, $553,000 of revenues in excess of cash received during 2003 and $2,400,000 of revenues in excess of cash received during 2002. There is $9,281,000 of deferred rent receivables, net of reserves, at December 31, 2004, and $9,400,000 at December 31, 2003, which is recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been met. Gains may be deferred in whole or in part until the sales meet the requirements of gain recognition on sales of real estate under SFAS No. 66 Accounting for Sales of Real Estate. During 2004 we recognized $1,636,000 of deferred gains upon the payoff of three purchase financing mortgage loans.

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

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable. During 2004, we reserved $909,000 of delinquent rent and interest receivable from one tenant.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the stock option and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. We estimate the fair value on the date of grant using the Black-Scholes option pricing model. Net income includes stock-based compensation expense of $337,000 in 2004, $272,000 in 2003 and $342,000 in 2002.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $46,779,000 in 2004, $41,318,000 in 2003 and $34,676,000 in 2002. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. On occasion, we have acquired properties subject to in-place leases; however, primarily because we acquire single tenant buildings, the lease rate on the properties acquired has to date been the market rate. Accordingly, none of our purchase prices to date have been allocated to in-place leases because either the lease was at the market rate or there were no in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

Capitalization of Interest

We capitalize interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. Capitalized interest was $365,000 in 2004, $768,000 in 2003 and $554,000 in 2002.

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

The table below details the fair values and book values for mortgage loans receivable and the components of long-term debt at December 31, 2004.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$75,453	$74,149
Unsecured revolving credit facility	$186,000	$186,000
Notes and bonds payable	$187,409	$187,010
Senior notes due 2005 – 2038	$470,000	$495,591

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Impact of New Accounting Pronouncements

In January 2003, the FASB released Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. In April 2003, the FASB released SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, the FASB released SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In December 2004, the FASB released SFAS No. 123 (revised 2004) Share-Based Payment. We adopted the original SFAS No. 123 Accounting for Stock-Based Compensation in 1999 and have recognized all stock-based compensation in our income statement since that time. The effect of these pronouncements on our financial statements is not expected to be material.

3.	Real Estate Properties

At December 31, 2004, we had direct ownership of 164 skilled nursing facilities, 158 assisted and independent living facilities, 12 continuing care retirement communities, and 7 specialty hospitals. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 81% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 287 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Leases covering 153 facilities require the tenant to impound property taxes and leases covering 71 facilities require capital expenditure impounds. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

Future minimum rentals on non-cancelable leases as of December 31, 2004 are as follows:

Year	Rentals	Year	Rentals
	(In thousands)		(In thousands)
2005	$191,452	2010	$159,635
2006	181,864	2011	152,172
2007	176,216	2012	139,335
2008	170,850	2013	116,979
2009	168,933	2014	101,904
		Thereafter	380,085

During 2004, we acquired 28 assisted and independent living facilities, 13 skilled nursing facilities and five specialty hospitals in 18 separate transactions for an aggregate investment of $381,989,000, including the assumption of $66,725,000 of mortgage financing. We also completed the development of a $13,351,000 independent and assisted living facility, of which $5,764,000 was funded in 2004, and funded $10,634,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2004, we have committed to fund additional expansions, construction and capital improvements of approximately $18,000,000.

During 2004, we sold two skilled nursing facilities to the operators of the facilities pursuant to purchase options, two assets held for sale and one land parcel for cash proceeds of $6,464,000. These sales resulted in a

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

gain of $2,114,000 that is included in gain on sale of facilities in discontinued operations. We also sold the skilled nursing portion of a continuing care retirement community, at net book value, for which we provided a mortgage loan to the buyer of $8,500,000. Gain on sale for 2004 includes $1,636,000 of gains related to the payoff of three purchase financing mortgage loans.

At December 31, 2004, none of our tenant operators remained involved in Chapter 11 reorganization bankruptcy proceedings.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

The following table lists our wholly owned real estate properties as of December 31, 2004 (dollar amounts in thousands):

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Assisted and Independent Living Facilities:
Alabama	2	$1,681	$4,271	$5,952	$940	$—
Arizona	2	1,024	6,861	7,885	1,597	—
Arkansas	1	182	1,968	2,150	370	—
California	17	17,861	97,479	115,340	18,350	43,545
Colorado	7	5,815	70,938	76,753	10,144	28,813
Connecticut	1	4,000	16,032	20,032	320	—
Delaware	1	345	4,957	5,302	713	—
Florida	21	14,708	105,638	120,346	14,259	16,789
Georgia	1	290	5,081	5,371	95	—
Idaho	1	544	11,328	11,872	2,408	—
Illinois	2	1,628	17,057	18,685	250	6,323
Indiana	1	805	3,945	4,750	648	—
Kansas	4	1,885	11,672	13,557	2,225	—
Kentucky	1	110	2,672	2,782	468	—
Louisiana	2	1,341	12,748	14,089	963	—
Maryland	1	533	4,865	5,398	630	—
Massachusetts	3	4,098	31,620	35,718	1,867	11,193
Michigan	1	300	7,006	7,306	1,962	—
Mississippi	2	580	9,502	10,082	178	—
Missouri	1	477	3,138	3,615	52	—
Nevada	2	1,219	12,397	13,616	2,298	5,980
New Jersey	3	2,187	20,181	22,368	722	7,586
New York	2	6,750	26,458	33,208	1,417	13,231
North Carolina	2	655	10,597	11,252	601	—
Ohio	11	3,623	35,766	39,389	6,232	—
Oklahoma	3	745	7,738	8,483	2,862	—
Oregon	6	2,077	26,861	28,938	6,890	8,198
Pennsylvania	4	2,260	27,817	30,077	5,346	—
Rhode Island	4	2,877	43,964	46,841	3,825	—
South Carolina	6	2,011	19,071	21,082	2,577	—
Tennessee	5	2,664	22,710	25,374	3,462	—
Texas	23	12,371	96,723	109,094	13,100	—
Virginia	2	1,651	11,322	12,973	1,326	—
Washington	6	2,306	31,912	34,218	4,672	—
West Virginia	2	1,668	10,788	12,456	800	—
Wisconsin	5	7,046	58,234	65,280	5,175	33,605

Subtotals	158	110,317	891,317	1,001,634	119,744	175,263

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Skilled Nursing Facilities:
Arizona	1	650	2,890	3,540	1,291	—
Arkansas	8	2,505	32,409	34,914	6,583	—
California	6	5,846	13,279	19,125	5,126	—
Connecticut	3	560	12,114	12,674	1,957	—
Florida	6	2,387	19,206	21,593	7,786	—
Georgia	1	562	3,780	4,342	714	—
Idaho	1	15	777	792	484	—
Illinois	2	157	5,392	5,549	2,412	—
Indiana	7	752	26,584	27,336	11,659	—
Kansas	9	839	13,966	14,805	3,645	—
Kentucky	2	475	8,611	9,086	492	—
Maryland	5	2,315	28,405	30,720	11,941	—
Massachusetts	12	8,471	73,457	81,928	12,238	—
Minnesota	3	1,783	21,669	23,452	8,079	—
Mississippi	1	750	3,717	4,467	657	—
Missouri	1	51	2,689	2,740	1,460	—
Nevada	1	740	3,649	4,389	1,120	—
North Carolina	1	116	2,244	2,360	1,219	—
Ohio	5	1,233	27,105	28,338	11,929	—
Oklahoma	3	98	3,842	3,940	2,384	—
Tennessee	5	1,878	16,656	18,534	4,328	—
Texas	56	9,786	124,098	133,884	24,241	—
Utah	1	280	2,479	2,759	12	—
Virginia	4	1,036	17,532	18,568	9,520	—
Washington	7	3,825	36,392	40,217	6,012	—
West Virginia	4	1,350	13,793	15,143	561	—
Wisconsin	7	865	12,009	12,874	6,469	—
Wyoming	2	1,767	10,220	11,987	253	—

Subtotals	164	51,092	538,964	590,056	144,572	—

Continuing Care Retirement Communities:
Arizona	1	1,980	10,771	12,751	685	—
California	1	1,600	10,827	12,427	2,785	—
Colorado	1	400	2,715	3,115	973	—
Florida	1	910	11,133	12,043	2,707	—
Georgia	1	723	10,769	11,492	1,641	—
Kansas	1	687	12,517	13,204	2,568	—
Massachusetts	2	1,651	27,296	28,947	3,473	—
Tennessee	1	174	3,004	3,178	325	—
Texas	1	1,848	29,022	30,870	5,523	—
Wisconsin	2	11,067	55,034	66,101	11,916	12,146

Subtotals	12	21,040	173,088	194,128	32,596	12,146

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Specialty Hospitals:
Arizona	2	1,517	15,554	17,071	5,445	—
California	2	2,500	36,851	39,351	1,042	—
Texas	3	1,200	9,516	10,716	367	—

Subtotals	7	5,217	61,921	67,138	6,854	—

Total Facilities	341	$187,666	$1,665,290	$1,852,956	$303,766	$187,409

4.	Mortgage Loans Receivable

During 2004, we provided a mortgage loan in the amount of $8,500,000 on the skilled nursing portion of a continuing care retirement community we sold to the operator for the same amount. In addition, eight mortgage loans were prepaid in full and two were repaid at maturity with principal balances totaling $22,839,000 and partial principal prepayments of $4,231,000 were received related to other mortgage loans.

During 2003, we financed the sale of one skilled nursing facility with a mortgage loan with a net amount of $1,705,000. We also acquired title to one skilled nursing facility for which we previously provided a mortgage loan for $76,000 over the existing mortgage loan balance of $6,557,000. In addition, three amortizing mortgage loans with no balloon payments matured during the year.

At December 31, 2004, 2003 and 2002, there was no investment in impaired loans. During 2002, we acquired title, as part of certain debt restructurings, to all real estate properties securing previously impaired mortgage loans.

The following table presents the average investment in impaired loans (using the balances of the impaired loans at each respective year end to compute the average), the interest income recognized on the impaired loans and the interest received in cash on the impaired loans during the periods for which we present our results of operations:

	2004	2003	2002
	(In thousands)
Average investment in impaired loans	$—	$—	$17,921
Interest income on impaired loans	$—	$—	$353
Cash basis interest income	$—	$—	$353

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

At December 31, 2004, we held 12 mortgage loans receivable secured by 13 skilled nursing facilities, one assisted and independent living facility and one continuing care retirement community. The mortgage loans

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

receivable have an aggregate principal balance of $75,602,000 and are reflected in our consolidated balance sheets net of an aggregate discount totaling $149,000. The principal balances of mortgage loans receivable as of December 31, 2004 mature as follows:

Year	Maturities	Year	Maturities
2005	$994,000	2008	$5,557,000
2006	5,486,000	2009	859,000
2007	9,191,000	Thereafter	53,515,000

The following table lists our mortgage loans receivable at December 31, 2004:

Location of Facilities	Number of Facilities	Interest Rate		Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
		(Dollar amounts in thousands)
Assisted and Independent Living Facilities:
Massachusetts	1	9.52%		06/23	$8,500	$8,500	$8,500

Skilled Nursing Facilities:
Arkansas	2	10.00%		12/06	4,814	5,500	4,988
Florida	1	10.00%		05/08	4,850	4,850	4,704
Illinois	1	9.00%		01/24	—	9,500	8,343
Illinois	—	11.00%		12/05	—	1,110	216
Louisiana	1	10.89%		04/15	2,407	3,850	3,559
Massachusetts	1	8.75%		02/24	4,474	9,000	8,252
Missouri	2	12.49%		08/11	5,623	17,250	3,885
Tennessee	1	11.34%		01/07	8,550	8,550	8,550
Washington	4	11.00%		10/19	—	6,000	5,160

Subtotals	13				30,718	65,610	47,657

Continuing Care Retirement Community:
Florida	—	7.00	%(2)	11/13	8,500	8,500	8,500
Oklahoma	1	9.55%		03/31	1,619	14,200	10,796

Subtotals	1				10,119	22,700	19,296

Total	15				$49,337	$96,810	$75,453

(1)	Most mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Certain mortgage loans require monthly interest only payments until maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Three of the mortgage loans receivable have decreasing principal and interest payments over the life of the loans. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred.
(2)	Escalating to 8.37% over the life of the loan.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

The following table summarizes the changes in mortgage loans receivable during 2004 and 2003:

	2004	2003
	(In thousands)
Balance at January 1	$93,386	$99,292
New mortgage loans	8,500	1,815
Accretion of discount on loans	551	513
Recognition of deferred gains	1,636	—
Reclassification of loans to real estate	—	(6,557)
Collection of principal	(28,620)	(1,677)

Balance at December 31	$75,453	$93,386

5.	Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture was established to invest up to $130,000,000, of which over $127,000,000 was invested, in healthcare facilities similar to those already owned by us. We hold a 25% equity interest in the venture, and are the managing member. The financial statements of the joint venture are not consolidated with our financial statements and our investment is accounted for using the equity method. The accounting policies of the joint venture are consistent with those of the Company. No investments were made by or into this joint venture prior to 2002.

During the year ended December 31, 2004, the joint venture sold two facilities for cash proceeds of $4,366,000 resulting in a loss of $465,000 included in discontinued operations.

At December 31, 2004, the joint venture owned 47 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our co-joint venturer of approximately $49,100,000 and capital contributions from us of approximately $16,400,000. We do not expect to make any additional contributions to the joint venture related to the facilities it acquired during 2002.

In addition to our 25% share of the income from the joint venture, we receive a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $373,000 during the year ended December 31, 2004 and were $369,000 during the year ended December 31, 2003. Amounts due to us from the joint venture amounted to $30,000 as of December 31, 2004 and $31,000 at December 31, 2003.

The joint venture agreement contains reciprocal buy/sell provisions that allow either of us at any time to offer to buy out the other’s interest in the venture. If such an offer is made, the recipient then has the choice to either accept the offer and sell its interest on those terms or reject the offer and buy the offeror’s interest on the same economic terms.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

The balance sheet and income statement for the joint venture below present its financial position as of December 31, 2004 and 2003 and its results of operations for the two years then ended (in thousands).

BALANCE SHEET

	2004	2003
ASSETS

Real estate:
Land	$12,501	$13,410
Buildings and improvements	104,988	108,453

	117,489	121,863
Less accumulated depreciation	(7,664)	(4,948)

	109,825	116,915
Cash and cash equivalents	4,829	5,761
Other assets	928	1,300

	$115,582	$123,976

LIABILITIES AND EQUITY

Notes and bonds payable	$60,747	$60,790
Accounts payable and accrued liabilities	3,845	3,891
Equity:
Capital contributions	65,501	65,501
Distributions	(30,926)	(16,300)
Cumulative net income	16,415	10,094

Total equity	50,990	59,295

	$115,582	$123,976

INCOME STATEMENT

	2004	2003
Rental income	$14,619	$14,032
Expenses:
Interest and amortization of deferred financing costs	4,376	4,835
Depreciation and amortization	2,925	2,885
General and administrative	766	697

	8,067	8,417

Income from continuing operations	6,552	5,615
Discontinued operations:
Loss on sale of facilities	(465)	—
Income from discontinued operations	234	620

	(231)	620

Net income	$6,321	$6,235

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

6.	Assets Held for Sale

During 2004, we sold two assets held for sale resulting in a loss of $204,000. At December 31, 2004, three land parcels remained in assets held for sale. At December 31, 2003, one building and three land parcels remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at December 31, 2004 within one year.

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

7.	Other Assets

At December 31, 2004 and 2003, other assets consisted of:

	2004	2003
	(In thousands)
Other receivables	$20,395	$18,554
Deferred rent, net	9,281	9,400
Deferred finance costs	6,929	5,919
Capitalized lease and loan origination costs	6,231	5,362
Investments and restricted funds	7,956	4,487
Other	2,936	2,966

	$53,728	$46,688

8.	Unsecured Revolving Credit Facility

On April 15, 2004, our new $400,000,000 unsecured revolving credit facility became effective and replaced our previous $150,000,000 credit facility. The new credit facility, including the required financial covenants, is substantially the same as the old credit facility with the only significant changes being the total amount available for borrowing, the new maturity date of April 15, 2007, an increase in the maximum secured debt ratio from 15% to 30% and a reduction in our LIBOR borrowing spread from 120 basis points to 107.5 basis points. In November 2004, we obtained an amendment to the credit facility that excludes borrowings under the credit facility from the floating rate debt covenant.

At December 31, 2004, we had $186,000,000 outstanding on our $400,000,000 unsecured credit agreement with several banks that matures on April 15, 2007, which we may extend for an additional year. At our option, borrowings under the agreement bear interest at prime (5.25% at December 31, 2004) or LIBOR plus 1.075% (3.5125% at December 31, 2004). We pay a facility fee of 0.3% per annum on the total commitment under the agreement.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Our credit agreement requires us to maintain, among other things, the financial covenants detailed below. As of December 31, 2004, we were in compliance with all of these covenants.

Covenant	Requirement	Actual
Minimum net asset value	$500,000,000	$1,016,000,000
Maximum total indebtedness to capitalization value	60%	46%
Minimum interest coverage ratio	2.50	3.22
Minimum fixed charge coverage ratio	1.75	2.46
Maximum secured indebtedness ratio	30%	11%
Minimum unsecured interest coverage ratio	2.50	3.47
Maximum floating rate debt	25%	3%
Maximum unencumbered asset value ratio	60%	37%
Minimum rent/mortgage interest coverage ratio	1.25	1.42

9.	Senior Notes Due 2005-2038

During 2004, we repaid $70,750,000 in aggregate principal amount of medium-term notes. The aggregate principal amount of Senior Notes outstanding at December 31, 2004 was $470,000,000. At December 31, 2004, the weighted average interest rate on the Senior Notes was 7.62% and the weighted average maturity was 11.3 years. The principal balances of the Senior Notes as of December 31, 2004 mature as follows:

Year	Maturities	Year	Maturities
2005	$18,000,000	2008	$25,000,000
2006	63,500,000	2009	50,000,000
2007	85,000,000	Thereafter	228,500,000	(1)

(1)	There are $55,000,000 of medium-term notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2007, 2009, 2012, 2017, or 2027. There are $33,500,000 of medium-term notes due in 2028 which may be put back to us at their face amount at the option of the holder on November 20th of any of the following years: 2008, 2013, 2018, or 2023. There are $40,000,000 of medium-term notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2008, 2013, 2018, 2023, or 2028.

10.	Notes and Bonds Payable

The aggregate principal amount of notes and bonds payable at December 31, 2004 was $187,409,000. Notes and bonds payable are due through the year 2035, at interest rates ranging from 1.8% to 8.8% and are secured by real estate properties with an aggregate net book value as of December 31, 2004 of $258,271,000. At December 31, 2004, the weighted average interest rate on the notes and bonds payable was 6.1% and the weighted average maturity was 14.1 years. During 2004, we assumed mortgages as part of various acquisitions totaling $66,725,000. In addition, we prepaid two mortgages with a combined balance of $9,640,000 with interest rates of 6.88% and 10.5%. The principal balances of the notes and bonds payable as of December 31, 2004 mature as follows:

Year	Maturities	Year	Maturities
2005	$18,285,000	2008	$3,962,000
2006	3,642,000	2009	4,237,000
2007	3,881,000	Thereafter	153,402,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

11.	Preferred Stock

Series B Cumulative Convertible Preferred Stock

During 2004, we issued 1,064,500 shares of 7.75% Series B Cumulative Convertible Preferred Stock with a liquidation preference of $100 per share. The issuance resulted in net proceeds of $102,987,000 after underwriting discounts and other fees of $3,463,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing September 30, 2004.

Except as required by Maryland law and our amended and restated articles of incorporation, the holders of the Series B Preferred Stock will have no voting rights unless dividends payable on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). In that event, the holders of the Series B Preferred Stock, voting as a single class with any other preference securities having similar voting rights, will be entitled at the next regular or special meeting of our stockholders to elect two directors and the number of directors that comprise our board will be increased by the number of directors so elected. These voting rights and the terms of the directors so elected will continue until such time as the dividend arrearage on the Series B Preferred Stock has been paid in full.

Each share of Series B Preferred Stock is convertible into 4.3975 shares of our common stock (“Conversion Rate”) at the option of the holder (equivalent to a conversion price of $22.74 per share). At the initial Conversion Rate, if all of the Series B Preferred Stock were to convert, it would result in the issuance of 4,681,000 shares. The Series B Preferred Stock is convertible upon the occurrence of any of the following events:

•	Our common stock reaching a price equal to 125% of the conversion price (initially $28.43 per share);

•	The price per share of the Series B Preferred Stock falls below 98% of the product of the Conversion Rate and the average closing sale prices of our common stock for five consecutive trading days;

•	The credit ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services fall more than two levels below the initial ratings of Ba1 and BB+, respectively;

•	We are a party to a consolidation, merger, binding share exchange or sale of all or substantially all of our assets where our common stock would be converted into cash, securities or other property, or if a fundamental change occurs, as defined, a holder may convert the holder’s shares of Series B Preferred Stock into common stock or the cash, securities or other property that the holder would have received if the holder had converted the holders’ Series B Preferred Stock prior to the transaction or fundamental change; or

•	The Series B Preferred Stock is called for redemption by us.

We may redeem the Series B Preferred Stock after five years at the redemption price per share plus any accumulated and unpaid dividends. The redemption prices are as follows:

Redemption on or after	Price per Share
July 5, 2009	$103.875
July 1, 2010	$103.100
July 1, 2011	$102.325
July 1, 2012	$101.550
July 1, 2013	$100.775
July 1, 2014	$100.000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

The conversion rate will be adjusted if:

•	We issue common stock as a dividend or distribution on shares of our common stock;

•	We effect a common stock share split or combination;

•	We issue rights, warrants, options or other securities to the holders of our common stock at a price less than the closing common stock price on the previous business day;

•	We distribute our stock, evidence of our indebtedness or other assets or property, excluding cash dividends or spin-offs;

•	We increase the effective dividend rate on our common stock; or

•	We make a tender offer or exchange offer for our common stock at a price higher than the closing price on the previous business day.

Series A Cumulative Preferred Step-Up REIT Securities

During 1997, we sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT Securities (“Series A Preferred Stock”) with a liquidation preference of $100 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock is not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock may be redeemed for cash at our option, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon.

Except as required by Maryland law and our amended and restated articles of incorporation, the holders of the Series A Preferred Stock will have no voting rights unless dividends payable on the Series A Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). In that event, the holders of the Series A Preferred Stock, voting as a single class with any other preference securities having similar voting rights, will be entitled at the next regular or special meeting of our stockholders to elect two directors and the number of directors that comprise our board will be increased by the number of directors so elected. These voting rights and the terms of the directors so elected will continue until such time as the dividend arrearage on the Series A Preferred Stock has been paid in full.

12.	Common Stock

In January 2004, we issued 7,475,000 shares of common stock in an underwritten public offering at a price of $19.73 per share. This issuance resulted in net proceeds of approximately $139,700,000 after underwriting discounts and legal and other fees of approximately $7,800,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility of $96,000,000 and the remaining proceeds of approximately $43,700,000 were initially invested as cash and cash equivalents and ultimately used to fund acquisitions described in Note 3 and for general corporate purposes.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2004 and 2003 was 2%. During the year ended December 31, 2004, we issued approximately 330,000 shares of common stock, at an average price of $21.13, resulting in net proceeds of approximately $6,954,000. During the year ended December 31, 2003, we issued approximately 177,000 shares of common stock, at an average price of $17.49, resulting in net proceeds of approximately $3,094,000.

13.	Stock Incentive Plan

Under the terms of a stock incentive plan (the Plan), we have reserved for issuance 1,600,000 shares of common stock. At December 31, 2004, approximately 97,000 shares of common stock remain available for issuance under the plan. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. We began accounting for the Plan under SFAS No. 123 during 1999 for options granted in 1999 and thereafter.

A summary of the status of the Plan at December 31, 2004, 2003 and 2002 and changes during the years then ended are as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of year	797,000	$18.47	624,500	$19.38	609,000	$19.37
Granted	149,750	21.29	172,500	15.19	140,000	19.64
Exercised	(14,900)	14.74	—	—	(40,000)	14.63
Forfeited	—	—	—	—	(84,500)	21.95
Expired	—	—	—	—	—	—

Outstanding at end of year	931,850	18.99	797,000	18.47	624,500	19.38

Exercisable at end of year	626,267	19.09	504,500	19.67	394,500	20.54

Weighted average fair value of options granted	$2.27		$0.82		$1.70

Restricted Stock:
Outstanding at beginning of year	28,000		24,000		28,000
Awarded	12,000		12,000		10,000
Vested	(8,000)		(8,000)		(14,000)
Forfeited	—		—		—

Outstanding at end of year	32,000		28,000		24,000

Weighted average fair value of restricted stock awarded	$21.31		$14.20		$19.60

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$14.20	$16.23	325,100	$14.51	6.6 years	236,768	$14.62
$18.48	$20.88	319,000	$20.01	5.2 years	251,499	$20.23
$21.29	$26.19	287,750	$22.91	6.0 years	138,000	$24.68

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free rate of return	4.03%	4.17%	4.90%
Dividend yield	6.95%	11.46%	9.37%
Option term in years	10	10	10
Volatility	24.95%	28.73%	28.84%

Stock option amortization expense was $146,000 in 2004, $122,000 in 2003 and $148,000 in 2002.

The restricted stock awards are made to non-employee directors and granted at no cost. Restricted stock awards vest at the third anniversary of the award date or upon the date they vacate their position. During 2004, 2003 and 2002, only non-employee directors receive restricted stock awards. Beginning in 2005, officers will begin receiving restricted stock instead of stock options. The restricted stock awards are amortized over their respective vesting periods. Expense is determined based upon the market value at the date of award of the restricted stock and is recognized over the vesting period. Expense related to restricted stock awards was $191,000 in 2004, $149,000 in 2003 and $194,000 in 2002.

Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the Board of Directors. That formula historically depended on our performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other select financial measures compared to peer companies, in each case as selected by the Compensation Committee. As part of the transition to restricted stock awards, the formula period for measurement for 2002, 2003 and 2004 awards was based upon a prospective three-year period for the measures mentioned above. No dividend equivalents are paid prior to full vesting of the stock options. SFAS No. 123 provides that payments related to the dividend equivalents are treated as dividends.

No stock appreciation rights have been issued under the Plan.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

14.	Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options and our Series B Cumulative Convertible Preferred Stock. The calculation below excludes 138,000, 457,000 and 307,000 of stock options with option prices that would not be dilutive in 2004, 2003 and 2002, respectively. The calculation below also excludes our Series B Cumulative Convertible Preferred Stock issued in July 2004 because on an if-converted basis it is not dilutive for the periods presented. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Years Ended December 31,
	2004		2003		2002
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$71,299		$55,616		$40,817
Less: preferred stock dividends	(11,802)		(7,677)		(7,677)

Amounts used to calculate Basic EPS	59,497	66,097	47,939	55,623	33,140	48,829
Effect of dilutive securities:
Stock options	—	114	—	31	—	40

Amounts used to calculate Diluted EPS	$59,497	66,211	$47,939	55,654	$33,140	48,869

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

15.	Pension Plan

During 1991, we adopted an unfunded benefit pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect.

The following tables set forth the amounts recognized in our financial statements:

	2004	2003
Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,248,000	$1,175,000
Service cost	85,000	77,000
Interest cost	72,000	73,000
Actuarial loss	8,000	23,000
Benefits paid	(100,000)	(100,000)

Benefit obligation at end of year	$1,313,000	$1,248,000

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	100,000	100,000
Benefits paid	(100,000)	(100,000)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Benefit obligation at end of year	$(1,313,000)	$(1,248,000)
Fair value of plan assets at end of year	—	—

Funded status at end of year	(1,313,000)	(1,248,000)
Unrecognized net actuarial loss	47,000	39,000

Accrued benefit cost	$(1,266,000)	$(1,209,000)

Amounts recognized in the statement of financial position consist of:
a. Liabilities
(1) (Accrued) pension cost	$(1,266,000)	$(1,209,000)
(2) Additional minimum liability	—	—

(3) Total (accrued) pension liability	(1,266,000)	(1,209,000)
b. Assets
(1) Prepaid pension cost	$—	$—
(2) Intangible asset	—	—

(3) Total assets	—	—
c. Accumulated other comprehensive income	—	—

d. Net Amount Recognized	$(1,266,000)	$(1,209,000)

Net periodic pension cost:
Service cost	$85,000	$77,000
Interest cost	72,000	73,000
Amortization of prior service cost	—	—

Net periodic pension cost	$157,000	$150,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

Estimated Benefit Payments:

Year	Estimated Payment	Year	Estimated Payment
2005	$100,000	2008	$128,000
2006	75,000	2009	128,000
2007	127,000	2010-2014	720,000

Discount rates of 5.5% and 6.0% in 2004 and a 5.0% increase in the annual retainer every other year were used in the calculation of the amounts above.

The estimated contribution for 2005 is $100,000.

16.	Transactions with Significant Lessees

As of December 31, 2004, 54 of our owned facilities are leased to and operated by subsidiaries of Alterra. Revenues from Alterra were $20,447,000, $19,922,000 and $21,709,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, all 47 of the facilities owned by our joint venture are leased to Alterra. For more detail about the joint venture, see Note 5.

As of December 31, 2004, 16 of our owned facilities are leased to and operated by American Retirement Corporation (ARC). Revenues from ARC were $19,553,000, $18,933,000 and $15,122,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

17.	Impairment of Assets

During the year ended December 31, 2004, we recorded an impairment of assets charge of $232,000 in discontinued operations related to one of our assets held for sale.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 17 for more detail regarding the facilities sold and classified as held for sale during 2004. The following table details the amounts reclassified to discontinued operations:

	Years ended December 31,
	2004	2003	2002
	(In thousands)
Rental income	$332	$2,780	$6,579
Interest and other income	—	—	412

	332	2,780	6,991

Depreciation and amortization	140	973	1,944
General and administrative	187	611	1,085
Impairment of assets	232	645	10,828

	559	2,229	13,857

Income (loss) from discontinued operations	(227)	551	(6,866)
Gain (loss) on sale of facilities	3,750	(2,725)	2,603

Discontinued operations	$3,523	$(2,174)	$(4,263)

19.	Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2004	2003	2002
Ordinary income	$1.11	$0.87	$0.71
Capital gain	—	—	—
Return of capital	0.37	0.70	1.13

Total dividends paid	$1.48	$1.57	$1.84

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2004

20.	Quarterly Financial Data (unaudited)

Amounts in the tables below may not add across due to rounding differences and discontinued operations reclassifications.

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2004:
Revenues	$41,192	$47,204	$48,805	$49,706
Income available to common stockholders	12,637	15,453	17,966	16,965
Basic/diluted income available to common stockholders per share	0.20	0.23	0.27	0.25
Dividends per share	0.37	0.37	0.37	0.37

2003:
Revenues	$41,528	$40,570	$40,971	$41,458
Income available to common stockholders	10,991	12,173	12,759	9,843
Basic/diluted income available to common stockholders per share	0.22	0.22	0.22	0.17
Dividends per share	0.46	0.37	0.37	0.37

21.	Subsequent Event

On February 1, 2005, we acquired 10 skilled nursing facilities in one transaction with a purchase price of $39,912,000.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted and Independent Living Facilities:
Decatur	AL	$1,824	$—	$1,484	$1,824	$3,308	$430	1987	1996
Hanceville	AL	2,447	—	197	2,447	2,644	510	1996	1996
Benton	AR	1,479	489	182	1,968	2,150	370	1990	1998
Chandler	AZ	2,753	16	505	2,769	3,274	442	1998	1998
Mesa	AZ	1,392	2,700	519	4,092	4,611	1,155	1985	1996
Banning	CA	12,976	—	375	12,976	13,351	216	2004	2004
Carmichael	CA	7,929	755	1,500	8,684	10,184	2,753	1984	1995
Chula Vista	CA	6,281	72	950	6,353	7,303	1,659	1989	1995
Corona	CA	2,491	—	709	2,491	3,200	18	1971	2004
Encinitas (3)	CA	5,017	126	1,000	5,143	6,143	1,521	1984	1995
Folsom (4)	CA	12,413	—	940	12,413	13,353	266	1997	2004
Lodi	CA	5,126	—	732	5,126	5,858	129	2000	2004
Mission Viejo (5)	CA	3,544	89	900	3,633	4,533	994	1985	1995
Novato (3)	CA	3,658	403	2,500	4,061	6,561	1,229	1978	1995
Placentia	CA	3,801	184	1,320	3,985	5,305	1,256	1982	1995
Rancho Cucamonga (3)	CA	4,156	269	610	4,425	5,035	1,199	1987	1995
San Dimas	CA	3,577	225	1,700	3,802	5,502	1,143	1975	1995
San Jose	CA	7,252	—	850	7,252	8,102	1,224	1998	1998
San Juan Capistrano (3)	CA	3,834	172	1,225	4,006	5,231	1,096	1985	1995
San Juan Capistrano	CA	6,344	235	700	6,579	7,279	1,687	1985	1995
Santa Maria	CA	2,649	118	1,500	2,767	4,267	842	1967	1995
Vista	CA	3,701	82	350	3,783	4,133	1,118	1980	1996
Aurora	CO	7,923	66	919	7,989	8,908	2,383	1983	1995
Aurora	CO	10,119	—	715	10,119	10,834	1,455	1999	1999
Boulder	CO	4,739	24	184	4,763	4,947	1,219	1992	1995
Boulder	CO	4,811	14	833	4,825	5,658	1,083	1985	1995
Brighton	CO	2,158	1	210	2,159	2,369	405	1997	1997
Denver (6)	CO	28,682	—	2,350	28,682	31,032	2,049	1987	2002
Denver	CO	12,401	—	604	12,401	13,005	1,550	2000	2000
Madison	CT	16,032	—	4,000	16,032	20,032	320	2002	2004
Hockessin	DE	4,957	—	345	4,957	5,302	713	1999	1999
Clearwater	FL	3,790	—	1,231	3,790	5,021	237	1998	2002
Fort Myers (7)	FL	22,180	—	1,210	22,180	23,390	475	1998	2004
Gainesville	FL	2,699	19	356	2,718	3,074	501	1997	1997
Gainesville	FL	3,313	12	310	3,325	3,635	497	1998	1998
Hudson	FL	8,139	550	1,665	8,689	10,354	2,172	1986	1996
Jacksonville	FL	2,375	48	366	2,423	2,789	463	1997	1997
Jacksonville	FL	2,770	19	226	2,789	3,015	503	1997	1997
LeHigh Acres	FL	2,600	28	307	2,628	2,935	467	1997	1997
Naples	FL	4,084	—	1,182	4,084	5,266	757	1997	1997
Naples	FL	10,797	—	1,140	10,797	11,937	1,575	1999	1999
Palm Coast	FL	2,580	38	406	2,618	3,024	454	1997	1997
Panama City	FL	2,659	45	353	2,704	3,057	429	1998	1998
Pensacola	FL	5,626	798	408	6,424	6,832	773	1999	1999
Port Charlotte	FL	2,655	20	245	2,675	2,920	488	1997	1997
Punta Gorda	FL	2,691	53	210	2,744	2,954	502	1997	1997
Rotunda	FL	2,628	28	123	2,656	2,779	462	1997	1997
St Petersburg	FL	2,396	985	2,000	3,381	5,381	754	1993	1995
Tallahassee	FL	9,084	179	696	9,263	9,959	1,216	1999	1999
Tavares	FL	2,466	6	156	2,472	2,628	473	1997	1997
Titusville	FL	4,706	—	1,742	4,706	6,448	605	1987	2000
Venice	FL	2,535	37	376	2,572	2,948	456	1997	1997
Columbus	GA	5,081	—	290	5,081	5,371	95	1999	2004
Boise	ID	5,586	5,742	544	11,328	11,872	2,408	1978	1995
Joliet (8)	IL	6,934	—	1,250	6,934	8,184	29	1999	2004

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Rockford	IL	10,123	—	378	10,123	10,501	221	2000	2004
Carmel	IN	3,861	84	805	3,945	4,750	648	1998	1998
Lawrence	KS	3,822	—	932	3,822	4,754	637	1995	1998
Salina	KS	1,921	—	200	1,921	2,121	372	1996	1997
Salina	KS	2,887	—	329	2,887	3,216	550	1989	1998
Topeka	KS	2,955	87	424	3,042	3,466	666	1986	1998
Murray	KY	2,547	125	110	2,672	2,782	468	1998	1998
Mandeville	LA	6,554	—	831	6,554	7,385	847	1999	1999
Shreveport	LA	6,194	—	510	6,194	6,704	116	2000	2004
Attleboro (7)	MA	13,143	—	1,560	13,143	14,703	282	1998	2004
Chestnut Hill	MA	9,228	—	780	9,228	10,008	88	2000	2004
Pittsfield	MA	9,052	197	1,758	9,249	11,007	1,497	1998	1998
Hagerstown	MD	3,785	1,080	533	4,865	5,398	630	1999	1999
Riverview	MI	6,939	67	300	7,006	7,306	1,962	1987	1995
Herculaneum	MO	3,138	—	477	3,138	3,615	52	1989	2004
Hattiesburg	MS	4,731	—	220	4,731	4,951	89	1999	2004
Meridian	MS	4,771	—	360	4,771	5,131	89	1998	2004
Goldsboro	NC	8,055	—	270	8,055	8,325	173	1998	2004
Hickory	NC	2,531	11	385	2,542	2,927	428	1997	1998
Brick	NJ	2,428	—	1,102	2,428	3,530	126	1999	2002
Cape May Court House (9)	NJ	14,322	—	430	14,322	14,752	60	2001	2004
Deptford	NJ	3,430	1	655	3,431	4,086	536	1998	1998
Sparks (10)	NV	5,119	—	505	5,119	5,624	1,024	1991	1997
Sparks (11)	NV	7,278	—	714	7,278	7,992	1,274	1993	1997
Centereach (12)	NY	15,204	860	6,000	16,064	22,064	1,176	1973	2002
Vestal	NY	10,394	—	750	10,394	11,144	241	1994	2004
Dayton	OH	1,916	27	270	1,943	2,213	341	1997	1997
Dublin	OH	5,803	10	356	5,813	6,169	931	1998	1998
Fairfield	OH	1,917	9	270	1,926	2,196	356	1997	1997
Greenville	OH	2,311	88	215	2,399	2,614	431	1997	1997
Hilliard	OH	7,056	1,976	652	9,032	9,684	1,219	1999	1999
Lancaster	OH	2,084	17	350	2,101	2,451	331	1998	1998
Newark	OH	2,047	15	225	2,062	2,287	385	1997	1997
Sharonville	OH	4,013	37	225	4,050	4,275	1,135	1986	1995
Springdale	OH	2,092	16	440	2,108	2,548	380	1997	1997
Urbana	OH	2,118	12	150	2,130	2,280	380	1997	1997
Youngstown	OH	2,191	11	470	2,202	2,672	343	1998	1998
Broken Arrow	OK	1,445	19	178	1,464	1,642	290	1996	1997
Oklahoma City	OK	3,897	819	392	4,716	5,108	2,264	1982	1994
Oklahoma City	OK	1,531	27	175	1,558	1,733	308	1996	1997
Albany	OR	3,657	4,571	511	8,228	8,739	2,273	1968	1995
Albany (13)	OR	2,465	8	92	2,473	2,565	740	1984	1995
Forest Grove (14)	OR	3,152	—	401	3,152	3,553	810	1994	1995
Gresham	OR	4,647	—	—	4,647	4,647	1,195	1988	1995
McMinnville (15)	OR	3,976	—	760	3,976	4,736	895	1989	1995
Medford	OR	4,326	59	313	4,385	4,698	977	1990	1995
Center Square	PA	11,078	55	1,000	11,133	12,133	3,127	2001	2001
Indiana	PA	2,706	—	194	2,706	2,900	232	1997	2002
South Fayette Twn	PA	8,023	1,395	653	9,418	10,071	1,307	1999	1999
York	PA	3,790	770	413	4,560	4,973	680	1999	1999
E. Greenwich	RI	8,277	248	1,200	8,525	9,725	1,059	2000	2000
Lincoln	RI	9,612	29	477	9,641	10,118	1,351	2000	2000
Portsmouth	RI	9,155	92	1,200	9,247	10,447	1,208	1999	1999
Providence	RI	16,551	—	—	16,551	16,551	207	2000	2004
Clinton	SC	2,560	—	87	2,560	2,647	562	1997	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Columbia	SC	2,664	33	210	2,697	2,907	452	1997	1998
Goose Creek	SC	2,336	—	619	2,336	2,955	200	1998	2002
Greenville	SC	6,397	—	613	6,397	7,010	400	2000	2002
Greenwood	SC	2,648	—	107	2,648	2,755	582	1997	1998
Greer	SC	2,389	44	375	2,433	2,808	381	1998	1998
Brentwood	TN	2,302	—	600	2,302	2,902	551	1995	1995
Bristol	TN	4,130	1,142	406	5,272	5,678	752	1999	1999
Germantown	TN	4,623	10	755	4,633	5,388	734	1998	1998
Johnson City	TN	4,289	993	404	5,282	5,686	702	1999	1999
Murfreesboro	TN	4,240	981	499	5,221	5,720	723	1999	1999
Austin	TX	3,006	—	2,800	3,006	5,806	56	1999	2004
Bedford	TX	4,474	—	470	4,474	4,944	84	1999	2004
College Station	TX	1,726	—	278	1,726	2,004	277	1994	1998
Corsicana	TX	1,494	61	117	1,555	1,672	306	1996	1996
Dallas	TX	3,500	809	308	4,309	4,617	2,117	1981	1994
Dallas	TX	5,142	—	510	5,142	5,652	96	1999	2004
Denton	TX	1,425	33	185	1,458	1,643	289	1996	1996
El Paso	TX	4,107	—	400	4,107	4,507	77	2000	2004
Ennis	TX	1,409	26	119	1,435	1,554	286	1996	1996
Houston	TX	7,892	—	493	7,892	8,385	1,282	1998	1998
Houston	TX	7,194	—	1,235	7,194	8,429	1,169	1998	1998
Houston	TX	8,945	—	985	8,945	9,930	1,286	1999	1999
Houston	TX	7,184	—	1,089	7,184	8,273	1,018	1999	1999
Houston	TX	7,052	—	1,089	7,052	8,141	1,014	1999	1999
Lakeway	TX	10,542	—	579	10,542	11,121	1,559	1999	1999
Lewisville	TX	1,892	40	260	1,932	2,192	361	1997	1997
Mansfield	TX	1,575	63	225	1,638	1,863	319	1996	1997
Paris	TX	1,465	32	166	1,497	1,663	297	1996	1996
Plano	TX	4,067	—	510	4,067	4,577	76	1999	2004
Richland Hills	TX	1,616	24	223	1,640	1,863	324	1996	1997
Richland Hills	TX	2,211	739	65	2,950	3,015	397	1998	1998
Tyler	TX	5,297	—	120	5,297	5,417	99	1999	2004
Weatherford	TX	1,596	85	145	1,681	1,826	311	1996	1997
Martinsville	VA	3,049	4	1,001	3,053	4,054	344	2000	2000
Midlothian	VA	8,269	—	650	8,269	8,919	982	2000	2000
Bellevue	WA	4,467	—	766	4,467	5,233	717	1998	1998
Richland	WA	6,052	191	172	6,243	6,415	1,587	1990	1995
Spokane	WA	4,121	—	466	4,121	4,587	270	1959	2003
Tacoma	WA	5,208	22	402	5,230	5,632	977	1997	1997
Tacoma	WA	6,686	4	—	6,690	6,690	223	1988	2003
Yakima	WA	5,122	39	500	5,161	5,661	898	1998	1998
Greenfield (16)	WI	20,540	—	1,500	20,540	22,040	86	1999	2004
Menomonee Falls (17)	WI	13,190	—	4,161	13,190	17,351	2,732	1989	1997
Oconomowoc (18)	WI	3,831	—	300	3,831	4,131	129	1992	2004
St. Francis (19)	WI	9,645	—	403	9,645	10,048	280	2001	2004
West Allis (20)	WI	8,117	2,911	682	11,028	11,710	1,948	1996	1997
Charleston	WV	5,293	—	963	5,293	6,256	99	2000	2004
Hurricane	WV	4,475	1,020	705	5,495	6,200	701	1999	1999

		854,542	36,775	110,317	891,317	1,001,634	119,744

Skilled Nursing Facilities:
Benton	AR	4,659	9	685	4,668	5,353	878	1992	1998
Bryant	AR	4,889	16	320	4,905	5,225	922	1989	1998
Hot Springs	AR	2,321	—	54	2,321	2,375	1,221	1978	1986
Lake Village	AR	4,318	15	261	4,333	4,594	713	1998	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Monticello	AR	3,295	8	300	3,303	3,603	544	1995	1998
Morrilton	AR	3,703	7	250	3,710	3,960	698	1988	1998
Morrilton	AR	4,995	2	308	4,997	5,305	823	1996	1998
Wynne	AR	4,165	7	327	4,172	4,499	784	1990	1998
Scottsdale	AZ	2,790	100	650	2,890	3,540	1,291	1963	1991
Chowchilla	CA	1,119	—	109	1,119	1,228	483	1965	1987
Gilroy	CA	1,892	—	714	1,892	2,606	836	1968	1991
Hayward	CA	1,222	221	795	1,443	2,238	625	1968	1991
Orange	CA	5,059	23	1,141	5,082	6,223	1,582	1987	1992
San Jose	CA	1,136	571	1,595	1,707	3,302	724	1968	1991
Santa Cruz	CA	1,596	440	1,492	2,036	3,528	876	1964	1991
Hartford	CT	4,154	438	350	4,592	4,942	417	1969	2001
Torrington	CT	2,555	499	140	3,054	3,194	1,150	1969	1987
Winstead	CT	3,495	973	70	4,468	4,538	390	1960	2001
Ft. Pierce	FL	2,758	280	125	3,038	3,163	1,777	1960	1985
Jacksonville	FL	2,787	140	498	2,927	3,425	799	1965	1996
Jacksonville	FL	1,760	1,354	1,503	3,114	4,617	334	1997	1997
Live Oak	FL	3,217	1,750	50	4,967	5,017	2,323	1983	1986
Pensacola	FL	1,833	—	77	1,833	1,910	802	1962	1987
Winter Park	FL	3,327	—	134	3,327	3,461	1,751	1982	1986
Flowery Branch	GA	3,115	665	562	3,780	4,342	714	1970	1997
Buhl	ID	777	—	15	777	792	484	1913	1986
Lasalle	IL	2,703	—	127	2,703	2,830	1,209	1975	1991
Litchfield	IL	2,689	—	30	2,689	2,719	1,203	1974	1991
Brookville	IN	4,120	—	81	4,120	4,201	1,253	1987	1992
Evansville	IN	5,324	—	280	5,324	5,604	2,381	1968	1991
New Castle	IN	5,173	—	43	5,173	5,216	2,313	1972	1991
Petersburg	IN	2,352	—	33	2,352	2,385	1,237	1970	1986
Richmond	IN	2,520	—	114	2,520	2,634	1,326	1975	1986
Rochester	IN	4,055	250	161	4,305	4,466	1,901	1969	1991
Wabash	IN	2,790	—	40	2,790	2,830	1,248	1974	1991
Belleville	KS	1,887	—	213	1,887	2,100	739	1977	1993
Colby	KS	599	235	50	834	884	392	1974	1986
Hiawatha	KS	788	35	150	823	973	144	1974	1998
Hutchinson	KS	1,855	161	75	2,016	2,091	729	1964	1994
Onaga	KS	652	88	6	740	746	431	1959	1986
Salina	KS	2,463	135	27	2,598	2,625	941	1981	1994
Topeka	KS	1,137	58	100	1,195	1,295	209	1973	1998
Wichita	KS	3,168	—	200	3,168	3,368	15	1965	2004
Yates Center	KS	700	5	18	705	723	45	1967	2002
Lexington	KY	4,238	—	225	4,238	4,463	242	1975	2003
Lexington	KY	4,373	—	250	4,373	4,623	250	1975	2003
Amesbury	MA	4,241	607	229	4,848	5,077	1,183	1971	1997
Beverly	MA	6,578	997	392	7,575	7,967	777	1998	1998
Brockton	MA	3,591	16	525	3,607	4,132	1,343	1971	1993
Chestnut Hill	MA	5,884	29	2,189	5,913	8,102	61	2001	2004
Danvers	MA	2,891	487	305	3,378	3,683	825	1969	1997
Danvers	MA	3,211	1,144	327	4,355	4,682	1,044	1962	1997
Danvers	MA	7,222	1,026	392	8,248	8,640	860	1998	1998
Harwich	MA	12,126	134	1,802	12,260	14,062	129	1991	2004
Haverhill	MA	5,707	1,764	660	7,471	8,131	2,540	1973	1993
Melrose	MA	4,029	531	432	4,560	4,992	959	1967	1998
Saugus	MA	5,262	514	374	5,776	6,150	1,416	1967	1997
Sharon	MA	1,097	4,369	844	5,466	6,310	1,101	1963	1996
Clinton	MD	5,017	946	400	5,963	6,363	2,503	1965	1987
Cumberland	MD	5,260	—	150	5,260	5,410	2,856	1968	1985

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Hagerstown	MD	4,140	176	215	4,316	4,531	2,424	1971	1985
Kensington	MD	5,737	334	1,470	6,071	7,541	468	1954	2002
Westminster	MD	6,795	—	80	6,795	6,875	3,690	1973	1985
Duluth	MN	7,047	3,176	1,014	10,223	11,237	1,952	1971	1997
Minneapolis	MN	5,752	1,510	333	7,262	7,595	3,706	1941	1985
Minneapolis	MN	4,184	—	436	4,184	4,620	2,421	1961	1985
Maryville	MO	2,689	—	51	2,689	2,740	1,460	1972	1985
Columbus	MS	3,520	197	750	3,717	4,467	657	1976	1998
Hendersonville	NC	2,244	—	116	2,244	2,360	1,219	1979	1985
Sparks	NV	3,294	355	740	3,649	4,389	1,120	1988	1991
Boardman	OH	7,046	209	60	7,255	7,315	3,168	1962	1991
Columbus	OH	4,333	—	343	4,333	4,676	1,961	1984	1988
Galion	OH	3,420	92	24	3,512	3,536	1,537	1967	1991
Warren	OH	7,489	264	450	7,753	8,203	3,370	1967	1991
Wash Ct House	OH	4,086	166	356	4,252	4,608	1,893	1984	1988
Maud	OK	803	—	12	803	815	612	1960	1986
Sapulpa	OK	2,244	—	68	2,244	2,312	1,010	1970	1986
Tonkawa	OK	795	—	18	795	813	762	1962	1987
Celina	TN	853	—	150	853	1,003	318	1975	1993
Clarksville	TN	3,479	—	350	3,479	3,829	1,295	1967	1993
Decatur	TN	3,329	27	193	3,356	3,549	619	1981	1998
Jonesborough	TN	2,551	2	65	2,553	2,618	950	1982	1993
Madison	TN	6,415	—	1,120	6,415	7,535	1,146	1967	1998
Albany	TX	865	37	6	902	908	106	1978	2002
Austin	TX	3,726	46	360	3,772	4,132	328	1968	2002
Balch Springs	TX	2,135	18	64	2,153	2,217	208	1977	2002
Baytown	TX	1,902	187	61	2,089	2,150	759	1970	1990
Baytown	TX	2,388	331	90	2,719	2,809	946	1975	1990
Bogota	TX	1,820	61	13	1,881	1,894	963	1963	1986
Bowie	TX	3,205	28	127	3,233	3,360	276	1955	2002
Center	TX	1,424	299	22	1,723	1,745	600	1972	1990
Clarksville	TX	1,583	9	4	1,592	1,596	118	1965	2002
Cleburne	TX	1,615	32	128	1,647	1,775	181	1972	2002
Clyde	TX	874	34	10	908	918	97	1963	2002
Crowell	TX	960	7	2	967	969	72	1975	2002
Dallas	TX	2,644	117	64	2,761	2,825	261	1976	2002
El Paso	TX	1,888	—	166	1,888	2,054	846	1980	1988
El Paso	TX	1,628	92	206	1,720	1,926	176	1975	2002
Flowery Mound	TX	4,871	43	488	4,914	5,402	291	1995	2002
Fort Worth	TX	1,993	6	230	1,999	2,229	146	1969	2002
Fort Worth	TX	2,460	33	201	2,493	2,694	243	1971	2002
Garland	TX	1,619	320	238	1,939	2,177	662	1970	1990
Gilmer	TX	3,033	1,873	248	4,906	5,154	794	1990	1998
Greenville	TX	1,680	31	95	1,711	1,806	173	1976	2002
Henderson	TX	1,713	120	90	1,833	1,923	181	1966	2002
Houston	TX	4,155	408	408	4,563	4,971	1,729	1982	1993
Houston	TX	1,342	5	101	1,347	1,448	99	1977	2002
Humble	TX	1,821	336	140	2,157	2,297	745	1972	1990
Huntsville	TX	1,930	140	135	2,070	2,205	764	1968	1990
Jacksonville	TX	2,041	33	54	2,074	2,128	207	1973	2002
Linden	TX	2,520	75	25	2,595	2,620	983	1968	1993
Lubbock	TX	2,064	89	633	2,153	2,786	206	1977	2002
McAllen	TX	1,115	35	153	1,150	1,303	123	1966	2002
McAllen	TX	2,850	36	171	2,886	3,057	266	1982	2002
McKinney	TX	1,456	90	1,318	1,546	2,864	653	1967	1987

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
McKinney	TX	4,797	—	1,263	4,797	6,060	773	1967	2000
Mesquite	TX	2,658	32	153	2,690	2,843	250	1974	2002
Mineral Wells	TX	1,635	33	52	1,668	1,720	172	1975	2002
Mount Pleasant	TX	2,505	158	40	2,663	2,703	989	1970	1993
Munday	TX	498	80	2	578	580	81	1967	2002
Nacogdoches	TX	1,104	150	135	1,254	1,389	471	1973	1990
New Boston	TX	2,366	74	44	2,440	2,485	924	1966	1993
Omaha	TX	1,579	92	28	1,671	1,699	621	1970	1993
Rosenberg	TX	2,013	40	112	2,053	2,165	203	1977	2002
Rusk	TX	1,549	34	23	1,583	1,606	159	1972	2002
San Antonio	TX	1,636	128	221	1,764	1,985	658	1965	1990
San Antonio	TX	4,536	—	—	4,536	4,536	324	1988	2002
San Antonio	TX	2,224	92	268	2,316	2,584	211	1975	2002
San Antonio	TX	2,320	399	308	2,719	3,027	107	1986	2004
Sherman	TX	2,075	77	67	2,152	2,219	812	1971	1993
Sulphur Springs	TX	1,649	28	72	1,677	1,749	180	1969	2002
Texarkana	TX	1,244	—	87	1,244	1,331	654	1983	1986
Texas City	TX	1,389	21	54	1,410	1,464	109	1973	2002
Vernon	TX	608	34	14	642	656	88	1952	2002
Waxahachie	TX	3,493	108	319	3,601	3,920	1,525	1976	1987
Weatherford	TX	2,252	33	346	2,285	2,631	206	1967	2002
White Settlement	TX	2,258	38	66	2,296	2,362	212	1969	2002
Wichita Falls	TX	3,041	35	51	3,076	3,127	258	1969	2002
Wichita Falls	TX	687	5	10	692	702	52	1965	2002
Salt Lake City	UT	2,479	—	280	2,479	2,759	12	1972	2004
Annandale	VA	7,752	—	487	7,752	8,239	4,209	1963	1985
Charlottesville	VA	4,620	—	362	4,620	4,982	2,509	1964	1985
Petersburg	VA	2,215	—	93	2,215	2,308	1,203	1972	1985
Petersburg	VA	2,945	—	94	2,945	3,039	1,599	1976	1985
Everett	WA	7,045	—	830	7,045	7,875	67	1995	2004
Kennewick	WA	4,459	—	297	4,459	4,756	1,090	1959	1997
Moses Lake	WA	4,307	1,326	304	5,633	5,937	1,570	1972	1994
Moses Lake	WA	2,385	—	164	2,385	2,549	821	1988	1994
Seattle	WA	5,752	182	1,223	5,934	7,157	1,533	1993	1994
Shelton	WA	4,382	300	327	4,682	5,009	871	1998	1998
Vancouver	WA	6,254	—	680	6,254	6,934	60	1991	2004
Chilton	WI	2,275	148	55	2,423	2,478	1,345	1963	1986
Florence	WI	1,529	—	15	1,529	1,544	805	1970	1986
Green Bay	WI	2,255	—	300	2,255	2,555	1,186	1965	1986
Sheboygan	WI	1,697	—	219	1,697	1,916	889	1967	1986
St. Francis	WI	535	—	80	535	615	280	1960	1986
Tomah	WI	1,745	128	115	1,873	1,988	1,075	1974	1985
Wisconsin Dells	WI	1,697	—	81	1,697	1,778	889	1972	1986
Logan	WV	3,006	—	100	3,006	3,106	119	1987	2004
Ravenswood	WV	2,986	—	250	2,986	3,236	115	1987	2004
South Charleston	WV	4,907	—	750	4,907	5,657	210	1987	2004
White Sulphur	WV	2,894	—	250	2,894	3,144	117	1987	2004
Casper	WY	5,816	—	930	5,816	6,746	145	1994	2004
Sheridan	WY	4,404	—	837	4,404	5,241	108	1989	2004

		502,661	36,303	51,092	538,964	590,056	144,572

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Continuing Care Retirement
Communities:
Chandler	AZ	7,039	3,732	1,980	10,771	12,751	685	1992	2002
Palm Desert	CA	9,097	1,730	1,600	10,827	12,427	2,785	1989	1994
Sterling	CO	2,715	—	400	2,715	3,115	973	1979	1994
Largo	FL	8,258	2,875	910	11,133	12,043	2,707	1972	2002
Lawrenceville	GA	10,769	—	723	10,769	11,492	1,641	1988	1998
Andover	KS	12,517	—	687	12,517	13,204	2,568	1987	1997
Northboro	MA	2,512	11,844	300	14,355	14,655	971	1972	2002
Norton	MA	8,272	4,669	1,351	12,941	14,292	2,502	1972	1997
Trenton	TN	3,004	—	174	3,004	3,178	325	1974	2000
Corpus Christi	TX	14,929	14,093	1,848	29,022	30,870	5,523	1985	1997
Glendale (21)	WI	22,904	208	3,834	23,112	26,946	4,832	1988	1997
Waukesha (22)	WI	28,562	3,360	7,233	31,922	39,155	7,084	1973	1997

		130,577	42,511	21,040	173,088	194,128	32,596

Specialty Hospitals:
Scottsdale	AZ	5,924	195	242	6,119	6,361	2,487	1986	1988
Tucson	AZ	9,435	—	1,275	9,435	10,710	2,958	1992	1992
Orange	CA	3,716	—	700	3,716	4,416	124	2000	2004
Tustin	CA	33,135	—	1,800	33,135	34,935	918	1991	2004
Conroe	TX	3,772	—	900	3,772	4,672	151	1992	2004
Houston	TX	3,272	—	200	3,272	3,472	123	1999	2004
The Woodlands	TX	2,472	—	100	2,472	2,572	93	1995	2004

		61,726	195	5,217	61,921	67,138	6,854

GRAND TOTAL		$1,549,506	$115,784	$187,666	$1,665,290	$1,852,956	$303,766

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Gross amount at which land is carried at close of period also represents initial cost to the Company.
(3)	Real estate is security for notes payable in the aggregate of $28,706,000 at December 31, 2004.
(4)	Real estate is security for notes payable in the aggregate of $7,605,000 at December 31, 2004.
(5)	Real estate is security for notes payable in the aggregate of $7,234,000 at December 31, 2004.
(6)	Real estate is security for notes payable in the aggregate of $28,813,000 at December 31, 2004.
(7)	Real estate is security for notes payable in the aggregate of $27,982,000 at December 31, 2004.
(8)	Real estate is security for notes payable in the aggregate of $6,323,000 at December 31, 2004.
(9)	Real estate is security for notes payable in the aggregate of $7,586,000 at December 31, 2004.
(10)	Real estate is security for notes payable in the aggregate of $3,198,000 at December 31, 2004.
(11)	Real estate is security for notes payable in the aggregate of $2,782,000 at December 31, 2004.
(12)	Real estate is security for notes payable in the aggregate of $13,231,000 at December 31, 2004.
(13)	Real estate is security for notes payable in the aggregate of $1,926,000 at December 31, 2004.
(14)	Real estate is security for notes payable in the aggregate of $3,089,000 at December 31, 2004.
(15)	Real estate is security for notes payable in the aggregate of $3,183,000 at December 31, 2004.
(16)	Real estate is security for notes payable in the aggregate of $9,101,000 at December 31, 2004.
(17)	Real estate is security for notes payable in the aggregate of $9,401,000 at December 31, 2004.
(18)	Real estate is security for notes payable in the aggregate of $1,465,000 at December 31, 2004.
(19)	Real estate is security for notes payable in the aggregate of $6,000,000 at December 31, 2004.
(20)	Real estate is security for notes payable in the aggregate of $7,638,000 at December 31, 2004.
(21)	Real estate is security for notes payable in the aggregate of $4,904,000 at December 31, 2004.
(22)	Real estate is security for notes payable in the aggregate of $7,242,000 at December 31, 2004.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2004

(Dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation
Balances at December 31, 2001	$1,295,649	$207,136
Acquisitions	165,428	33,532
Improvements	13,870	3,212
Reclassifications	37,414	—
Assets Held for Sale	(39,623)	(14,344)
Sales	(18,550)	(5,136)

Balances at December 31, 2002	1,454,188	224,400

Acquisitions	13,663	39,500
Improvements	26,724	2,923
Reclassifications	6,633	—
Sales	(32,043)	(7,417)

Balances at December 31, 2003	1,469,165	259,406

Acquisitions	381,989	33,029
Improvements and Construction	16,398	14,050
Sales	(14,596)	(2,719)

Balances at December 31, 2004	$1,852,956	$303,766

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the annual period covered by this report. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal controls over financial reporting can be found on page 35 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found on page 37 of this report.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required regarding executive officers is included under the caption “ Executive Officers of the Company” in Item 1.

Incorporated herein by reference to the information regarding directors under the caption “Item 1—Election of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

Incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

Information required regarding our Business Code of Conduct & Ethics is included under the caption “Business Code of Conduct & Ethics” in Item 1.

Item 11.	Executive Compensation.

Incorporated herein by reference to the information under the captions “Executive Compensation” and “How are directors compensated?” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information under the caption “Stock Ownership” and to the Equity Compensation Plan Information table under the caption “Option Grants for 2004” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions.

Incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2005, to be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits

Exhibit No.	Description

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement to Merge, dated August 19, 1997, among the Company, Laureate Investments, Inc. and Laureate Properties, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 7, 1997, and incorporated herein by this reference.

3.	Articles of Incorporation and Bylaws.

3.1(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1(b)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.

3.1(c)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1(d)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

3.1(e)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997, and incorporated herein by this reference.

Exhibit No.	Description

3.1(f)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated June 30, 2004, filed as Exhibit 3.1 to the Company’s Form 8-K dated June 28, 2004, and incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K dated June 28, 2004 and incorporated herein by this reference.

4.	Instruments Defining Rights of Security Holders, Including Indentures.

4.1	Indenture dated as of November 16, 1992, between Nationwide Health Properties, Inc., Issuer to The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit 4.1 to the Company’s Form S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.

4.2	Indenture dated as of January 12, 1996, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 33-65423) dated December 27, 1995, and incorporated herein by this reference.

4.3	Indenture dated as of August 19, 1997 between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.

4.4	Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

10.	Material Contracts.

10.1	1989 Stock Option Plan of the Company as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.2	The Company’s Retirement Plan for Directors as Amended and Restated October 21, 2003, filed as Exhibit 10.2 to the Company’s 10-K for the year ended December 31, 2003 and incorporated herein by this reference.

10.3	Deferred Compensation Plan of the Company effective September 1, 1991, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

10.3(a)	Amendment 2004-1 to the Company’s Deferred Compensation Plan dated June 1, 2004.

10.3(b)	Amendment 2004-2 to the Company’s Deferred Compensation Plan dated December 13, 2004.

10.4	Credit Agreement dated as of April 15, 2004, among the Company, JPMorgan Chase Bank as administrative agent and 14 additional banks, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.

10.5	First Amendment to Credit Agreement dated as of November 5, 2004, among the Company and JPMorgan Chase Bank, as administrative agent.

10.6	Form of Indemnity Agreement for officers and directors of the Company including R. Bruce Andrews, David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, Douglas M. Pasquale, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Steven J. Insoft, Abdo H. Khoury, Don M. Pearson, John J. Sheehan, Jr., and David E. Snyder, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

10.7	Executive Employment Security Policy as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

Exhibit No.	Description

10.8	Form of Change in Control Agreement with certain officers of the Company including David M. Boitano, Donald D. Bradley, Mark L. Desmond, Steven J. Insoft, Abdo H. Khoury, John J. Sheehan Jr. and David E. Snyder, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004 and incorporated herein by this reference.

10.9	Employment agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated as of February 25, 1998, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

10.10	Retirement and Severance Agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated April 16, 2004, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.

10.11	Employment agreement entered into by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale dated as of September 30, 2003, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by this reference.

10.11(a)	First Amendment to Employment Agreement of Douglas M. Pasquale dated as of January 31, 2005, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 31, 2005, and incorporated herein by this reference.

10.12	Employment agreement entered into by and between Nationwide Health Properties, Inc. and Mark L. Desmond dated as of February 25, 1998, filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

10.12(a)	First Amendment of Employment Agreement of Mark L. Desmond dated as of January 19, 2001, filed as Exhibit 10.12(a) to the Company’s Form 10-K for the year ended December 31, 2000, and incorporated herein by this reference.

10.12(b)	Second Amendment to Employment Agreement of Mark L. Desmond dated as of April 20, 2001, filed as exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.12(c)	Third Amendment to Employment Agreement of Mark L. Desmond, dated as of January 31, 2005, by and between the Company and Mark L. Desmond, filed as exhibit 10.2 to the Company’s Form 8-K dated January 31, 2005, and incorporated herein by this reference.

10.13	Limited Liability Company Agreement of JER/NHP Senior Housing, LLC entered into as of August 28, 2001 by and among Nationwide Health Properties and JER Senior Housing, LLC filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2001, and incorporated herein by this reference.

10.14	First Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated February 7, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC, filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by this reference.

10.15	Second Amendment to Limited Liability Company Agreement of JER/NHP Senior Housing, LLC dated October 28, 2002 by and among Nationwide Health Properties and JER Senior Housing, LLC, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2002, and incorporated herein by this reference.

21.	Subsidiaries of the Company.

23.	Consents of Experts and Counsel.

23.1	Consent of Ernst & Young LLP.

31.	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.

32.	Section 1350 Certifications of CEO and CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale
President and Chief Executive Officer

Dated: February 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	February 24, 2005

/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	President, Chief Executive Officer and Director	February 24, 2005

/s/ MARK L. DESMOND Mark L. Desmond	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2005

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	February 24, 2005

/s/ DAVID R. BANKS David R. Banks	Director	February 24, 2005

/s/ WILLIAM K. DOYLE William K. Doyle	Director	February 24, 2005

/s/ ROBERT D. PAULSON Robert D. Paulson	Director	February 24, 2005

/s/ KEITH P. RUSSELL Keith P. Russell	Director	February 24, 2005

/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 24, 2005