Form 10-Q
period 2005-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2005-05-04
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Shares of registrant’s common stock, $0.10 par value, outstanding at April 30, 2005: 67,097,546.

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

MARCH 31, 2005

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$193,790	$187,666
Buildings and improvements	1,719,039	1,665,290

	1,912,829	1,852,956
Less accumulated depreciation	(316,225)	(303,766)

	1,596,604	1,549,190
Mortgage loans receivable, net	75,032	75,453
Investment in unconsolidated joint venture	12,076	12,747

	1,683,712	1,637,390
Cash and cash equivalents	9,184	8,473
Receivables	6,475	7,470
Assets held for sale	2,161	3,050
Other assets	49,459	53,728

	$1,750,991	$1,710,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under unsecured revolving credit facility	$246,000	$186,000
Senior notes due 2006-2038	452,000	470,000
Notes and bonds payable	194,988	187,409
Accounts payable and accrued liabilities	53,353	50,876
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
Series A, 1,000,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, stated at liquidation preference of $100 per share	100,000	100,000
Series B, 1,064,500 shares issued and outstanding at March 31, 2005 and none at December 31, 2004, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; 67,096,171 and 66,805,959 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	6,710	6,681
Capital in excess of par value	872,542	868,091
Cumulative net income	822,136	808,775
Cumulative dividends	(1,103,188)	(1,074,171)

Total stockholders’ equity	804,650	815,826

	$1,750,991	$1,710,111

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Revenues:
Rental income	$48,946	$37,804
Interest and other income	2,495	3,177

	51,441	40,981
Expenses:
Interest and amortization of deferred financing costs	14,586	12,622
Depreciation and amortization	13,339	10,423
General and administrative	3,901	3,867
Impairment of assets	7,019	—

	38,845	26,912

Income before unconsolidated joint venture	12,596	14,069
Income from unconsolidated joint venture	847	412

Income from continuing operations	13,443	14,481

Discontinued operations:
Gain on sale of facilities, net	33	—
(Loss)/Income from discontinued operations	(115)	75

	(82)	75

Net income	13,361	14,556
Preferred stock dividends	(3,982)	(1,919)

Income available to common stockholders	$9,379	$12,637

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.14	$0.19

Discontinued operations	$—	$0.01

Income available to common stockholders	$0.14	$0.20

Dividends paid per share	$0.37	$0.37

Diluted weighted average shares outstanding	67,053	64,796

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	2,065	$206,450	66,806	$6,681	$868,091	$808,775	$(1,074,171)	$815,826
Issuance of common stock	—	—	290	29	4,355	—	—	4,384
Stock option amortization	—	—	—	—	96	—	—	96
Net income	—	—	—	—	—	13,361	—	13,361
Preferred dividends	—	—	—	—	—	—	(3,982)	(3,982)
Common dividends	—	—	—	—	—	—	(25,035)	(25,035)

Balances at March 31, 2005	2,065	$206,450	67,096	$6,710	$872,542	$822,136	$(1,103,188)	$804,650

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$13,361	$14,556
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,339	10,423
Depreciation and amortization in discontinued operations	7	64
Gain on sale of facilities	(33)	—
Impairment of assets	7,169	—
Amortization of deferred financing costs	447	299
Mortgage loan discount accretion	—	(106)
Equity in earnings from unconsolidated joint venture	(754)	(318)
Cash distribution from unconsolidated joint venture	550	600
Changes in operating assets and liabilities:
Receivables	995	(2,279)
Other assets	1,605	(3,411)
Accounts payable and accrued liabilities	2,536	4,634

Net cash provided by operating activities	39,222	24,462

Cash flows from investing activities:
Investment in real estate facilities	(56,545)	(79,454)
Disposition of real estate facilities	2,126	—
Return of investment from unconsolidated joint venture	875	594
Principal payments on mortgage loans receivable	421	6,173

Net cash used in investing activities	(53,123)	(72,687)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	101,000	79,000
Repayment of borrowings under unsecured revolving credit facility	(41,000)	(117,000)
Issuance of common stock, net	4,384	139,955
Repayments of senior unsecured debt	(18,000)	(23,750)
Principal payments on notes and bonds payable	(2,755)	(610)
Dividends paid	(29,017)	(27,292)
Deferred financing costs	—	(16)

Net cash provided by financing activities	14,612	50,287

Increase in cash and cash equivalents	711	2,062
Cash and cash equivalents, beginning of period	8,473	10,726

Cash and cash equivalents, end of period	$9,184	$12,788

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

As of March 31, 2005, we had investments in 422 health care facilities in 39 states, consisting of:

•	194 skilled nursing facilities;

•	168 assisted and independent living facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals; and

•	46 assisted living facilities operated by an unconsolidated joint venture in which we have a 25% interest.

Our facilities are operated by 71 different operators, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation	16

• Beverly Enterprises, Inc.	20

• Emeritus Corporation	23

• Extendicare, Inc.	1

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two operators of our facilities accounted for 10% or more of our revenues at March 31, 2005, as follows:

• Alterra Healthcare Corporation	10%

• American Retirement Corporation	10%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three-month periods ending March 31, 2005 and 2004 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the acounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new operators. Also, certain leases we entered into, primarily with regard to facilities returned to us by operators in bankruptcy, have had reduced or free rent in the early months of the lease or fixed increases in future years. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We received $325,000 of cash in excess of revenues recorded during the three months ended March 31, 2005 and received $90,000 of cash in excess of revenues recorded during the three months ended March 31, 2004. There was $9,092,000 at March 31, 2005 and $9,281,000 at December 31, 2004 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). SFAS No. 123 established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 causes the fair value of stock options granted to be amortized as an expense over the vesting period of the options and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the market price on the date of grant and amortized as an expense over the vesting period of the stock grants. Net income includes stock-based compensation expense of $330,000 for the three-month period ended March 31, 2005 and $72,000 for the three-month period ended March 31, 2004.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $13,070,000 for the three months ended March 31, 2005 and $10,166,000 for the three months ended March 31, 2004. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities subject to an in-place lease, however, to date those leases have been at market rates. Accordingly, none of our purchase prices have been allocated to in-place leases because there were no in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

Impact of New Accounting Pronouncements

In December 2004, the FASB released SFAS No. 123 (revised 2004) Share-Based Payment. We adopted the original SFAS No. 123 Accounting for Stock-Based Compensation in 1999 and have recognized all stock-based compensation in our income statement since that time. The effect of these pronouncements on our financial statements is not expected to be material.

3. Real Estate Properties

As of March 31, 2005, we had direct ownership of 181 skilled nursing facilities, 167 assisted and independent living facilities, six continuing care retirement communities and seven specialty hospitals. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 80% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 290 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2005, we acquired twelve skilled nursing facilities and two assisted and independent living facilities in four separate transactions for an aggregate investment of $64,499,000, including the assumption of $10,334,000 of mortgage financing. We also funded $2,368,000 in earnouts, expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2005, we have committed to fund additional expansions, construction and capital improvements of approximately $16,000,000.

During the three-month period ended March 31, 2005, we sold one skilled nursing facility for net cash proceeds of $2,126,000. This sale resulted in a gain of $33,000 that is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

As of March 31, 2005, we held 11 mortgage loans receivable secured by 13 skilled nursing facilities, one assisted living facility and one continuing care retirement community. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of March 31, 2005, the mortgage loans receivable had a net book value of $75,032,000 with individual outstanding balances ranging from $164,000 to $10,595,000 and maturities ranging from 2005 to 2031.

5. Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture was established to invest up to $130,000,000, of which over $127,000,000 was invested, in healthcare facilities similar to those already owned by us. As of March 31, 2005, we held a 25% equity interest in the venture, and were the managing member. The financial statements of the joint venture were not consolidated with our financial statements and our investment was accounted for using the equity method at March 31, 2005. The accounting policies of the joint venture are consistent with those of the Company. No investments were made by or into this joint venture prior to 2002.

During the three months ended March 31, 2005, the joint venture sold one facility for net cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

As of March 31, 2005, the joint venture owned 46 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our co-joint venturer of approximately $49,100,000 and capital contributions from us of approximately $16,400,000.

In addition to our 25% share of the income from the joint venture, we receive a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $93,000 during the three months ended March 31, 2005 and were $94,000 during the three months ended March 31, 2004. Amounts due to us from the joint venture amounted to $31,000 as of March 31, 2005 and $30,000 as of December 31, 2004.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

See Note 14 for information regarding our acquisition of JER Senior Housing, LLC’s interest in this entity on May 3, 2005.

The balance sheet and income statement for the joint venture below present its financial position as of March 31, 2005 and December 31, 2004 and its results of operations for the three-month periods ended March 31, 2005 and 2004 in thousands.

BALANCE SHEET

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Real estate:
Land	$12,335	$12,501
Buildings and improvements	103,413	104,988

	115,748	117,489
Less accumulated depreciation	(8,236)	(7,664)

	107,512	109,825
Cash and cash equivalents	3,875	4,829
Other assets	792	928

	$112,179	$115,582

Liabilities and Equity
Notes and bonds payable	$60,315	$60,747
Accounts payable and accrued liabilities	3,557	3,845
Equity:
Capital contributions	65,501	65,501
Distributions	(36,625)	(30,926)
Cumulative net income	19,431	16,415

Total equity	48,307	50,990

	$112,179	$115,582

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME STATEMENT

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Rental income	$3,681	$3,581
Expenses:
Interest and amortization of deferred financing costs	1,096	1,205
Depreciation and amortization	740	710
General and administrative	169	233

	2,005	2,148

Income from continuing operations	1,676	1,433
Discontinued operations
Gain (loss) on sale	1,320	(307)
Income from discontinued operations	20	146

	1,340	(161)

Net income	$3,016	$1,272

6. Assets Held for Sale

During 2005, we reclassified a land parcel valued at $752,000 from assets held for sale to investment in land. A skilled nursing facility is to be constructed on the site, and we will acquire that facility upon completion. In addition, we recognized an impairment of $150,000 related to one land parcel to write it down to its estimated fair value less costs to sell based on an offer received. At March 31, 2005 two land parcels remained in assets held for sale. At December 31, 2004 three land parcels remained in assets held for sale. There were no other changes to assets held for sale during the three months ended March 31, 2005.

7. Unsecured Revolving Credit Facility

At March 31, 2005, we had $246,000,000 outstanding on our $400,000,000 unsecured credit agreement with several banks that matures on April 15, 2007, which we may extend for an additional year. At our option, borrowings under the agreement bear interest at prime (5.75% at March 31, 2005) or LIBOR plus 1.075% (3.95% at March 31, 2005). We pay a facility fee of 0.3% per annum on the total commitment under the agreement.

8. Common Stock

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2005 was 2%. During the three months ended March 31, 2005, we issued approximately 203,000 shares of common stock resulting in net proceeds of $4,170,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes 288,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2005 and 138,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2004. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended March 31,
	2005		2004
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$13,443		$14,481
Less: preferred stock dividends	(3,982)		(1,919)

Amounts used to calculate Basic EPS	9,461	66,934	12,562	64,684
Effect of dilutive securities:
Stock options	—	119	—	112

Amounts used to calculate Diluted EPS	$9,461	67,053	$12,562	64,796

10. Impairment of Assets

During the three months ended March 31, 2005, we recognized an impairment of assets charge of $7,019,000 related to one facility that will no longer be operated as a skilled nursing facility. The impairment includes the write-down of the facility to its estimated fair value less costs to sell, a reserve against a receivable from the operator of the facility and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less costs to sell. There were no asset impairments during the three months ended March 31, 2004.

11. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The service cost for the plan was $27,000 for the three months ended March 31, 2005 and was $21,000 for the three months ended March 31, 2004. The interest cost for the plan was $17,000 for the three months ended March 31, 2005 and $18,000 for the three months ended March 31, 2004. We made $50,000 of contributions to the plan for the three months ended March 31, 2005 and $25,000 for the three months ended March 31, 2004 and expect to make $50,000 of contributions during the remainder of 2005.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 10 for more detail regarding the facilities sold and classified as held for sale during 2005. The following table details the amounts reclassified to discontinued operations for the periods presented:

	Three months ended March 31,
	2005	2004
	(In thousands)
Rental income	$69	$208
Depreciation and amortization	7	64
General and administrative	27	69
Impairment of assets	150	—

	184	133

Discontinued operations	$(115)	$75

13. Litigation

On October 5, 2004, we were served with a complaint for wrongful death in connection with a fire at the Greenwood Healthcare Center on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. Fourteen additional complaints have been filed by families of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters are in the process of being consolidated into one action and are in the early stages of discovery.

The Company is being defended in the matter by its commercial general liability carrier. The Company believes that it has substantial defenses to the claims and that it has adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is in the early stages, it is not possible to predict the ultimate outcome of these claims.

14. Subsequent Events

On April 5, 2005, Mark L. Desmond resigned his position as our Chief Financial Officer. On April 5, 2005, we entered into a Separation Agreement with Mr. Desmond that provides for the payment of $560,000 in satisfaction of our obligations under our employment agreement with Mr. Desmond dated as of February 25, 1998, as amended. Such amount has been accrued and included in general and administrative expense for the quarter ended March 31, 2005.

On April 5, 2005, Abdo H. Khoury was appointed Acting Chief Financial Officer. Mr. Khoury has been our Senior Vice President and Chief Portfolio Officer since August 2004.

On May 3, 2005, we acquired JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture, JER/NHP Senior Housing, LLC, for approximately $121,000,000. As part of this transaction, we assumed JER’s share

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the secured debt the joint venture had in place of approximately $45,000,000, resulting in a payment to JER Senior Housing, LLC of approximately $75,000,000, net of other costs and fees related to buying out their interest of approximately $1,000,000. As a result of this acquisition, we now own 100% of the 46 assisted living facilities leased to Alterra Healthcare Corporation under two cross-defaulted master leases with initial terms expiring in 2020. From the transaction date forward, the operations of JER/NHP Senior Housing, LLC will be consolidated with our other operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting policies.

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have had free rent for the first three to six months and certain leases we entered into, primarily with regard to facilities returned to us by operators in bankruptcy have had reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We received $325,000 of cash in excess of revenues recorded during the three months ended March 31, 2005 and received $90,000 of cash in excess of revenues recorded during the three months ended March 31, 2004. There is $9,092,000 at March 31, 2005 and $9,281,000 at December 31, 2004 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the three months ended March 31, 2005, we recognized an impairment of assets charge of $7,169,000, $7,019,000 of which related to the write-down of one facility that will no longer be operated as a skilled nursing facility and a reserve against a receivable from the operator of the facility and $150,000 of which related to the write-down of one land parcel in assets held for sale to its estimated fair value less costs to sell.

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

Operating Results

Three-Month Period Ended March 31, 2005 vs. Three-Month Period Ended March 31, 2004

Rental income increased $11,142,000, or 29%, over the same period in 2004. The increase was primarily due to rental income from 14 facilities acquired in 2005 and 35 facilities acquired during the last three quarters of 2004 and rent increases at existing facilities. Interest and other income decreased $682,000, or 21%, over the same period in 2004. The decrease was due to the payoff of ten mortgage loans during 2004.

Interest and amortization of deferred financing costs increased $1,964,000, or 16%, over the same period in 2004. The increase was primarily due to an increase in the average balance on our unsecured credit facility versus the same period last year, an increase in the interest rates on our floating rate debt and the assumption of $10,334,000 of secured debt during the first quarter of 2005 and $66,725,000 during 2004. The increase was partially offset by the payoff of $18,000,000 of fixed rate medium term notes in March 2005. General and administrative expenses increased $34,000, or 1%, over the same period in 2004. The increase was primarily due to the amortization of restricted stock grants, a $585,000 charge related to payments due to our former chief financial officer over the next 18 months in accordance with his separation agreement and increases in other general corporate expenses, partially offset by $1,402,000 of expense in 2004 related to the retirement of our former chief executive officer. During the three months ended March 31, 2005, we recognized an impairment of assets charge of $7,019,000 related to one facility that will no longer be operated as a skilled nursing facility. The impairment includes the write-down of the facility to its estimated fair value less costs to sell and a reserve against a receivable from the operator of the facility.

Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The increase of $435,000, or 106%, from the same period in 2004 is due to the recognition of our share, equal to $330,000, of a gain on the sale of one of the joint venture’s facilities of $1,320,000 and increases in revenues from the remaining 46 joint venture owned facilities. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

The income in discontinued operations decreased $157,000, or 209%, over the same period in 2004. The loss for the three months ended March 31, 2005 is comprised of revenue of $69,000 partially offset by depreciation of $7,000, general and administrative expenses of $27,000 and an impairment charge of $150,000 related to one land parcel in assets held for sale. The income for the three months ended March 31, 2004 is comprised of $208,000 of rental income offset by $64,000 of depreciation and amortization and $69,000 of general and administrative expenses. The difference in the composition of the loss from discontinued operations was primarily caused by the fact that the facilities sold in 2004 had income in 2004, but do not have income in 2005, while the assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have only six leases expiring in 2005. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. We believe our tenants may exercise purchase options on assets totaling between $50,000,000 to $90,000,000 during 2005. However, we do not have any control over whether our tenants will choose to exercise any available purchase options. Additional investments in healthcare facilities would increase rental and/or interest income. At this time we expect to make additional acquisitions during 2005, although the quantity and timing of any such acquisitions cannot be accurately forecast. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture was established to invest up to $130,000,000, of which over $127,000,000 was invested in healthcare facilities similar to those already owned by us. As of March 31, 2005, we held a 25% equity interest in the venture. The financial statements of the joint venture were not consolidated with our financial statements and our investment was accounted for using the equity method at March 31, 2005. No investments were made by or into this joint venture prior to 2002.

During the three months ended March 31, 2005, the joint venture sold one facility for cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations.

As of March 31, 2005, the joint venture owned 46 assisted living facilities in 12 states that are leased to Alterra. The joint venture was financed with secured non-recourse debt of approximately $60,860,000, capital contributions from our co-joint venturer of approximately $49,100,000 and capital contributions from us of approximately $16,400,000.

On May 3, 2005, we acquired JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture, JER/NHP Senior Housing, LLC, for approximately $121,000,000. As part of this transaction, we assumed JER’s share of the secured debt the joint venture had in place of approximately $45,000,000, resulting in a payment to JER Senior Housing, LLC of approximately $75,000,000, net of other costs and fees related to buying out their interest of approximately $1,000,000. As a result of this acquisition, we now own 100% of the 46 assisted living facilities leased to Alterra Healthcare Corporation under two cross-defaulted master leases with initial terms expiring in 2020. From the transaction date forward, the operations of JER/NHP Senior Housing, LLC will be consolidated with our other operations.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $14,760,000, or 60%, over the same period in 2004. This was primarily due to increased income and changes in the balances of operating assets and liabilities. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the three months ended March 31, 2005, we acquired 12 skilled nursing facilities and two assisted and independent living facilities in four separate transactions for an aggregate investment of $64,499,000, including the assumption of $10,334,000 of mortgage financing. We also funded $2,368,000 in earnouts, expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, earnouts, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At March 31, 2005, we had committed to fund additional expansions, construction and capital improvements of approximately $16,000,000.

Financing Activities

During the three-month period ended March 31, 2005, we repaid $18,000,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 8.7%. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our unsecured revolving credit facility and cash on hand; however, there are no medium-term notes currently maturing until November 2006. Borrowings on our unsecured revolving credit facility could be repaid by potential asset sales or mortgage loans receivable payoffs, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current credit ratings are Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2005 is 2%. During the three months ended March 31, 2005, we issued approximately 203,000 shares of common stock resulting in net proceeds of $4,170,000 that were used to repay borrowings on our unsecured revolving credit facility, to fund acquisitions and for other general corporate purposes.

At March 31, 2005, we had $154,000,000 available under our $400,000,000 unsecured revolving credit facility that expires on April 15, 2007.

At March 31, 2005, we had shelf registration statements on file with the Securities and Exchange Commission under which we may issue (a) up to $316,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $246,068,000 of securities including debt, convertible debt, common and preferred stock. In addition, at March 31, 2005, we had approximately 4,290,000 shares available for issuance under our dividend reinvestment and stock purchase plan.

Financing for future investments and for the repayment of the obligations and commitments noted above may be provided by borrowings under our unsecured revolving credit facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statements discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises, and the potential repayment of certain mortgage loans receivable during 2005. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our unsecured revolving credit facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on our $400,000,000 unsecured revolving credit facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.” We did not utilize any other off-balance sheet financing arrangements or have any other unconsolidated subsidiaries.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statement that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	the ability of our operators to obtain and maintain adequate liability and other insurance;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” discussion included in our annual report on Form 10-K for the year ended December 31, 2004 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in this “Quantitative and Qualitative Disclosures About Market Risk” discussion are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

During the three months ended March 31, 2005, the borrowings under our unsecured revolving credit facility increased from $186,000,000 to $246,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2005 of approximately $2,016,000.

Decreases in interest rates prior to early 2004 resulted in a decrease in interest expense related to our unsecured revolving credit facility; however, rates have been steadily increasing since the middle of 2004. Any future interest rate increases will increase the cost of borrowings on our unsecured revolving credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Acting Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Litigation

On October 5, 2004, we were served with a complaint for wrongful death in connection with a fire at the Greenwood Healthcare Center on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. Fourteen additional complaints have been filed by families of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters are in the process of being consolidated into one action and are in the early stages of discovery.

The Company is being defended in the matter by its commercial general liability carrier. The Company believes that it has substantial defenses to the claims and that it has adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is in the early stages, it is not possible to predict the ultimate outcome of these claims.

Item 5.	Other Information

On January 27, 2005, the board of directors granted a total of 73,041 shares of restricted stock to our executive officers. The allocation of those grants among our executive officers was as follows:

Douglas M. Pasquale – 31,847 shares

Mark L. Desmond – 9,234 shares

Donald D. Bradley – 9,234 shares

Steven J. Insoft – 3,463 shares

David M. Boitano – 6,210 shares

Other executives – 13,053 shares in the aggregate

Each award of restricted stock is scheduled to vest over a three-year period commencing on the date of grant of the award, subject to the award recipient’s continued employment through each respective vesting date. Mr. Desmond’s shares were forfeited upon his termination of employment on April 5, 2005.

Item 6.	Exhibits

Exhibit 10.1	Form of Restricted Stock Agreement with certain officers of the Company including David M. Boitano, Donald D. Bradley, Steven J. Insoft, Abdo H. Khoury, Douglas M. Pasquale, John J. Sheehan Jr. and David E. Snyder.

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2005	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ ABDO H. KHOURY
Abdo H. Khoury Senior Vice President and Acting Chief Financial Officer (Principal Financial Officer)