Form 10-Q
period 2005-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2005-08-03
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at July 31, 2005: 67,410,655

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

JUNE 30, 2005

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$210,041	$187,666
Buildings and improvements	1,868,341	1,665,290

	2,078,382	1,852,956
Less accumulated depreciation	(327,863)	(303,766)

	1,750,519	1,549,190
Mortgage loans receivable, net	78,082	75,453
Investment in unconsolidated joint venture	—	12,747

	1,828,601	1,637,390
Cash and cash equivalents	12,979	8,473
Receivables	7,252	7,470
Assets held for sale	4,443	3,050
Other assets	55,713	53,728

	$1,908,988	$1,710,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under unsecured revolving credit facility	$96,000	$186,000
Senior unsecured notes due 2006-2038	702,000	470,000
Notes and bonds payable	254,207	187,409
Accounts payable and accrued liabilities	53,996	50,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
Series A, 1,000,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, stated at liquidation preference of $100 per share	100,000	100,000
Series B, 1,064,500 shares issued and outstanding at June 30, 2005 and December 31, 2004, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; 67,409,107 and 66,805,959 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	6,741	6,681
Capital in excess of par value	879,620	868,091
Cumulative net income	842,118	808,775
Cumulative dividends	(1,132,144)	(1,074,171)

Total stockholders’ equity	802,785	815,826

	$1,908,988	$1,710,111

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenues:
Rental income	$52,507	$43,083	$100,804	$80,208
Interest and other income	2,475	3,231	4,970	6,408

	54,982	46,314	105,774	86,616
Expenses:
Interest and amortization of deferred financing costs	17,034	14,646	31,620	27,268
Depreciation and amortization	14,219	11,880	27,381	22,125
General and administrative	3,213	3,348	7,114	7,215
Impairment of assets	—	—	310	—

	34,466	29,874	66,425	56,608

Income before unconsolidated joint venture	20,516	16,440	39,349	30,008
Income (loss) from unconsolidated joint venture	(158)	518	689	930

Income from continuing operations	20,358	16,958	40,038	30,938

Discontinued operations
Gain (loss) on sale of facilities, net	—	(204)	33	(204)
Income (loss) from discontinued operations	(376)	618	(6,728)	1,194

	(376)	414	(6,695)	990

Net income	19,982	17,372	33,343	31,928
Preferred stock dividends	(3,981)	(1,919)	(7,963)	(3,839)

Income available to common stockholders	$16,001	$15,453	$25,380	$28,089

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.24	$0.23	$0.48	$0.41

Income (loss) from discontinued operations	$—	$—	$(0.10)	$0.02

Income available to common stockholders	$0.24	$0.23	$0.38	$0.43

Dividends paid per common share	$0.37	$0.37	$0.74	$0.74

Diluted weighted average common shares outstanding	67,336	66,561	67,183	65,679

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	2,065	$206,450	66,806	$6,681	$868,091	$808,775	$(1,074,171)	$815,826
Issuance of common stock	—	—	603	60	11,342	—	—	11,402
Stock option amortization	—	—	—	—	187	—	—	187
Net income	—	—	—	—	—	33,343	—	33,343
Preferred dividends	—	—	—	—	—	—	(7,963)	(7,963)
Common dividends	—	—	—	—	—	—	(50,010)	(50,010)

Balances at June 30, 2005	2,065	$206,450	67,409	$6,741	$879,620	$842,118	$(1,132,144)	$802,785

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$33,343	$31,928
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,381	22,125
Depreciation and amortization in discontinued operations	304	477
Gain on sale of facilities, net	(33)	204
Impairment of assets	8,062	—
Amortization of deferred financing costs	929	764
Mortgage loan discount accretion	—	(499)
Equity in earnings from unconsolidated joint venture	(565)	(743)
Cash distribution from unconsolidated joint venture	901	1,200
Changes in operating assets and liabilities:
Receivables	218	(2,088)
Other assets	2,009	(6,654)
Accounts payable and accrued liabilities	3,254	1,432

Net cash provided by operating activities	75,803	48,146

Cash flows from investing activities:
Investment in real estate	(156,038)	(231,364)
Disposition of real estate	2,126	146
Return of investment from unconsolidated joint venture	875	594
Investment in mortgage loans receivable	(3,250)	—
Principal payments on mortgage loans receivable	621	10,214

Net cash used in investing activities	(155,666)	(220,410)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	229,000	274,000
Repayment of borrowings under unsecured revolving credit facility	(319,000)	(161,000)
Issuance of common stock, net	11,403	140,307
Issuance of senior unsecured debt	250,000	—
Repayments of senior unsecured debt	(18,000)	(26,750)
Principal payments on notes and bonds payable	(3,708)	(1,356)
Dividends paid	(57,973)	(53,964)
Deferred financing costs	(7,353)	(16)

Net cash provided by financing activities	84,369	171,221

Increase (decrease) in cash and cash equivalents	4,506	(1,043)
Cash and cash equivalents, beginning of period	8,473	10,726

Cash and cash equivalents, end of period	$12,979	$9,683

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (REIT) specializing in investments in health care related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

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

At June 30, 2005, we had investments in 426 health care facilities located in 39 states, consisting of:

•	194 skilled nursing facilities;

•	216 assisted and independent living facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals; and

•	2 assets held for sale.

Our facilities are operated by 72 different operators, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation	16

• Beverly Enterprises, Inc.	20

• Emeritus Corporation	23

• Extendicare, Inc.	5

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

One operator of our facilities accounted for 10% or more of our revenues at June 30, 2005, as follows:

• Alterra Healthcare Corporation	16%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ending June 30, 2005 and 2004 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts and the accounts of our wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have historically deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new operators. Also, certain leases we entered into, primarily with regard to facilities returned to us by operators in bankruptcy, have had reduced or free rent in the early months of the lease or fixed increases in future years. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We received $652,000 of cash in excess of revenues recorded during the six months ended June 30, 2005 and received $231,000 of cash in excess of revenues recorded during the six months ended June 30, 2004. There was $8,900,000 at June 30, 2005 and $9,281,000 at December 31, 2004 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

Gain on sale of facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we have received an adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition for sales of real estate under SFAS No. 66 Accounting for Sales of Real Estate.

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

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate will not be recovered. This

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005 we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock options granted to be amortized as an expense over the vesting period of the options and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the market price on the date of grant and amortized as an expense over the vesting period of the stock grants. Net income includes stock-based compensation expense of $443,000 and $774,000 for the three-month and six-month periods ended June 30, 2005, respectively, and $78,000 and $150,000 for the three-month and six-month periods ended June 30, 2004, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $13,965,000 and $26,868,000 for the three months and six months ended June 30, 2005, respectively, and $11,576,000 and $21,574,000 for the three months and six months ended June 30, 2004, respectively. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities subject to an in-place lease. Accordingly, in certain instances, we may allocate a portion of purchase prices to in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

Impact of New Accounting Pronouncements

In December 2004, the FASB released SFAS No. 123R, which we adopted in 2005. In 1999 we adopted the original SFAS No. 123 and have recognized all stock-based compensation in our income statement since that time. The effect of this pronouncement on our financial statements was not material.

3. Real Estate Properties

As of June 30, 2005, we had direct ownership of 180 skilled nursing facilities, 215 assisted and independent living facilities, six continuing care retirement communities and seven specialty hospitals. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 82% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

well as grouped lease renewals and grouped purchase options. Leases covering 338 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

During the six months ended June 30, 2005, we acquired 14 skilled nursing facilities and 50 assisted and independent living facilities in seven separate transactions for an aggregate investment of $204,504,000, including the assumption of $70,506,000 of mortgage financing. These amounts include our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture. For more information about this transaction, see Note 5. In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement Corporation. We also funded $5,245,000 in earnouts, expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2005, we have committed to fund additional expansions, construction and capital improvements of approximately $20,000,000.

During the six-month period ended June 30, 2005, we sold one skilled nursing facility for net cash proceeds of $2,126,000. This sale resulted in a gain of $33,000 that is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

As of June 30, 2005, we held 12 mortgage loans receivable secured by 14 skilled nursing facilities, one assisted living facility and one continuing care retirement community. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of June 30, 2005, the mortgage loans receivable had a net book value of $78,082,000 with individual outstanding balances ranging from $111,000 to $10,563,000 and maturities ranging from 2005 to 2031.

During the six months ended June 30, 2005, we funded one mortgage loan secured by one skilled nursing facility in the amount of $3,250,000.

5. Investment in Unconsolidated Joint Venture

On May 3, 2005, we acquired JER’s 75% interest in our joint venture, JER/NHP Senior Housing, LLC, for approximately $121,000,000. As part of this transaction, we assumed the secured debt the joint venture had in place of approximately $60,000,000, approximately $45,000,000 of which represented JER’s share, resulting in a payment to JER Senior Housing, LLC of approximately $75,000,000, net of other costs and fees related to buying out their interest of approximately $1,000,000. As a result of this acquisition, we now own 100% of the 46 assisted living facilities in 12 states that are leased to Alterra Healthcare Corporation under two cross-defaulted master leases with initial terms expiring in 2020. From the transaction date forward, the operations of JER/NHP Senior Housing, LLC have been consolidated with our existing operations.

During the six months ended June 30, 2005, prior to our acquisition of JER’s interest, the joint venture sold one facility for net cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to May 3, 2005, in addition to our 25% share of the income from the joint venture, we received a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $31,000 and $124,000 during the three months and six months ended June 30, 2005, respectively, and were $93,000 and $187,000 during the three months and six months ended June 30, 2004, respectively.

The income statement for the joint venture below presents its results of operations for the three-month and six-month periods ended June 30, 2005, and three-month and six-month periods ended June 30, 2004 in thousands. The activity in the second quarter represents only the activity for the month of April as the operations were 100% owned by us and therefore consolidated beginning in May. Included in interest and amortization of deferred financing costs is a $595,000 prepayment fee and the write-off of $751,000 of deferred financing costs related to the prepayment/refinancing of approximately $59,500,000 of secured debt held by the joint venture prior to our acquisition that was refinanced with a five year term loan at 5.56% subsequent to our acquisition.

INCOME STATEMENT

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental income	$1,227	$3,726	$4,908	$7,453
Expenses:
Interest and amortization of deferred financing costs	1,722	1,094	2,819	2,299
Depreciation and amortization	240	739	979	1,478
General and administrative	26	193	195	426

	1,988	2,026	3,993	4,203

Income from continuing operations	(761)	1,700	915	3,250
Discontinued operations
Gain (loss) on sale	—	—	1,320	(307)
Income from discontinued operations	—	—	20	29

	—	—	1,340	(278)

Net income (loss)	$(761)	$1,700	$2,255	$2,972

6. Assets Held for Sale

During the six months ended June 30, 2005, we transferred two buildings to assets held for sale and we reclassified a land parcel valued at $752,000 from assets held for sale to investment in land. A skilled nursing facility is to be constructed on the site, and we will acquire that facility upon completion. In addition, we recognized an impairment of $893,000 on one of the two facilities transferred to assets held for sale, recorded an impairment on the other during the first quarter, $6,709,000 of which is now reported in discontinued operations and recorded an impairment of $150,000 related to one land parcel to write it down to its estimated fair value less costs to sell based on an offer received.

During the six months ended June 30, 2004, we sold one asset held for sale resulting in a loss of $204,000.

At June 30, 2005 two buildings and two land parcels remained in assets held for sale. At December 31, 2004 three land parcels remained in assets held for sale.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Unsecured Revolving Credit Facility

At June 30, 2005, we had $96,000,000 outstanding on our $400,000,000 unsecured credit agreement with several banks that matures on April 15, 2007, which we may extend for an additional year. At our option, borrowings under the agreement bear interest at prime (6.25% at June 30, 2005) or LIBOR plus 1.075% (4.45% at June 30, 2005). We pay a facility fee of 0.3% per annum on the total commitment under the agreement.

8. Senior Unsecured Notes

On May 18, 2005, we issued $250,000,000 of senior notes due May 20, 2015 at a fixed rate of 6.0% resulting in net proceeds of approximately $243,000,000. The proceeds were used primarily for the repayment of amounts outstanding under our revolving credit facility.

9. Common Stock

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2005 was 2%. During the six months ended June 30, 2005, we issued approximately 406,000 shares of common stock resulting in net proceeds of $8,683,000.

10. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes 138,000 of stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2005, and 417,000 of stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2004. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three Months Ended June 30,
	2005		2004
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$20,358		$16,958
Less: preferred stock dividends	(3,981)		(1,919)

Amounts used to calculate Basic EPS	16,377	67,201	15,039	66,481
Effect of dilutive securities:
Stock options	—	135	—	80

Amounts used to calculate Diluted EPS	$16,377	67,336	$15,039	66,561

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six Months Ended June 30,
	2005		2004
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$40,038		$30,938
Less: preferred stock dividends	(7,963)		(3,839)

Amounts used to calculate Basic EPS	32,075	67,068	27,099	65,583
Effect of dilutive securities:
Stock options	—	115	—	96

Amounts used to calculate Diluted EPS	$32,075	67,183	$27,099	65,679

11. Impairment of Assets

During the six months ended June 30, 2005, we recognized impairment of assets charges of $893,000 related to one skilled nursing facility and $7,019,000 related to one facility that will no longer be operated as a skilled nursing facility, which includes the write-down of the facility to its estimated fair value less costs to sell, a reserve against a receivable from the operator of the facility and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less costs to sell. There were no asset impairments during the six months ended June 30, 2004.

12. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The service cost for the plan was $54,000 for the six months ended June 30, 2005 and was $42,000 for the six months ended June 30, 2004. The interest cost for the plan was $35,000 for the six months ended June 30, 2005 and $36,000 for the six months ended June 30, 2004. We made $50,000 of contributions to the plan for the six months ended June 30, 2005 and 2004 and expect to make $50,000 of contributions during the remainder of 2005.

13. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 11 for more detail regarding the facilities sold and classified as held for sale during 2005. The following table details the amounts reclassified to discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Rental income	$531	$890	$1,249	$1,777

Depreciation and amortization	120	235	304	477
General and administrative	(106)	37	(79)	106
Impairment of assets	893	—	7,752	—

	907	272	7,977	583

Income (loss) from discontinued operations	$(376)	$618	$(6,728)	$1,194

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Litigation

On October 5, 2004, we were served with a complaint for wrongful death in connection with a fire at the Greenwood Healthcare Center on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. Approximately fourteen additional complaints have been filed by families of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in the early stages of discovery and pleading.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have had free rent for the first three to six months and certain leases we entered into, primarily with regard to facilities returned to us by operators in bankruptcy have had reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current operator, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We received $652,000 of cash in excess of revenues recorded during the six months ended June 30, 2005 and received $231,000 of cash in excess of revenues recorded during the six months ended June 30, 2004. There is $8,900,000 at June 30, 2005 and $9,281,000 at December 31, 2004 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the six months ended June 30, 2005, we recognized impairment of assets charges of $8,062,000, $893,000 of which related to one skilled nursing facility and $7,019,000 related to one facility that will no longer be operated as a skilled nursing facility, which includes the write-down of the facility to its estimated fair value less costs to sell, a reserve against a receivable from the operator of the facility and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less costs to sell.

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

Impact of New Accounting Pronouncements

In December 2004, the FASB released SFAS No. 123 (revised 2004) Share-Based Payment. In 2005 we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). In 1999 we adopted the original SFAS No. 123 Accounting for Stock-Based Compensation and have recognized all stock-based compensation in our income statement since that time. The effect of this pronouncement on our financial statements was not material.

Operating Results

Six-Month Period Ended June 30, 2005 vs. Six-Month Period Ended June 30, 2004

Rental income increased $20,596,000, or 26%, over the same period in 2004. The increase was primarily due to rental income from 63 facilities acquired in 2005, 12 facilities acquired during the last two quarters of 2004 and rent increases at existing facilities. Interest and other income decreased $1,438,000, or 22%, over the same period in 2004. The decrease was due to the payoff of ten mortgage loans during 2004, partially offset by one new mortgage loan receivable funded during 2005.

Interest and amortization of deferred financing costs increased $4,352,000, or 16%, over the same period in 2004. The increase was primarily due to the assumption of $70,506,000 of secured debt during the first half of 2005 and $66,725,000 during 2004, an increase in the interest rates on our floating rate debt, an increase in the average balance on our unsecured revolving credit facility and interest on the $250,000,000 of senior notes issued in May 2005, partially offset by the repayment of $44,000,000 of senior notes during third quarter 2004 and $18,000,000 of senior notes during first quarter 2005. During the six months ended June 30, 2005, we recognized an impairment of assets charge of $310,000 in continuing operations. The impairment related to a receivable from the operator of a facility that was impaired for an additional $6,709,000 in 2005, which portion is now reported in discontinued operations because we transferred the building to assets held for sale.

Prior to our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture, income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The decrease of $241,000, or 26%, from the same period in 2004 is due to the recognition of only four months of income in 2005 prior to our acquisition and the recognition of our share, equal to $330,000, of a gain on the sale of one of the joint venture’s facilities of $1,320,000 partially offset by charges related to the refinance of the joint venture’s debt, consisting of the write off of deferred finance charges, our share of which was $188,000, and a prepayment fee, our share of which was $149,000 compared to six months of income in 2004. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the formerly unconsolidated joint venture.

Discontinued operations decreased $7,685,000, or 776%, versus the same period in 2004. The loss for the six months ended June 30, 2005 is comprised of an impairment charge of $7,752,000 and depreciation of $304,000, partially offset by rent revenue of $1,249,000, other income of $79,000 and gain on sale of $33,000. The income for the six months ended June 30, 2004 is comprised of $1,777,000 of rental income partially offset by $477,000 of depreciation and amortization, a loss on sale of $204,000 and $106,000 of general and administrative expenses. The difference in the composition of the loss from discontinued operations was primarily caused by the impairments in 2005 and the fact that the facilities sold in 2004 had income in 2004, but do not have income in 2005, while the assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

Three-Month Period Ended June 30, 2005 vs. Three-Month Period Ended June 30, 2004

Rental income increased $9,424,000, or 22%, over the same period in 2004. The increase was primarily due to rental income from 63 facilities acquired in 2005, 12 facilities acquired during the last two quarters of 2004 and rent increases at existing facilities. Interest and other income decreased $756,000, or 23%, over the same period in 2004. The decrease was due to the payoff of ten mortgage loans during 2004.

Interest and amortization of deferred financing costs increased $2,388,000, or 16%, over the same period in 2004. The increase was primarily due to the assumption of $70,506,000 of secured debt during 2005 and $66,725,000 during 2004, an increase in the interest rates on our floating rate debt, an increase in the average balance on our unsecured revolving credit facility and interest on the $250,000,000 of senior notes issued in May 2005, partially offset by the repayment of $44,000,000 of senior notes during third quarter 2004 and $18,000,000 of senior notes during first quarter 2005. General and administrative expenses decreased $135,000, or 4%, over the same period in 2004. The decrease was primarily due to a $745,000 charge related to the lease-up of a restructured skilled nursing facility in 2004, partially offset by the amortization of restricted stock grants and increases in other general corporate expenses.

Prior to our acquisition of JER’s 75% interest in our joint venture, income from unconsolidated joint venture represented our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The decrease of $676,000, or 131%, from the same period in 2004 is due to the recognition of only one month of income in 2005 prior to our acquisition, partially offset by charges related to the refinance of the joint venture’s debt, consisting of the write off of deferred finance charges, our share of which was $188,000, and a prepayment fee, our share of which was $149,000, partially offset by increases in revenues from the joint venture owned facilities. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the formerly unconsolidated joint venture.

Discontinued operations decreased $790,000, or 191%, over the same period in 2004. The loss for the three months ended June 30, 2005 is comprised of an impairment charge of $893,000 and depreciation of $120,000, partially offset by rent revenue of $531,000 and other income of $106,000. The income for the three months ended June 30, 2004 is comprised of $890,000 of rental income partially offset by $235,000 of depreciation and amortization, a loss on sale of $204,000, and $37,000 of general and administrative expenses. The difference in the composition of the loss from discontinued operations was primarily caused by the impairments in 2005 and the fact that the facilities sold in 2004 had income in 2004, but do not have income in 2005, while the assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have leases covering six facilities expiring in 2005. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. We believe our tenants may exercise purchase options on assets totaling between $50,000,000 to $90,000,000 during 2005. However, we do not have any control over whether our tenants will choose to exercise any available purchase options. Additional investments in healthcare facilities would increase rental and/or interest income. At this time we expect to make additional acquisitions during 2005, although the quantity and timing of any such acquisitions cannot be accurately forecast. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture was established to invest up to $130,000,000, of which over $127,000,000 was invested in healthcare facilities similar to those already owned by us. The financial statements of the joint venture were not consolidated with our financial statements and our investment was accounted for using the equity method.

On May 3, 2005, we acquired JER’s 75% interest in our joint venture, JER/NHP Senior Housing, LLC, for approximately $121,000,000. As part of this transaction, we assumed the secured debt the joint venture had in place of approximately $60,000,000, approximately $45,000,000 of which represented JER’s share, resulting in a payment to JER Senior Housing, LLC of approximately $75,000,000, net of other costs and fees related to buying out their interest of approximately $1,000,000. As a result of this acquisition, we now own 100% of the 46 assisted living facilities in 12 states that are leased to Alterra Healthcare Corporation under two cross-defaulted master leases with initial terms expiring in 2020. From the transaction date forward, the operations of JER/NHP Senior Housing, LLC have been consolidated with our other operations.

During the six months ended June 30, 2005, prior to our acquisition of JER’s interest, the joint venture sold one facility for cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $27,657,000, or 57%, over the same period in 2004. This was primarily due to increased income prior to non-cash impairment charges and changes in the balances of operating assets and liabilities. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the six months ended June 30, 2005, we acquired 14 skilled nursing facilities and 50 assisted and independent living facilities in seven separate transactions for an aggregate investment of $204,504,000, including the assumption of $70,506,000 of mortgage financing. In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement Corporation. We also funded $5,245,000 in earnouts, expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, earnouts, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At June 30, 2005, we had committed to fund additional expansions, construction and capital improvements of approximately $20,000,000.

During the six months ended June 30, 2005, we funded one mortgage loan secured by one skilled nursing facility in the amount of $3,250,000.

Financing Activities

During the six-month period ended June 30, 2005, we issued $250,000,000 of 6.0% fixed rate notes that will mature on May 20, 2015 and bear interest from May 18, 2005 that resulted in net proceeds of approximately $243,000,000.

As part of the joint venture acquisition, we assumed secured debt of approximately $60,000,000 with a floating rate equal to LIBOR plus 4.0%, of which approximately $45,000,000 represented JER’s share. This debt was subsequently refinanced with a five year term loan at a fixed rate of 5.56%. In addition, we repaid $18,000,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 8.7%. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand.

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

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2005 is 2%. During the six months ended June 30, 2005, we issued approximately 406,000 shares of common stock resulting in net proceeds of $8,683,000 that were primarily used to repay borrowings on our unsecured revolving credit facility and for other general corporate purposes.

At June 30, 2005, we had $304,000,000 available under our $400,000,000 unsecured revolving credit facility that expires on April 15, 2007.

At June 30, 2005, we had shelf registration statements on file with the Securities and Exchange Commission under which we may issue (a) up to $66,000,000 in aggregate principal amount of medium-term notes and (b) up to approximately $246,068,000 of securities including debt, convertible debt, common and preferred stock. In addition, at June 30, 2005, we had approximately 4,087,000 shares available for issuance under our dividend reinvestment and stock purchase plan.

Financing for future investments and for the repayment at or prior to maturity of the obligations and commitments noted above may be provided by borrowings under our unsecured revolving credit facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statements discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

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

Off-Balance Sheet Arrangements

Subsequent to our acquisition of JER’s interest in our joint venture we did not utilize any other off-balance sheet financing arrangements or have any unconsolidated subsidiaries.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

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

We provide mortgage loans to operators of healthcare facilities as part of our normal operations. The majority of the loans have fixed rates. Four of our mortgage loans have adjustable rates; however, the rates adjust only once or twice over the term of the loans and the minimum adjusted rates are equal to the then current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes.

We utilize debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate unsecured revolving credit facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

During the six months ended June 30, 2005, the borrowings under our unsecured revolving credit facility decreased from $186,000,000 to $96,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2005 of approximately $597,000.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial & Portfolio Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial & Portfolio Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 5, 2004, we were served with a complaint for wrongful death in connection with a fire at the Greenwood Healthcare Center on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. Approximately fourteen additional complaints have been filed by families of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in the early stages of discovery and pleading.

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

The Annual Meeting of Stockholders was held on April 27, 2005 (“Annual Meeting”). At the Annual Meeting, R. Bruce Andrews and Charles D. Miller were elected as directors to serve for a three-year term until the 2008 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are David R. Banks, William K. Doyle, Douglas M. Pasquale, Robert D. Paulson, Keith P. Russell and Jack D. Samuelson. Also, the proposal to approve the Company’s 2005 Performance Stock Plan was approved by the stockholders of the Company.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Abstentions and Broker Non-votes
Election of R. Bruce Andrews	63,267,967	358,763
Election of Charles D. Miller	63,197,675	429,055

Proposal to approve the Company’s 2005 Performance Incentive Plan	44,107,333	3,683,244	281,508

Item 6.	Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2005	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ ABDO H. KHOURY
Abdo H. Khoury Senior Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer)