Form 10-Q
period 2005-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2005-10-31
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of registrant’s common stock, $0.10 par value, outstanding at October 24, 2005: 67,559,087

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

SEPTEMBER 30, 2005

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$209,739	$187,666
Buildings and improvements	1,857,538	1,665,290

	2,067,277	1,852,956
Less accumulated depreciation	(338,399)	(303,766)

	1,728,878	1,549,190
Mortgage loans receivable, net	87,507	75,453
Investment in unconsolidated joint venture	—	12,747

	1,816,385	1,637,390
Cash and cash equivalents	12,723	8,473
Receivables	5,055	7,470
Assets held for sale	17,190	3,050
Other assets	54,191	53,728

	$1,905,544	$1,710,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under unsecured revolving credit facility	$257,000	$186,000
Senior unsecured notes due 2006-2038	570,225	470,000
Notes and bonds payable	238,732	187,409
Accounts payable and accrued liabilities	59,627	50,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
Series A, 900,485 and 1,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, stated at liquidation preference of $100 per share	90,049	100,000
Series B, Convertible, 1,064,500 shares issued and outstanding at September 30, 2005 and December 31, 2004, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; 67,559,087 and 66,805,959 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	6,756	6,681
Capital in excess of par value	882,951	868,091
Cumulative net income	854,833	808,775
Cumulative dividends	(1,161,079)	(1,074,171)

Total stockholders’ equity	779,960	815,826

	$1,905,544	$1,710,111

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Revenues:
Rental income	$54,336	$44,505	$154,150	$123,751
Interest and other income	2,499	3,033	7,469	9,441

	56,835	47,538	161,619	133,192
Expenses:
Interest and amortization of deferred financing costs	17,886	14,239	49,506	41,507
Depreciation and amortization	14,674	12,181	41,808	34,059
General and administrative	3,428	2,825	10,542	10,040
Impairment of assets	—	—	310	—
Loss on extinguishment of debt	8,565	—	8,565	—

	44,553	29,245	110,731	85,606

Income before unconsolidated joint venture	12,282	18,293	50,888	47,586
Income from unconsolidated joint venture	—	538	689	1,468

Income from continuing operations	12,282	18,831	51,577	49,054

Discontinued operations
Gain on sale of facilities, net	54	2,208	87	2,004
Income (loss) from discontinued operations	379	908	(5,606)	2,817

	433	3,116	(5,519)	4,821

Net income	12,715	21,947	46,058	53,875
Preferred stock dividends	(3,868)	(3,981)	(11,831)	(7,820)
Preferred stock redemption charges	(795)	—	(795)	—

Income available to common stockholders	$8,052	$17,966	$33,432	$46,055

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.11	$0.22	$0.58	$0.63

Income (loss) from discontinued operations	$0.01	$0.05	$(0.08)	$0.07

Income available to common stockholders	$0.12	$0.27	$0.50	$0.70

Dividends paid per common share	$0.37	$0.37	$1.11	$1.11

Diluted weighted average common shares outstanding	67,623	66,628	67,339	65,997

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	2,065	$206,450	66,806	$6,681	$868,091	$808,775	$(1,074,171)	$815,826
Repurchase of preferred stock	(100)	(9,951)	—	—	(795)	—	—	(10,746)
Issuance of common stock	—	—	753	75	15,377	—	—	15,452
Stock option amortization	—	—	—	—	278	—	—	278
Net income	—	—	—	—	—	46,058	—	46,058
Preferred dividends	—	—	—	—	—	—	(11,831)	(11,831)
Common dividends	—	—	—	—	—	—	(75,077)	(75,077)

Balances at September 30, 2005	1,965	$196,499	67,559	$6,756	$882,951	$854,833	$(1,161,079)	$779,960

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income	$46,058	$53,875
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,808	35,053
Depreciation and amortization in discontinued operations	675	67
Gain on sale of facilities, net	(87)	(2,004)
Impairment of assets	8,062	—
Amortization of deferred financing costs	1,489	1,237
Mortgage loan discount accretion	—	(519)
Equity in earnings from unconsolidated joint venture	(565)	(1,187)
Cash distribution from unconsolidated joint venture	901	1,890
Changes in operating assets and liabilities:
Receivables	2,414	(1,939)
Other assets	3,252	(6,822)
Accounts payable and accrued liabilities	8,973	8,131

Net cash provided by operating activities	112,980	87,782

Cash flows from investing activities:
Investment in real estate	(162,894)	(298,245)
Disposition of real estate	3,366	5,503
Return of investment from unconsolidated joint venture	875	594
Investment in mortgage loans receivable	(12,887)	—
Principal payments on mortgage loans receivable	833	10,466

Net cash used in investing activities	(170,707)	(281,682)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	428,000	422,000
Repayment of borrowings under unsecured revolving credit facility	(357,000)	(314,000)
Issuance of common stock, net	15,452	142,803
Issuance of preferred stock, net	—	102,987
Issuance of senior unsecured debt	250,000	—
Repurchase of preferred stock	(10,746)	—
Repayments of senior unsecured debt	(149,775)	(70,750)
Principal payments on notes and bonds payable	(19,183)	(9,737)
Dividends paid	(86,908)	(82,692)
Deferred financing costs	(7,863)	(16)

Net cash provided by financing activities	61,977	190,595

Increase (decrease) in cash and cash equivalents	4,250	(3,305)
Cash and cash equivalents, beginning of period	8,473	10,726

Cash and cash equivalents, end of period	$12,723	$7,421

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (REIT) specializing in investments in health care related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant. In addition, but intentionally to a much lesser extent because we view the risks of this activity to be greater, from time to time we extend mortgage loans and other financing to tenants. Currently, about 96% of our revenues are derived from our leases, with the remaining 4% from our mortgage loans and other financing.

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

At September 30, 2005, we had investments in 428 health care facilities located in 39 states, consisting of:

•	194 skilled nursing facilities;

•	215 assisted and independent living facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals; and

•	5 assets held for sale.

Our facilities are operated by 75 different tenants, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation	16

• Beverly Enterprises, Inc.	20

• Emeritus Corporation	23

• Extendicare, Inc.	5

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One tenant of our facilities accounted for 10% or more of our revenues at September 30, 2005, as follows:

• Alterra Healthcare Corporation	16%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2005 and 2004 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ending September 30, 2005 and 2004 are not necessarily indicative of the results for a full year.

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

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent, included in the caption “Rental income,” and additional interest, included in the caption “Interest and other income,” are generally computed as a percentage of facility net revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon facility net patient revenues in excess of base amounts are structured as quarterly calculations so that all contingencies for revenue recognition have been resolved at each of our quarterly reporting dates.

We have on occasion deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new tenants. Also, certain leases we entered into, primarily with regard to facilities returned to us by tenants in bankruptcy, have had reduced or free rent in the early months of the lease or fixed increases in future years. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We received $895,000 of cash in excess of revenues recorded during the nine months ended September 30, 2005 and received $406,000 of cash in excess of revenues recorded during the nine months ended September 30, 2004. There was $8,709,000 at September 30, 2005 and $9,281,000 at December 31, 2004 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” in the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset.

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005 we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock options granted to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income includes stock-based compensation expense of $443,000 and $1,217,000 for the three-month and nine-month periods ended September 30, 2005, respectively, and $78,000 and $228,000 for the three-month and nine-month periods ended September 30, 2004, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $14,407,000 and $41,028,000 for the three months and nine months ended September 30, 2005, respectively, and $11,765,000 and $33,092,000 for the three months and nine months ended September 30, 2004, respectively. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities subject to an in-place lease. Accordingly, in those instances, we may allocate a portion of purchase prices to the value of in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

3. Real Estate Properties

As of September 30, 2005, we had direct ownership of 179 skilled nursing facilities, 214 assisted and independent living facilities, six continuing care retirement communities and seven specialty hospitals. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 83% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 334 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended September 30, 2005, we acquired 14 skilled nursing facilities and 50 assisted and independent living facilities in eight separate transactions for an aggregate investment of $208,732,000, including the assumption of $70,506,000 of mortgage financing. These amounts include our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture. For more information about this transaction, see Note 5. In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement Corporation. We also funded $7,871,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2005, we have committed to fund additional expansions, construction and capital improvements of approximately $23,000,000.

During the nine-month period ended September 30, 2005, we sold one skilled nursing facility for net cash proceeds of $2,126,000. This sale resulted in a gain of $33,000 that is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

As of September 30, 2005, we held 13 mortgage loans receivable secured by 15 skilled nursing facilities, one assisted living facility and one continuing care retirement community. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of September 30, 2005, the mortgage loans receivable had a net book value of $87,507,000 with individual outstanding balances ranging from $56,000 to $10,769,000 and maturities ranging from 2005 to 2024.

During the nine months ended September 30, 2005, we funded two mortgage loans secured by two skilled nursing facilities totaling $12,645,000.

5. Investment in Unconsolidated Joint Venture

On May 3, 2005, we acquired JER’s 75% interest in our joint venture, JER/NHP Senior Housing, LLC, for approximately $121,000,000. As part of this transaction, we assumed the secured debt the joint venture had in place of approximately $60,000,000, approximately $45,000,000 of which represented JER’s share, resulting in a payment to JER of approximately $75,000,000, net of other costs and fees related to buying out their interest of approximately $1,000,000. As a result of this acquisition, we now own 100% of the 46 assisted living facilities in 12 states that are leased to Alterra Healthcare Corporation under two cross-defaulted master leases with initial terms expiring in 2020. From the transaction date forward, the operations of JER/NHP Senior Housing, LLC have been consolidated with our existing operations.

During the nine months ended September 30, 2005, prior to our acquisition of JER’s interest, the joint venture sold one facility for net cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

Prior to May 3, 2005, in addition to our 25% share of the income from the joint venture, we received a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $-0- and $123,000 during the three months and nine months ended September 30, 2005, respectively, and were $93,000 and $280,000 during the three months and nine months ended September 30, 2004, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income statement for the joint venture below presents its results of operations for the three-month and nine-month periods ended September 30, 2005, and three-month and nine-month periods ended September 30, 2004 in thousands. There is no activity in the third quarter, and the nine-month period ended September 30, 2005 represents only the activity from January 2005 through April 2005, as the operations were 100% owned by us beginning in May 2005 and therefore consolidated. Included in interest and amortization of deferred financing costs for the nine months ended September 30, 2005 is a $595,000 prepayment fee and the write-off of $751,000 of deferred financing costs related to the prepayment/refinancing of approximately $59,500,000 of secured debt held by the joint venture prior to our acquisition that was refinanced with a five year term loan at 5.56% subsequent to our acquisition.

INCOME STATEMENT

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Rental income	$—	$3,726	$4,908	$11,179
Expenses:
Interest and amortization of deferred financing costs	—	1,022	2,819	3,321
Depreciation and amortization	—	750	979	2,228
General and administrative	—	175	195	601

	—	1,947	3,993	6,150

Income from continuing operations	—	1,779	915	5,029
Discontinued operations
Gain (loss) on sale	—	—	1,320	(307)
Income from discontinued operations	—	—	20	29

	—	—	1,340	(278)

Net income	$—	$1,779	$2,255	$4,751

6. Assets Held for Sale

During the nine months ended September 30, 2005, we transferred five buildings to assets held for sale. We also sold one land parcel that was held for sale for $1,204,000 resulting in a gain of $54,000. In addition, we recognized an impairment during the second quarter of $893,000 on one of the two facilities transferred to assets held for sale. We recorded an impairment on the other during the first quarter, $6,709,000 of which is now reported in discontinued operations. We also recorded an impairment of $150,000 related to one land parcel to write it down to its estimated fair value less costs to sell based on an offer received.

During the nine-month period ending September 30, 2005, we reclassified a land parcel valued at $752,000 from assets held for sale to investment in land and a skilled nursing facility is to be constructed on the site. We anticipate acquiring the facility for $5,285,000 upon completion.

During the nine months ended September 30, 2004, we sold one asset held for sale resulting in a loss of $204,000.

At September 30, 2005 five buildings and one land parcel remained in assets held for sale. Three of the five buildings were sold in October 2005 pursuant to purchase options in the leases resulting in gross proceeds of $17,800,000 and a gain of approximately $3,800,000 which will be recorded in the quarter ending December 31, 2005. At December 31, 2004 three land parcels remained in assets held for sale.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Unsecured Revolving Credit Facility

At September 30, 2005, we had $257,000,000 outstanding on our $400,000,000 unsecured credit agreement with several banks that was to mature on April 15, 2007. At our option, borrowings under the agreement bore interest at prime (6.75% at September 30, 2005) or LIBOR plus 1.075% (4.95% at September 30, 2005). We paid a facility fee of 0.3% per annum on the total commitment under the agreement.

On October 20, 2005 we replaced our existing $400,000,000 credit facility with a new $700,000,000 credit facility, comprised of a $600,000,000 revolving facility with a three year term and an option on our part to extend for one year and a $100,000,000 five year term loan. At our option, borrowings under the agreement bear interest at prime (6.75% at September 30, 2005) or LIBOR plus 0.90% (4.77% at September 30, 2005). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 and the term loan matures October 20, 2010. The financial covenants are detailed below.

Covenant	Requirement
Minimum net asset value (cap rate is 10.25%, previously 10.50%)	$820,000,000
Maximum total indebtedness to capitalization value	60%
Minimum fixed charge ratio	1.75
Maximum secured indebtedness ratio	30%
Minimum unsecured interest coverage ratio	2.00
Maximum unencumbered asset value ratio	60%

The minimum interest coverage ratio, the maximum floating rate debt covenant and the minimum rent/mortgage interest coverage ratio were removed from the prior agreement.

8. Senior Unsecured Notes

On May 18, 2005, we issued $250,000,000 of senior notes due May 20, 2015 at a fixed rate of 6.0% resulting in net proceeds of approximately $243,000,000. The proceeds were used primarily for the repayment of amounts outstanding under our revolving credit facility.

We repurchased $131,775,000 of our senior unsecured notes in August 2005 with interest rates ranging from 7.06% to 9.75% and maturities ranging from November 2006 to March 2009. The repurchase resulted in a loss on extinguishment of debt of $8,565,000.

9. Preferred Stock

During August 2005 we repurchased 99,515 shares of our 7.677% Series A Cumulative Preferred Step-Up REIT Securities that pay dividends at a rate of 7.677% through September 2012 and at a rate of 9.677% thereafter. The amount paid to repurchase the shares was $10,473,000 plus accrued dividends. The repurchase resulted in a charge of $795,000, $274,000 of which represents the original issue discount on these shares.

10. Common Stock

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2005 was 2%. During the nine months ended September 30, 2005, we issued approximately 556,000 shares of common stock resulting in net proceeds of $12,105,000.

11. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes the Series B Convertible Preferred stock which is not dilutive for any period presented and 74,000 of stock options with option prices that would not be dilutive for the three months and nine months ended September 30, 2005, and 307,000 of stock options with option prices that would not be dilutive for the three months and nine months ended September 30, 2004. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three Months Ended September 30,
	2005		2004
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$12,282		$18,831
Less: preferred stock dividends	(3,868)		(3,981)
Preferred stock redemption charges	(795)

Amounts used to calculate Basic EPS	7,619	67,457	14,850	66,532
Effect of dilutive securities:
Stock options	—	166	—	96

Amounts used to calculate Diluted EPS	$7,619	67,623	$14,850	66,628

	Nine Months Ended September 30,
	2005		2004
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$51,577		$49,054
Less: preferred stock dividends	(11,831)		(7,820)
Preferred stock redemption charges	(795)

Amounts used to calculate Basic EPS	38,951	67,199	41,234	65,901
Effect of dilutive securities:
Stock options	—	140	—	96

Amounts used to calculate Diluted EPS	$38,951	67,339	$41,234	65,997

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Impairment of Assets

During the nine months ended September 30, 2005, we recognized impairment of assets charges of $893,000 related to one skilled nursing facility and $7,019,000 related to one facility that will no longer be operated as a skilled nursing facility, which includes the write-down of the facility to its estimated fair value less costs to sell, a reserve against a receivable from the tenant of the facility and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel included in assets held for sale to write it down to its estimated fair value less costs to sell. There were no asset impairments during the nine months ended September 30, 2004.

13. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The service cost for the plan was $82,000 for the nine months ended September 30, 2005 and was $64,000 for the nine months ended September 30, 2004. The interest cost for the plan was $52,000 for the nine months ended September 30, 2005 and $54,000 for the nine months ended September 30, 2004. We made $75,000 of contributions to the plan for the nine months ended September 30, 2005 and 2004 and expect to make a $25,000 contribution during the fourth quarter of 2005.

14. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 11 for more detail regarding the facilities sold and classified as held for sale during 2005. The following table details the amounts reclassified to discontinued operations (excluding gains and losses on sale) for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)		(In thousands)
Rental income	$564	$1,295	$2,803	$4,034

Depreciation and amortization	124	337	675	1,061
General and administrative	61	50	(18)	156
Impairment of assets	—	—	7,752	—

	185	387	8,409	1,217

Income (loss) from discontinued operations	$379	$908	$(5,606)	$2,817

15. Litigation

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

16. Subsequent Events

On October 6, 2005, we announced that we have entered into a definitive agreement to acquire from, and triple-net master leaseback to, Senior Residential Care and Wingate Healthcare 13 skilled nursing facilities and one assisted living facility in Massachusetts and New York for approximately $171 million. The transaction is expected to close in December 2005 subject to customary closing conditions and lender approvals, including completion by HUD of its processing of the assumption by NHP of about $100 million of secured debt at a 7% blended rate. Of this, we currently intend to prepay without penalty $43 million in 2006 and $26 million in 2007.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have had free rent for the first three to six months and certain leases we entered into, primarily with regard to facilities returned to us by tenants in bankruptcy have had reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We received $895,000 of cash in excess of revenues recorded during the nine months ended September 30, 2005 and received $406,000 of cash in excess of revenues recorded during the nine months ended September 30, 2004. There is $8,709,000 at September 30, 2005 and $9,281,000 at December 31, 2004 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the nine months ended September 30, 2005, we recognized impairment of assets charges of $8,062,000, $893,000 of which related to one skilled nursing facility and $7,019,000 related to one facility that will no longer be operated as a skilled nursing facility, which includes the write-down of the facility to its estimated fair value less costs to sell, a reserve against a receivable from the tenant of the facility and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less costs to sell.

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

Operating Results

Nine-Month Period Ended September 30, 2005 vs. Nine-Month Period Ended September 30, 2004

Rental income increased $30,399,000, or 25%, over the same period in 2004. The increase was primarily due to rental income from 64 facilities acquired in 2005, 46 facilities acquired during 2004 and rent increases at existing facilities. Interest and other income decreased $1,972,000, or 21%, over the same period in 2004. The decrease was due to the payoff of ten mortgage loans during 2004, partially offset by one new mortgage loan receivable funded during 2005. A second new mortgage loan was funded on September 30, 2005 and did not generate any interest for the period.

Interest and amortization of deferred financing costs increased $7,999,000, or 19%, over the same period in 2004. The increase was primarily due to interest on the $250,000,000 of senior notes issued in May 2005, the assumption of $70,506,000 of secured debt during the first half of 2005 and $66,725,000 during 2004, an increase in the interest rates on our floating rate debt and an increase in the average balance on our unsecured revolving credit facility, partially offset by the repurchase of $131,775,000 of senior notes during third quarter 2005, the prepayment of $12,941,000 of secured debt during third quarter 2005, the repayment of $1,389,000 of secured debt during third quarter 2005 and the repayment of $44,000,000 of senior notes during third quarter 2004. General and administrative expenses increased $502,000, or 5%, over the same period in 2004 primarily due to amortization of restricted stock grants and increases in general corporate expenses. During the nine months ended September 30, 2005, we recognized an impairment of assets charge of $310,000 in continuing operations. The impairment related to a receivable from the tenant of a facility that was impaired for an additional $6,709,000 in 2005, which portion is now reported in discontinued operations because we transferred the building to assets held for sale. During the nine months ended September 30, 2005, we recognized a loss on extinguishment of debt of $8,565,000 due to the early repurchase of $131,775,000 of senior notes in the third quarter.

Prior to our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture, income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The decrease of $779,000, or 53%, from the same period in 2004 is due to the recognition of only four months of income in 2005 prior to our acquisition and the recognition of our share, equal to $330,000, of a gain on the sale of one of the joint venture’s facilities of $1,320,000 partially offset by charges related to the refinance of the joint venture’s debt, consisting of the write off of deferred finance charges, our share of which was $188,000, and a prepayment fee, our share of which was $149,000 compared to nine months of income in 2004. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the formerly unconsolidated joint venture.

Discontinued operations decreased $10,340,000, or 214%, versus the same period in 2004. The loss for the nine months ended September 30, 2005 is comprised of an impairment charge of $7,752,000 and depreciation of $675,000, partially offset by rent revenue of $2,803,000, gain on sale of $87,000 and other income of $18,000. The income for the nine months ended September 30, 2004 is comprised of $4,034,000 of rental income and $2,004,000 of gain on sale, partially offset by $1,061,000 of depreciation and amortization and $156,000 of general and administrative expenses. The difference in the composition of the loss from discontinued operations was primarily caused by the impairments in 2005 and the fact that the facilities sold in 2004 had income in 2004, but do not have income in 2005, while the assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

Three-Month Period Ended September 30, 2005 vs. Three-Month Period Ended September 30, 2004

Rental income increased $9,831,000, or 22%, over the same period in 2004. The increase was primarily due to rental income from 64 facilities acquired in 2005, 12 facilities acquired during the last two quarters of 2004 and rent increases at existing facilities. Interest and other income decreased $534,000, or 18%, over the same period in 2004. The decrease was due to the payoff of ten mortgage loans during 2004.

Interest and amortization of deferred financing costs increased $3,647,000, or 26%, over the same period in 2004. The increase was primarily due to interest on the $250,000,000 of senior notes issued in May 2005, the assumption of $70,506,000 of secured debt during 2005 and $66,725,000 during 2004, an increase in the interest rates on our floating rate debt and an increase in the average balance on our unsecured revolving credit facility, partially offset by the repurchase of $131,775,000 of senior notes during third quarter 2005, the prepayment of $12,941,000 of secured debt during third quarter 2005, the repayment of $1,389,000 of secured debt during third quarter 2005 and the repayment of $44,000,000 of senior notes during third quarter 2004. General and administrative expenses increased $603,000, or 21%, over the same period in 2004 primarily due to amortization of restricted stock grants and increases in general corporate expenses. During the three months ended September 30, 2005, we recognized a loss on extinguishment of debt of $8,565,000 due to the early repurchase of $131,775,000 of senior notes.

Prior to our acquisition of JER’s 75% interest in our joint venture, income from unconsolidated joint venture represented our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. There was no income during the three months ended September 30, 2005 because we acquired 100% of the ownership interest in May 2005 while the joint venture generated $538,000 of income in 2004. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the formerly unconsolidated joint venture.

Discontinued operations decreased $2,683,000, or 86%, over the same period in 2004. The income for the three months ended September 30, 2005 is comprised of rent revenue of $564,000 and a gain on sale of $54,000, partially offset by depreciation of $124,000 and $61,000 of general and administrative expenses. The income for the three months ended September 30, 2004 is comprised of $2,208,000 of gain on sale and $1,295,000 of rental income, partially offset by $337,000 of depreciation and amortization and $50,000 of general and administrative expenses. The difference in the composition of the loss from discontinued operations was primarily caused by the fact that the facilities sold in 2004 had income in 2004, but do not have income in 2005, while the assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently do not have any leases expiring during the remainder of 2005, however the renewals of two leases covering five facilities that matured during 2005 are currently being documented, but are not expected to result in any rent reductions. The exercise of purchase options by tenants or the sale of facilities as part of our portfolio management program would also cause a decrease in the total rent we receive. In October 2005, three facilities were sold pursuant to purchase options in the leases resulting in gross proceeds of $17,800,000 and a gain of approximately $3,800,000 which will be recorded in the quarter ending December 31, 2005. We believe our tenants may exercise additional purchase options and we may sell certain facilities as part of our portfolio management program during the remainder of 2005 and during 2006. We believe these potential sales could result in proceeds of up to $81,000,000 during that time. However, we do not have any control over whether our tenants will choose to exercise any available purchase options. Additional investments in healthcare facilities would increase rental and/

or interest income. At this time we expect to make additional acquisitions during 2005, although the quantity and timing of any such acquisitions cannot be accurately forecast. On October 6, 2005 we announced that we entered into a definitive agreement to acquire from, and triple-net master leaseback to, Senior Residential Care and Wingate Healthcare 14 facilities for approximately $171 million with an initial lease rate of 8.5%. The transaction is expected to close in December subject to customary closing conditions and lender approvals. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

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

During the nine months ended September 30, 2005, prior to our acquisition of JER’s interest, the joint venture sold one facility for cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $24,403,000, or 28%, over the same period in 2004. This was primarily due to increased income prior to non-cash impairment charges and changes in the balances of operating assets and liabilities. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the nine months ended September 30, 2005, we acquired 14 skilled nursing facilities and 50 assisted and independent living facilities in eight separate transactions for an aggregate investment of $208,732,000, including the assumption of $70,506,000 of mortgage financing. In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement Corporation. We also funded $7,871,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At September 30, 2005, we had committed to fund additional expansions, construction and capital improvements of approximately $23,000,000.

During the nine months ended September 30, 2005, we funded two mortgage loans secured by two skilled nursing facilities in the amount of $12,645,000.

Financing Activities

During the nine-month period ended September 30, 2005, we issued $250,000,000 of 6.0% fixed rate notes that will mature on May 20, 2015 and bear interest from May 18, 2005 that resulted in net proceeds of approximately $243,000,000.

We repurchased $131,775,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 7.76% during the third quarter. We also repaid $18,000,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 8.7% at maturity during the first quarter. The repayments were funded by borrowings on our unsecured revolving credit facility and by cash on hand.

As part of the joint venture acquisition, we assumed secured debt of approximately $60,000,000 with a floating rate equal to LIBOR plus 4.0%, of which approximately $45,000,000 represented JER’s share. This debt was subsequently refinanced with a five year term loan at a fixed rate of 5.56%.

During the third quarter 2005 we prepaid $12,941,000 of secured debt and repaid $1,389,000 of secured debt at maturity.

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

During August 2005 we repurchased 99,515 shares of our 7.677% Series A Cumulative Preferred Step-Up REIT Securities that pay dividends at a rate of 7.677% through September 2012 and at a rate of 9.677% thereafter. The amount paid to repurchase the shares was $10,473,000 plus accrued dividends. The repurchase resulted in a charge of $795,000, $274,000 of which represents the original issue discount on these shares.

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2005 is 2%. During the nine months ended September 30, 2005, we issued approximately 556,000 shares of common stock resulting in net proceeds of $12,105,000 that were primarily used to repay borrowings on our unsecured revolving credit facility and for other general corporate purposes.

At September 30, 2005, we had $143,000,000 available under our $400,000,000 unsecured revolving credit facility that was due to expire on April 15, 2007. On October 20, 2005 we replaced that credit facility with our new $700,000,000 credit facility that is comprised of a $600,000,000 revolving facility with a three year term that we may extend at our option for one additional year and a $100,000,000 five year term loan. At our option, borrowings under the agreement bear interest at prime (6.75% at September 30, 2005) or LIBOR plus 0.90% (4.77% at September 30, 2005). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 which we may extend for an additional year and the term loan matures October 20, 2010.

At September 30, 2005, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $1,250,000,000 of securities including debt, convertible debt, common and preferred stock. In addition, at September 30, 2005, we had approximately 3,937,000 shares available for issuance under our dividend reinvestment and stock purchase plan.

Financing for future investments and for the repayment at or prior to maturity of the obligations and commitments noted above may be provided by borrowings under our unsecured revolving credit facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statement discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises, and the potential repayment of certain mortgage loans receivable during 2005. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our unsecured revolving credit facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on our new $600,000,000 revolving credit facility and the availability under the shelf registration statement provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

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

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our tenants to repay deferred rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We provide mortgage loans to tenants of healthcare facilities as part of our normal operations. The majority of the loans have fixed rates. Seven of our mortgage loans have adjustable rates; however, the rates adjust only once or twice over the term of the loans and the minimum adjusted rates are equal to the then current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes.

We utilize debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate unsecured revolving credit facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

During the nine months ended September 30, 2005, the borrowings under our unsecured revolving credit facility increased from $186,000,000 to $257,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2005 of approximately $701,000.

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

On October 20, 2005 we replaced our existing $400,000,000 credit facility with an amended and restated $700,000,000 credit facility, comprised of a $600,000,000 revolving facility with a three year term and an option on our part to extend for one year and a $100,000,000 five year term loan. At our option, borrowings under the agreement bear interest at prime or LIBOR plus 0.90%. We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 and the term loan matures October 20, 2010. In addition, certain material covenants in the new credit facility have been revised in comparison to the old credit facility to increase the minimum net asset value from $500 million to $820 million, decrease the minimum unsecured interest coverage ratio from 2.50 to 2.00, and remove the minimum interest coverage ratio, the maximum floating rate debt covenant and the minimum rent/mortgage interest coverage ratio.

Item 6.	Exhibits

Exhibit 10.1	Amended and Restated Credit Agreement dated as of October 20, 2005, among the Company, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks.

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2005	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ ABDO H. KHOURY
Abdo H. Khoury Senior Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer)