Form 10-K
period 2005-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2006-02-08
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-9028

NATIONWIDE HEALTH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Maryland	95-3997619
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

610 Newport Center Drive, Suite 1150 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 718-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 Par Value	New York Stock Exchange
Series A Cumulative Preferred Step-Up REIT Securities, $1.00 Par Value	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, $1.00 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large	accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,579,017,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 6, 2006
Common Stock, $0.10 par value per share	68,160,495 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 2006 (Proxy Statement)	Part III

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-K

December 31, 2005

PART I

Item 1.	Business.

Nationwide Health Properties, Inc., a Maryland corporation incorporated on October 14, 1985, is a real estate investment trust (REIT) specializing in investments in health care related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

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

At December 31, 2005, we had investments in 417 facilities located in 39 states. As of December 31, 2005, we had direct ownership of:

•	176 skilled nursing facilities;

•	211 assisted and independent living facilities;

•	6 continuing care retirement communities; and

•	7 specialty hospitals.

At December 31, 2005, we held 12 mortgage loans secured by:

•	15 skilled nursing facilities;

•	one assisted and independent living facility; and

•	one continuing care retirement community.

Substantially all of our owned facilities are leased under “triple-net” leases, which are accounted for as operating leases, to 63 health care providers.

The facilities we have investments in are operated by 74 different tenants, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation	16
• Beverly Enterprises, Inc.	28
• Brookdale Senior Living, Inc.	100
• Emeritus Corporation	23
• Extendicare, Inc.	5
• Genesis Healthcare	4
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Of the tenants of our facilities, only Brookdale Senior Living, Inc. accounted for 10% or more of our revenues for the twelve months ended December 31, 2005 and is expected to account for more than 10% of our revenues in 2006.

The following table summarizes our top five tenants, the number of facilities each operates and the percentage of our revenues received from each of these tenants as of the end of 2005, as adjusted for facilities acquired and disposed during 2005:

Operator	Number of Facilities Operated	Percentage of Revenue
Brookdale Senior Living, Inc.	100	16%
American Retirement Corporation	16	9%
Atria Senior Living Group	17	8%
Emeritus Corporation	23	8%
Beverly Enterprises, Inc.	28	6%

Our leases generally have initial terms ranging from five to 21 years with two or more multiple-year renewal options. We earn fixed monthly minimum rents, typically with periodic additional rents. The additional rent payments are generally computed as a percentage of facility revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rents are generally calculated and payable monthly or quarterly. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rents contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates. Also, the majority of our leases contain provisions that the total rent cannot decrease from one year to the next. Approximately 83% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and, if purchase options exist, grouped purchase options. Leases covering 335 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Leases covering 220 facilities require the tenant to impound property taxes and leases covering 92 facilities require capital expenditure impounds. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures for the leased properties.

During 2005, we acquired 50 assisted and independent living facilities and 14 skilled nursing facilities in eight separate transactions for an aggregate investment of $208,732,000, including the assumption of $70,506,000 of mortgage financing. In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement Corporation. We also funded $9,821,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally resulted in an increase in the minimum rents earned by us on these facilities.

At December 31, 2005, we held 12 mortgage loans secured by 15 skilled nursing facilities, one assisted and independent living facility and one continuing care retirement community. These loans had an aggregate outstanding principal balance of $87,702,000, net of an aggregate discount totaling $149,000, for a net book value of $87,553,000 at December 31, 2005. The mortgage loans have individual outstanding balances ranging from $3,241,000 to $10,727,000 and have maturities ranging from 2006 to 2024.

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

Objectives and Policies

We are organized to invest in income-producing health care related facilities. At December 31, 2005, we had investments in 417 facilities located in 39 states, and we plan to invest in additional health care properties in the United States. Other than potentially utilizing joint ventures, we do not intend to invest in securities of, or interests in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

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

There are no limitations on the percentage of our total assets that may be invested in any one property. The Investment Committee of the Board of Directors or the Board of Directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which we will seek to invest, or on the concentration of investments in any one facility type or any geographic area. From time to time we may sell properties; however, we do not intend to engage in the purchase and sale, or turnover, of investments. We acquire our investments primarily for long-term income.

At December 31, 2005, we had two series of preferred stock with liquidation preferences totaling $196,499,000, $236,278,000 in notes and bonds payable and $570,225,000 in aggregate principal amount of debt securities that are senior to our common stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock. During the past three years we have issued one series of preferred stock senior to our common stock, and while we do not have immediate plans to issue additional equity securities senior to our common stock, we may do so in the future.

We have authority to offer shares of our capital stock in exchange for investments that conform to our standards and to repurchase or otherwise acquire our shares or other securities.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. At December 31, 2005, we held 12 mortgage loans secured by 15 skilled nursing facilities, one assisted and independent living facility and one continuing care retirement community. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

We may incur additional indebtedness when, in the opinion of our management and board of directors, it is advisable. For short-term purposes we from time to time negotiate lines of credit or arrange for other short-term borrowings from banks or otherwise. We arrange for long-term borrowings through public offerings or private placements to institutional investors.

In addition, we may incur additional mortgage indebtedness on real estate which we have acquired through purchase, foreclosure or otherwise. We may invest in properties subject to existing loans or secured by mortgages, deeds of trust or similar liens on the properties. We also may obtain non-recourse or other mortgage financing on unleveraged properties in which we have invested or may refinance properties acquired on a leveraged basis.

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

The policies set forth herein have been established by our board of directors and may be changed without stockholder approval.

Properties

Of the 417 facilities in which we have investments, we have direct ownership of:

•	176 skilled nursing facilities;

•	211 assisted and independent living facilities;

•	6 continuing care retirement communities;

•	7 specialty hospitals.

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

The following table sets forth certain information regarding our owned facilities as of December 31, 2005:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2005 Rent (2)
			(Dollars in Thousands)
Assisted and Independent Living Facilities:
Alabama	2	166	$5,952	$610
Arizona	1	52	3,274	326
Arkansas	1	32	2,150	216
California	19	2,142	131,682	17,241
Colorado	7	845	76,752	8,347
Connecticut	2	215	30,141	2,492
Delaware	1	54	5,302	464
Florida	25	1,648	134,498	13,199
Georgia	2	95	10,276	945
Idaho	1	158	11,872	1,369
Illinois	2	198	18,685	1,722
Indiana	3	128	12,771	799
Kansas	6	283	16,419	1,580
Kentucky	1	44	2,782	321
Louisiana	2	184	14,089	1,312
Maryland	1	60	5,416	331
Massachusetts	4	368	42,108	3,916
Michigan	12	709	57,330	4,498
Minnesota	7	146	11,266	796
Mississippi	2	128	10,082	927
Missouri	1	94	3,615	333
Nevada	2	154	13,616	1,371
New Jersey	3	204	22,368	2,187
New York	3	406	43,835	4,296

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2005 Rent (2)
			(Dollars in Thousands)
North Carolina	2	141	11,252	1,062
Ohio	13	660	38,629	3,801
Oklahoma	4	133	7,381	610
Oregon	9	715	46,119	4,401
Pennsylvania	5	315	32,920	2,242
Rhode Island	4	422	46,840	3,888
South Carolina	6	293	21,082	1,805
Tennessee	6	381	32,460	2,290
Texas	27	1,313	118,781	10,645
Virginia	2	153	12,973	1,165
Washington	7	657	41,759	4,331
West Virginia	2	156	12,456	967
Wisconsin	14	1524	114,481	9,550

Subtotals	211	15,376	1,223,414	116,355

Skilled Nursing Facilities:
Arizona	1	130	3,790	690
Arkansas	8	833	34,915	3,531
California	7	698	22,444	4,210
Connecticut	3	351	14,502	989
Florida	6	825	23,620	2,384
Georgia	2	225	10,929	940
Idaho	1	64	792	96
Illinois	2	210	5,549	622
Indiana	7	886	27,336	2,938
Kansas	8	545	12,740	1,538
Kentucky	2	242	9,086	1,029
Maryland	5	911	30,802	3,355
Massachusetts	11	1,232	79,514	8,010
Minnesota	3	568	24,267	1,955
Mississippi	1	120	4,467	465
Missouri	11	922	42,639	3,895
Nevada	1	140	4,390	716
North Carolina	1	150	2,360	332
Ohio	5	733	28,457	2,722
Oklahoma	2	191	3,125	328
Pennsylvania	1	157	5,190	412
Tennessee	5	508	18,968	2,177
Texas	57	6,665	142,904	17,800
Utah	1	65	2,793	357
Virginia	4	604	18,568	2,910
Washington	6	589	35,461	3,759
West Virginia	4	326	15,143	1,830
Wisconsin	9	857	38,706	3,549
Wyoming	2	217	11,987	1,129

Subtotals	176	19,964	675,444	74,668

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2005 Rent (2)
			(Dollars in Thousands)
Continuing Care Retirement Communities:
Arizona	1	228	12,887	1,477
Colorado	1	119	3,116	374
Florida	1	225	12,043	702
Massachusetts	1	171	14,656	1,466
Tennessee	1	80	3,178	380
Texas	1	354	30,870	3,283

Subtotals	6	1,177	76,750	7,682

Specialty Hospitals:
Arizona	2	116	17,072	2,354
California	2	84	39,350	3,932
Texas	3	103	10,716	1,161

Subtotals	7	303	67,138	7,447

Total Owned Facilities	400	36,820	$2,042,746	$206,152

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.
(2)	Rental income for 2005 for each of the properties we owned at December 31, 2005, excluding assets held for sale.

Competition

We generally compete with other REITs, including Health Care Property Investors, Inc., Senior Housing Properties Trust, Healthcare Realty Trust Incorporated, Health Care REIT, Inc., Ventas Inc., LTC Properties, Inc., Omega Healthcare Investors, Inc., National Health Investors, Inc and CNL Retirement Properties, real estate partnerships, health care providers and other foreign and domestic investors, including, but not limited to, banks, insurance companies, pension funds, the Department of Housing and Urban Development and opportunity funds, in the acquisition, leasing and financing of health care facilities. The tenants that operate our health care facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians, staff and location.

Regulation

Payments for health care services provided by the tenants of our facilities are received principally from four sources: Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged, certain chronically disabled individuals, and persons with end-stage renal disease; private funds; and health and other insurance plans. Government revenue sources are the primary source of funding for most skilled nursing facilities and specialty hospitals and are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to skilled nursing facilities and specialty hospitals and the amount of additional rents payable to us under our leases. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients. Decreases in reimbursement levels could have an adverse impact on the revenues of the tenants of our skilled nursing facilities and specialty hospitals, which could in turn adversely impact their ability to make their monthly lease or debt payments to us. Changes in reimbursement levels have very little impact on our assisted and independent living facilities because virtually all of their revenues are paid from private funds.

There exist various federal and state laws and regulations prohibiting fraud and abuse by health care providers, including those governing reimbursements under Medicaid and Medicare as well as referrals and financial relationships. Federal and state governments are devoting increasing attention to anti-fraud initiatives. Our tenants may not comply with these current or future regulations, which could affect their ability to operate or to continue to make lease or mortgage payments.

Health care facilities in which we invest are also generally subject to federal, state and local licensure statutes and regulations and statutes which may require regulatory approval, in the form of a certificate of need (CON), prior to the addition or construction of new beds, the addition of services or certain capital expenditures. CON requirements generally apply to skilled nursing facilities and specialty hospitals. CON requirements are not uniform throughout the United States and are subject to change. In addition, some states have staffing and other regulatory requirements. We cannot predict the impact of regulatory changes with respect to licensure and CONs on the operations of our tenants.

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 8, 2006:

Name	Position	Age
Douglas M. Pasquale	President and Chief Executive Officer	51
Donald D. Bradley	Senior Vice President and Chief Investment Officer	50
Abdo H. Khoury	Senior Vice President and Chief Financial and Portfolio Officer	56
David E. Snyder	Vice President and Controller	34

Douglas M. Pasquale—President and Chief Executive Officer since April 2004 and a director since November 2003. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International—North America, a leading hotel ownership and hotel management company from 1996 to 1998 and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (ASHA).

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

Abdo H. Khoury—Senior Vice President and Chief Financial and Portfolio Officer since July 2005. Prior to that, Mr. Khoury was Chief Portfolio Officer since August 2004. Mr. Khoury served as the Executive Vice President of Operations of Atria Senior Living Group (formerly ARV Assisted Living, Inc.) from June 2003 to March 2004. From January 2001 to May 2003, Mr. Khoury served as President of ARV and he served as Chief Financial Officer at ARV from March 1999 to January 2001. From October 1997 to February 1999, Mr. Khoury served as President of the Apartment Division at ARV. From January 1991 to September 1997, Mr. Khoury ran Financial Performance Group, a business and financial consulting firm located in Newport Beach, California.

David E. Snyder—Vice President and Controller since July 2005. Prior to that, Mr. Snyder was Corporate Controller since January 1998. Prior to joining the company, Mr. Snyder was the director of financial reporting at Regency Health Services, Inc. from November 1996 to December 1997. From October 1993 to October 1996, Mr. Snyder worked for Arthur Andersen LLP. Mr. Snyder is a certified public accountant.

Employees

As of February 8, 2006, we had 17 employees.

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

Nationwide Health Properties, Inc.

610 Newport Center Drive, Suite 1150

Newport Beach, California 92660

Attention: Abdo H. Khoury

Business Code of Conduct & Ethics

Our board of directors has adopted a Business Code of Conduct & Ethics, which applies to all employees, including our chief executive officer, chief financial and portfolio officer, chief investment officer, vice presidents and directors. The Business Code of Conduct & Ethics is posted on our website at www.nhp-reit.com. Our Audit Committee must approve any waivers of the Business Code of Conduct & Ethics. We presently intend to disclose any amendments and waivers, if any are ever granted, of the Business Code of Conduct & Ethics on our website; however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K. There have been no waivers of the Business Code of Conduct & Ethics.

Item 1A.	Risk Factors.

Generally speaking, the risks facing our company fall into two categories: risks associated with the operations of our tenants and borrowers; and other risks unique to our operations. You should carefully consider the risks and uncertainties described below before making an investment decision in our company. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

RISKS RELATING TO OUR TENANTS AND BORROWERS

Our financial position could be weakened and our ability to make distributions could be limited if any of our major tenants or borrowers were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. There may end up being more serious operator financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, reduced occupancies for our assisted and independent living facilities due to general economic and other factors, increases in liability, insurance premiums and other expenses. These adverse developments could arise due to a number of factors, including those listed below.

The bankruptcy, insolvency or financial deterioration of our tenants and borrowers could significantly delay our ability to collect unpaid rents or require us to find new operators for rejected facilities.

We are exposed to the risk that our tenants and borrowers may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an agreement, evict a tenant, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. An operator in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding.

•	Leases. If one of our tenants seeks bankruptcy protection, the tenant can either assume or reject the lease. Generally, the tenant is required to make rent payments to us during its bankruptcy until it rejects the lease. If the tenant assumes the lease, the court cannot change the rental amount or any other lease provision that could financially impact us. However, if the tenant rejects the lease, the facility would be returned to us. In that event, if we were able to re-lease the facility to a new operator only on unfavorable terms or after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

•	Mortgage Loans. If an operator defaults under one of our mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to a property and thereafter making substantial improvements or repairs in order to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against an enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. In addition, an operator would not be required to make principal and interest payments while an automatic stay was in effect. High “loan to value” ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

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

In addition, some of our leases provided for free rent at the beginning of the lease. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease, such that the income recorded during the early years of the lease is higher than the actual cash rent received during that period, creating an asset on our balance sheet called deferred rent receivable. The balance of deferred rent receivable at December 31, 2005, net of allowances was $8.5 million. To the extent any of the operators under these leases, for the reasons discussed above, become unable to pay the deferred rents, we may be required to write down the rents receivable from those operators, which would reduce our net income.

Operators that fail to comply with governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may be unable to meet their obligations to us.

Our tenants and borrowers are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•	Medicare, Medicaid and Private Payor Reimbursement. A significant portion of the revenues generated by the operators of our skilled nursing facilities and specialty hospitals is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a loss of funding from them. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control health care costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of health care services. For example, the Balanced Budget Act of 1997 established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving reimbursement adequate to cover the costs of operating the facilities. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding health care costs and their budgetary impact may result in significant reductions in payment to health care facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Loss of certification or accreditation, or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline.

•

Licensing and Certification.    Our facilities and the operators of the facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss of licensure would prevent a facility, or in some cases, potentially all of an operator’s facilities in a state, from operating. Our skilled nursing facilities and specialty hospitals generally require governmental approval, often in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may not be able to satisfy current and future regulatory requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time. State licensing and/or Medicare and Medicaid laws also require the operators of our facilities to comply with extensive standards governing operations. Federal and state agencies administering those laws regularly inspect our facilities and investigate complaints. The operators of our specialty hospitals must meet applicable conditions of participation set forth by the Department of Health and Human Services (“HHS”) relating to the type of hospital, standards of medical care, its equipment and personnel, as well as comply with state and federal laws and regulations. Our tenants and borrowers and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our tenants’ ability to operate and therefore pay rent to us.

•	Fraud and Abuse Laws and Regulations. There are various extremely complex and largely uninterpreted federal and state laws and regulations governing a wide array of referrals, relationships and arrangements and prohibiting fraud by health care providers. These laws include (i) civil and criminal laws that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments, (ii) certain federal and state anti-remuneration and fee-splitting laws (including, in the case of certain states, laws that extend to arrangements that do not involve items or services reimbursable under Medicare or Medicaid), such as the federal health care Anti-Kickback Statute and federal self-referral law (also known as the “Stark law”), which govern various types of financial arrangements among health care providers and others who may be in a position to refer or recommend patients to these providers (iii) the Civil Monetary Penalties law, which may be imposed by HHS for certain fraudulent acts, (iv) federal and state patient privacy laws, such as the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and (v) certain state laws that prohibit the corporate practice of medicine. Many states have also adopted or are considering legislation to increase patient protections, such as criminal background checks on care providers and minimum staffing levels. Governments are devoting increasing attention and resources to anti-fraud initiatives against health care providers. In addition, certain laws, such as the Federal False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government for violations of fraud and abuse laws. These qui tam actions may be filed by present and former patients, nurses or other employees, or other third parties. The Balanced Budget Act of 1997 and HIPAA expand the penalties for health care fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under anti-fraud demonstration projects such as Operation Restore Trust, the Office of Inspector General of HHS, in cooperation with other federal and state agencies, has focused and may continue to focus on the activities of skilled nursing facilities in certain states in which we have properties. The investigative and enforcement activities regarding skilled nursing quality compliance have also intensified as a result of HHS’ Nursing Home Quality Initiative program, which provides consumers with comparative information about nursing home facilities and assesses compliance with certain regulatory requirements. The violation of any of these laws by an operator may result in the imposition of criminal or civil fines or other penalties (including exclusion from the Medicare and Medicaid programs) that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Modernization Act”), an 18-month moratorium was imposed on the ability of specialty hospitals to use the “whole hospital exception” to the Stark law. The moratorium, however, did not affect specialty hospitals in operation or under development as of November 18, 2003 because such hospitals were “grandfathered” under the moratorium. A number of organizations, including the Medical Payment Advisory Commission (“MedPAC”) and HHS, have studied the utilization, costs of service, quality of care and financial impact of specialty hospitals and their physician owners relative to community hospitals. The 18-month moratorium expired in June 2005, but it is unclear whether Congress will take any further action in this area. These reports may result in legislation extending the moratorium or further restricting physician ownership of specialty hospitals. To the extent that any of the operators of our specialty hospitals have physician owners, those operators may have to undergo significant ownership and structural changes if such legislation is passed.

•	Legislative Developments. Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for health care claims and payment transactions, and higher standards to protect the security and privacy of health-related information. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Our tenants and borrowers are faced with significant potential litigation and insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease or mortgage payments and fulfill their insurance, indemnification and other obligations to us.

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients or assisted and independent living facility residents or the families of either has succeeded in winning very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may increase further if this litigation environment continues. This has affected the ability of some of the operators of our facilities to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposures. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially exposing us to those risks, this could cause our tenants and borrowers to be unable to pay their lease or mortgage payments potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our tenants. For example, we have been named as a defendant in lawsuits for wrongful death at one of our facilities formerly operated by a now bankrupt operator with minimal insurance. Although we have no involvement in the activities of our tenants and our standard leases generally require our tenants to indemnify and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our tenants’ insurance coverage, which would require us to make payments to cover the judgment. We have purchased our own insurance as additional protection against such issues.

Increased competition has resulted in lower revenues for some operators and may affect the ability of our tenants and borrowers to meet their payment obligations to us.

The health care industry is highly competitive and we expect that it may become more competitive in the future. The operators of our facilities are competing with numerous other providers of similar health care services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, until recently past overbuilding in the assisted and independent living market caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services and adversely impacted the occupancy of mature properties. This in turn resulted in lower revenues for the operators of certain of our facilities and contributed to the financial difficulties of some operators. While we believe that for the most part overbuilt markets have stabilized or neared stabilization, we cannot be certain that resumption of development will not again lead to overbuilding, adversely affecting the ability of the operators of our facilities to achieve occupancy and rate levels that will enable them to meet all of their obligations to us. In addition to renewed development, our tenants and borrowers are expected to encounter increased competition in the future that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

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

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates. Other risks that are associated with real estate acquisition and ownership include, among other things, the following:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	leases which are not renewed or are renewed at lower rental amounts at expiration;

•	the exercise of purchase options by tenants resulting in a reduction of our rental revenue;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act, however we have transferred primary responsibility for these issues to our tenants;

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;

•	acts of God affecting our properties; and

•	acts of terrorism affecting our properties.

We rely on external sources of capital to fund future capital needs, and if our access to such capital on reasonable terms is limited, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, disregarding the dividends paid deduction and excluding net capital gain. Because of this distribution requirement, we will not be able to fund, from cash retained from operations, all future capital needs, including capital needs to satisfy or refinance maturing commitments and to make investments. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. In the early 2000’s, difficult capital market conditions in our industry limited our access to capital and as a result our historic level of new investments decreased. Although we believe our access to capital today is good, we may again encounter difficult market conditions that could limit our access to capital. This could limit our ability to make future investments or possibly affect our ability to meet our maturing commitments.

Our potential capital sources include:

•	Equity Financing. As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions that may change from time to time. Among the market conditions and other factors that may affect the market price of our common stock are:

•	the extent of investor interest;

•	the reputation of REITs in general and the health care sector in particular and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our operators;

•	the contents of analyst reports about us and the REIT industry;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•	our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from additional investments and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

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

•	Debt Financing/Leverage. Financing for our maturing commitments and future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to service our debt or make distributions to our stockholders, that we will be unable to refinance existing indebtedness and that the terms of refinancing may not be as favorable as the terms of existing indebtedness or may include restrictive covenants that limit our flexibility in operating our business. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings, our ability to obtain additional financing in the future for working capital, capital expenditures, investments, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

•	Joint Ventures. In appropriate circumstances, we may develop or acquire properties in joint ventures with other persons or entities when circumstances warrant the use of these structures. Our participation in joint ventures is subject to the risks that:

•	our co-venturers or partners might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives (including actions that may be inconsistent with our REIT status);

•	our co-venturers or partners may have different objectives from us regarding the appropriate timing and pricing of any sale or refinancing of properties; and

•	our co-venturers or partners might become bankrupt or insolvent.

Even when we have a controlling interest, certain major decisions may require partner approval.

Increasing investor interest in our sector and consolidation at the operator or REIT level could increase competition and reduce our profitability.

Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of health care REITs and other financing sources, some of which are larger and have a lower cost of capital than we do. In addition to these competitors, recently there has been increasing interest from a number of other foreign and domestic investors in the senior housing and long-term care real estate sector. Additionally, consolidation has begun to occur at the operator level and may accelerate and expand to the REIT level. These developments could result in fewer investment opportunities for us and lower spreads over our cost of capital, which would hurt our growth and profitability.

One of the tenants of our facilities accounts for more than 10% of our revenues and may account for more if it acquires one or more of our other operators. If this operator experiences financial difficulties, or otherwise fails to make payments to us, our revenues may significantly decline.

For the year ended December 31, 2005, as adjusted for facilities acquired and disposed of during that period, Brookdale Senior Living, Inc. (formerly Alterra Healthcare Corporation) accounted for 16% of our revenues and has publicly announced its intent to acquire other operators, including one of our private tenants accounting for 3% of our revenues. We cannot assure you that Brookdale will continue to satisfy its obligations to us. The failure or inability of Brookdale to pay its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

If we fail to maintain our REIT status, we will be subject to federal income tax on our taxable income at regular corporate rates.

We intend to operate in a manner to qualify as a REIT under the Internal Revenue Code. While we believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Internal Revenue Code, it is possible that is not the case or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating at least 90% of our annual REIT taxable income, disregarding the dividends paid deduction and excluding net capital gain. You should be aware that future legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates. Unless we are entitled to relief under statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost qualification. If we fail to qualify as a REIT:

•	we would not be required to make distributions to stockholders;

•	we will face serious tax consequences that will substantially reduce the funds available for distributions to stockholders, payments of principal and interest on debt securities we issue, or investments;

•	we would not be allowed a deduction for distributions to stockholders in computing our taxable income; and

•	we could be subject to the federal alternative minimum tax and increased state and local taxes.

As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could adversely affect the value of our common stock.

There is no assurance that we will make distributions in the future.

We intend to continue to pay quarterly distributions to our stockholders consistent with our historical practice. However, our ability to pay distributions will be adversely affected if any of the risks described herein occur. Our payment of distributions is subject to compliance with restrictions contained in our revolving bank credit facility and our senior notes indentures. All distributions are made at the discretion of our board of directors and our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

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

We have now, and may have in the future, exposure to floating interest rates, which can have the effect of reducing our profitability.

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. The generally fixed rate nature of our revenue and the variable rate nature of certain of our interest obligations create interest rate risk and can have the effect of reducing our profitability or making our lease and other revenue insufficient to meet our obligations.

Unforeseen costs associated with investments in new properties could reduce our profitability.

Our business strategy contemplates future investments that may not prove to be successful. For example, we might expend a significant amount of money and management attention unsuccessfully pursuing an opportunity. Further, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we issue equity securities or incur additional debt, or both, to finance future investments, it may reduce our per share financial results and/or increase our leverage. If we pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, and new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits. Moreover, if we agree to provide funding to enable health care operators to build, expand or renovate facilities on our properties and the project is not completed, we could be forced to become involved in the development to ensure completion or we could lose the property. These costs may negatively affect our results of operations.

We may recognize losses on the sale of certain facilities.

From time to time, we classify certain facilities, including unoccupied buildings and land parcels, as assets held for sale. For example, as of December 31, 2005, assets held for sale totaled approximately $9,198,000. To the extent we are unable to sell these properties for book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

We may face competitive risks related to reinvestment of sale proceeds.

From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain our current financial results, we must re-invest these proceeds, on a timely basis, in health care investments. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and perhaps our ability to make distributions to stockholders.

Our success depends in part on our ability to retain key personnel.

We depend on the efforts of our executive officers, particularly our Chief Executive Officer Mr. Douglas M. Pasquale and our Senior Vice Presidents Mr. Donald D. Bradley and Mr. Abdo H. Khoury. The loss of the services of these persons or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment and/or security agreements with certain of these executive officers, these agreements may not assure their continued service.

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

Some of our medium-term notes grant the holders the right to require us, on specified dates, to repurchase their notes at a price equal to the principal amount of the notes to be repurchased plus accrued and unpaid interest. If the holders of these notes elect to require us to repurchase their notes, we may be required to make significant payments, which could adversely affect our liquidity. Alternatively, we could finance the repurchase through the issuance of additional debt securities, which may have terms that are not as favorable as the notes we are repurchasing, or equity securities, which will dilute the interests of our existing stockholders.

Our level of indebtedness may adversely affect our financial results.

As of December 31, 2005, we had total consolidated indebtedness of $1,030,503,000 and total assets of $1,867,220,000. We expect to incur additional indebtedness in the future. The risks associated with financial leverage include:

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and New York Stock Exchange rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Our charter and bylaws and the laws of the state of our incorporation contain provisions that may delay, defer or prevent a change in control or other transactions that could provide stockholders with the opportunity to realize a premium over the then-prevailing market price for our common stock.

In order to protect us against the risk of losing our REIT status for U.S. federal income tax purposes, our charter subjects the ownership by any single person of more than 9.9% of the issued and outstanding shares of our voting stock to our right to redeem shares acquired or held in excess of such ownership limit. In addition, any transfer of our shares, options, warrants or other securities convertible into voting shares that would create a beneficial owner of more than 9.9% of the outstanding shares of our stock shall be deemed null and void. The ownership limit may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our stockholders’ ability to realize a premium over the market price for the shares of our common stock. Our board of directors has increased the ownership limit to 20% with respect to one of our stockholders. Based on SEC filings, that stockholder beneficially owned 8,004,700 of our shares, or approximately 11.8% of our common stock, as of September 30, 2005.

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

As a Maryland corporation, we are subject to provisions of the Maryland Business Combination Act (“MBCA”) and the Maryland Control Share Act (“MCSA”). The MBCA may prohibit certain future acquirors of 10% or more of our stock (entitled to vote generally in the election of directors) and their affiliates from engaging in business combinations with us for a period of five years after such acquisition, and then only upon recommendation by the board of directors with (1) a stockholder vote of 80% of the votes entitled to be cast (including two-thirds of the stock not held by the acquiror and its affiliates) or (2) if certain stringent fair price tests are met. The MCSA may cause acquirors of stock at levels of 10%, 33% or more than 50% of the voting power of our stock to lose the voting rights of such stock unless voting rights are restored by vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes of stock held by the acquiring stockholder and our officers and employee directors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

See Item 1 for details.

Item 3.	Legal Proceedings.

In late 2004 and early 2005, we were served several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in the early stages of discovery and pleading.

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is in the early stages of discovery and pleading, it is not possible to predict the ultimate outcome of these claims.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2004 to December 31, 2005 as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our Board and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

	High	Low	Dividend
2005
First quarter	$23.74	$19.10	$0.37
Second quarter	24.25	19.95	0.37
Third quarter	26.15	22.51	0.37
Fourth quarter	23.36	21.31	0.37
2004
First quarter	$22.69	$19.41	$0.37
Second quarter	22.80	16.38	0.37
Third quarter	21.25	18.77	0.37
Fourth quarter	23.87	20.57	0.37

As of February 8, 2006 there were approximately 1,300 holders of record of our common stock.

Equity compensation plan information is incorporated herein by reference to the information under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2006, filed or to be filed pursuant to Regulation 14A.

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

	Years ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Operating Data:
Revenues	$216,477	$179,388	$154,851	$144,658	$152,853
Income from continuing operations	71,550	66,379	51,601	37,395	53,074
Discontinued operations	(1,609)	8,443	1,841	(841)	15,264
Net income	69,941	74,822	53,442	36,554	68,338
Preferred stock dividends	(15,622)	(11,802)	(7,677)	(7,677)	(7,677)
Preferred stock redemption charge	(795)	—	—	—	—
Income available to common stockholders	53,524	63,020	45,765	28,877	60,661
Dividends paid on common stock	100,179	99,666	88,566	90,585	87,093

Per Share Data:
Basic/diluted income from continuing operations available to common stockholders	$0.82	$0.82	$0.79	$0.61	$0.97
Basic/diluted income available to common stockholders	0.79	0.95	0.82	0.59	1.30
Dividends paid on common stock	1.48	1.48	1.57	1.84	1.84

Balance Sheet Data:
Investments in real estate, net	$1,786,075	$1,637,390	$1,317,969	$1,345,195	$1,228,987
Total assets	1,867,220	1,710,111	1,384,555	1,409,933	1,289,838
Borrowings under unsecured revolving credit facility	224,000	186,000	63,000	107,000	35,000
Senior notes due 2006-2038	570,225	470,000	540,750	614,750	564,750
Notes and bonds payable	236,278	187,409	133,775	111,303	91,590
Stockholders’ equity	781,032	815,826	602,407	529,140	555,312

Other Data:
Net cash provided by operating activities	$144,182	$119,237	$93,305	$85,734	$83,187
Net cash (used in) provided by investing activities	(144,126)	(296,225)	(13,588)	(147,626)	75,721
Net cash (used in) provided by financing activities	1,476	174,735	(77,378)	61,217	(155,995)
Diluted weighted average shares outstanding	67,446	66,211	55,654	48,869	46,836

Reconciliation of Funds from Operations (1):
Net income	$69,941	$74,822	$53,442	$36,554	$68,338
Preferred stock dividends	(15,622)	(11,802)	(7,677)	(7,677)	(7,677)
Preferred stock redemption charge	(795)	—	—	—	—
Real estate related depreciation	56,670	47,541	42,966	37,173	35,406
Depreciation in income from unconsolidated joint venture	246	745	751	493	—
Loss (gain) on sale of facilities	(4,908)	(3,750)	2,725	(2,603)	(11,245)
Loss (gain) on sale of facilities from unconsolidated joint venture	(330)	116	—	—	—

Funds from operations available to common stockholders	$105,202	$107,672	$92,207	$63,940	$84,822

(1)	We believe that funds from operations is an important supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate funds from operations in accordance with the National Association of Real Estate Investment Trusts’ definition. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

To facilitate your review and understanding of this section of our report and the financial statements that follow, we are providing an overview of what management believes are the most important considerations for understanding our company and its business—the key factors that drive our business and the principal associated risks.

The Company

We are a public equity REIT that invests in health care properties, to date primarily senior housing and long-term care properties.

•	Passive Investments: Our investments are passive—i.e., we do not operate the properties;

•	Investor Flexibility & Liquidity: Investors desiring to invest in this real estate sector can do so with an investment flexibility and liquidity that is not available in most direct real estate investments; and

•	No Double Taxation: Our income is not taxed at the corporate level as long as we continue to distribute to our stockholders at least 90% of our taxable income and meet other REIT tax requirements.

Business Purpose

Our long-term corporate goal is—to provide stockholders with an attractive total return based on a secure dividend. Our business model for achieving this goal is based on a foundation of proactive capital and portfolio management and quality FFO growth. We invest passively in geographically diversified health care properties (to date primarily assisted and independent living facilities and skilled nursing facilities, drawing on our management expertise and operational experience in this real estate sector). Our focus remains on the health care sector because we believe in its growth potential, as evidenced by the favorable demographics of a rapidly growing elderly population and the corresponding recognized need for additional and improved senior housing, long-term care and other health care alternatives.

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

Funds from Operations

We believe that funds from operations (FFO) is an important supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore discuss funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate funds from operations in accordance with the National Association of Real Estate Investment Trusts’ definition. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Last Three Years

After investing only about $13 million in 2003, during the last two years we have been very active in the investment market. In 2005 we announced $404,000,000 of new investments, of which $232,698,000 closed in 2005, approximately $116,000,000 of which closed on January 31, 2006 with the balance expected to close in February 2006. This follows $381,989,000 of new investments that were completed in 2004.

During 2005, we successfully completed a restructuring of the debt portion of our capital structure. As part of our restructuring plan, we:

•	Repurchased $131,775,000 of our senior unsecured notes with interest rates ranging from 7.06% to 9.75% and maturities ranging from November 2006 to March 2009

•	Issued $250,000,000 of senior notes at a fixed rate of 6.0% with a ten year maturity that was used for acquisitions during the year and to finance the note repurchases

•	Replaced our $400,000,000 credit facility with a new $700,000,000 credit facility comprised of a $600,000,000 revolving facility with a three year term (and an option to extend for an additional year) and a $100,000,000 five-year term loan. In addition to expanding the amount available under the credit facility, we were able to reduce the all-in cost of our debt by 27.5 basis points.

In 2004, we focused on de-leveraging the balance sheet by raising approximately $243,000,000 in net new equity with a combination of common stock and preferred stock. In 2003 we began the de-leveraging process by raising approximately $113,000,000 of proceeds from the issuance of new common stock. In connection with that offering, we made an approximately 20% reduction in our dividend.

The overall goal in all three years has been to balance the debt and equity components of our capital structure, to enhance our credit statistics, preserve and strengthen our investment grade credit ratings (Moody’s Investors Service: Baa3, Standard & Poor’s Ratings Services: BBB- and Fitch Ratings: BBB-), increase our net income and FFO and improve our cost of capital to position ourselves to do accretive acquisitions in an increasingly competitive market.

Purchase option exercises and mortgage loan payoffs have negatively impacted our revenues and FFO growth over the last few years, especially in 2004 and 2005, and we expect they will adversely impact us to an even greater extent in 2006. In certain situations we provide purchase options to our tenants or the ability to prepay a loan to our borrowers. While some of the purchase option exercises and loan payoffs that have occurred over the last few years or are expected to occur in 2006 resulted from ordinary course negotiations, a significant portion were due to concessions made in the late 1990’s and early 2000’s when many skilled nursing and assisted living operators, including many of our tenants, faced significant financial problems brought on by capital market excesses, government reimbursement issues and, in the case of assisted living, overbuilding. While our risk profile was improved as a result of these repayments, our net income was negatively impacted by redeploying the capital into lower yielding new investments or using it to pay down the balance on our credit facility.

Focus and Outlook for 2006

In 2006 we will focus on improving our net income and FFO on an absolute and per share basis. We expect rent escalators in our leases to generate net income growth of over 4% and FFO growth of over 2% in 2006. While the market remains extremely competitive, we continue to see potentially attractive investment opportunities that we will carefully evaluate. We will also explore alternative property types, capital sources and investment structures that would enable us to compete more effectively in the markets in which we currently invest. This would potentially include additional joint ventures much like the one through which we made our first investment in medical office buildings in January 2006. We believe that any growth in net income or FFO from acquisitions and escalators will be at least partially offset by dilution from purchase options being exercised and mortgage loan repayments during the year.

In management’s view, there continue to be four principal near term challenges we face in achieving our business objectives. The first is the continued availability of competitively priced capital. This in turn is largely dependent on external factors such as interest rates and equity market volatility. Short-term interest rates rose significantly in 2005 and we believe some additional increase is likely in 2006. Longer term rates were relatively flat for the year, and while many experts expect them to remain so for 2006, it is certainly possible these rates may increase as well. In addition, we saw high equity market volatility in 2005 as well. If these capital sources end up being more expensive than we expect in 2006, it could adversely impact our ability to grow. The second challenge is increasing interest in assets traditionally owned in our sector from a number of foreign and domestic capital providers in addition to our health care REIT competitors, including some of our operators. This increased competition is reducing rent yields relative to our cost of capital and limiting our ability to successfully compete for attractive investment opportunities. The third principal challenge is possible consolidation at the REIT level and continued consolidation at the operator level which is likely to result in better capitalized competitors and fewer customers. Finally, there may end up being more serious operator financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator or it could be industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, reduced occupancies for our assisted and independent living facilities due to general economic and other factors and increases in liability insurance premiums or other expenses.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a health care facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have had free rent for the first three to six months and certain leases we entered into, primarily for facilities returned to us by tenants in bankruptcy have had reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We recognized $1,004,000 of cash received in excess of revenues during 2005, $677,000 of cash received in excess of revenues during 2004 and $553,000 of revenues in excess of cash received during 2003. Deferred rent receivables, net of reserves, totaled $8,486,000 at December 31, 2005, and $9,281,000 at December 31, 2004, recorded under the caption “Other assets” in the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 30 to 40 years. A significant portion of the cost of each property is allocated to buildings (generally approximately 90%). The allocation of the cost between land and building, and the determination of the useful life of a property, are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the year ended December 31, 2005, we recognized impairment of assets charges of $10,042,000, $2,873,000 of which related to two skilled nursing facilities and $7,019,000 related to one facility that will no longer be operated as a skilled nursing facility. The latter impairment includes the write-down of the facility to its estimated fair value less costs to sell, a reserve against a receivable from the tenant of the facility and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale. During the year ended December 31, 2004, we recorded an impairment of assets charge of $232,000 in discontinued operations related to one of our assets held for sale.

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

Impact of New Accounting Pronouncements

In December 2004, the FASB released SFAS No. 123 (revised 2004) Share-Based Payment. In 2005 we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). In 1999 we adopted the original SFAS No. 123 Accounting for Stock-Based Compensation and have recognized all stock-based compensation in our income statement since that time. The effect of adopting SFAS No.123R was not material to our financial statements.

In June 2005, the Emerging Issues Task Force released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. EITF 04-5 is not expected to have a material impact on our results of operations or financial position.

Operating Results

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Rental income increased $38,509,000, or 23%, in 2005 as compared to 2004. The increase was primarily due to rental income from 64 facilities acquired in 2005, 46 facilities acquired during 2004 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us during 2005. Interest and other income decreased $1,420,000, or 12% in 2005 as compared to 2004. The decrease was primarily due to the payoff of ten mortgage loans during 2004, partially offset by two new mortgage loans receivable funded during 2005.

Interest and amortization of deferred financing costs increased $11,322,000, or 20%, over 2004. The increase was primarily due to interest on the $250,000,000 of senior notes issued in May 2005, the assumption of

$70,506,000 of secured debt during the first half of 2005 and $66,725,000 during 2004, an increase in the interest rates on our floating rate debt and an increase in the average balance on our unsecured revolving credit facility. These increases were partially offset by the repurchase of $131,775,000 of senior notes during the third quarter 2005, the prepayment of $12,941,000 of secured debt during the third quarter 2005, the repayment of $1,389,000 of secured debt during the third quarter 2005 and the repayment of $44,000,000 of senior notes during the third quarter 2004. General and administrative expenses increased $827,000, or 6%, over 2004 primarily due to amortization of restricted stock grants and increases in general corporate expenses. During 2005, we recognized an impairment of assets charge of $310,000 in continuing operations, related to a receivable from a tenant that operated two of our facilities. The $310,000 relates to the facility the tenant continues to operate while discontinued operations reflects an impairment of $6,709,000 related to the other building which was closed and transferred to assets held for sale during 2005. During the year ended December 31, 2005, we recognized a loss on extinguishment of debt of $8,565,000 due to the repurchase of $131,775,000 of senior notes in the third quarter.

Prior to our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture in May of 2005, income from unconsolidated joint venture represented our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. The decrease of $1,264,000, or 65%, from 2004 is due to the recognition of only four months of income in 2005 prior to our acquisition and the recognition of our share, equal to $330,000, of a gain on the sale of one of the joint venture’s facilities of $1,320,000 partially offset by charges related to the refinance of the joint venture’s debt, consisting of the write off of deferred finance charges, our share of which was $188,000, and a prepayment fee, our share of which was $149,000, compared to twelve months of income in 2004. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the formerly unconsolidated joint venture.

Discontinued operations decreased $10,052,000, or 119%, versus 2004. The loss from discontinued operations for the year ended December 31, 2005 is comprised of impairment charges of $9,731,000, depreciation of $2,096,000 and $40,000 of general and administrative expenses, partially offset by rent revenue of $5,350,000 and gain on sale of $4,908,000. The income for the year ended December 31, 2004 is comprised of $7,555,000 of rental income and $3,750,000 of gain on sale, partially offset by $2,675,000 of depreciation and amortization and $187,000 of general and administrative expenses. The difference in the composition of the loss from discontinued operations was primarily caused by the impairments in 2005 and the fact that the facilities sold in 2004 had income in 2004 but do not have income in 2005, while the assets held for sale generate expenses but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have only eight leases covering 16 facilities expiring in 2006. The exercise of purchase options by tenants or the sale of facilities as part of our portfolio management program would also cause a decrease in the total rent we receive. We believe our tenants may exercise certain purchase options and we may sell certain facilities as part of our portfolio management program during 2006. We believe these potential sales could result in proceeds of up to $56,000,000 during that time. However, we do not have any control over whether, or in certain cases when, our tenants will choose to exercise any available purchase options. We currently have one scheduled mortgage loan maturity at the end of December 2006. Additional investments in health care facilities would increase rental and/or interest income. At this time we expect to make acquisitions during 2006, although the quantity and timing of any such acquisitions cannot be accurately forecast. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Rental income increased $26,108,000, or 19%, in 2004 as compared to 2003. The increase was primarily due to rental income from 46 facilities acquired and one facility that was completed during 2004 and rent increases at existing facilities. The increase was partially offset by rent reductions on certain facilities that were returned to us during 2004 and reserves against certain receivables that may not be collectible. Interest and other income decreased $1,571,000, or 12% in 2004 as compared to 2003. The decrease was primarily due to the early payoff of eight mortgage loans, the payoff at maturity of two mortgage loans, and partial repayments of four others during 2004.

Interest and amortization of deferred financing costs decreased $810,000 or 1%, in 2004 as compared to 2003. The decrease was primarily due to the payoff of $70,750,000 of fixed rate medium term notes in 2004, the payoff of $74,000,000 of fixed rate medium term notes during 2003 and a decrease in the weighted average balance on our unsecured credit facility as compared to 2003. The decrease was almost entirely offset by interest related to $66,725,000 of assumed mortgage debt secured by eight facilities acquired during 2004 and interest on a $29,475,000 mortgage secured by one existing building financed during the third quarter 2003. Depreciation and amortization increased $5,383,000, or 13%, in 2004 as compared to 2003. The increase was primarily related to depreciation on the 46 facilities acquired and one facility that completed development during 2004. General and administrative expenses increased $4,979,000, or 58%, in 2004 as compared to 2003. The increase was primarily due to a one time charge of $1,402,000 for retirement compensation related to our retiring chief executive officer, $1,485,000 of expense related to the lease-up of a restructured skilled nursing facility, the addition of a chief portfolio officer position, an increase in legal fees, Sarbanes-Oxley related expenses and increases in other general corporate expenses.

Income from unconsolidated joint venture represents our 25% share of the income generated by the joint venture and our management fee of 2.5% of the revenues of the unconsolidated joint venture. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

Discontinued operations reflects income of $8,443,000 in 2004 versus income of $1,841,000 in 2003. Discontinued operations consists of gain/loss on sale of facilities and income/loss from discontinued operations. The gain on sale of facilities in 2004 of $3,750,000 resulted from the sale of two skilled nursing facilities, two assets held for sale and one land parcel for total cash proceeds of $6,464,000, and the recognition of $1,636,000 of deferred gain upon the payoff of three mortgage loans. The loss on sale of facilities in 2003 of $2,725,000 resulted from the sale of ten facilities, four buildings held for sale and four land parcels held for sale. The income for 2004 is comprised of revenues of $7,555,000 less depreciation on the facilities sold in 2004 of $2,675,000 and $187,000 of general and administrative expenses related to assets held for sale. The income for 2003 is comprised of $9,478,000 of rental income offset by $3,378,000 of depreciation and amortization, $889,000 of general and administrative expenses and an impairment of assets charge of $645,000 related to three assets held for sale. The difference in the composition of the loss from discontinued operations was primarily caused by the fact that the facilities sold in 2003 had income in 2003, but do not have income in 2004, the facilities sold in 2004 had income in 2003 but had income for only a portion of 2004 and the assets held for sale generate expenses, but generally do not produce income. Any future income/loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER Senior Housing, LLC, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture was established to invest up to $130,000,000, of which over $127,000,000 was invested in health care facilities similar to those already owned by us. The financial statements of the joint venture were not consolidated with our financial statements and our investment was accounted for using the equity method.

On May 3, 2005, we acquired JER’s 75% interest in our joint venture, JER/NHP Senior Housing, LLC, for approximately $121,000,000. As part of this transaction, we assumed the secured debt the joint venture had in place of approximately $60,000,000, approximately $45,000,000 of which represented JER’s share, resulting in a payment to JER of approximately $75,000,000, net of other costs and fees related to buying out their interest of approximately $1,000,000. As a result of this acquisition, we now own 100% of the 46 assisted living facilities in 12 states that are leased to Brookdale Senior Living, Inc. (formerly Alterra Healthcare Corporation) under two cross-defaulted master leases with initial terms expiring in 2020. From the transaction date forward, the operations of JER/NHP Senior Housing, LLC have been consolidated with our existing operations.

During 2005, prior to our acquisition of JER’s interest, the joint venture sold one facility for net cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $24,945,000, or 21%, over 2004. This was primarily due to increased income from new acquisitions and the existing portfolio prior to non-cash impairment charges and changes in the balances of operating assets and liabilities. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During 2005, we acquired 14 skilled nursing facilities and 50 assisted and independent living facilities in eight separate transactions for an aggregate investment of $208,732,000, including the assumption of $70,506,000 of mortgage financing. In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement Corporation. We also funded $9,821,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At December 31, 2005, we had committed to fund additional expansions, construction and capital improvements of approximately $20,000,000.

During 2005, we sold five skilled nursing facilities (of which three were sold to the tenants of the facilities pursuant to purchase options), two assisted and independent living facilities and two land parcels for cash proceeds of $31,891,000. These sales resulted in a gain of $4,908,000 that is included in gain on sale of facilities in discontinued operations.

During 2005, we funded two mortgage loans secured by two skilled nursing facilities in the amount of $12,860,000. In addition, one fully amortizing mortgage loan receivable was repaid at maturity.

Financing Activities

During 2005, we issued $250,000,000 of 6.0% fixed rate notes that will mature on May 20, 2015 and bear interest from May 18, 2005 that resulted in net proceeds of approximately $243,000,000.

We repurchased $131,775,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 7.76% during the third quarter. We also repaid $18,000,000 of fixed rate medium-term notes that bore interest at a weighted average rate of 8.7% at maturity during the first quarter. The repayments were funded by borrowings on our unsecured revolving credit facility, the $250 million note issuance discussed above and by cash on hand.

As part of the joint venture acquisition, we assumed secured debt of approximately $60,000,000 with a floating rate equal to LIBOR plus 4.0%, of which approximately $45,000,000 represented JER’s share. This debt was subsequently refinanced with a five year term loan at a fixed rate of 5.56%.

During 2005, we prepaid $16,707,000 of secured debt with an average interest rate of 7.31% and repaid $1,389,000 of 7.67% secured debt at maturity.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our unsecured revolving credit facility and cash on hand; however, there are no medium-term notes currently maturing until November 2006, when $32,725,000 mature. Borrowings on our unsecured revolving credit facility could be repaid by potential asset sales or mortgage loans receivable payoffs, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current credit ratings are Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

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

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2005 and at December 31, 2005 was 2%. During the year ended December 31, 2005, we issued approximately 728,000 shares of common stock, at an average price of $21.90, resulting in net proceeds of approximately $15,916,000 that were used to repay borrowings on our unsecured revolving credit facility.

At December 31, 2005, we had $476,000,000 available under our new $700,000,000 unsecured credit facility. On October 20, 2005 we replaced our previous $400,000,000 credit facility with our new $700,000,000 credit facility that is comprised of a $600,000,000 revolving facility with a three year term that we may extend at our option for one additional year and a $100,000,000 five year term loan. At our option, borrowings under the agreement bear interest at prime (7.25% at December 31, 2005) or LIBOR plus 0.90% (5.275% at December 31, 2005). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 which we may extend for an additional year and the term loan matures October 20, 2010. The financial covenants are detailed below:

Covenant	Requirement
Minimum net asset value (cap rate is 10.25%, previously 10.50%)	$820,000,000
Maximum total indebtedness to capitalization value	60%
Minimum fixed charge ratio	1.75
Maximum secured indebtedness ratio	30%
Minimum unsecured interest coverage ratio	2.00
Maximum unencumbered asset value ratio	60%

As of December 31, 2005, we were in compliance with all of the above covenants. We believe we have sufficient margin in the various debt covenants that we expect to remain in compliance throughout 2006.

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

In July 2004, we issued 1,064,500 shares of 7.75% Series B Cumulative Convertible Preferred Stock with a liquidation preference of $100 per share. The issuance resulted in net proceeds of approximately $103,000,000 after underwriting discounts and other fees of approximately $3,450,000. The net proceeds were used to repay borrowings under our unsecured revolving credit facility. Each share of Series B Preferred Stock is convertible into our common stock at the option of the holder at an initial conversion price of $22.74 per share upon the occurrence of certain events, including our stock reaching a price of $28.43 per share. We may redeem the Series B Preferred Stock after July 5, 2009 at the redemption price of $103.875 per share, reducing each year by $0.775, until reaching par, or $100.00 in July 2014.

At December 31, 2005, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $1,250,000,000 of securities including debt, convertible debt, common and preferred stock. In addition, at December 31, 2005, we had approximately 3,765,000 shares available for issuance under our dividend reinvestment and stock purchase plan.

Financing for future investments and for the repayment at or prior to maturity of the obligations and commitments noted above may be provided by borrowings under our revolving credit facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statement discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises, and the potential repayment of certain mortgage loans receivable during 2006. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our unsecured revolving credit facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on our new $700,000,000 unsecured credit facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

Subsequent to our acquisition of JER’s interest in our joint venture we did not utilize any other off-balance sheet financing arrangements or have any unconsolidated subsidiaries.

Contractual Obligations and Cash Requirements

As of December 31, 2005, our contractual obligations are as follows:

	2006	2007 -2008	2009 -2010	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long Term Debt	$37,526	$162,171	$212,442	$618,364	$1,030,503

Interest Expense	$64,700	$119,897	$98,436	$335,099	$618,132

Operating Leases	$285	$61	$19	$—	$365

Commitments:
Capital Expenditures	$16,544	$1,931	$—	$1,992	$20,467

The long-term debt amount shown above includes our senior notes, our notes and bonds payable and the balances on our unsecured credit facility comprised of a revolving portion of $124,000,000 with a three year term that expires on October 20, 2008 and a term loan portion of $100,000,000 with a five year term that expires on October 20, 2010. At our option, we may extend the three year facility for one additional year. Prior to, or upon expiration, we expect to replace the credit facility rather than repay the outstanding balances.

Interest expense shown above is estimated assuming the balances on the three year term and five year term portions of our unsecured credit facility remain constant until their respective maturities and that the interest rates in effect at December 31, 2005 remain constant for the unsecured credit facility and the $21,932,000 of floating rate notes and bonds payable. Maturities of our senior notes range from 2006 to 2038 (although certain notes may be put back to us at their face amount at the option of the holder at earlier dates) and maturities of our notes and bonds payable range from 2007 to 2035.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes forward-looking statements. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the health care industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our tenants to repay deferred rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Item 1A.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We do not utilize interest rate swaps, forward or option contracts on foreign currencies or commodities, or other types of derivative financial instruments. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2005. Readers are cautioned that many of the statements contained in these paragraphs are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

We provide mortgage loans to tenants of health care facilities as part of our normal operations. The majority of the loans have fixed rates. Eight of our mortgage loans have adjustable rates; however, the rates adjust only once or twice over the term of the loans and the minimum adjusted rates are equal to the then current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes in the table and analysis below.

We utilize debt financing primarily for the purpose of making additional investments in health care facilities. Historically, we have made short-term borrowings on our variable rate unsecured credit facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

A portion of our secured debt is variable rate debt in the form of housing revenue bonds that were assumed in connection with the acquisition of certain health care facilities. Pursuant to the associated lease arrangements, increases or decreases in the interest rates on the housing revenue bonds would be substantially offset by increases or decreases in the rent received by us on the properties securing this debt. Therefore, there is substantially no market risk associated with this variable rate secured debt.

During the twelve months ended December 31, 2005, the borrowings under our unsecured revolving credit facility have increased from $186,000,000 to $224,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt other than the housing revenue bonds described above, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2,459,000.

The table below details the principal amounts and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates. Certain of the mortgage loans receivable and certain items in the various categories of debt require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing rates we would expect to pay for debt of a similar type and remaining maturity.

	Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$4,852	$8,550	$4,704	—	—	$69,447	$87,553	$88,344
Average interest rate	10.00%	11.57%	10.00%	—	—	9.71%	9.94%

Liabilities
Debt
Fixed rate	$32,725	$17,000	$10,000	$32,000	$69,175	$623,671	$784,571	$783,107
Average interest rate	7.40%	7.31%	6.72%	7.76%	6.01%	6.69%	6.72%

Variable rate	—	$704	—	—	—	$21,228	$21,932	$21,932
Average interest rate	—	6.58%	—	—	—	2.83%	2.95%

Unsecured revolving credit facility	—	—	$124,000	—	$100,000	—	$224,000	$224,000
Average interest rate	—	—	5.35%	—	5.29%	—	5.32%

The book value and fair value at December 31, 2004 of each category presented above was:

	Book Value	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$75,453	$74,149
Average interest rate	9.79%

Liabilities
Debt
Fixed rate	$634,624	$659,816
Average interest rate	7.38%

Variable rate	$22,785	$22,785
Average interest rate	1.88%

Unsecured revolving credit facility	$186,000	$186,000
Average interest rate	3.52%

Increases in interest rates during 2005 resulted in an increase in interest expense related to our unsecured revolving credit facility. Any future interest rate increases will further increase the cost of borrowings on our bank line of credit and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Portfolio Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

Our independent auditors have issued an audit report on our assessment of the company’s internal control over financial reporting. This report appears on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule beginning on page 67. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nationwide Health Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nationwide Health Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nationwide Health Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nationwide Health Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Nationwide Health Properties, Inc. and our report dated February 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Irvine, California

February 6, 2006

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,
	2005	2004
ASSETS

Investments in real estate
Real estate properties:
Land	$207,563	$187,666
Buildings and improvements	1,835,183	1,665,290

	2,042,746	1,852,956
Less accumulated depreciation	(344,224)	(303,766)

	1,698,522	1,549,190
Mortgage loans receivable, net	87,553	75,453
Investment in unconsolidated joint venture	—	12,747

	1,786,075	1,637,390
Cash and cash equivalents	10,005	8,473
Receivables	5,741	7,470
Assets held for sale	9,198	3,050
Other assets	56,201	53,728

	$1,867,220	$1,710,111

LIABILITIES AND STOCKHOLDERS’ EQUITY

Borrowings under unsecured credit facility	$224,000	$186,000
Senior notes due 2006-2038	570,225	470,000
Notes and bonds payable	236,278	187,409
Accounts payable and accrued liabilities	55,685	50,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
Series A, 900,485 and 1,000,000 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively, stated at liquidation preference of $100 per share	90,049	100,000
Series B, 1,064,500 shares issued and outstanding at December 31, 2005 and December 31, 2004, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; issued and outstanding: 67,811,117 and 66,805,959 as of December 31, 2005 and 2004, respectively	6,781	6,681
Capital in excess of par value	889,008	868,091
Cumulative net income	878,716	808,775
Cumulative dividends	(1,189,972)	(1,074,171)

Total stockholders’ equity	781,032	815,826

	$1,867,220	$1,710,111

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2005	2004	2003
Revenues:
Rental income	$206,031	$167,522	$141,414
Interest and other income	10,446	11,866	13,437

	216,477	179,388	154,851

Expenses:
Interest and amortization of deferred financing costs	67,031	55,709	56,519
Depreciation and amortization	55,354	45,492	40,109
General and administrative	14,356	13,529	8,550
Impairment of assets	310	232	—
Loss on extinguishment of debt	8,565	—	—

	145,616	114,962	105,178

Income before unconsolidated entities	70,861	64,426	49,673
Income from unconsolidated joint venture	689	1,953	1,928

Income from continuing operations	71,550	66,379	51,601
Discontinued operations:
Gain/(loss) on sale of facilities	4,908	3,750	(2,725)
Income/(loss) from discontinued operations	(6,517)	4,693	4,566

	(1,609)	8,443	1,841

Net income	69,941	74,822	53,442
Preferred stock dividends	(15,622)	(11,802)	(7,677)
Preferred stock redemption charges	(795)	—	—

Income available to common stockholders	$53,524	$63,020	$45,765

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.82	$0.82	$0.79
Discontinued operations	(0.03)	0.13	0.03

Income available to common stockholders	$0.79	$0.95	$0.82

Diluted weighted average shares outstanding	67,446	66,211	55,654

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2002	1,000	100,000	49,160	4,916	610,173	680,511	(866,460)	529,140
Issuance of common stock	—	—	9,814	981	114,965	—	—	115,946
Stock option amortization	—	—	—	—	122	—	—	122
Net income	—	—	—	—	—	53,442	—	53,442
Preferred dividends	—	—	—	—	—	—	(7,677)	(7,677)
Common dividends	—	—	—	—	—	—	(88,566)	(88,566)

Balances at December 31, 2003	1,000	100,000	58,974	5,897	725,260	733,953	(962,703)	602,407
Issuance of preferred stock	1,065	106,450	—	—	(3,463)	—	—	102,987
Issuance of common stock	—	—	7,832	784	146,148	—	—	146,932
Stock option amortization	—	—	—	—	146	—	—	146
Net income	—	—	—	—	—	74,822	—	74,822
Preferred dividends	—	—	—	—	—	—	(11,802)	(11,802)
Common dividends	—	—	—	—	—	—	(99,666)	(99,666)

Balances at December 31, 2004	2,065	206,450	66,806	6,681	868,091	808,775	(1,074,171)	815,826
Repurchase of preferred stock	(100)	(9,951)	—	—	(795)	—	—	(10,746)
Issuance of common stock	—	—	1,005	100	21,489	—	—	21,589
Stock option amortization	—	—	—	—	223	—	—	223
Net income	—	—	—	—	—	69,941	—	69,941
Preferred dividends	—	—	—	—	—	—	(15,622)	(15,622)
Common dividends	—	—	—	—	—	—	(100,179)	(100,179)

Balances at December 31, 2005	1,965	$196,499	67,811	$6,781	$889,008	$878,716	$(1,189,972)	$781,032

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$69,941	$74,822	$53,442
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,354	45,492	40,109
Depreciation and amortization in discontinued operations	2,096	2,675	3,378
Loss (gain) on sale of facilities	(4,908)	(3,750)	2,725
Impairment of assets	310	—	—
Impairment of assets in discontinued operations	9,731	232	645
Amortization of deferred financing costs	2,048	1,677	1,310
Mortgage loan discount accretion	—	(551)	(513)
Equity in earnings from unconsolidated joint venture	(565)	(1,580)	(1,559)
Cash distribution from unconsolidated joint venture	901	2,565	2,850
Changes in operating assets and liabilities:
Change in receivables	1,729	(1,809)	(1,232)
Change in other assets	2,426	(7,116)	(5,778)
Change in accounts payable and accrued liabilities	5,119	6,580	(2,072)

Net cash provided by operating activities	144,182	119,237	93,305

Cash flows from investing activities:
Investment in real estate facilities, net	(164,966)	(332,401)	(40,463)
Disposition of real estate facilities	32,065	6,464	25,198
Return of investment from unconsolidated joint venture	875	1,092	—
Investment in mortgage loans receivable	(13,154)	—	—
Principal payments on mortgage loans receivable	1,054	28,620	1,677

Net cash used in investing activities	(144,126)	(296,225)	(13,588)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	463,000	501,000	210,000
Repayment of borrowings under unsecured revolving credit facility	(425,000)	(378,000)	(254,000)
Issuance of senior unsecured debt	250,000	—	—
Repayments of senior unsecured debt	(149,775)	(70,750)	(74,000)
Issuance of notes and bonds payable	—	—	41,873
Principal payments on notes and bonds payable	(21,637)	(13,091)	(19,401)
Issuance of common stock, net	21,346	146,825	115,931
Repurchase of preferred stock	(10,746)	—	—
Issuance of preferred stock, net	—	102,987	—
Dividends paid	(115,801)	(111,468)	(96,243)
Deferred financing costs	(9,911)	(2,768)	(1,538)

Net cash provided by (used in) financing activities	1,476	174,735	(77,378)

Increase (decrease) in cash and cash equivalents	1,532	(2,253)	2,339
Cash and cash equivalents, beginning of year	8,473	10,726	8,387

Cash and cash equivalents, end of year	$10,005	$8,473	$10,726

Supplemental schedule of cash flow information:
Interest paid	$64,315	$55,064	$56,712

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

As of December 31, 2005, we had investments in 422 health care facilities located in 39 states, consisting of:

•	191 skilled nursing facilities;

•	212 assisted and independent living facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals; and

•	5 assets held for sale.

Our facilities are operated by 74 different tenants, including the following publicly traded companies:

Number of Facilities Operated

• American Retirement Corporation	16

• Beverly Enterprises, Inc.	28

• Brookdale Senior Living, Inc.	100

• Emeritus Corporation	23

• Extendicare, Inc.	5

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

One tenant of our facilities accounted for 10% or more of our revenues at December 31, 2005, as follows:

• Brookdale Senior Living, Inc.	16%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

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

We have on occasion deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new tenants. Also, certain leases we entered into, primarily with regard to facilities returned to us by tenants in bankruptcy, have had reduced or free rent in the early months of the lease or fixed increases in future years. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We received $1,004,000 of cash in excess of revenues during 2005, $677,000 of cash received in excess of revenues during 2004 and $553,000 of revenues in excess of cash received during 2003. There is $8,486,000 of deferred rent receivables, net of reserves, at December 31, 2005, and $9,281,000 at December 31, 2004, which is recorded under the caption “Other assets” in the balance sheets. We evaluate the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66 Accounting for Sales of Real Estate.

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

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R).

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock options granted to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income includes stock-based compensation expense of $1,968,000 in 2005, $337,000 in 2004 and $272,000 in 2003.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $54,146,000 in 2005, $44,240,000 in 2004 and $38,897,000 in 2003. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities subject to an in-place lease. Accordingly, in those instances, we may allocate a portion of purchase prices to the value of in-place leases. The costs to execute a lease at the time of the acquisition of a property is recorded as an intangible asset and amortized over the initial term of the lease.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

Capitalization of Interest

We capitalize interest on facilities under construction. The capitalization rates used are based on rates for our senior unsecured notes and bank line of credit, as applicable. There was no capitalized interest in 2005. Capitalized interest was $365,000 in 2004 and $768,000 in 2003.

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

The table below details the fair values and book values for mortgage loans receivable and the components of long-term debt at December 31, 2005.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$87,553	$88,344
Unsecured revolving credit facility	$224,000	$224,000
Notes and bonds payable	$236,278	$230,010
Senior notes due 2006 – 2038	$570,225	$575,030

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

Impact of New Accounting Pronouncements

In December 2004, the FASB released SFAS No. 123R, which we adopted in 2005. In 1999 we adopted the original SFAS No. 123 and have recognized all stock-based compensation in our income statement since that time. The effect of adopting SFAS No.123R was not material to our financial statements.

In June 2005, the Emerging Issues Task Force released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (EITF 04-5). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. EITF 04-5 is not expected to have a material impact on our results of operations or financial position.

3.	Real Estate Properties

At December 31, 2005, we had direct ownership of 176 skilled nursing facilities, 211 assisted and independent living facilities, six continuing care retirement communities, and seven specialty hospitals. We lease our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 83% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 335 facilities are backed by security deposits consisting of irrevocable letters of credit or cash, most of which cover from three to six months of initial monthly minimum rents. Leases covering 220 facilities require the tenant to impound property taxes and leases covering 92 facilities require capital expenditure impounds. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

Future minimum rentals on non-cancelable leases as of December 31, 2005 are as follows:

Year	Rentals	Year	Rentals
	(In thousands)		(In thousands)
2006	$211,493	2011	$178,044
2007	206,204	2012	165,420
2008	202,271	2013	141,458
2009	199,873	2014	126,670
2010	189,742	2015	110,571
		Thereafter	373,967

During 2005, we acquired 50 assisted and independent living facilities and 14 skilled nursing facilities in eight separate transactions for an aggregate investment of $208,732,000, including the assumption of $70,506,000 of mortgage financing. These amounts include our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture. For more information about this transaction, see Note 5. In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

Corporation. We also funded $9,821,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2005, we have committed to fund additional expansions, construction and capital improvements of approximately $20,000,000.

During 2005, we sold two skilled nursing facilities (of which one was sold to the tenant of the facility pursuant to a purchase option) and one assisted and independent living facility, none of which were previously transferred to assets held for sale, for cash proceeds of $12,577,000. These sales resulted in a gain of $986,000 that is included in gain on sale of facilities in discontinued operations. During 2005 we transferred nine buildings to assets held for sale, five of which have not yet been sold.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

The following table lists our wholly owned real estate properties as of December 31, 2005 (dollar amounts in thousands):

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Assisted and Independent Living Facilities:
Alabama	2	$1,681	$4,271	$5,952	$1,053	$—
Arizona	1	505	2,769	3,274	511	—
Arkansas	1	182	1,968	2,150	427	—
California	19	21,611	110,071	131,682	23,477	42,734
Colorado	7	5,815	70,937	76,752	12,105	28,247
Connecticut	2	6,000	24,141	30,141	1,049	—
Delaware	1	345	4,957	5,302	836	—
Florida	25	16,160	118,338	134,498	17,448	22,624
Georgia	2	598	9,678	10,276	1,026	—
Idaho	1	544	11,328	11,872	2,696	—
Illinois	2	1,628	17,057	18,685	717	6,130
Indiana	3	1,425	11,346	12,771	977	3,607
Kansas	6	2,165	14,254	16,419	2,638	1,279
Kentucky	1	110	2,672	2,782	534	—
Louisiana	2	1,341	12,748	14,089	1,281	—
Maryland	1	533	4,883	5,416	753	—
Massachusetts	4	4,668	37,440	42,108	3,897	11,010
Michigan	12	4,554	52,776	57,330	3,789	18,353
Minnesota	7	530	10,736	11,266	373	4,020
Mississippi	2	580	9,502	10,082	416	—
Missouri	1	477	3,138	3,615	142	—
Nevada	2	1,219	12,397	13,616	2,626	5,782
New Jersey	3	2,187	20,181	22,368	1,227	7,361
New York	3	7,250	36,585	43,835	2,609	4,312
North Carolina	2	655	10,597	11,252	894	—
Ohio	13	3,704	34,925	38,629	5,985	4,200
Oklahoma	4	650	6,731	7,381	803	1,618
Oregon	9	4,171	41,948	46,119	8,116	12,588
Pennsylvania	5	2,570	30,350	32,920	6,870	1,671
Rhode Island	4	2,877	43,963	46,840	5,064	—
South Carolina	6	2,011	19,071	21,082	3,172	—
Tennessee	6	3,454	29,006	32,460	4,117	—
Texas	27	12,294	106,487	118,781	13,216	8,610
Virginia	2	1,651	11,322	12,973	1,609	—
Washington	7	2,507	39,252	41,759	5,751	6,331
West Virginia	2	1,668	10,788	12,456	1,071	—
Wisconsin	14	14,721	99,760	114,481	15,142	45,801

Subtotals	211	135,041	1,088,373	1,223,414	154,417	236,278

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Skilled Nursing Facilities:
Arizona	1	650	3,140	3,790	1,402	—
Arkansas	8	2,505	32,410	34,915	7,462	—
California	7	6,046	16,398	22,444	6,432	—
Connecticut	3	560	13,942	14,502	2,323	—
Florida	6	2,387	21,233	23,620	8,311	—
Georgia	2	977	9,952	10,929	1,946	—
Idaho	1	15	777	792	570	—
Illinois	2	157	5,392	5,549	2,591	—
Indiana	7	752	26,584	27,336	12,491	—
Kansas	8	764	11,976	12,740	3,274	—
Kentucky	2	475	8,611	9,086	738	—
Maryland	5	2,315	28,487	30,802	12,875	—
Massachusetts	11	8,335	71,179	79,514	14,379	—
Minnesota	3	1,783	22,484	24,267	8,896	—
Mississippi	1	750	3,717	4,467	764	—
Missouri	11	5,161	37,478	42,639	2,856	—
Nevada	1	740	3,650	4,390	1,222	—
North Carolina	1	116	2,244	2,360	1,283	—
Ohio	5	1,233	27,224	28,457	12,781	—
Oklahoma	2	86	3,039	3,125	1,903	—
Pennsylvania	1	630	4,560	5,190	158	—
Tennessee	5	1,878	17,090	18,968	4,841	—
Texas	57	10,578	132,326	142,904	27,252	—
Utah	1	280	2,513	2,793	83	—
Virginia	4	1,036	17,532	18,568	10,021	—
Washington	6	3,528	31,933	35,461	5,867	—
West Virginia	4	1,350	13,793	15,143	1,234	—
Wisconsin	9	4,839	33,867	38,706	12,613	—
Wyoming	2	1,767	10,220	11,987	684	—

Subtotals	176	61,693	613,751	675,444	167,252	—

Continuing Care Retirement Communities:
Arizona	1	1,980	10,907	12,887	997	—
Colorado	1	400	2,716	3,116	1,064	—
Florida	1	910	11,133	12,043	3,298	—
Massachusetts	1	300	14,356	14,656	1,537	—
Tennessee	1	174	3,004	3,178	401	—
Texas	1	1,848	29,022	30,870	6,352	—

Subtotals	6	5,612	71,138	76,750	13,649	—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Specialty Hospitals:
Arizona	2	1,517	15,555	17,072	5,845	—
California	2	2,500	36,850	39,350	2,279	—
Texas	3	1,200	9,516	10,716	782	—

Subtotals	7	5,217	61,921	67,138	8,906	—

Total Facilities	400	$207,563	$1,835,183	$2,042,746	$344,224	$236,278

4.	Mortgage Loans Receivable

During 2005, we funded two mortgage loans secured by two skilled nursing facilities totaling $12,860,000. In addition, one mortgage loan was repaid at maturity.

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

At December 31, 2005, 2004 and 2003, there was no investment in impaired loans.

At December 31, 2005, we held 12 mortgage loans receivable secured by 15 skilled nursing facilities, one assisted living facility and one continuing care retirement community. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. The mortgage loans receivable have an aggregate principal balance of $87,702,000 and are reflected in our consolidated balance sheets net of an aggregate discount totaling $149,000, with individual outstanding balances ranging from $3,241,000 to $10,727,000 and maturities ranging from 2006 to 2024. The principal balances of mortgage loans receivable as of December 31, 2005 mature as follows:

Year	Maturities	Year	Maturities
2006	$5,467,000	2009	$889,000
2007	9,224,000	2010	1,035,000
2008	5,588,000	Thereafter	65,500,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

The following table lists our mortgage loans receivable at December 31, 2005:

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
	(Dollar amounts in thousands)
Assisted and Independent Living Facilities:
Massachusetts	1	9.52%	06/23	$8,500	$8,500	$8,500
Skilled Nursing Facilities:
Arkansas	2	10.00%	12/06	4,770	5,500	4,852
Florida	1	10.00%	05/08	4,850	4,850	4,704
Florida	1	10.50%	05/17	2,951	3,250	3,241
Illinois	1	9.00%	01/24	—	9,500	8,170
Louisiana	1	10.89%	04/15	2,407	3,850	3,494
Massachusetts	1	8.75%	02/24	4,474	9,000	8,252
Missouri	2	12.76%	08/11	5,623	17,250	3,885
Pennsylvania	1	10.00%	06/17	9,610	9,610	9,610
Tennessee	1	11.57%	01/07	8,550	8,550	8,550
Washington	4	11.00%	10/19	—	6,000	5,015

Subtotals	15			43,235	77,360	59,773

Continuing Care Retirement Community:
Florida	—	7.16%	11/13	8,553	8,553	8,553
Oklahoma	1	10.55%	03/24	1,934	10,782	10,727

Subtotals	1			10,487	19,335	19,280

Total	17			$62,222	$105,195	$87,553

(1)	Most mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Certain mortgage loans require monthly interest only payments until maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred.

The following table summarizes the changes in mortgage loans receivable during 2005 and 2004:

	2005	2004
	(In thousands)
Balance at January 1	$75,453	$93,386
New mortgage loans	13,154	8,500
Accretion of discount on loans	—	551
Recognition of deferred gains	—	1,636
Collection of principal	(1,054)	(28,620)

Balance at December 31	$87,553	$75,453

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

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

During 2005, prior to our acquisition of JER’s interest, the joint venture sold one facility for net cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

Prior to May 3, 2005, in addition to our 25% share of the income from the joint venture, we received a management fee of 2.5% of the joint venture revenues. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. Management fees earned by us were $123,000 during the year ended December 31, 2005 and $373,000 during the year ended December 31, 2004. Amounts due to us from the joint venture amounted to $30,000 as of December 31, 2004.

The income statement for the joint venture below presents its results of operations for December 31, 2005 and 2004, in thousands. The twelve month period for 2005 represents only the activity from January 2005 through April 2005, as the operations were 100% owned by us beginning in May 2005 and therefore consolidated. Included in interest and amortization of deferred financing costs for 2005 is a $595,000 prepayment fee and the write-off of $751,000 of deferred financing costs related to the prepayment/refinancing of approximately $59,500,000 of secured debt held by the joint venture prior to our acquisition that was refinanced with a five year term loan at 5.56% subsequent to our acquisition.

INCOME STATEMENT

	2005	2004
	(In thousands)
Rental income	$4,908	$14,619
Expenses:
Interest and amortization of deferred financing costs	2,819	4,376
Depreciation and amortization	979	2,925
General and administrative	195	766

	3,993	8,067

Income from continuing operations	915	6,552
Discontinued operations:
Gain (loss) on sale	1,320	(465)
Income from discontinued operations	20	234

	1,340	(231)

Net income	$2,255	$6,321

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

6.	Assets Held for Sale

During 2005, we transferred nine buildings to assets held for sale. Four of those buildings and one land parcel in assets held for sale were sold during the year for $19,315,000 resulting in a gain of $3,922,000. During 2005, we recognized impairment charges totaling $9,731,000 related to four assets held for sale.

During 2005, we reclassified a land parcel valued at $752,000 from assets held for sale to investment in land and a skilled nursing facility is to be constructed on the site. We anticipate acquiring the facility for $5,285,000 upon completion.

During 2004, we sold two assets held for sale resulting in a loss of $204,000.

At December 31, 2005, five buildings and one land parcel remained in assets held for sale. At December 31, 2004, three land parcels remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at December 31, 2005 within one year.

7.	Other Assets

At December 31, 2005 and 2004, other assets consisted of:

	2005	2004
	(In thousands)
Other receivables	$15,946	$20,395
Deferred rent, net	8,486	9,281
Deferred finance costs	14,469	6,929
Capitalized lease and loan origination costs	5,017	6,231
Investments and restricted funds	8,106	7,956
Other	4,177	2,936

	$56,201	$53,728

8.	Unsecured Revolving Credit Facility

On October 20, 2005 we replaced our previous $400,000,000 credit facility with a new $700,000,000 credit facility, comprised of a $600,000,000 revolving facility with a three year term and an option on our part to extend for one year and a $100,000,000 five year term loan. At our option, borrowings under the agreement bear interest at prime (7.25% at December 31, 2005) or LIBOR plus 0.90% (5.275% at December 31, 2005). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 and the term loan matures October 20, 2010.

At December 31, 2005, we had $224,000,000 outstanding on our $700,000,000 unsecured credit agreement, $100,000,000 of which represents the balance of the term loan.

Our credit agreement requires us to maintain, among other things, the financial covenants detailed below. As of December 31, 2005, we were in compliance with all of these covenants:

Covenant	Requirement	Actual
Minimum net asset value	$820,000,000	$982,287,000
Maximum total indebtedness to capitalization value	60%	51.2%
Minimum fixed charge coverage ratio	1.75	2.25
Maximum secured indebtedness ratio	30%	12%
Minimum unsecured interest coverage ratio	2.00	3.17
Maximum unencumbered asset value ratio	60%	45%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

The minimum interest coverage ratio, the maximum floating rate debt covenant and the minimum rent/mortgage interest coverage ratio from the prior agreement were removed.

9.	Senior Notes Due 2006-2038

On May 18, 2005, we issued $250,000,000 of senior notes due May 20, 2015 at a fixed rate of 6.0%, resulting in net proceeds of approximately $243,000,000. The proceeds were used primarily for the repayment of amounts outstanding under our revolving credit facility and the repurchase of senior notes discussed below.

We repurchased $131,775,000 of our senior unsecured notes in August 2005 with interest rates ranging from 7.06% to 9.75% and maturities ranging from November 2006 to March 2009. The repurchase resulted in a loss on extinguishment of debt of $8,565,000. During 2005, we also repaid $18,000,000 in aggregate principal amount of medium-term notes.

The aggregate principal amount of Senior Notes outstanding at December 31, 2005 was $570,225,000. At December 31, 2005, the weighted average interest rate on the Senior Notes was 6.98% and the weighted average maturity was 12.3 years. The principal balances of the Senior Notes as of December 31, 2005 mature as follows:

Year	Maturities	Year	Maturities
2006	$32,725,000	2009	$32,000,000
2007	17,000,000	2010	—
2008	10,000,000	Thereafter	478,500,000	(1)

(1)	There are $55,000,000 of medium-term notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2007, 2009, 2012, 2017, or 2027. There are $33,500,000 of medium-term notes due in 2028 which may be put back to us at their face amount at the option of the holder on November 20th of any of the following years: 2008, 2013, 2018, or 2023. There are $40,000,000 of medium-term notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2008, 2013, 2018, 2023, or 2028.

10.	Notes and Bonds Payable

The aggregate principal amount of notes and bonds payable at December 31, 2005 was $236,278,000. Notes and bonds payable are due through the year 2035, at interest rates ranging from 2.5% to 8.8% and are secured by real estate properties with an aggregate net book value as of December 31, 2005 of $379,505,000. At December 31, 2005, the weighted average interest rate on the notes and bonds payable was 6.1% and the weighted average maturity was 11.2 years. During 2005, we assumed mortgages as part of various acquisitions totaling $70,506,000. In addition, we prepaid three mortgages with a combined balance of $16,707,000 with interest rates ranging from 3.7% to 8.8% and repaid $1,389,000 of secured debt at maturity. The principal balances of the notes and bonds payable as of December 31, 2005 mature as follows:

Year	Maturities	Year	Maturities
2006	$4,801,000	2009	$5,698,000
2007	5,833,000	2010	74,744,000
2008	5,338,000	Thereafter	139,864,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

11.	Preferred Stock

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

Each share of Series B Preferred Stock is convertible into 4.3975 shares of our common stock (“Conversion Rate”) at the option of the holder (equivalent to a conversion price of $22.74 per share). At the initial Conversion Rate, if all of the Series B Preferred Stock were to convert, it would result in the issuance of 4,681,000 common shares. The Series B Preferred Stock is convertible upon the occurrence of any of the following events:

•	Our common stock reaching a price equal to 125% of the conversion price (initially $28.43 per share);

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

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

We may redeem the Series B Preferred Stock after five years at the redemption price per share plus any accumulated and unpaid dividends. The redemption prices are as follows:

Redemption on or after	Price per Share
July 5, 2009	$103.875
July 1, 2010	$103.100
July 1, 2011	$102.325
July 1, 2012	$101.550
July 1, 2013	$100.775
July 1, 2014	$100.000

The conversion rate will be adjusted if:

•	We issue common stock as a dividend or distribution on shares of our common stock;

•	We effect a common stock share split or combination;

•	We issue rights, warrants, options or other securities to the holders of our common stock at a price less than the closing common stock price on the previous business day;

•	We distribute our stock, evidence of our indebtedness or other assets or property, excluding cash dividends or spin-offs;

•	We increase the effective dividend rate on our common stock; or

•	We make a tender offer or exchange offer for our common stock at a price higher than the closing price on the previous business day.

12.	Common Stock

During 2003, we adopted a dividend reinvestment and stock purchase plan. This plan enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2005 and 2004 was 2%. During the year ended December 31, 2005, we issued approximately 728,000 shares of common stock, at an average price of $21.90, resulting in net proceeds of approximately $15,916,000. During the year ended December 31, 2004, we issued approximately 330,000 shares of common stock, at an average price of $21.13, resulting in net proceeds of approximately $6,954,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

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

Under the terms of a stock incentive plan (the Plan), we have reserved for issuance 3,000,000 shares of common stock. At December 31, 2005, approximately 2,999,000 shares of common stock remain available for issuance under the plan. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. We began accounting for the stock based compensation under SFAS No. 123 during 1999 for options and restricted stock granted in 1999 and thereafter. In 2005, we adopted SFAS No. 123R (SFAS No. 123 was revised in 2004).

Summaries of the status of stock options granted to officers, restricted stock granted to directors and restricted stock granted to officers at December 31, 2005, 2004 and 2003 and changes during the years then ended are as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Officer Stock Options:
Outstanding at beginning of year	931,850	$18.99	797,000	$18.47	624,500	$19.38
Granted	—	—	149,750	21.29	172,500	15.19
Exercised	(202,127)	18.05	(14,900)	14.74	—	—
Forfeited	(42,416)	18.97	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year	687,307	19.07	931,850	18.99	797,000	18.47

Exercisable at end of year	579,931	19.14	626,267	19.09	504,500	19.67

Weighted average fair value of options granted	$—		$2.27		$0.82

Intrinsic value of options outstanding	$1,964,000

Intrinsic value of options exercisable	$1,672,000

Intrinsic value of options exercised	$869,000		$120,000		$—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Director Restricted Stock:
Outstanding at beginning of year	32,000	$18.22	28,000	$15.94	24,000	$16.28
Awarded	14,000	21.66	12,000	21.31	12,000	14.20
Vested	(8,000)	19.60	(8,000)	14.88	(8,000)	14.38
Forfeited	—	—	—	—	—	—

Outstanding at end of year	38,000	19.19	32,000	18.22	28,000	15.94

Officer Restricted Stock:
Outstanding at beginning of year	—	$—	—		—
Awarded	73,041	21.66	—		—
Vested	—	—	—		—
Forfeited	(12,697)	21.66	—		—

Outstanding at end of year	60,344	21.66	—		—

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$14.20	$16.23	236,100	$14.53	5.6 years	201,932	$14.58
$18.48	$20.88	221,457	$19.92	4.6 years	208,124	$20.01
$21.29	$26.19	229,750	$22.92	6.0 years	169,875	$23.50

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk free rate of return	—	4.03%	4.17%
Dividend yield	—	6.95%	11.46%
Option term in years	—	10	10
Volatility	—	24.95%	28.73%

Stock option amortization expense was $223,000 in 2005, $146,000 in 2004 and $122,000 in 2003. The remaining value of stock options granted that will be expensed over the remaining vesting period of one year is $162,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

The director restricted stock awards are made to non-employee directors and granted at no cost. Director restricted stock awards historically vested at the third anniversary of the award date or upon the date they vacate their position. However, beginning in 2006, they will vest in increments of one third per year for three years and will not fully vest when they vacate their position. During 2004 and 2003, only non-employee directors received restricted stock awards. In 2005, officers began receiving restricted stock awards instead of stock options.

The officer restricted stock awards vest in increments of one third per year for three years. In addition, every three years the officers may receive a three-year award of restricted stock based on performance during the prior three years that will vest in one year from the date of the award. The first three year award, if an award is made, will be in 2007.

SFAS 123R requires that we estimate the fair value of the potential three year award and expense it over the requisite service period. A portion of the award will be based on our performance as compared to the performance of other health care REITs and another portion will be based on our absolute total shareholder return over the same period. The fair value is determined by performing a binomial method valuation of our expected performance versus the peer group and the absolute return target utilizing historical volatility rates for all members of the group. The value of the three year award is currently being amortized into compensation expense ratably over the service period from the date the shareholders approved the current Plan through the end of the expected vesting period of the potential award which would be in 2008. Compensation expense for the director restricted stock awards and the annual officer restricted stock awards is determined based upon the market value at the date of the award of the restricted stock and is recognized over the vesting period. Compensation expense related to director restricted stock awards was $547,000 in 2005, $191,000 in 2004 and $149,000 in 2003. Compensation expense related to officer restricted stock awards was $1,198,000 in 2005. There is no unamortized compensation expense related to the director awards at December 31, 2005 and we expect to expense an additional amounts related to officer restricted stock over the remaining two year service period.

Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the Board of Directors. That formula historically depended on our performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other select financial measures compared to peer companies, in each case as selected by the Compensation Committee. As part of the transition to restricted stock awards, the formula period for measurement for 2003, 2004 and 2005 awards was based upon a prospective three-year period for the measures mentioned above. No dividend equivalents are paid prior to full vesting of the stock options. SFAS No. 123R provides that payments related to the dividend equivalents are treated as dividends.

No stock appreciation rights have been issued under the Plan.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

14.	Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options. The calculation below excludes the Series B Convertible Preferred stock which is not dilutive for any period presented and 110,000, 138,000 and 457,000 of stock options with option prices that would not be dilutive in 2005, 2004 and 2003, respectively. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Years Ended December 31,
	2005		2004		2003
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$71,550		$66,379		$51,601
Less: preferred stock dividends	(15,622)		(11,802)		(7,677)
Preferred stock redemption charges	(795)		—		—

Amounts used to calculate Basic EPS	55,133	67,311	54,577	66,097	43,924	55,623
Effect of dilutive securities:
Stock options	—	135	—	114	—	31

Amounts used to calculate Diluted EPS	$55,133	67,446	$54,577	66,211	$43,924	55,654

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

15.	Pension Plan

During 1991, we adopted an unfunded defined benefit pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. This plan was frozen effective December 31, 2005, and no future benefits will be earned under the plan. All benefits previously earned will be paid in accordance with the plan. Freezing the plan resulted in a one-time curtailment charge of $183,000 that was included in expense in 2005.

The following tables set forth the amounts recognized in our financial statements:

	2005	2004
Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,313,000	$1,248,000
Service cost	135,000	85,000
Interest cost	94,000	72,000
Amendments	248,000	—
Actuarial (gain)/loss	(63,000)	8,000
Benefits paid	(100,000)	(100,000)

Benefit obligation at end of year	$1,627,000	$1,313,000

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	100,000	100,000
Benefits paid	(100,000)	(100,000)

Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status:
Benefit obligation at end of year	$(1,627,000)	$(1,313,000)
Fair value of plan assets at end of year	—	—

Funded status at end of year	(1,627,000)	(1,313,000)
Unrecognized net actuarial loss	—	47,000

Accrued benefit cost	$(1,627,000)	$(1,266,000)

Amounts recognized in the statement of financial position consist of:
a. Liabilities
(Accrued) pension cost	$(1,627,000)	$(1,266,000)
Additional minimum liability	—	—

Total (accrued) pension liability	(1,627,000)	(1,266,000)
b. Assets
Prepaid pension cost	$—	$—
Intangible asset	—	—

Total assets	—	—
c. Accumulated other comprehensive income	—	—

d. Net Amount Recognized	$(1,627,000)	$(1,266,000)

Net periodic pension cost:
Service cost	$135,000	$85,000
Interest cost	93,000	72,000
Amortization of prior service cost	50,000	—
Curtailment	183,000	—

Net periodic pension cost	$461,000	$157,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

Estimated Benefit Payments:

Year	Estimated Payment	Year	Estimated Payment
2006	$75,000	2009	$108,000
2007	96,000	2010	138,000
2008	105,000	2011-2015	593,000

Discount rates of 5.5% in 2005 and 2004 and a 5.0% increase in the annual retainer every other year were used in the calculation of the amounts above.

The estimated contribution for 2006 is $75,000.

16.	Transactions with Significant Lessees

As of December 31, 2005, 100 of our owned facilities are leased to and operated by subsidiaries of Brookdale Senior Living, Inc. Revenues from Brookdale were $30,868,000, $20,447,000 and $19,922,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

17.	Impairment of Assets

During the year ended December 31, 2005, we recognized impairment of assets charges of $2,873,000 related to two skilled nursing facilities we determined to sell and $7,019,000 related to a tenant that leased two facilities, one of which will no longer be operated as a skilled nursing facility, which includes the write-down of that facility to its estimated fair value less costs to sell, a reserve against a receivable from the tenant and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel included in assets held for sale to write it down to its estimated fair value less costs to sell.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

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

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Rental income	$5,350	$7,555	$9,478
Interest and other income	—	—	—

	5,350	7,555	9,478

Depreciation and amortization	2,096	2,675	3,378
General and administrative	40	187	889
Impairment of assets	9,731	—	645

	11,867	2,862	4,912

Income (loss) from discontinued operations	(6,517)	4,693	4,566
Gain (loss) on sale of facilities	4,908	3,750	(2,725)

Discontinued operations	$(1,609)	$8,443	$1,841

19.	Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2005	2004	2003
Ordinary income	$1.08	$1.11	$0.87
Capital gain	0.02	—	—
Return of capital	0.38	0.37	0.70

Total dividends paid	$1.48	$1.48	$1.57

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2005

20.	Quarterly Financial Data (unaudited)

Amounts in the tables below may not add across due to rounding differences and discontinued operations reclassifications.

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2005:
Revenues	$51,441	$54,982	$56,835	$56,761
Income available to common stockholders	9,379	16,001	8,052	20,092
Basic/diluted income available to common stockholders per share	0.14	0.24	0.12	0.30
Dividends per share	0.37	0.37	0.37	0.37
2004:
Revenues	$41,192	$47,204	$48,805	$49,706
Income available to common stockholders	12,637	15,453	17,966	16,965
Basic/diluted income available to common stockholders per share	0.20	0.23	0.27	0.25
Dividends per share	0.37	0.37	0.37	0.37

21.	Litigation

In late 2004 and early 2005, we were served several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in the early stages of discovery and pleading.

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is in the early stages of discovery and pleading, it is not possible to predict the ultimate outcome of these claims.

22.	Subsequent Event

On January 31, 2006 we acquired 10 skilled nursing facilities and one assisted living facility for approximately $116,000,000 including transaction costs. These facilities are part of the $171,000,000 acquisition from and leaseback to Senior Residential Care and Wingate Healthcare that we announced in October 2005. We expect to close on the three remaining facilities with a total cost of approximately $57,000,000 by the end of February 2006.

On January 19, 2006 we acquired 18 medical office buildings for approximately $41,000,000 in a joint venture with The Broe Companies. We expect to close on the three remaining buildings with a total cost of approximately $11,000,000 by the end of February 2006. We own 90% of the venture and Broe, which will manage the venture, owns 10%.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted and Independent Living Facilities:
Decatur	AL	$1,824	$—	$1,484	$1,824	$3,308	$482	1987	1996
Hanceville	AL	2,447	—	197	2,447	2,644	571	1996	1996
Benton	AR	1,968	—	182	1,968	2,150	427	1990	1998
Chandler	AZ	2,753	16	505	2,769	3,274	511	1998	1998
Banning	CA	12,976	—	375	12,976	13,351	541	2004	2004
Carmichael	CA	7,929	755	1,500	8,684	10,184	3,043	1984	1995
Chula Vista	CA	6,281	72	950	6,353	7,303	1,840	1989	1995
Corona	CA	2,491	—	709	2,491	3,200	89	1971	2004
Encinitas (3)	CA	5,017	126	1,000	5,143	6,143	1,681	1984	1995
Folsom (4)	CA	12,413	—	940	12,413	13,353	621	1997	2004
Lodi	CA	5,126	—	732	5,126	5,858	301	2000	2004
Mission Viejo (5)	CA	3,544	89	900	3,633	4,533	1,097	1985	1995
Novato (3)	CA	3,658	403	2,500	4,061	6,561	1,365	1978	1995
Palm Desert	CA	6,179	1,530	1,400	7,709	9,109	2,152	1989	1994
Placentia	CA	3,801	184	1,320	3,985	5,305	1,389	1982	1995
Rancho Cucamonga (3)	CA	4,156	269	610	4,425	5,035	1,326	1987	1995
San Dimas	CA	3,577	225	1,700	3,802	5,502	1,271	1975	1995
San Jose	CA	7,252	—	850	7,252	8,102	1,405	1998	1998
San Juan Capistrano (3)	CA	3,834	172	1,225	4,006	5,231	1,211	1985	1995
San Juan Capistrano	CA	6,344	235	700	6,579	7,279	1,875	1985	1995
Santa Maria	CA	2,649	118	1,500	2,767	4,267	935	1967	1995
Vista	CA	3,701	82	350	3,783	4,133	1,244	1980	1996
Westminster	CA	4,883	—	2,350	4,883	7,233	91	2001	2005
Aurora	CO	7,923	66	919	7,989	8,908	2,650	1983	1995
Aurora	CO	10,119	—	715	10,119	10,834	1,708	1999	1999
Boulder	CO	4,739	24	184	4,763	4,947	1,356	1992	1995
Boulder	CO	4,811	14	833	4,825	5,658	1,204	1985	1995
Brighton	CO	2,158	1	210	2,159	2,369	459	1997	1997
Denver	CO	12,401	—	604	12,401	13,005	1,860	2000	2000
Denver (6)	CO	28,682	—	2,350	28,682	31,032	2,868	1987	2002
Branford	CT	6,709	—	2,000	6,709	8,709	214		2005
Madison	CT	16,032	1,400	4,000	17,432	21,432	835	2002	2004
Hockessin	DE	4,957	—	345	4,957	5,302	836	1999	1999
Clearwater	FL	3,790	—	1,231	3,790	5,021	332	1998	2002
Fort Myers (7)	FL	22,180	—	1,210	22,180	23,390	1,109	1998	2004
Fort Myers (8)	FL	5,206	33	415	5,239	5,654	189	1996	2005
Gainesville	FL	2,699	19	356	2,718	3,074	570	1997	1997
Gainesville	FL	3,313	12	310	3,325	3,635	580	1998	1998
Hudson	FL	8,139	550	1,665	8,689	10,354	2,421	1986	1996
Jacksonville	FL	2,375	48	366	2,423	2,789	524	1997	1997
Jacksonville	FL	2,770	20	226	2,790	3,016	573	1997	1997
Jacksonville (8)	FL	2,473	47	256	2,520	2,776	88	1997	2005
Leesburg (8)	FL	3,239	—	301	3,239	3,540	100	1999	2005
LeHigh Acres	FL	2,600	28	307	2,628	2,935	533	1997	1997
Naples	FL	4,084	—	1,182	4,084	5,266	859	1997	1997
Naples	FL	10,797	—	1,140	10,797	11,937	1,845	1999	1999
Ormond Beach (8)	FL	1,649	51	480	1,700	2,180	52	1997	2005
Palm Coast	FL	2,580	38	406	2,618	3,024	519	1997	1997
Panama City	FL	2,659	45	353	2,704	3,057	497	1998	1998
Pensacola	FL	5,667	757	408	6,424	6,832	919	1999	1999
Port Charlotte	FL	2,655	20	245	2,675	2,920	555	1997	1997
Punta Gorda	FL	2,691	53	210	2,744	2,954	571	1997	1997
Rotunda West	FL	2,628	28	123	2,656	2,779	528	1997	1997
St Petersburg	FL	2,396	985	2,000	3,381	5,381	839	1993	1995
Tallahassee	FL	9,218	45	696	9,263	9,959	1,449	1999	1999

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
				Land (2)	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Tavares	FL	2,466	6	156	2,472	2,628	535	1997	1997
Titusville	FL	4,706	—	1,742	4,706	6,448	740	1987	2000
Venice	FL	2,535	37	376	2,572	2,948	521	1997	1997
Columbus	GA	5,081	—	290	5,081	5,371	222	1999	2004
Lawrenceville	GA	4,597	—	308	4,597	4,905	804	1999	1999
Boise	ID	5,586	5,742	544	11,328	11,872	2,696	1978	1995
Joliet (9)	IL	6,934	—	1,250	6,934	8,184	202	1999	2004
Rockford	IL	10,123	—	378	10,123	10,501	515	2000	2004
Carmel	IN	3,861	84	805	3,945	4,750	747	1998	1998
Michigan City (8)	IN	4,069	—	245	4,069	4,314	128	1998	2005
Michigan City (8)	IN	3,331	—	375	3,331	3,706	102	1999	2005
Derby (8)	KS	1,463	57	269	1,520	1,789	49	1994	2005
Lawrence	KS	3,822	—	932	3,822	4,754	732	1995	1998
Salina	KS	1,921	—	200	1,921	2,121	420	1996	1997
Salina	KS	2,887	—	329	2,887	3,216	632	1989	1998
Topeka	KS	2,955	87	424	3,042	3,466	767	1986	1998
Wellington (8)	KS	1,006	56	11	1,062	1,073	38	1994	2005
Murray	KY	2,672	—	110	2,672	2,782	534	1998	1998
Mandeville	LA	6,554	—	831	6,554	7,385	1,010	1999	1999
Shreveport	LA	6,194	—	510	6,194	6,704	271	2000	2004
Attleboro (7)	MA	13,143	—	1,560	13,143	14,703	657	1998	2004
Chestnut Hill	MA	9,228	120	780	9,348	10,128	443	2000	2004
Norton	MA	5,700	—	570	5,700	6,270	1,069	1998	1998
Pittsfield	MA	9,052	197	1,758	9,249	11,007	1,728	1998	1998
Hagerstown	MD	4,664	219	533	4,883	5,416	753	1999	1999
Davidson (8)	MI	1,754	26	154	1,780	1,934	63	1997	2005
Delta (8)	MI	4,812	10	181	4,822	5,003	179	1998	2005
Delta (8)	MI	1,743	16	155	1,759	1,914	63	1998	2005
Farmington Hills (8)	MI	1,863	86	84	1,949	2,033	70	1994	2005
Farmington Hills (8)	MI	2,014	—	95	2,014	2,109	74	1994	2005
Grand Blanc (8)	MI	4,135	70	375	4,205	4,580	149	1998	2005
Grand Blanc (8)	MI	4,048	68	375	4,116	4,491	146	1998	2005
Haslett (8)	MI	4,231	35	847	4,266	5,113	141	1998	2005
Riverview	MI	6,939	67	300	7,006	7,306	2,163	1987	1995
Troy (8)	MI	7,582	68	697	7,650	8,347	272	1998	2005
Troy (8)	MI	7,986	90	1,046	8,076	9,122	280	1998	2005
Utica (8)	MI	5,102	33	245	5,135	5,380	189	1995	2005
Fairbault (8)	MN	1,328	29	121	1,357	1,478	48	1997	2005
Mankato (8)	MN	1,064	25	90	1,089	1,179	39	1996	2005
Owatonna (8)	MN	1,762	—	60	1,762	1,822	61	1996	2005
Owatonna (8)	MN	2,239	—	70	2,239	2,309	71	1999	2005
Sauk Rapids (8)	MN	748	49	67	797	864	27	1997	2005
Wilmar (8)	MN	1,977	43	57	2,020	2,077	74	1997	2005
Winona (8)	MN	1,436	36	65	1,472	1,537	53	1997	2005
Herculaneum	MO	3,138	—	477	3,138	3,615	142	1989	2004
Hattiesburg	MS	4,731	—	220	4,731	4,951	207	1999	2004
Meridian	MS	4,771	—	360	4,771	5,131	209	1998	2004
Goldsboro	NC	8,055	—	270	8,055	8,325	403	1998	2004
Hickory	NC	2,531	11	385	2,542	2,927	491	1997	1998
Brick	NJ	2,428	—	1,102	2,428	3,530	187	1999	2002
Cape May Court House (10)	NJ	14,322	—	430	14,322	14,752	418	2001	2004
Deptford	NJ	3,430	1	655	3,431	4,086	622	1998	1998
Sparks (11)	NV	5,119	—	505	5,119	5,624	1,170	1991	1997
Sparks (12)	NV	7,278	—	714	7,278	7,992	1,456	1993	1997
Centereach	NY	15,204	860	6,000	16,064	22,064	1,636	1973	2002

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
Facility Type and Location				Land (2)	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Manlius (8) (13)	NY	10,080	48	500	10,128	10,628	371	1994	2005
Vestal	NY	10,394	—	750	10,394	11,144	602	1994	2004
Barberton (8)	OH	3,125	20	263	3,145	3,408	113	1997	2005
Dayton	OH	1,916	27	270	1,943	2,213	390	1997	1997
Dublin	OH	5,803	—	356	5,803	6,159	1,076	1998	1998
Englewood (8)	OH	2,277	25	260	2,302	2,562	81	1997	2005
Fairfield	OH	1,917	9	270	1,926	2,196	404	1997	1997
Greenville	OH	2,311	88	215	2,399	2,614	492	1997	1997
Lancaster	OH	2,084	17	350	2,101	2,451	383	1998	1998
Marion (8)	OH	2,676	78	210	2,754	2,964	97	1998	2005
Newark	OH	2,047	15	225	2,062	2,287	436	1997	1997
Sharonville	OH	4,013	37	225	4,050	4,275	1,250	1986	1995
Springdale	OH	2,092	16	440	2,108	2,548	432	1997	1997
Urbana	OH	2,118	12	150	2,130	2,280	433	1997	1997
Youngstown	OH	2,191	11	470	2,202	2,672	398	1998	1998
Bartlesville (8)	OK	2,337	83	183	2,420	2,603	85	1997	2005
Bethany (8)	OK	1,212	77	114	1,289	1,403	44	1994	2005
Broken Arrow	OK	1,445	19	178	1,464	1,642	327	1996	1997
Oklahoma City	OK	1,531	27	175	1,558	1,733	347	1996	1997
Albany	OR	3,657	4,571	511	8,228	8,739	2,558	1968	1995
Albany	OR	2,465	8	92	2,473	2,565	823	1984	1995
Beaverton (8)	OR	5,695	—	721	5,695	6,416	162	2000	2005
Bend (8)	OR	3,923	—	499	3,923	4,422	111	2001	2005
Forest Grove (14)	OR	3,152	—	401	3,152	3,553	901	1994	1995
Gresham	OR	4,647	—	—	4,647	4,647	1,328	1988	1995
McMinnville (15)	OR	3,976	—	760	3,976	4,736	994	1989	1995
Medford	OR	4,326	59	313	4,385	4,698	1,087	1990	1995
Troutdale (8)	OR	5,470	—	874	5,470	6,344	152	2000	2005
Center Square	PA	11,096	37	1,000	11,133	12,133	4,140	2001	2001
Dublin (8)	PA	2,533	—	310	2,533	2,843	77	1998	2005
Indiana	PA	2,706	—	194	2,706	2,900	309	1997	2002
South Fayette Twn	PA	9,159	259	653	9,418	10,071	1,544	1999	1999
York	PA	4,501	59	413	4,560	4,973	800	1999	1999
East Greenwich	RI	8,417	108	1,200	8,525	9,725	1,273	2000	2000
Lincoln	RI	9,612	29	477	9,641	10,118	1,731	2000	2000
Portsmouth	RI	9,155	92	1,200	9,247	10,447	1,439	1999	1999
Providence	RI	16,551	—	—	16,551	16,551	621	2000	2004
Clinton	SC	2,560	—	87	2,560	2,647	680	1997	1998
Columbia	SC	2,664	33	210	2,697	2,907	519	1997	1998
Goose Creek	SC	2,336	—	619	2,336	2,955	267	1998	2002
Greenville	SC	6,397	—	613	6,397	7,010	560	2000	2002
Greenwood	SC	2,648	—	107	2,648	2,755	704	1997	1998
Greer	SC	2,389	44	375	2,433	2,808	442	1998	1998
Brentwood	TN	2,302	—	600	2,302	2,902	609	1995	1995
Bristol	TN	4,967	305	406	5,272	5,678	891	1999	1999
Germantown	TN	4,633	—	755	4,633	5,388	849	1998	1998
Johnson City	TN	5,000	282	404	5,282	5,686	835	1999	1999
Knoxville	TN	6,279	—	790	6,279	7,069	78	2001	2005
Murfreesboro	TN	5,131	107	499	5,238	5,737	855	1999	1999
Austin	TX	3,006	—	2,800	3,006	5,806	132	1999	2004
Bedford	TX	4,474	—	470	4,474	4,944	196	1999	2004
College Station	TX	1,726	—	278	1,726	2,004	320	1994	1998
Corsicana	TX	1,494	59	115	1,553	1,668	341	1996	1996
Dallas	TX	3,500	809	308	4,309	4,617	2,266	1981	1994
Dallas	TX	5,142	—	510	5,142	5,652	225	1999	2004

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
Facility Type and Location				Land (2)	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Denton	TX	1,425	33	185	1,458	1,643	326	1996	1996
El Paso	TX	4,107	—	400	4,107	4,507	180	2000	2004
Ennis	TX	1,409	26	119	1,435	1,554	322	1996	1996
Ft. Worth	TX	10,417	—	640	10,417	11,057	130	2001	2005
Houston	TX	7,892	—	493	7,892	8,385	1,480	1998	1998
Houston	TX	7,194	—	1,235	7,194	8,429	1,349	1998	1998
Houston	TX	8,945	—	985	8,945	9,930	1,510	1999	1999
Houston	TX	7,052	—	1,089	7,052	8,141	1,190	1999	1999
Kerville (8)	TX	2,129	88	195	2,217	2,412	77	1997	2005
Lancaster (8)	TX	2,100	65	175	2,165	2,340	76	1997	2005
Lewisville	TX	1,892	40	260	1,932	2,192	410	1997	1997
Lubbock (16)	TX	6,591	—	140	6,591	6,731	171	1998	2005
Mansfield	TX	1,575	63	225	1,638	1,863	360	1996	1997
Paris	TX	1,465	32	166	1,497	1,663	335	1996	1996
Plano	TX	4,067	—	510	4,067	4,577	178	1999	2004
Richland Hills	TX	1,616	24	223	1,640	1,863	366	1996	1997
Richland Hills	TX	2,463	487	65	2,950	3,015	473	1998	1998
San Antonio (8)	TX	3,910	100	359	4,010	4,369	141	1997	2005
Temple (8)	TX	2,055	34	84	2,089	2,173	77	1997	2005
Tyler	TX	5,297	—	120	5,297	5,417	232	1999	2004
Weatherford	TX	1,596	85	145	1,681	1,826	353	1996	1997
Martinsville	VA	3,053	—	1,001	3,053	4,054	420	2000	2000
Midlothian	VA	8,269	—	650	8,269	8,919	1,189	2000	2000
Bellevue	WA	4,467	—	766	4,467	5,233	828	1998	1998
Richland (17)	WA	6,052	191	172	6,243	6,415	1,766	1990	1995
Richland	WA	7,339	—	200	7,339	7,539	203	1998	2005
Spokane	WA	4,121	—	466	4,121	4,587	405	1959	2003
Tacoma	WA	5,208	22	403	5,230	5,633	1,108	1997	1997
Tacoma	WA	6,690	—	—	6,690	6,690	414	1988	2003
Yakima	WA	5,122	39	500	5,161	5,661	1,027	1998	1998
Glendale (18)	WI	16,391	—	2,185	16,391	18,576	3,864	1988	1997
Greenfield (19)	WI	20,540	—	1,500	20,540	22,040	599	1999	2004
Kenosha (8)	WI	615	54	17	669	686	24	1997	2005
Menomonee Falls (20)	WI	13,190	—	4,161	13,190	17,351	3,109	1989	1997
Middleton (8)	WI	1,866	48	155	1,914	2,069	68	1997	2005
Neenah (8)	WI	1,422	77	73	1,499	1,572	53	1996	2005
Oconomowoc	WI	3,831	—	300	3,831	4,131	270	1992	2004
Onalaska (8)	WI	2,303	65	62	2,368	2,430	87	1995	2005
Oshkosh (8)	WI	1,046	86	61	1,132	1,193	39	1996	2005
St. Francis (21)	WI	9,645	—	403	9,645	10,048	585	2001	2004
Sun Prairie (8)	WI	436	89	85	525	610	16	1994	2005
Waukesha (22)	WI	5,790	—	2,272	5,790	8,062	1,592	1978	1997
Waukesha (22)	WI	9,411	1,827	2,765	11,238	14,003	2,611	1985	1997
West Allis (23)	WI	8,117	2,911	682	11,028	11,710	2,225	1996	1997
Charleston	WV	5,293	—	963	5,293	6,256	232	2000	2004
Hurricane	WV	5,418	77	705	5,495	6,200	839	1999	1999

		1,057,552	30,821	135,041	1,088,373	1,223,414	154,417

Skilled Nursing Facilities:
Benton	AR	4,659	9	685	4,668	5,353	1,011	1992	1998
Bryant	AR	4,889	16	320	4,905	5,225	1,062	1989	1998
Hot Springs	AR	2,321	—	54	2,321	2,375	1,287	1978	1986
Lake Village	AR	4,318	15	261	4,333	4,594	821	1998	1998
Monticello	AR	3,295	8	300	3,303	3,603	626	1995	1998
Morrilton	AR	3,703	7	250	3,710	3,960	804	1988	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
Facility Type and Location				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Morrilton	AR	4,995	2	308	4,997	5,305	947	1996	1998
Wynne	AR	4,165	7	327	4,172	4,499	904	1990	1998
Scottsdale	AZ	2,790	350	650	3,140	3,790	1,402	1963	1991
Chowchilla	CA	1,119	—	109	1,119	1,228	511	1965	1987
Gilroy	CA	1,892	—	714	1,892	2,606	899	1968	1991
Hayward	CA	1,222	221	795	1,443	2,238	674	1968	1991
Orange	CA	5,059	23	1,141	5,082	6,223	1,713	1987	1992
Palm Desert	CA	2,918	200	200	3,118	3,318	907	1988	1994
San Jose	CA	1,136	571	1,595	1,707	3,302	783	1968	1991
Santa Cruz	CA	1,596	440	1,492	2,036	3,528	945	1964	1991
Hartford	CT	4,154	2,248	350	6,402	6,752	586	1969	2001
Torrington	CT	2,555	499	140	3,054	3,194	1,214	1969	1987
Winsted	CT	3,495	991	70	4,486	4,556	523	1960	2001
Ft. Pierce	FL	2,758	280	125	3,038	3,163	1,856	1960	1985
Jacksonville	FL	2,787	140	498	2,927	3,425	898	1965	1996
Jacksonville	FL	1,760	3,382	1,503	5,142	6,645	378	1997	1997
Live Oak	FL	3,217	1,750	50	4,967	5,017	2,485	1983	1986
Pensacola	FL	1,833	—	77	1,833	1,910	848	1962	1987
Winter Park	FL	3,327	—	134	3,327	3,461	1,846	1982	1986
Flowery Branch	GA	3,180	600	562	3,780	4,342	840	1970	1997
Lawrenceville	GA	6,172	—	415	6,172	6,587	1,106	1998	1998
Buhl	ID	777	—	15	777	792	570	1913	1986
Lasalle	IL	2,703	—	127	2,703	2,830	1,299	1975	1991
Litchfield	IL	2,689	—	30	2,689	2,719	1,292	1974	1991
Brookville	IN	4,120	—	81	4,120	4,201	1,356	1987	1992
Evansville	IN	5,324	—	280	5,324	5,604	2,559	1968	1991
New Castle	IN	5,173	—	43	5,173	5,216	2,486	1972	1991
Petersburg	IN	2,352	—	33	2,352	2,385	1,305	1970	1986
Richmond	IN	2,520	—	114	2,520	2,634	1,398	1975	1986
Rochester	IN	4,055	250	161	4,305	4,466	2,046	1969	1991
Wabash	IN	2,790	—	40	2,790	2,830	1,341	1974	1991
Belleville	KS	1,887	—	213	1,887	2,100	802	1977	1993
Colby	KS	599	235	50	834	884	412	1974	1986
Hiawatha	KS	788	35	150	823	973	168	1974	1998
Onaga	KS	652	88	6	740	746	450	1959	1986
Salina	KS	2,463	135	27	2,598	2,625	1,028	1981	1994
Topeka	KS	1,137	58	100	1,195	1,295	243	1973	1998
Wichita	KS	3,168	26	200	3,194	3,394	106	1965	2004
Yates Center	KS	705	—	18	705	723	65	1967	2002
Lexington	KY	4,238	—	225	4,238	4,463	363	1975	2003
Lexington	KY	4,373	—	250	4,373	4,623	375	1975	2003
Amesbury	MA	4,241	607	229	4,848	5,077	1,363	1971	1997
Chestnut Hill	MA	5,884	572	2,189	6,456	8,645	319	2001	2004
Danvers	MA	2,891	487	305	3,378	3,683	958	1969	1997
Danvers	MA	3,211	1,144	327	4,355	4,682	1,287	1962	1997
Danvers	MA	7,244	1,004	392	8,248	8,640	1,048	1998	1998
Harwich	MA	12,126	1,254	1,802	13,380	15,182	677	1991	2004
Haverhill	MA	5,720	1,751	660	7,471	8,131	2,814	1973	1993
Melrose	MA	4,029	531	432	4,560	4,992	1,113	1967	1998
Norton	MA	2,572	4,669	781	7,241	8,022	1,838	1972	1996
Saugus	MA	5,262	514	374	5,776	6,150	1,659	1967	1997
Sharon	MA	1,097	4,369	844	5,466	6,310	1,303	1963	1996
Clinton	MD	5,017	946	400	5,963	6,363	2,762	1965	1987
Cumberland	MD	5,260	—	150	5,260	5,410	3,007	1968	1985
Hagerstown	MD	4,140	176	215	4,316	4,531	2,542	1971	1985

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
Facility Type and Location				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Kensington	MD	5,737	416	1,470	6,153	7,623	680	1954	2002
Westminster	MD	6,795	—	80	6,795	6,875	3,884	1973	1985
Duluth	MN	7,047	3,696	1,014	10,743	11,757	2,387	1971	1997
Hopkins	MN	4,184	—	436	4,184	4,620	2,539	1961	1985
Minneapolis	MN	5,752	1,805	333	7,557	7,890	3,970	1941	1985
Ashland	MO	3,281	—	680	3,281	3,961	117	1993	2005
Columbia	MO	5,182	—	430	5,182	5,612	183	1994	2005
Dixon	MO	1,892	—	330	1,892	2,222	81	1989	2005
Doniphan	MO	4,943	—	120	4,943	5,063	192	1991	2005
Forsyth	MO	5,472	—	230	5,472	5,702	206	1993	2005
Maryville	MO	2,689	—	51	2,689	2,740	1,537	1972	1985
Seymour	MO	3,120	—	200	3,120	3,320	113	1990	2005
Silex	MO	1,536	—	870	1,536	2,406	72	1991	2005
St. Louis	MO	1,953	—	1,370	1,953	3,323	83	1988	2005
Straford	MO	4,441	—	530	4,441	4,971	163	1995	2005
Windsor	MO	2,969	—	350	2,969	3,319	109	1996	2005
Columbus	MS	3,520	197	750	3,717	4,467	764	1976	1998
Hendersonville	NC	2,244	—	116	2,244	2,360	1,283	1979	1985
Sparks	NV	3,294	355	740	3,649	4,389	1,222	1988	1991
Boardman	OH	7,046	326	60	7,372	7,432	3,431	1962	1991
Columbus	OH	4,333	—	343	4,333	4,676	2,064	1984	1988
Galion	OH	3,420	93	24	3,513	3,537	1,656	1967	1991
Warren	OH	7,489	266	450	7,755	8,205	3,635	1967	1991
Wash Ct House	OH	4,086	166	356	4,252	4,608	1,995	1984	1988
Sapulpa	OK	2,244	—	68	2,244	2,312	1,121	1970	1986
Tonkawa	OK	795	—	18	795	813	782	1962	1987
State College	PA	4,294	266	630	4,560	5,190	158	1966	2005
Celina	TN	853	—	150	853	1,003	346	1975	1993
Clarksville	TN	3,479	—	350	3,479	3,829	1,411	1967	1993
Decatur	TN	3,329	27	193	3,356	3,549	715	1981	1998
Jonesborough	TN	2,553	—	65	2,553	2,618	1,035	1982	1993
Madison	TN	6,415	433	1,120	6,848	7,968	1,334	1967	1998
Albany	TX	865	34	3	899	902	146	1978	2002
Austin	TX	3,726	46	360	3,772	4,132	457	1968	2002
Balch Springs	TX	2,135	18	64	2,153	2,217	289	1977	2002
Baytown	TX	1,902	187	61	2,089	2,150	831	1970	1990
Baytown	TX	2,388	331	90	2,719	2,809	1,037	1975	1990
Bowie	TX	3,205	28	127	3,233	3,360	384	1955	2002
Center	TX	1,424	299	22	1,723	1,745	665	1972	1990
Clarksville	TX	1,583	9	4	1,592	1,596	166	1965	2002
Clarksville	TX	3,075	174	210	3,249	3,459	83	1989	2005
Cleburne	TX	1,615	32	128	1,647	1,775	251	1972	2002
Clyde	TX	874	34	10	908	918	135	1963	2002
Crowell	TX	960	7	2	967	969	101	1975	2002
Dallas	TX	2,644	118	64	2,762	2,826	368	1976	2002
DeSoto	TX	4,662	—	610	4,662	5,272	158	1987	2005
El Paso	TX	1,888	—	166	1,888	2,054	891	1980	1988
El Paso	TX	1,628	93	206	1,721	1,927	250	1975	2002
Flowery Mound	TX	4,873	41	488	4,914	5,402	431	1995	2002
Fort Worth	TX	1,993	6	230	1,999	2,229	204	1969	2002
Fort Worth	TX	2,460	33	201	2,493	2,694	339	1971	2002
Garland	TX	1,619	320	238	1,939	2,177	742	1970	1990
Gilmer	TX	4,816	90	248	4,906	5,154	938	1990	1998
Greenville	TX	1,680	31	95	1,711	1,806	241	1976	2002
Henderson	TX	1,713	120	90	1,833	1,923	259	1966	2002

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
Facility Type and Location				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Houston	TX	4,155	408	408	4,563	4,971	1,904	1982	1993
Houston	TX	1,342	5	101	1,347	1,448	139	1977	2002
Humble	TX	1,821	336	140	2,157	2,297	821	1972	1990
Huntsville	TX	1,930	140	135	2,070	2,205	835	1968	1990
Jacksonville	TX	2,041	33	54	2,074	2,128	287	1973	2002
Linden	TX	2,520	75	25	2,595	2,620	1,070	1968	1993
Lubbock	TX	2,064	89	633	2,153	2,786	290	1977	2002
McAllen	TX	1,115	35	153	1,150	1,303	169	1966	2002
McAllen	TX	2,850	36	171	2,886	3,057	370	1982	2002
McKinney	TX	4,797	—	1,263	4,797	6,060	933	1967	2000
Mesquite	TX	2,658	32	153	2,690	2,843	351	1974	2002
Mineral Wells	TX	1,635	33	52	1,668	1,720	240	1975	2002
Mount Pleasant	TX	2,505	158	40	2,663	2,703	1,080	1970	1993
Munday	TX	498	80	2	578	580	116	1967	2002
Nacogdoches	TX	1,104	150	135	1,254	1,389	522	1973	1990
New Boston	TX	2,366	74	44	2,440	2,484	1,006	1966	1993
Omaha	TX	1,579	92	28	1,671	1,699	679	1970	1993
Plainview	TX	3,679	—	550	3,679	4,229	70	1994	2005
Rosenberg	TX	2,013	40	112	2,053	2,165	284	1977	2002
Rusk	TX	1,549	34	23	1,583	1,606	221	1972	2002
San Antonio	TX	1,636	128	221	1,764	1,985	721	1965	1990
San Antonio	TX	4,536	—	—	4,536	4,536	454	1988	2002
San Antonio	TX	2,224	92	268	2,316	2,584	300	1975	2002
San Antonio	TX	2,320	399	308	2,719	3,027	270	1986	2004
Sherman	TX	2,075	77	67	2,152	2,219	885	1971	1993
Sulphur Springs	TX	1,649	28	72	1,677	1,749	253	1969	2002
Texarkana	TX	1,244	—	87	1,244	1,331	690	1983	1986
Texas City	TX	1,389	21	54	1,410	1,464	153	1973	2002
Vernon	TX	608	34	14	642	656	123	1952	2002
Waxahachie	TX	3,493	175	319	3,668	3,987	1,624	1976	1987
Weatherford	TX	2,252	33	346	2,285	2,631	290	1967	2002
White Settlement	TX	2,258	38	66	2,296	2,362	301	1969	2002
Wichita Falls	TX	3,041	35	51	3,076	3,127	363	1969	2002
Wichita Falls	TX	687	5	10	692	702	72	1965	2002
Salt Lake City	UT	2,479	34	280	2,513	2,793	83	1972	2004
Annandale	VA	7,752	—	487	7,752	8,239	4,431	1963	1985
Charlottesville	VA	4,620	—	362	4,620	4,982	2,641	1964	1985
Petersburg	VA	2,215	—	93	2,215	2,308	1,266	1972	1985
Petersburg	VA	2,945	—	94	2,945	3,039	1,683	1976	1985
Everett	WA	7,045	—	830	7,045	7,875	268	1995	2004
Moses Lake	WA	4,307	1,326	304	5,633	5,937	1,735	1972	1994
Moses Lake	WA	2,385	—	164	2,385	2,549	901	1988	1994
Seattle	WA	5,752	182	1,223	5,934	7,157	1,684	1993	1994
Shelton	WA	4,382	300	327	4,682	5,009	1,041	1998	1998
Vancouver	WA	6,254	—	680	6,254	6,934	238	1991	2004
Chilton	WI	2,275	148	55	2,423	2,478	1,410	1963	1986
Florence	WI	1,529	—	15	1,529	1,544	848	1970	1986
Glendale	WI	6,515	218	1,649	6,733	8,382	1,873	1993	1997
Green Bay	WI	2,255	—	300	2,255	2,555	1,251	1965	1986
Sheboygan	WI	1,697	—	348	1,697	2,045	937	1967	1986
St. Francis	WI	535	—	80	535	615	296	1960	1986
Tomah	WI	1,745	128	115	1,873	1,988	1,125	1974	1985
Waukesha	WI	13,361	1,765	2,196	15,126	17,322	3,935	1973	1997
Wisconsin Dells	WI	1,697	—	81	1,697	1,778	938	1972	1986
Logan	WV	3,006	—	100	3,006	3,106	261	1987	2004

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

		Initial Cost to Building and Improvements	Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accum. Depr.	Original Construction Date	Date Acquired
Facility Type and Location				Land (2)	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Ravenswood	WV	2,986	—	250	2,986	3,236	254	1987	2004
South Charleston	WV	4,907	—	750	4,907	5,657	461	1987	2004
White Sulphur	WV	2,894	—	250	2,894	3,144	258	1987	2004
Casper	WY	5,816	—	930	5,816	6,746	392	1994	2004
Sheridan	WY	4,404	—	837	4,404	5,241	292	1989	2004

		566,028	47,723	60,937	613,751	674,688	167,252

Continuing Care Retirement Communities:
Chandler	AZ	7,039	3,868	1,980	10,907	12,887	997	1992	2002
Sterling	CO	2,715	1	400	2,716	3,116	1,064	1979	1994
Largo	FL	8,258	2,875	910	11,133	12,043	3,298	1972	2002
Northborough	MA	2,512	11,844	300	14,356	14,656	1,537	1968	1998
Trenton	TN	3,004	—	174	3,004	3,178	401	1974	2000
Corpus Christi	TX	14,930	14,092	1,848	29,022	30,870	6,352	1985	1997

		38,458	32,680	5,612	71,138	76,750	13,649

Specialty Hospitals:
Scottsdale	AZ	5,924	195	242	6,119	6,361	2,651	1986	1988
Tucson	AZ	9,435	1	1,275	9,436	10,711	3,194	1992	1992
Orange	CA	3,715	—	700	3,715	4,415	260	2000	2004
Tustin	CA	33,135	—	1,800	33,135	34,935	2,019	1991	2004
Conroe	TX	3,772	—	900	3,772	4,672	316	1992	2004
Houston	TX	3,272	—	200	3,272	3,472	257	1999	2004
The Woodlands	TX	2,472	—	100	2,472	2,572	209	1995	2004

		61,725	196	5,217	61,921	67,138	8,906

Land:
McKinney	TX	—	—	756	—	756	—		2005

		—	—	756	—	756	—

GRAND TOTAL		1,723,763	111,420,	207,563	1,835,183	2,042,746	344,224

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Gross amount at which land is carried at close of period also represents initial costs to the Company.
(3)	Real estate is security for notes payable in the aggregate of $ 28,190,000 at December 31, 2005.
(4)	Real estate is security for notes payable in the aggregate of $ 7,463,000 at December 31, 2005.
(5)	Real estate is security for notes payable in the aggregate of $ 7,082,000 at December 31, 2005.
(6)	Real estate is security for notes payable in the aggregate of $ 28,247,000 at December 31, 2005.
(7)	Real estate is security for notes payable in the aggregate of $ 27,525,000 at December 31, 2005.
(8)	Real estate is security for notes payable in the aggregate of $ 58,918,000 at December 31, 2005.
(9)	Real estate is security for notes payable in the aggregate of $ 6,130,000 at December 31, 2005.
(10)	Real estate is security for notes payable in the aggregate of $ 7,361,000 at December 31, 2005.
(11)	Real estate is security for notes payable in the aggregate of $ 3,092,000 at December 31, 2005.
(12)	Real estate is security for notes payable in the aggregate of $ 2,690,000 at December 31, 2005.
(13)	Real estate is security for notes payable in the aggregate of $ 704,000 at December 31, 2005.
(14)	Real estate is security for notes payable in the aggregate of $ 3,022,000 at December 31, 2005.
(15)	Real estate is security for notes payable in the aggregate of $ 3,090,000 at December 31, 2005.
(16)	Real estate is security for notes payable in the aggregate of $ 3,927,000 at December 31, 2005.
(17)	Real estate is security for notes payable in the aggregate of $ 6,331,000 at December 31, 2005.
(18)	Real estate is security for notes payable in the aggregate of $ 4,836,000 at December 31, 2005.
(19)	Real estate is security for notes payable in the aggregate of $ 9,094,000 at December 31, 2005.
(20)	Real estate is security for notes payable in the aggregate of $ 9,442,000 at December 31, 2005.
(21)	Real estate is security for notes payable in the aggregate of $ 6,000,000 at December 31, 2005.
(22)	Real estate is security for notes payable in the aggregate of $ 5,626,000 at December 31, 2005.
(23)	Real estate is security for notes payable in the aggregate of $ 7,508,000 at December 31, 2005.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2005

(Dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation
Balances at December 31, 2002	$1,454,188	$224,400
Acquisitions	13,663	39,500
Improvements	26,724	2,923
Reclassifications	6,633	—
Sales	(32,043)	(7,417)

Balances at December 31, 2003	1,469,165	259,406

Acquisitions	381,989	33,029
Improvements and Construction	16,398	14,050
Sales	(14,596)	(2,719)

Balances at December 31, 2004	1,852,956	303,766

Acquisitions	256,551	44,093
Improvements and Construction	9,821	2,054
Sales and Transfers to Assets Held for Sale	(76,582)	(5,689)

Balances at December 31, 2005	$2,042,746	$344,224

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial and Portfolio Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Portfolio Officer concluded that our disclosure controls and procedures were effective as of the end of the annual period covered by this report. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on our internal controls over financial reporting can be found on page 37 of this report. The Independent Registered Public Accounting Firm’s attestation report on management’s assessment of the effectiveness of our internal control over financial reporting can also be found on page 39 of this report.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required regarding executive officers is included under the caption “ Executive Officers of the Company” in Item 1.

Incorporated herein by reference to the information regarding directors under the caption “Item 1—Election of Directors” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2006, to be filed pursuant to Regulation 14A.

Incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2006, to be filed pursuant to Regulation 14A.

Information required regarding our Business Code of Conduct & Ethics is included under the caption “Business Code of Conduct & Ethics” in Item 1.

Item 11.	Executive Compensation.

Incorporated herein by reference to the information under the captions “Executive Compensation” and “How are directors compensated?” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2006, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information under the caption “Stock Ownership” and to the Equity Compensation Plan Information table under the caption “Equity Compensation Plan Information” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2006, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions.

Incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2006, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 21, 2006, to be filed pursuant to Regulation 14A.

PART IV

Item	15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits

Exhibit No.	Description

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement to Merge, dated August 19, 1997, among the Company, Laureate Investments, Inc. and Laureate Properties, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 7, 1997, and incorporated herein by this reference.

3.	Articles of Incorporation and Bylaws.

3.1(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1(b)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.

3.1(c)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1(d)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

3.1(e)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997, and incorporated herein by this reference.

3.1(f)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated June 30, 2004, filed as Exhibit 3.1 to the Company’s Form 8-K dated June 28, 2004, and incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K dated June 28, 2004 and incorporated herein by this reference.

Exhibit No.	Description

4.	Instruments Defining Rights of Security Holders, Including Indentures.

4.1	Indenture dated as of November 16, 1992, between Nationwide Health Properties, Inc., Issuer to The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit 4.1 to the Company’s Form S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.

4.2	Indenture dated as of January 12, 1996, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 33-65423) dated December 27, 1995, and incorporated herein by this reference.

4.3	Indenture dated as of August 19, 1997 between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.

4.4	Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

4.5	First Supplemental Indenture dated as of May 18, 2005, between the Company and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 11, 2005, and incorporated herein by this reference.

4.6	Specimen Common Stock Certificate, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-127366) dated August 9, 2005, and incorporated herein by this reference.

10.	Material Contracts.

10.1	1989 Stock Option Plan of the Company as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.2	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan. (Filed as Appendix B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on March 24, 2005 (Commission File No. 001-09028) and incorporated herein by this reference.)

10.3	The Company’s Retirement Plan for Directors as Amended and Restated October 21, 2003, filed as Exhibit 10.2 to the Company’s 10-K for the year ended December 31, 2003 and incorporated herein by this reference.

10.4	Deferred Compensation Plan of the Company effective September 1, 1991, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

10.4(a)	Amendment 2004-1 to the Company’s Deferred Compensation Plan dated June 1, 2004, filed as Exhibit 10.3(a) to the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.

10.4(b)	Amendment 2004-2 to the Company’s Deferred Compensation Plan dated December 13, 2004, filed as Exhibit 10.3(b) to the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.

10.5	Amended and Restated Credit Agreement, dated as of October 20, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

Exhibit No.	Description

10.6	Form of Indemnity Agreement for officers and directors of the Company including R. Bruce Andrews, David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, Douglas M. Pasquale, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Abdo H. Khoury, Harold B. McKown, Don M. Pearson, John J. Sheehan, Jr., and David E. Snyder, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

10.7	Executive Employment Security Policy as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.8	Form of Change in Control Agreement with certain officers of the Company including David M. Boitano, Donald D. Bradley, Abdo H. Khoury, Harold B. McKown, John J. Sheehan Jr. and David E. Snyder, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004 and incorporated herein by this reference.

10.9	Employment agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated as of February 25, 1998, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

10.10	Retirement and Severance Agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated April 16, 2004, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.

10.11	Employment agreement entered into by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale dated as of September 30, 2003, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by this reference.

10.11(a)	First Amendment to Employment Agreement of Douglas M. Pasquale dated as of January 31, 2005, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 31, 2005, and incorporated herein by this reference.

10.12	Separation Agreement dated April 5, 2005, by and between the Company and Mark L. Desmond, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005, and incorporated herein by this reference.

10.13	Form of Restricted Stock Agreement Under the Nationwide Health Properties, Inc. 1989 Stock Option Plan as Amended and Restated April 20, 2001, filed as Exhibit 10.1 to the Company’s Form 10-Q, dated March 31, 2005, and incorporated herein by this reference.

10.14	Purchase and Sale Agreement, dated as of October 6, 2005, by and among the Company and the entities listed on Schedule 1 thereto, filed as Exhibit 2.1 to the Company’s Form 8-K dated October 6, 2005, and incorporated herein by this reference.

12.	Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Company.

23.	Consents of Experts and Counsel.

23.1	Consent of Ernst & Young LLP.

31.	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.

32.	Section 1350 Certifications of CEO and CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale
President and Chief Executive Officer

Dated: February 6, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	February 6, 2006

/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	President, Chief Executive Officer and Director	February 6, 2006

/s/ ABDO H. KHOURY Abdo H. Khoury	Senior Vice President and Chief Financial and Portfolio Officer (Principal Financial and Accounting Officer)	February 6, 2006

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	February 6, 2006

/s/ DAVID R. BANKS David R. Banks	Director	February 6, 2006

/s/ WILLIAM K. DOYLE William K. Doyle	Director	February 6, 2006

/s/ ROBERT D. PAULSON Robert D. Paulson	Director	February 6, 2006

/s/ KEITH P. RUSSELL Keith P. Russell	Director	February 6, 2006

/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 6, 2006