Form 10-Q
period 2006-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2006-05-04
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at April 30, 2006: 74,739,376

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

MARCH 31, 2006

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$231,439	$207,563
Buildings and improvements	1,998,752	1,835,183

	2,230,191	2,042,746
Less accumulated depreciation	(354,861)	(344,224)

	1,875,330	1,698,522
Mortgage loans receivable, net	83,729	87,553

	1,959,059	1,786,075
Cash and cash equivalents	12,399	10,005
Receivables	6,440	5,741
Assets held for sale	1,482	9,198
Other assets	84,333	56,201

	$2,063,713	$1,867,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Borrowings under unsecured credit facility	$335,000	$224,000
Senior notes due 2006-2038	570,225	570,225
Notes and bonds payable	293,762	236,278
Accounts payable and accrued liabilities	61,338	55,685

Total liabilities	1,260,325	1,086,188
Minority interest	1,825	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
Series A, 900,485 shares issued and outstanding at March 31, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	90,049	90,049
Series B, 1,064,500 shares issued and outstanding at March 31, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; 68,889,376 and 67,811,117 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	6,889	6,781
Capital in excess of par value	911,429	889,008
Cumulative net income	906,789	878,716
Cumulative dividends	(1,220,043)	(1,189,972)

Total stockholders’ equity	801,563	781,032

	$2,063,713	$1,867,220

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share amounts)
Revenues:
Rental income
Triple net lease rent	$55,646	$46,852
Medical office building rent	1,917	—

	57,563	46,852
Interest and other income	2,994	2,495

	60,557	49,347
Expenses:
Interest and amortization of deferred financing costs	19,228	14,586
Depreciation and amortization	16,208	12,603
General and administrative	3,797	3,901
Medical office building operating expenses	999	—
Impairment of assets	—	310

	40,232	31,400

Income before unconsolidated entity and minority interest	20,325	17,947
Income from unconsolidated joint venture	—	847
Minority interest in losses	(48)	—

Income from continuing operations	20,373	18,794

Discontinued operations:
Gain on sale of facilities, net	7,210	33
Income (loss) from discontinued operations	490	(5,466)

	7,700	(5,433)

Net income	28,073	13,361
Preferred stock dividends	(3,791)	(3,982)

Income available to common stockholders	$24,282	$9,379

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.24	$0.22

Discontinued operations	$0.11	$(0.08)

Income available to common stockholders	$0.35	$0.14

Dividends paid per share	$0.38	$0.37

Diluted weighted average shares outstanding	68,449	67,053

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2005	1,965	$196,499	67,811	$6,781	$889,008	$878,716	$(1,189,972)	$781,032
Issuance of common stock	—	—	1,078	108	22,381	—	—	22,489
Stock option amortization	—	—	—	—	40	—	—	40
Net income	—	—	—	—	—	28,073	—	28,073
Preferred dividends	—	—	—	—	—	—	(3,791)	(3,791)
Common dividends	—	—	—	—	—	—	(26,280)	(26,280)

Balances at March 31, 2006	1,965	$196,499	68,889	$6,889	$911,429	$906,789	$(1,220,043)	$801,563

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$28,073	$13,361
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,208	12,603
Depreciation and amortization in discontinued operations	36	743
Gain on sale of facilities	(7,210)	(33)
Impairment of assets	—	7,169
Amortization of deferred financing costs	554	447
Equity in earnings from unconsolidated joint venture	—	(754)
Cash distribution from unconsolidated joint venture	—	550
Changes in operating assets and liabilities:
Receivables	(699)	995
Other assets	(4,150)	1,605
Accounts payable and accrued liabilities	6,573	2,536

Net cash provided by operating activities	39,385	39,222

Cash flows from investing activities:
Investment in real estate facilities	(146,278)	(56,545)
Deposit for real estate acquisitions	(8,000)	—
Proceeds from sale of real estate facilities	19,194	2,126
Return of investment from unconsolidated joint venture	—	875
Investment in mortgage loans receivable	(692)	—
Principal payments on mortgage loans receivable	5,147	421

Net cash used in investing activities	(130,629)	(53,123)

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	180,000	101,000
Repayment of borrowings under unsecured revolving credit facility	(69,000)	(41,000)
Issuance of common stock, net	22,453	4,384
Contributions from minority interests	1,882	—
Repayments of senior unsecured debt	—	(18,000)
Principal payments on notes and bonds payable	(11,385)	(2,755)
Dividends paid	(30,071)	(29,017)
Deferred financing costs	(241)	—

Net cash provided by financing activities	93,638	14,612

Increase in cash and cash equivalents	2,394	711
Cash and cash equivalents, beginning of period	10,005	8,473

Cash and cash equivalents, end of period	$12,399	$9,184

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

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

As of March 31, 2006, we had investments in 448 health care facilities in 39 states, consisting of:

•	197 skilled nursing facilities;

•	214 assisted and independent living facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals;

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest; and

•	2 assets held for sale.

Our facilities, other than the medical office buildings, are operated by 74 different tenants, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation	16

• Brookdale Senior Living, Inc.	100

• Emeritus Corporation	23

• Extendicare, Inc.	5

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One tenant of our facilities accounted for 10% or more of our revenues at March 31, 2006, as follows:

• Brookdale Senior Living, Inc.	15%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission. All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The results of operations for the three-month periods ending March 31, 2006 and 2005 are not necessarily indicative of the results for a full year.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

until all possible contingencies have been eliminated. Most of our leases with additional rent contingent upon facility net patient revenues in excess of base amounts are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

We have on occasion deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new tenants. Also, certain leases we entered into, primarily with regard to facilities returned to us by tenants in bankruptcy, have had reduced or free rent in the early months of the lease or fixed increases in future years. These deferred amounts are repaid over the remainder of the lease term. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. We received $97,000 of cash in excess of revenues recorded during the three months ended March 31, 2006 and received $325,000 of cash in excess of revenues recorded during the three months ended March 31, 2005. There was $7,770,000 at March 31, 2006 and $8,486,000 at December 31, 2005 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock options granted to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income includes stock-based compensation expense of $543,000 for the three-month period ended March 31, 2006 and $330,000 for the three-month period ended March 31, 2005.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $15,368,000 for the three months ended March 31, 2006 and $12,347,000 for the three months ended March 31, 2005. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities subject to an in-place lease. Accordingly, in those instances, we may allocate a portion of purchase prices to the value of in-place leases. The costs to execute a lease and the value of above or below market leases at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the lease to real estate amortization expense or rental revenues, as appropriate.

Impact of New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force released Issue No. 04-5 Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. EITF 04-5 is not expected to have a material impact on our results of operations or financial position.

3. Real Estate Properties

As of March 31, 2006, we had direct ownership of 184 skilled nursing facilities, 213 assisted and independent living facilities, six continuing care retirement communities and seven specialty hospitals. We lease

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our owned facilities to single tenants under “triple-net” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 84% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 340 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling approximately $62,000,000. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. No individual property held by us is material to us as a whole.

During the three months ended March 31, 2006, we acquired twelve skilled nursing facilities and two assisted and independent living facilities in three separate transactions for an aggregate investment of $156,168,000, including the assumption of $62,441,000 of mortgage financing. We also funded $3,225,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2006, we have committed to fund additional expansions, construction and capital improvements of approximately $31,000,000.

During the three-month period ended March 31, 2006, we sold four skilled nursing facilities to the tenants of the facilities pursuant to purchase options, none of which were previously transferred to assets held for sale, for net cash proceeds of $9,954,000. We provided a mortgage loan related to the sale of two facilities to the former tenant in the amount of $1,148,000, partially offset by a deferred gain of $517,000 that will be recognized in proportion to principal payments received. The other sales resulted in a total gain of $5,823,000 that is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

As of March 31, 2006, we held 13 mortgage loans receivable secured by 13 skilled nursing facilities, one assisted living facility, one continuing care retirement community and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of March 31, 2006, the mortgage loans receivable had a net book value of $83,729,000 with individual outstanding balances ranging from $631,000 to $10,685,000 and maturities ranging from 2007 to 2024.

During the three months ended March 31, 2006, we funded one mortgage loan secured by two skilled nursing facilities we sold to the former tenant totaling $1,148,000 and one mortgage loan secured by land for $692,000. In addition, one mortgage loan was prepaid in the amount of $5,003,000.

5. Medical Office Building Joint Venture

On December 6, 2005, we entered into a joint venture, NHP/Broe, LLC, with The Broe Companies to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds 10%. Broe is the managing member, however the joint venture is consolidated by us. The accounting policies of the joint venture are consistent with those of the Company. No investments were made by or into this joint venture prior to 2006.

For the first 36 months of the joint venture, we will receive 100% of the proceeds of the joint venture until we have received a cumulative annual return of 8.5%, at which point Broe will receive 100% of the proceeds until it has received a cumulative annual return of 8.5%. If we have not received a cumulative annual return of

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.5% after the first 36 months, distributions will go to the members in accordance with their ownership percentages until such time as we earn a cumulative annual return of 8.5% and then 100% to Broe until it has also achieved a cumulative annual return of 8.5%. Then distributions shall be made 65% to us and 35% to Broe until we have achieved a cumulative annual return of 10.5%. Thereafter distributions will be made 50% to each party.

During the three months ended March 31, 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was allocated to real estate, $14,502,000 was allocated to in-place leases related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was financed with a bridge loan from us of approximately $30,729,000, capital contributions from us of approximately $16,981,000, capital contributions from Broe of approximately $1,887,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing. All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

The balance sheet and income statement for the joint venture below present its financial position as of March 31, 2006 and its results of operations for the three-month period ended March 31, 2006 in thousands. Intercompany balances have not been eliminated in preparing the financial statements included below.

BALANCE SHEET

March 31, 2006
(Unaudited)
Assets
Real estate:
Land	$3,296
Buildings and improvements	35,179

38,475
Less accumulated depreciation	(227)

38,248
Cash and cash equivalents	462
Other assets	17,688

$56,398

Liabilities and Equity
Notes and bonds payable	$37,157
Accounts payable and accrued liabilities	993
Equity:
NHP	16,423
Broe	1,825

Total equity	18,248

$56,398

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

INCOME STATEMENT

(Unaudited)

Three Months Ended March 31, 2006
Rental income	$1,917
Expenses:
Interest and amortization of deferred financing costs	546
Depreciation and amortization	847
Operating expenses	999

2,392

Net loss	$(475)

6. Assets Held for Sale

During 2006, we sold three assets held for sale for $9,130,000 resulting in a gain of $1,387,000 included in discontinued operations. At March 31, 2006 two buildings and one land parcel remained in assets held for sale. At December 31, 2005 five buildings and one land parcel remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at March 31, 2006 within one year.

7. Unsecured Credit Facility

At March 31, 2006, we had $335,000,000 outstanding on our $700,000,000 credit facility, which is comprised of a $600,000,000 revolving facility with a three year term and an option on our part to extend for one year and a $100,000,000 five year term loan. At our option, borrowings under the agreement bear interest at prime (7.75% at March 31, 2006) or LIBOR plus 0.90% (5.73% at March 31, 2006). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 and the term loan matures October 20, 2010.

8. Common Stock

On January 17, 2006 we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. During the quarter ended March 31, 2006, we sold 809,600 shares of common stock at a weighted average price of $22.90 resulting in net proceeds of $18,080,000 after underwriting fees.

On March 30, 2006, we priced an offering of 9,000,000 shares of common stock at $21.50 per share with a closing date of April 5, 2006. The underwriters also exercised an option to purchase 1,350,000 additional shares of common stock to cover over-allotments. Of the 10,350,000 shares to be issued, 5,850,000 were issued directly by us and 4,500,000 were sold by affiliates of certain underwriters in connection with the forward sale agreements between such affiliates and us. The net proceeds from the 5,850,000 shares issued directly by us on the closing date of approximately $119,000,000 after underwriters’ discounts and estimated expenses will be used to repay borrowings under our credit facility and eventually to fund a portion of our acquisition and master leaseback of the real estate holdings of Hearthstone Assisted Living, Inc., which was announced on March 22, 2006 and is expected to close by May 31, 2006. We have the option of settling the 4,500,000 forward shares in shares of common stock or cash at any time during the twelve months following the closing date. We intend to issue new shares at a price of $20.54 per share (net of the underwriters’ discount) to settle the forward sale resulting in net proceeds of $92,430,000, however we could elect to cash settle which would result in either the company or the underwriters paying the other party a sum of money that would be determined based on changes in our stock price between the closing date and the settlement date.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2006 was 2%. During the three months ended March 31, 2006, we issued approximately 176,000 shares of common stock resulting in net proceeds of $3,825,000.

9. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is only comprised of dilutive stock options. The calculation below excludes the Series B Convertible Preferred stock which is not dilutive for any period presented and 110,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2006 and 288,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2005. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended March 31,
	2006		2005
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$20,373		$18,794
Less: preferred stock dividends	(3,791)		(3,982)

Amounts used to calculate Basic EPS	16,582	68,332	14,812	66,934
Effect of dilutive securities:
Stock options	—	117	—	119

Amounts used to calculate Diluted EPS	$16,582	68,449	$14,812	67,053

10. Impairment of Assets

There were no asset impairments during the three months ended March 31, 2006.

During the three months ended March 31, 2005, we recognized an impairment of assets charge of $7,019,000 related to one facility that would no longer be operated as a skilled nursing facility. The impairment included the write-down of the facility to its estimated fair value less costs to sell, a reserve against a receivable from the tenant of the facility and the write off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less costs to sell.

11. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005 and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the plan. There was no service cost for the plan for the three months ended March 31, 2006. Service cost was $27,000 for the three months ended March 31, 2005. The interest cost for the plan was $22,000 for the three

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months ended March 31, 2006 and $17,000 for the three months ended March 31, 2005. We made $25,000 of contributions to the plan for the three months ended March 31, 2006 and $50,000 for the three months ended March 31, 2005 and we expect to make $56,000 of contributions during the remainder of 2006.

12. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 10 for more detail regarding the facilities sold and classified as held for sale during 2006. The following table details the amounts reclassified to discontinued operations for the periods presented:

	Three months ended March 31,
	2006	2005
	(In thousands)
Rental income	$569	$2,163
Expenses:
Depreciation and amortization	36	743
General and administrative	43	27
Impairment of assets	—	6,859

	79	7,629

Income (loss) from discontinued operations	$490	$(5,466)

13. Litigation

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

14. Subsequent Events

On April 5, 2006, we closed on the sale of 5,850,000 shares of common stock (including the underwriters’ over-allotment option of 1,350,000 shares) at $21.50 per share. The net proceeds from the sale of these shares of approximately $119,000,000 after underwriters’ discounts and estimated expenses will be used to repay borrowings under our credit facility and eventually to fund a portion of our acquisition and master leaseback of the real estate holdings of Hearthstone Assisted Living, Inc., which was announced on March 22, 2006 and is expected to close by May 31, 2006.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. The majority of our leases do not contain fixed increases or provide for free or reduced rent at the beginning of the lease term. However, certain leases for facilities we have constructed have had free rent for the first three to six months and certain leases we entered into, primarily with regard to facilities returned to us by tenants in bankruptcy have had reduced or free rent in the early months of the lease or fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we provide a reserve against the current rental income as an offset to revenue, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We received $97,000 of cash in excess of revenues recorded during the three months ended March 31, 2006 and received $325,000 of cash in excess of revenues recorded during the three months ended March 31, 2005. There is $7,770,000 at March 31, 2006 and $8,486,000 at December 31, 2005 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by the tenant that it will not renew its lease, a decision to dispose of an asset or changes in the market value of the property. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than the current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair market value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less costs to sell. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. There were no asset impairments during the three months ended March 31, 2006. During the three months ended March 31, 2005, we recognized an impairment of assets charge of $7,169,000, $7,019,000 of which related to the write-down of one facility that would no longer be operated as a skilled nursing facility and a reserve against a receivable from the tenant of the facility and $150,000 of which related to the write-down of one land parcel in assets held for sale to its estimated fair value less costs to sell.

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

Impact of New Accounting Pronouncements

In June 2005, the Emerging Issues Task Force released Issue No. 04-5 Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (EITF 04-5). EITF 04-5 creates a framework for evaluating whether a general partner or a group of general partners controls a limited partnership or a managing member or a group of managing members controls a limited liability company and therefore should consolidate the entity. EITF 04-5 states that the presumption of general partner or managing member control would be overcome only when the limited partners or non-managing members have certain specific rights as outlined in EITF 04-5. EITF 04-5 is effective immediately for all newly formed limited partnerships and for existing limited partnership agreements that are modified. EITF 04-5 is not expected to have a material impact on our results of operations or financial position.

Operating Results

Three-Month Period Ended March 31, 2006 vs. Three-Month Period Ended March 31, 2005

Rental income increased $8,794,000, or 19%, in 2006 as compared to 2005. The increase was primarily due to rental income from 14 facilities acquired in 2006, 64 facilities acquired during 2005 and rent increases at existing facilities totaling $1,479,000. Interest and other income increased $499,000, or 20%, over 2005. The increase was primarily due to two loans funded during 2005 and two loans funded during 2006 partially offset by loan repayments. Medical office building revenue is generated by the medical office buildings we acquired through our joint venture with The Broe Companies during the first quarter of 2006.

Interest and amortization of deferred financing costs increased $4,642,000, or 32%, over 2005. The increase was primarily due to increased borrowings to fund acquisitions in 2005 and 2006, an increase in the interest rates on our floating rate debt and the assumption of $68,878,000 of secured debt during the first quarter of 2006 and $70,506,000 during 2005, partially offset by interest savings from the extinguishment of $131,775,000 of senior notes in August 2005. Depreciation and amortization increased $3,605,000, or 29%, over 2005. The increase was primarily due to the acquisition of 14 facilities in 2006 and 64 facilities during 2005 as well as the amortization of lease related intangible assets in the medical office building joint venture. General and administrative expenses decreased $104,000, or 3%, over 2005. The decrease was primarily due to a $585,000 charge in 2005 related to the separation of our former chief financial officer, partially offset by increases in other general corporate expenses. Medical office building joint venture operating expenses relate to the operations of the non-triple-net leased medical office building portfolio that was acquired during the first quarter of 2006.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Income from discontinued operations increased $13,133,000 versus 2005. The income from discontinued operations of $7,700,000 for the three months ended March 31, 2006 is comprised of a gain on sale of $7,210,000 and rent revenue of $569,000, partially offset by general and administrative expenses of $43,000 and depreciation of $36,000. The loss from discontinued operations for the three months ended March 31, 2005 was comprised of an asset impairment of $6,859,000, depreciation and amortization of $743,000 and general and administrative expenses of $27,000, offset by rental income of $2,163,000 and a gain on sale of $33,000. The difference in the composition of the income from discontinued operations (excluding the gains and impairments) was primarily caused by the fact that the facilities sold in 2005 had income in 2005, but do not have income in 2006, while the assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have leases on ten facilities expiring in 2006. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. We believe our tenants may exercise purchase options on assets totaling between $23,000,000 to $51,000,000 during the remainder of 2006. However, we do not have any control over whether our tenants will choose to exercise any available purchase options. Additional investments in healthcare facilities would increase rental and/or interest income. At this time we expect to make additional acquisitions during 2006, although the quantity and timing of any such acquisitions cannot be accurately forecast. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Investment in Consolidated Medical Office Building Joint Venture

On December 6, 2005, we entered into a joint venture, NHP/Broe, LLC, with The Broe Companies to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds 10%. Broe is the managing member, however the joint venture is consolidated by us. The accounting policies of the joint venture are consistent with those of the Company. No investments were made by or into this joint venture prior to 2006.

For the first 36 months of the joint venture, we will receive 100% of the proceeds of the joint venture until we have received a cumulative annual return of 8.5%, at which point Broe will receive 100% of the proceeds until it has received a cumulative annual return of 8.5%. If we have not received a cumulative annual return of 8.5% after the first 36 months, distributions will go to the members in accordance with their ownership percentages until such time as we earn a cumulative annual return of 8.5% and then 100% to Broe until it has also achieved a cumulative annual return of 8.5%. Then distributions shall be made 65% to us and 35% to Broe until we have achieved a cumulative annual return of 10.5%. Thereafter distributions will be made 50% to each party.

During the three months ended March 31, 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was allocated to real estate, $14,502,000 was allocated to in-place leases related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was financed with a bridge loan from us of approximately $30,729,000, capital contributions from us of approximately $16,936,000, capital contributions from Broe of approximately $1,882,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing. All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $163,000, or 1%, over 2005. This was primarily due to increased income and changes in the balances of operating assets and liabilities. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the three months ended March 31, 2006, we acquired 12 skilled nursing facilities and two assisted and independent living facilities in three separate transactions for an aggregate investment of $156,168,000 including the assumption of $62,441,000 of mortgage financing. We also funded $3,225,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At March 31, 2006, we had committed to fund additional expansions, construction and capital improvements of approximately $31,000,000.

During 2006, we also acquired 21 medical office buildings through a joint venture with Broe for approximately $55,985,000, including the assumption of $6,438,000 of mortgage financing.

Also, during the three months ended March 31, 2006, we funded two mortgage loans secured by two skilled nursing facilities and one land parcel totaling $1,839,000.

On March 22, 2006 we entered into definitive agreements for the acquisition and master leaseback of the real estate holdings of Hearthstone Assisted Living, Inc. (consisting of 32 assisted living and Alzheimer’s facilities located in ten states) in a transaction valued at $419,000,000 plus an estimated $12,000,000 of debt defeasance and closing costs. The transaction is anticipated to close by May 31, 2006, subject to real estate, regulatory and other closing conditions.

During 2006, we sold five skilled nursing facilities and two assisted and independent living facilities for cash proceeds of $19,084,000. We provided a mortgage loan of $1,148,000 related to the sale of two of these facilities to the former tenant. These sales resulted in a recognized gain of $7,210,000 that is included in gain on sale of facilities in discontinued operations. In addition, one mortgage loan receivable was prepaid.

Financing Activities

At March 31, 2006, we had $365,000,000 available under our $700,000,000 unsecured credit facility versus $476,000,000 at December 31, 2005. The decrease was primarily due to the acquisitions described above. At our option, borrowings under the agreement bear interest at prime (7.75% at March 31, 2006) or LIBOR plus 0.90% (5.73% at March 31, 2006). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. Our unsecured credit facility is comprised of a revolving portion of $600,000,000 with a three year term that expires on October 20, 2008 and a term loan portion of $100,000,000 with a five year term that expires on October 20, 2010. At our option, we may extend the three year revolving portion for one additional year.

During the three-month period ended March 31, 2006, we prepaid $10,213,000 of fixed rate secured debt that bore interest at a rate of 7.25%. The prepayment was funded by borrowings on our unsecured revolving credit facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our unsecured revolving credit facility and cash on hand. We currently have $32,725,000 of notes maturing in November 2006. Borrowings on our unsecured credit facility could be repaid by potential asset sales or mortgage loans receivable payoffs, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our current credit ratings are Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

On January 17, 2006 we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. During the quarter ended March 31, 2006, we sold 809,600 shares of common stock at a weighted average price of $22.90 resulting in net proceeds of $18,080,000 after underwriting fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2006 is 2%. During the three months ended March 31, 2006, we issued approximately 176,000 shares of common stock resulting in net proceeds of $3,825,000 that were used to repay borrowings on our unsecured revolving credit facility.

On March 30, 2006, we priced an offering of 9,000,000 shares of common stock at $21.50 per share with a closing date of April 5, 2006. The underwriters also exercised an option to purchase 1,350,000 additional shares of common stock to cover over-allotments. Of the 10,350,000 shares to be issued, 5,850,000 were issued directly by us and 4,500,000 were sold by affiliates of certain underwriters in connection with the forward sale agreements between such affiliates and us. The net proceeds from the 5,850,000 shares issued directly by us on the closing date of approximately $119,000,000 after underwriters’ discounts and estimated expenses will be used to repay borrowings under our credit facility and eventually to fund a portion of our acquisition and master leaseback of the real estate holdings of Hearthstone. We have the option of settling the 4,500,000 forward shares in shares of common stock or cash at any time during the twelve months following the closing date. We intend to issue new shares at a price of $20.54 per share (net of the underwriters’ discount) to settle the forward sale resulting in net proceeds of $92,430,000, however we could elect to cash settle which would result in either the company or the underwriters paying the other party a sum of money that would be determined based on changes in our stock price between the closing date and the settlement date.

At March 31, 2006, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to approximately $1,008,931,000 of securities including debt, convertible debt, common and preferred stock. In addition, at March 31, 2006, we had approximately 3,589,000 shares available for issuance under our dividend reinvestment and stock purchase plan. We have also entered into a commitment letter for a $200,000,000 senior unsecured bridge term loan with Chase Lincoln First Commercial Corporation that we may utilize to fund a portion of the Hearthstone acquisition. The bridge loan will have an initial term of 120 days from the date of the acquisition and we will have a one-time option to extend for an additional 90 days if we are not in default. The bridge loan will bear interest at prime or LIBOR plus 0.45% during the initial term and LIBOR plus 0.90% during the optional extension period.

Financing for future investments and for the repayment of the obligations and commitments noted above may be provided by borrowings under our unsecured credit facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statements discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises during 2006. In addition, mortgage loans receivable might be prepaid during the year as well. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our unsecured revolving credit facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on our $700,000,000 unsecured credit facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

We did not utilize any off-balance sheet financing arrangements or have any unconsolidated subsidiaries.

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

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our tenants to repay deferred rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” discussion included in our annual report on Form 10-K for the year ended December 31, 2005 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in this “Quantitative and Qualitative Disclosures About Market Risk” discussion are forward looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

During the three months ended March 31, 2006, the borrowings under our unsecured revolving credit facility increased from $224,000,000 to $335,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2006 of approximately $2,726,000.

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

Item 1A.	Risk Factors

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K.

Hearthstone Acquisition

On April 5, 2006, we closed on the sale of 5,850,000 shares of common stock (including the underwriters’ over-allotment option of 1,350,000 shares) at $21.50 per share. Some of the proceeds from the equity offering are intended to be used to fund a portion of the acquisition and master leaseback of the real estate holdings of Hearthstone Assisted Living, Inc. which was announced March 22, 2006 and is expected to close by May 31, 2006. The consummation of the Hearthstone acquisition is itself subject to certain conditions, including the completion of real estate due diligence. We intend to consummate the Hearthstone acquisition as soon as it is practical; however, there can be no assurance that the conditions required to consummate the Hearthstone acquisition will be satisfied on the anticipated schedule or at all. In the event that we fail to consummate the Hearthstone acquisition we will have issued a significant number of additional shares of common stock and we will not have acquired the revenue generating assets that will be required to produce the earnings and cash flow we anticipate the acquisition will provide. As a result, failure to consummate the Hearthstone acquisition would adversely affect our earnings per share and our ability to make distributions to holders of shares of our common stock.

We entered into a commitment letter for a $200,000,000 senior unsecured bridge loan with Chase Lincoln First Commercial Corporation (discussed above in Item 2, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources”) that we may utilize to fund a portion of the Hearthstone acquisition. In the event we borrow amounts under the bridge loan, we will be required to repay such amounts no later than 210 days from the closing date of the bridge loan. If we are unable to refinance or repay such amounts outstanding under the bridge loan by that date, either through the planned issuance of debt securities, borrowings under our existing credit facility, the issuance of additional equity or with cash on hand, if any, such failure would be an event of default under the bridge loan. No assurance can be given that any refinancing, additional financing or sale of equity or debt securities will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing.

Forward Sale Agreements

In connection with the equity offering closed on April 5, 2006, an additional 4,500,000 shares of our common stock were sold by affiliates of certain underwriters in connection with the forward sale agreements between such affiliates and us. Each forward purchaser has the right to accelerate its forward sale agreement and require us to settle on a date specified by the forward purchaser if (1) it is unable to borrow shares of our common stock at or below a specified price or, in its reasonable judgment, it is unable to continue to borrow a number of shares of our common stock equal to the number of shares to be delivered by us under the physical settlement of its forward sale agreement, (2) we declare any dividend or distribution on shares of our common stock payable in (i) cash in excess of a specified amount, (ii) securities of another company, or (iii) any other type of securities (other than our common stock), rights, warrants or other assets for payment at less than the prevailing market price, as determined in each forward purchaser’s reasonable judgment, (3) our board of directors votes to approve a merger of NHP or takeover of NHP or other similar transactions that would require our stockholders to exchange their shares for cash, securities or other property, (4) we announce or disclose any repurchase of our common stock that alone, or in aggregate with other repurchases, would result in the amount of shares underlying the forward sale agreements exceeding a certain threshold or (5) certain other events of default or termination events occur, including, among other things, any material misrepresentation made in connection with entering into the forward sale agreements, our filing for bankruptcy or the delisting of our common stock from the New York Stock Exchange. Each forward purchaser’s decision to exercise its right to require us to settle its forward sale agreement will be made irrespective of our need for capital. In such cases, we could be required to issue and deliver common stock under the terms of the physical settlement provisions of the forward sale agreements irrespective of the status of the Hearthstone acquisition or any other capital needs, which would result in dilution to our earnings per share, return on equity and dividends per share. In addition, upon certain events of bankruptcy, insolvency or reorganization relating to us, the forward sale agreements will terminate without further liability of either party. Following such termination, we would not issue any shares and we would not receive any proceeds pursuant to the forward sale agreements.

The forward sale agreements will settle within approximately one year from April 5, 2006 and may be settled earlier at our option. The forward sale agreements will be physically settled in our common stock, unless we elect to settle such forward sale agreements in cash. If we decide to physically settle the forward sale agreements, delivery of our shares on any physical settlement of a forward sale agreement will result in dilution to our earnings per share. If we elect cash settlement for all or a portion of the shares of common stock included in the forward sale agreements, we would expect the forward purchasers to repurchase a number of shares equal to the portion for which we elect cash settlement in order to cover its obligation to return the shares of our common stock it has borrowed from third parties in connection with sales of our common stock in the equity offering. In addition, the purchase of our common stock by the forward purchasers to unwind their hedge positions could cause the price of our common stock to increase over time, thereby increasing the amount of cash we would owe to the forward purchasers upon a cash settlement of the forward sale agreements. If the market value of our common stock at the time of the repurchase is above the forward price, we would pay each forward purchaser under its forward sale agreement an amount in cash equal to the difference. Thus, we could be responsible for a potentially substantial cash payment. In certain circumstances relating to, among other things, the price of our common stock and our satisfaction of certain ratios contained in our existing credit facility, we may not be permitted to cash settle the forward sale agreements. In such an event, we may be required to physically settle the forward sale agreements which may result in more shares of our common stock being issued than is desirable, which may result in the dilution of our earnings per share, return on equity and dividends per share

If we file for or consent to a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us present a petition for our winding-up or liquidation and we consent to such a petition, the forward sale agreements will terminate. If the forward sale agreements so terminate, we would not be obligated to deliver to the forward purchasers any shares not previously delivered, and the forward purchasers would be discharged from their obligation to pay the settlement price in respect of any shares not previously settled. Therefore, to the extent that there are any shares with respect to which the forward sale agreements have not been settled at the time of the commencement of any bankruptcy or insolvency proceedings, we would not receive the settlement price in respect of those shares.

The U.S. federal income tax law regarding cash settlement of the forward sale agreements is uncertain. In the event that we elect cash settlement under the forward sale agreements and the settlement price is below the forward price, we would receive a payment in cash from the forward purchasers. Under Section 1032 of the Internal Revenue Code of 1986, as amended (the “Code”), most gains and losses realized by a corporation in dealing in its own shares are non-taxable; however, there is no published authority regarding gains and losses realized under forward sale agreements to sell a corporation’s own shares when cash settlement occurs. In the event that we recognize a significant gain from cash settlement of the forward sale agreements, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we would have to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test, or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code. In addition, in the event that we elect cash settlement under the forward sale agreements and the settlement price is greater than the forward price, we would make a payment in cash to the forward purchasers. In the event that we are required to make a significant payment in cash to settle the forward sale agreements, we might not be able to satisfy the distribution requirements applicable to REITs under the Code, absent additional debt or equity financing. There can be no assurance that we will be able to obtain any such financing on terms favorable to us, or at all. In the event that we are unable to comply with the distribution requirements, we could lose our REIT status under the Code.

Our Common Stock

Market volatility may adversely affect the market price of our common stock. As with other publicly traded securities, the trading price of our common stock depends on several factors, many of which are beyond our control, including: general market and economic conditions; prevailing interest rates; the market for similar securities issued by other REITs; our credit rating; and our financial condition and results of operations.

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock. Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of December 31, 2005, 900,485 shares of our Series A cumulative preferred step-up REIT securities and 1,064,500 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the Securities and Exchange Commission, and shareholder reporting services, as of December 31, 2005, three of our stockholders own approximately an aggregate of 29.2% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Item 5.	Other Information

On January 31, 2006, the board of directors granted a total of 57,553 shares of restricted stock to our executive officers. The allocation of those grants among our executive officers was as follows:

Douglas M. Pasquale – 22,737 shares

Abdo H. Khoury – 9,474 shares

Donald D. Bradley – 10,877 shares

David E. Snyder – 3,279 shares

Other officers – 10,311 shares in the aggregate

Each award of restricted stock is scheduled to vest over a three-year period commencing on the date of grant of the award, subject to the award recipient’s continued employment through each respective vesting date.

Item 6.	Exhibits

Exhibit 10.1	The Company’s Retirement Plan for Directors as Amended and Restated April 20, 2006.

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2006	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ ABDO H. KHOURY
Abdo H. Khoury Senior Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer)