Form 10-Q
period 2006-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2006-08-02
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Shares of registrant’s common stock, $0.10 par value, outstanding at July 31, 2006: 80,082,491

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

JUNE 30, 2006

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$267,151	$207,563
Buildings and improvements	2,467,936	1,835,183

	2,735,087	2,042,746
Less accumulated depreciation	(369,204)	(344,224)

	2,365,883	1,698,522
Mortgage loans receivable, net	89,821	87,553

	2,455,704	1,786,075
Cash and cash equivalents	19,163	10,005
Receivables, net	6,637	5,741
Assets held for sale	720	9,198
Other assets	79,264	56,201

	$2,561,488	$1,867,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$349,000	$224,000
Bridge facility	200,000	—
Senior notes due 2006-2038	570,225	570,225
Notes and bonds payable	354,637	236,278
Accounts payable and accrued liabilities	62,318	55,685

Total liabilities	1,536,180	1,086,188
Minority interest	1,720	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.677% Series A, 900,485 shares issued and outstanding at June 30, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	90,049	90,049
7.750% Series B Convertible, 1,064,500 shares issued and outstanding at June 30, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; 80,082,491 and 67,811,117 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	8,008	6,781
Capital in excess of par value	1,140,139	889,008
Cumulative net income	929,818	878,716
Other comprehensive income	1,576	—
Cumulative dividends	(1,252,452)	(1,189,972)

Total stockholders’ equity	1,023,588	781,032

	$2,561,488	$1,867,220

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues:
Rental income
Triple net lease rent	$60,958	$50,838	$116,392	$97,481
Medical office building rent	2,506	—	4,423	—

	63,464	50,838	120,815	97,481
Interest and other income	2,913	2,475	5,907	4,970

	66,377	53,313	126,722	102,451
Expenses:
Interest and amortization of deferred financing costs	21,374	17,034	40,602	31,620
Depreciation and amortization	18,544	13,622	34,714	26,186
General and administrative	3,861	3,213	7,658	7,114
Medical office building operating expenses	1,383	—	2,382	—
Impairment of assets from continuing operations	—	—	—	310

	45,162	33,869	85,356	65,230

Income before unconsolidated entity and minority interest	21,215	19,444	41,366	37,221
Income (loss) from unconsolidated joint venture	—	(158)	—	689
Minority interest in net loss of consolidated joint venture	79	—	127	—

Income from continuing operations	21,294	19,286	41,493	37,910

Discontinued operations:
Gain on sale of facilities, net	1,616	—	8,826	33
Income (loss) from discontinued operations	119	696	783	(4,600)

	1,735	696	9,609	(4,567)

Net income	23,029	19,982	51,102	33,343
Preferred stock dividends	(3,790)	(3,981)	(7,581)	(7,963)

Income available to common stockholders	$19,239	$16,001	$43,521	$25,380

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.23	$0.23	$0.47	$0.45

Discontinued operations	$0.03	$0.01	$0.14	$(0.07)

Income available to common stockholders	$0.26	$0.24	$0.61	$0.38

Dividends paid per share	$0.38	$0.37	$0.76	$0.74

Diluted weighted average shares outstanding	74,950	67,336	71,717	67,183

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2005	1,965	$196,499	67,811	$6,781	$889,008	$878,716	$—	$(1,189,972)	$781,032
Issuance of common stock	—	—	12,271	1,227	251,050	—	—	—	252,277
Stock option amortization	—	—	—	—	81	—	—	—	81
Net income	—	—	—	—	—	51,102	—	—	51,102
Other comprehensive income	—	—	—	—	—	—	1,576	—	1,576
Preferred dividends	—	—	—	—	—	—	—	(7,581)	(7,581)
Common dividends	—	—	—	—	—	—	—	(54,899)	(54,899)

Balances at June 30, 2006	1,965	$196,499	80,082	$8,008	$1,140,139	$929,818	$1,576	$(1,252,452)	$1,023,588

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$51,102	$33,343
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	34,714	26,186
Depreciation and amortization in discontinued operations	102	1,499
Gain on sale of facilities	(8,826)	(33)
Impairment of assets	83	8,062
Amortization of deferred financing costs	1,391	929
Equity in earnings from unconsolidated joint venture	—	(565)
Cash distribution from unconsolidated joint venture	—	901
Changes in operating assets and liabilities:
Receivables	(896)	218
Other assets	(6,460)	2,009
Accounts payable and accrued liabilities	7,551	3,254

Net cash provided by operating activities	78,761	75,803

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(611,811)	(156,038)
Proceeds from sale of real estate facilities	21,421	2,126
Return of investment from unconsolidated joint venture	—	875
Investment in mortgage loans receivable	(3,974)	(3,250)
Principal payments on mortgage loans receivable	5,281	621

Net cash used in investing activities	(589,083)	(155,666)

Cash flows from financing activities:
Borrowings under credit facility	474,000	229,000
Repayment of borrowings under credit facility	(349,000)	(319,000)
Borrowings under bridge facility	200,000	—
Issuance of common stock, net	252,277	11,403
Contributions from minority interest	1,902	—
Distributions to minority interest	(55)	—
Issuance of senior unsecured debt	—	250,000
Repayments of senior unsecured debt	—	(18,000)
Issuance of notes and bonds payable	31,395	—
Principal payments on notes and bonds payable	(27,495)	(3,708)
Dividends paid	(62,480)	(57,973)
Deferred financing costs	(1,064)	(7,353)

Net cash provided by financing activities	519,480	84,369

Increase in cash and cash equivalents	9,158	4,506
Cash and cash equivalents, beginning of period	10,005	8,473

Cash and cash equivalents, end of period	$19,163	$12,979

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (REIT) specializing in investments in healthcare related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries.

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant. In addition, but to a much lesser extent because we view the risks of this activity to be greater, from time to time we extend mortgage loans and other financing to tenants. At June 30, 2006, we derive approximately 97% of our revenues from our leases, with the remaining 3% from our mortgage loans and other financing activities.

We believe we have operated in such a manner as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as such and therefore to distribute at least 90% of our REIT taxable income to our stockholders. If we qualify for taxation as a REIT, and we distribute 100% of our taxable income to our stockholders, we will generally not be subject to federal income taxes on our income that is distributed to stockholders. Accordingly, no provision has been made for federal income taxes.

As of June 30, 2006, we had investments in 487 healthcare facilities in 40 states, consisting of:

•	247 assisted and independent living facilities;

•	203 skilled nursing facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals;

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest; and

•	2 assets held for sale.

Our facilities, other than the medical office buildings, are operated by 73 different tenants, including the following publicly traded companies:

Number of Facilities Operated
• American Retirement Corporation	16

• Brookdale Senior Living, Inc.	100

• Emeritus Corporation	23

• Extendicare, Inc.	5

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two tenants of our facilities accounted for 10% or more of our revenues at June 30, 2006, as follows:

• Brookdale Senior Living, Inc.	13%

• Hearthstone Assisted Living, Inc.	13%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. The results of operations for the three-month and six-month periods ending June 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

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

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with accounting principles generally accepted in the United States. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent, included in the caption “Rental income,” and additional interest, included in the caption “Interest and other income,” are generally computed as a percentage of facility net revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rent and loans with additional interest contingent upon facility net patient revenues in excess of base amounts are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have on occasion deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new tenants. Also, certain leases we entered into, including our lease to Hearthstone Assisted Living, Inc. (“Hearthstone”), have fixed increases in future years. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. These deferred amounts are paid over the lease term. We recorded $5,000 of revenues in excess of cash received during the six months ended June 30, 2006 and received $652,000 of cash in excess of revenues recorded during the six months ended June 30, 2005. There was $7,758,000 at June 30, 2006 and $8,486,000 at December 31, 2005 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows from a long-lived asset is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset.

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

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R requires the fair value of stock options granted to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income includes stock-based compensation expense of $651,000 and $1,194,000 for the three-month and six-month periods ended June 30, 2006, respectively, and $443,000 and $774,000 for the three-month and six-month periods ended June 30, 2005, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $17,478,000 and $32,846,000 for the three and six months ended June 30, 2006, respectively, and $13,329,000 and $25,676,000 for the three and six months ended June 30, 2005, respectively. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities subject to an in-place lease. Accordingly, in those instances, we may allocate a portion of purchase prices to the value of in-place leases. The costs to execute a lease and the value of above or below market leases at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the lease to real estate amortization expense or rental revenues, as appropriate.

Derivatives

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We endeavor to limit these risks by following established risk management policies, procedures and strategies, including, on occasion, the use of financial instruments. We do not use financial instruments for trading or speculative purposes.

Financial instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of financial instruments are recognized currently in earnings, unless the financial instrument meets the criteria for hedge accounting contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS No. 133). If the financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are deferred in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

The anticipated transaction to be hedged must expose us to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements for hedge accounting under SFAS No. 133. We must

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at inception, on a quarterly basis and at settlement. Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt.

To determine the fair values of derivative instruments prior to settlement, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and there can be no assurance that the value in an actual transaction will be equivalent to the fair value set forth in our financial statements.

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

3. Real Estate Properties

As of June 30, 2006, we had direct ownership of:

•	246 assisted and independent living facilities;

•	188 skilled nursing facilities;

•	6 continuing care retirement communities; and

•	7 specialty hospitals.

We lease our owned facilities, other than medical office buildings (see Note 5), to single tenants under “triple-net”, and in many cases, “master” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 86% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 379 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling $68,662,000. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. Leases covering 274 and 164 facilities contain provisions for property tax and capital expenditure impounds, respectively. No individual property held by us is material to us as a whole.

During the six months ended June 30, 2006, we acquired 35 assisted and independent living facilities and 19 skilled nursing facilities in seven separate transactions for an aggregate investment of $663,811,000, including the assumption of $114,460,000 of mortgage financing. These amounts include our acquisition and master

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

leaseback on June 1, 2006 of the real estate holdings of Hearthstone, consisting of 32 assisted living and Alzheimer’s facilities located in ten states, for a total investment of approximately $431 million, including debt defeasance and closing costs. Additionally, Hearthstone has agreed to provide us with an exclusive acquisition right on its next $150 million of potential new investments, as well as a right of first offer/last look on an additional $150 million of potential new investments.

During the six months ended June 30, 2006, we also funded $6,474,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2006, we have committed to fund additional expansions, construction and capital improvements of approximately $43 million, including $15 million of Hearthstone’s future facility expansions at the lease rate then in effect.

During the six months ended June 30, 2006, we sold six skilled nursing facilities to the tenants of the facilities pursuant to purchase options, none of which were previously transferred to assets held for sale, for net cash proceeds of $10,593,000. We provided two mortgage loans related to the sales of three facilities to the former tenants aggregating $8,148,000, partially offset by deferred gains of $4,572,000 that will be recognized in proportion to principal payments received. The other sales resulted in a total gain of $6,441,000 that is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

As of June 30, 2006, we held 14 mortgage loans receivable secured by 15 skilled nursing facilities, one assisted living facility, one continuing care retirement community and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of June 30, 2006, the mortgage loans receivable had a net book value of $89,821,000 with individual outstanding balances ranging from $631,000 to $10,641,000 and maturities ranging from 2007 to 2024.

During the six months ended June 30, 2006, we funded two mortgage loans secured by three skilled nursing facilities we sold to the former tenants with principal balances totaling $8,148,000 ($3,396,000 net of deferred gains totaling $4,752,000), one mortgage loan secured by a skilled nursing facility for $3,265,000 and one mortgage loan secured by a land parcel for $692,000. In addition, one mortgage loan was prepaid in the amount of $5,003,000.

5. Medical Office Building Joint Venture

On December 6, 2005, we entered into a joint venture, NHP/Broe, LLC, with The Broe Companies (“Broe”) to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds 10%. Broe is the managing member, however the joint venture is consolidated by us. The accounting policies of the joint venture are consistent with those of the Company. No investments were made by or into this joint venture prior to 2006.

For the first 36 months of the joint venture, we will receive 100% of the proceeds of the joint venture until we have received a cumulative annual return of 8.5%, at which point Broe will receive 100% of the proceeds until it has received a cumulative annual return of 8.5%. If we have not received a cumulative annual return of 8.5% after the first 36 months, distributions will go to the members in accordance with their ownership percentages until such time as we earn a cumulative annual return of 8.5% and then 100% to Broe until it has

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also achieved a cumulative annual return of 8.5%. Then distributions shall be made 65% to us and 35% to Broe until we have achieved a cumulative annual return of 10.5%. Thereafter distributions will be made 50% to each party. During the six months ended June 30, 2006, cash distributions of $496,000 and $55,000 were made to the Company and Broe, respectively.

During the six months ended June 30, 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was allocated to real estate, $14,502,000 was allocated to in-place lease related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was originally financed with a bridge loan from us of $30,729,000, capital contributions from us of $16,981,000, capital contributions from Broe of $1,887,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing in the amount of $31,517,000 (funding up to $34,043,000 available under the financing agreement). All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

6. Assets Held for Sale

During 2006, we sold four assets held for sale for $10,828,000 resulting in a gain of $2,385,000 included in discontinued operations. At June 30, 2006, two buildings and one land parcel remained in assets held for sale. At December 31, 2005, five buildings and one land parcel remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at June 30, 2006 within one year.

7. Credit Facility

At June 30, 2006, we had $349 million outstanding on our $700 million credit facility (“Credit Facility”), which is comprised of a $600 million revolving facility with a three-year term and an option on our part to extend for one year and a $100 million five year term loan. At our option, borrowings under the Credit Facility bear interest at prime (8.25% at June 30, 2006) or applicable LIBOR plus 0.90% (6.28% at June 30, 2006). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 and the term loan matures October 20, 2010. At our option, we may extend the three-year revolving portion for one additional year. As of June 30, 2006, we were in compliance with all covenants under the Credit Facility.

8. Bridge Facility

On May 15, 2006, in connection with the acquisition of Hearthstone, we entered into a new $200 million credit agreement (“Bridge Facility”). At our option, borrowings under the Bridge Facility bear interest at prime (8.25% at June 30, 2006) or applicable LIBOR plus 0.45% (5.83% at June 30, 2006). The Bridge Facility matures on September 12, 2006. The full amount available under the Bridge Facility was borrowed to finance a portion of the purchase price for the acquisition of Hearthstone and was outstanding at June 30, 2006. The Bridge Facility has the same loan covenants as the Credit Facility. As of June 30, 2006, we were in compliance with all covenants under the Bridge Facility.

9. Common Stock

On April 5, 2006, we closed on the sale of 5,850,000 shares of common stock (including the underwriters’ over-allotment option of 1,350,000 shares) at $21.50 per share ($20.54 net of the underwriters’ discounts). In addition, we entered into forward sale agreements with affiliates of certain underwriters relating to 4,500,000 shares of common stock. These agreements gave us the option of settling the 4,500,000 forward shares in shares of common stock or cash at any time during the twelve months following the closing date. We settled the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts by issuing 4,500,000 shares on June 29, 2006 at a price of $20.37 per share (the $20.54 from the original sale as adjusted for interest earned and dividends paid from the forward sale date to the settlement date) to settle the forward sale agreements. The net proceeds from the sale of these shares of approximately $211 million after underwriters’ discounts and expenses payable by us were used to repay borrowings under our Credit Facility.

On January 17, 2006 we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. During the six-month period ended June 30, 2006, we sold approximately 1,527,800 shares of common stock at a weighted average price of $22.34 resulting in net proceeds of $33,277,000 after underwriting fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2006 was 2%. During the six months ended June 30, 2006, we issued approximately 284,000 shares of common stock resulting in net proceeds of $6,087,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options and forward equity shares (from the date we entered into the forward contract to the settlement date). The dilutive effect of stock options and forward equity shares is calculated using the treasury method and expected proceeds upon exercise of the stock options and settlement of the forward equity agreements. The calculation below excludes the Series B Convertible Preferred stock which is not dilutive for any period presented and 220,000 and 110,000 stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2006, respectively, and 138,000 stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2005. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended June 30,
	2006		2005
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$21,294		$19,286
Less: preferred stock dividends	(3,790)		(3,981)

Amounts used to calculate Basic EPS	17,504	74,719	15,305	67,201
Effect of dilutive securities:
Forward equity shares	—	146	—	—
Stock options	—	85	—	135

Amounts used to calculate Diluted EPS	$17,504	74,950	$15,305	67,336

	Six months ended June 30,
	2006		2005
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$41,493		$37,910
Less: preferred stock dividends	(7,581)		(7,963)

Amounts used to calculate Basic EPS	33,912	71,543	29,947	67,068
Effect of dilutive securities:
Forward equity shares	—	73	—	—
Stock options	—	101	—	115

Amounts used to calculate Diluted EPS	$33,912	71,717	$29,947	67,183

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Impairment of Assets

During the six months ended June 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their individual estimated fair values less costs to sell.

During the six months ended June 30, 2005, we recognized impairment charges of $893,000 related to one skilled nursing facility and $7,019,000 related to one facility that would no longer be operated as a skilled nursing facility, which included the write-down of the facility to its estimated fair value less selling costs, a reserve against a receivable from the tenant of the facility for $310,000 and the write-off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less costs to sell.

12. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005 and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the plan. There was no service cost for the plan for the six months ended June 30, 2006. Service cost was $54,000 for the six months ended June 30, 2005. The interest cost for the plan was $44,000 for the six months ended June 30, 2006 and $35,000 for the six months ended June 30, 2005. We made $44,000 of contributions to the plan for the six months ended June 30, 2006 and $50,000 for the six months ended June 30, 2005, and we expect to make $38,000 of contributions during the remainder of 2006.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues	$233	$2,200	$1,014	$4,572
Expenses:
Depreciation and amortization	28	717	102	1,499
General and administrative	3	(106)	46	(79)
Impairment of assets	83	893	83	7,752

	114	1,504	231	9,172

Income (loss) from discontinued operations	$119	$696	$783	$(4,600)

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Derivatives and Comprehensive Income

In June 2006, we entered into two $125 million, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% settling no later than August 2, 2006. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 11, 2006 issuance of $350 million (upsized from $250 million) of notes (see Note 16). We assessed the effectiveness of these agreements as hedges at inception and on June 30, 2006 and consider these agreements to be highly effective cash flow hedges under SFAS No. 133. The fair value of the Treasury lock agreements at June 30, 2006 was $1,576,000.

Our Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges for $250 million of the $350 million notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts will be amortized over the life of the debt as a yield reduction.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$23,029	$19,982	$51,102	$33,343
Other comprehensive income	1,576	—	1,576	—

Total comprehensive income	$24,605	$19,982	$52,678	$33,343

15. Litigation

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in various stages of discovery, pleading and law and motion.

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is still in the process of discovery, pleading and law and motion, it is not possible to predict the ultimate outcome of these claims.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Subsequent Events

On July 14, 2006, we issued $350 million of notes due July 15, 2011 at a fixed rate of 6.50% resulting in net proceeds of approximately $347 million. The net proceeds were used to repay $197 million under our Credit Facility and $150 million under our Bridge Facility.

In June 2006, we entered into two $125 million, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% in order to hedge the expected interest payments associated with a portion of these notes. The Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million notes, for the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts will be amortized over the life of the debt as a yield reduction.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. We have on occasion deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new tenants. Also, certain leases we entered into, including our lease to Hearthstone Assisted Living, Inc. (“Hearthstone”), have fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the current rental income, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We recorded $5,000 of revenues in excess of cash received during the six months ended June 30, 2006 and received $652,000 of cash in excess of revenues recorded during the six months ended June 30, 2005. There is $7,758,000 at June 30, 2006 and $8,486,000 at December 31, 2005 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

Additional rent and interest are generally computed as a percentage of facility revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. We do not straight-line rent contingent on revenue increases or increases in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SAB No. 101 does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rent and loans with additional interest contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows from a long-lived asset is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the six months ended June 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their estimated fair values less costs to sell. During the six months ended June 30, 2005, we recognized impairment charges of $8,062,000, $893,000 of which related to one skilled nursing facility, $7,019,000 related to the write-down of one facility that would no longer be operated as a skilled nursing facility and a reserve against a receivable from the tenant of the facility and $150,000 related to the write-down of one land parcel in assets held for sale to its estimated fair value less costs to sell.

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

Operating Results

Six-Month Period Ended June 30, 2006 vs. Six-Month Period Ended June 30, 2005

Rental income increased $18,911,000, or 19%, in 2006 as compared to 2005. The increase was primarily due to rental income from 54 facilities acquired in 2006, 64 facilities acquired during 2005 and rent increases at existing facilities of $2,277,000. Interest and other income increased $937,000, or 19%, over 2005. The increase was primarily due to four loans funded during 2006 and two loans funded during 2005, partially offset by loan repayments. Medical office building revenue was generated by the medical office buildings we acquired through our joint venture with The Broe Companies (“Broe”) during the first quarter of 2006.

Interest and amortization of deferred financing costs increased $8,982,000, or 28%, over 2005. The increase was primarily due to increased borrowings to fund acquisitions in 2005 and 2006, an increase in the interest rates on our floating rate debt, the assumption of $114,460,000 of secured debt during 2006 and $70,506,000 during 2005 and the Broe loan for $31,517,000, partially offset by interest savings from the extinguishment of $131,775,000 of notes in August 2005. Depreciation and amortization increased $8,528,000, or 33%, over 2005. The increase was primarily due to the acquisition of 54 facilities in 2006 and 64 facilities during 2005, as well as the amortization of lease related intangible assets in the medical office building joint venture. General and administrative expenses increased $543,000, or 8%, over 2005. The increase was primarily due to the amortization of restricted stock grants and increases in other general corporate expenses. Medical office building joint venture operating expenses relate to the operations of the non-triple-net leased medical office building portfolio that was acquired during the first quarter of 2006. During the six months ended June 30, 2005, we recognized an impairment of assets charge of $310,000 in continuing operations. The impairment related to a receivable from the operator of two facilities, one of which was impaired for $6,709,000 in 2005, which portion is now reported in discontinued operations because we transferred the building to assets held for sale

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Income from discontinued operations increased $14,176,000 versus 2005. The income from discontinued operations of $9,609,000 for the six months ended June 30, 2006 was comprised of a gain on sale of $8,826,000, rent revenue of $993,000 and interest and other income of $21,000, partially offset by depreciation of $102,000, asset impairment charges of $83,000 and general and administrative expenses of $46,000. The loss from discontinued operations of $4,567,000 for the six months ended June 30, 2005 was comprised of asset impairment charges of $7,752,000 and depreciation of $1,499,000, partially offset by rent revenue of $4,572,000, other income of $79,000 and a gain on sale of $33,000. The difference in the composition of income from discontinued operations (excluding the gains and impairments) was primarily caused by the fact that income from facilities sold during 2005 and 2006 is included in discontinued operations in 2005 while only income from facilities sold in 2006 is included in discontinued operations in 2006. In addition, assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

Three-Month Period Ended June 30, 2006 vs. Three-Month Period Ended June 30, 2005

Rental income increased $10,120,000, or 20%, in 2006 as compared to 2005. The increase was primarily due to rental income from 54 facilities acquired in 2006, 50 facilities acquired during the last nine months of 2005 and rent increases at existing facilities totaling $799,000. Interest and other income increased $438,000, or 18%, over 2005. The increase was primarily due to four loans funded during 2005 and two loans funded during 2005, partially offset by loan repayments. Medical office building revenue is generated by the medical office buildings we acquired through our joint venture with Broe during the first quarter of 2006.

Interest and amortization of deferred financing costs increased $4,340,000, or 25%, over 2005. The increase was primarily due to increased borrowings to fund acquisitions in 2005 and 2006, an increase in the interest rates on our floating rate debt and the assumption of $114,460,000 of secured debt during 2006 and $60,172,000 during the last nine months of 2005 and the Broe loan for $31,517,000, partially offset by interest savings from the extinguishment of $131,775,000 of notes in August 2005. Depreciation and amortization increased $4,922,000, or 36%, over 2005. The increase was primarily due to the acquisition of 54 facilities in 2006 and 50 facilities during the last nine months of 2005 as well as the amortization of lease related intangible assets in the medical office building joint venture. General and administrative expenses increased $647,000, or 20%, over 2005. The increase was primarily due to the amortization of restricted stock grants and increases in compensation and other general corporate expenses. Medical office building joint venture operating expenses relate to the operations of the non-triple-net leased medical office building portfolio that was acquired during the first quarter of 2006.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Income from discontinued operations increased $1,039,000 versus 2005. The income from discontinued operations of $1,735,000 for the three months ended June 30, 2006 was comprised of a gain on sale of $1,616,000, rent revenue of $212,000 and interest and other income of $21,000, partially offset by impairment charges of $83,000, depreciation of $28,000 and general and administrative expenses of $3,000. The income from discontinued operations of $696,000 for the three months ended June 30, 2005 was comprised of rental income of $2,200,000 and other income of $106,000, partially offset by asset impairment charges of $893,000 and depreciation of $717,000. The difference in the composition of income from discontinued operations (excluding the gains and impairments) was primarily caused by the fact that income from facilities sold during 2005 and 2006 is included in discontinued operations in 2005 while only income from facilities sold in 2006 is included in discontinued operations in 2006. In addition, assets held for sale generate expenses, but generally do not produce income. Any future income or loss in discontinued operations would result from future sales of facilities or reclassifications of facilities to assets held for sale.

We expect to receive increased rent and interest at individual facilities because our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If revenues at our facilities and/or the Consumer Price Index do not increase, our revenues may not continue to increase. Sales of facilities or repayments of mortgage loans receivable would serve to offset revenue increases, and if sales and repayments exceed additional investments, this could actually reduce revenues. Our leases could renew below or above the aggregate existing rent level, so the impact of lease renewals may cause a decrease or an increase in the total rent we receive. We currently have leases on four facilities expiring in 2006. The exercise of purchase options by tenants would also cause a decrease in the total rent we receive. We believe our tenants may exercise purchase options on assets totaling between $17 million and $54 million during the remainder of 2006, however, we do not have any control over whether our tenants will choose to exercise any available purchase options. Additional investments in healthcare facilities would increase rental and/or interest income. At this time we expect to make additional acquisitions during 2006, although the quantity and timing of any such acquisitions cannot be predicted. As additional investments in facilities are made, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by rent or interest income associated with the investments.

Investment in Consolidated Medical Office Building Joint Venture

On December 6, 2005, we entered into a joint venture, NHP/Broe, LLC, with Broe to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds 10%. Broe is the managing member, however the joint venture is consolidated by us. The accounting policies of the joint venture are consistent with those of the Company. No investments were made by or into this joint venture prior to 2006.

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

During the six months ended June 30, 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was allocated to real estate, $14,502,000 was allocated to in-place leases related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was financed with a bridge loan from us of $30,729,000, capital contributions from us of $16,936,000, capital contributions from Broe of $1,882,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing in the amount of $31,517,000 (funding up to $34,043,000 available under the financing agreement). All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2006 increased $2,958,000, or 4%, as compared to the same period in 2005. This was primarily due to increased income and depreciation and amortization, offset in part by an increase in gain on sale of facilities, a decrease in impairment of assets and changes in the balances of operating assets and liabilities. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the six months ended June 30, 2006, we acquired 35 assisted and independent living facilities and 19 skilled nursing facilities in seven separate transactions for an aggregate investment of $663,811,000 including the assumption of $114,460,000 of mortgage financing. These amounts include our acquisition and master leaseback on June 1, 2006 of the real estate holdings of Hearthstone, consisting of 32 assisted living and Alzheimer’s facilities located in ten states, for a total investment of approximately $431 million, including debt defeasance and closing costs. We also funded $6,474,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At June 30, 2006, we had committed to fund additional expansions, construction and capital improvements of approximately $43 million, including $15 million of Hearthstone’s future facility expansions at the lease rate then in effect.

During the six months ended June 30, 2006, we also acquired 21 medical office buildings through a joint venture with Broe for $55,985,000, including the assumption of $6,438,000 of mortgage financing.

Also, during the six months ended June 30, 2006, we funded two mortgage loans, excluding loans for facilities sold to the former tenants, secured by one skilled nursing facility and one land parcel totaling $3,957,000.

During the six months ended June 30, 2006, we sold eight skilled nursing facilities and two assisted and independent living facilities for cash proceeds of $21,421,000. We provided two mortgage loans aggregating $8,148,000 related to the sale of three of these facilities to the former tenants. These sales resulted in a recognized gain of $8,826,000 that is included in gain on sale of facilities in discontinued operations. In addition, one mortgage loan receivable was prepaid.

Financing Activities

At June 30, 2006, we had $151 million available ($351 million unutilized, however, we are required to maintain sufficient availability to cover the bridge loan discussed below) under our $700 million unsecured credit facility (“Credit Facility”) compared to $476 million at December 31, 2005. The decrease was primarily due to the acquisitions described above. On July 14, 2006, we issued $350 million of notes due July 15, 2011 at a fixed rate of 6.50% resulting in net proceeds of approximately $347 million. The net proceeds were used to repay $197 million under our Credit Facility and $150 million of the bridge loan discussed below, resulting in availability of $498 million under the Credit Facility ($548 million unutilized). At our option, borrowings under the agreement bear interest at prime (8.25% at June 30, 2006) or applicable LIBOR plus 0.90% (6.28% at June 30, 2006). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. Our Credit Facility is comprised of a revolving portion of $600 million with a three-year term that expires on October 20, 2008 and a term loan portion of $100 million with a five year term that expires on October 20, 2010. At our option, we may extend the three-year revolving portion for one additional year.

On May 15, 2006, in connection with the acquisition of Hearthstone, we entered into a new $200 million credit agreement (“Bridge Facility”). At our option, borrowings under the Bridge Facility bear interest at prime (8.25% at June 30, 2006) or applicable LIBOR plus 0.45% (5.83% at June 30, 2006). The Bridge Facility matures on September 12, 2006. The full amount available was borrowed to finance a portion of the purchase price for the acquisition of Hearthstone and was outstanding at June 30, 2006. A portion of the net proceeds from the July 14, 2006 issuance of notes was used to repay $150 million of the outstanding balance under the Bridge Facility, leaving a balance of $50 million.

During the six-month period ended June 30, 2006, we prepaid $25,152,000 of fixed rate secured debt that bore interest at a weighted average rate of 7.09%. The prepayments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. We currently have $32,725,000 of notes maturing in November 2006. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our credit ratings at June 30, 2006 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

On April 5, 2006, we closed on the sale of 5,850,000 shares of common stock (including the underwriters’ over-allotment option of 1,350,000 shares) at $21.50 per share ($20.54 net of the underwriters’ discounts). In addition, we entered into forward sale agreements with affiliates of certain underwriters relating to 4,500,000 shares of common stock. These agreements gave us the option of settling the 4,500,000 forward shares in shares of common stock or cash at any time during the twelve months following the closing date. We settled the contracts by issuing 4,500,000 shares on June 29, 2006 at a price of $20.37 per share (the $20.54 from the original sale as adjusted for interest earned and dividends paid from the forward sale date to the settlement date) to settle the forward sale agreements. The net proceeds from the sale of these shares of approximately $211 million after underwriters’ discounts and expenses payable by us were used to repay borrowings under our Credit Facility.

On January 17, 2006 we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. During the six months ended June 30, 2006, we sold approximately 1,527,800 shares of common stock at a weighted average price of $22.34 resulting in net proceeds of $33,277,000 after underwriting fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2006 was 2%. During the six months ended June 30, 2006, we issued approximately 284,000 shares of common stock resulting in net proceeds of $6,087,000.

At June 30, 2006, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $993,344,000 ($643,344,000 after issuance of $350 million of notes on July 14, 2006) of securities including debt, convertible debt, common and preferred stock. In addition, at June 30, 2006, we had approximately 3,482,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

Financing for future investments and for the repayment of the obligations and commitments noted above may be provided by borrowings under our Credit Facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statements discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises during 2006. In addition, mortgage loans receivable might be prepaid during the year. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on our $700 million Credit Facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

We have no material off-balance financing arrangements, however, in June 2006, we entered into two $125 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of the $350 million notes issued in July 2006 as described in Notes 14 and 16 to the consolidated financial statements above. We did not have any unconsolidated subsidiaries.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statement that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our tenants to repay deferred rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Part II Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” discussion included in our Annual Report on Form 10-K for the year ended December 31, 2005 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in this “Quantitative and Qualitative Disclosures About Market Risk” discussion are forward-looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We may hold derivative instruments to manage our exposure to these risks, and all derivative instruments are matched against specific debt obligations.

We provide mortgage loans to tenants of healthcare facilities as part of our normal operations, which generally have fixed rates. Some mortgage loans have adjustable rates; however, the rates adjust only once or twice over the term of the loans and the minimum adjusted rates are equal to the then current rates. Therefore, all mortgage loans receivable are treated as fixed rate notes.

We utilize debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate unsecured revolving Credit Facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

During the six months ended June 30, 2006, the borrowings under our Credit and Bridge Facilities increased from $224 million to $549 million.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2006 of $3,045,000.

Decreases in interest rates prior to early 2004 resulted in a decrease in interest expense related to our Credit Facility; however, rates have been steadily increasing since the middle of 2004. Any future interest rate increases will increase the cost of borrowings on our Credit Facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

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

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and the Company as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in various stages of discovery, pleading and law and motion.

The Company is being defended in the matter by its commercial general liability carrier. The Company believes that it has substantial defenses to the claims and that it has adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is still in the process of discovery, pleading and law and motion, it is not possible to predict the ultimate outcome of these claims.

Item 1A.	Risk Factors

Part II Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of known risks facing the Company. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K. The categorization of risks set forth in our 2005 Form 10-K and below is meant to help you better understand the risks facing the Company and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed in our 2005 Form 10-K and below may, and likely will, adversely affect many aspects of our business.

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

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock. Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of June 30, 2006, 900,485 shares of our Series A cumulative preferred step-up REIT securities and 1,064,500 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the Securities and Exchange Commission and shareholder reporting services, as of March 31, 2006, four of our stockholders own over 5% of our common stock, for a total of approximately 34.8% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 21, 2006 (“Annual Meeting”). At the Annual Meeting, William K. Doyle, Robert D. Paulson and Keith P. Russell were elected as directors to serve for a three-year term until the 2009 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are R. Bruce Andrews, David R. Banks, Charles D. Miller, Douglas M. Pasquale and Jack D. Samuelson. Also, the proposal to ratify the appointment of Company’s independent accountants was approved by the stockholders of the Company.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Abstentions and Broker Non-votes
Election of William K. Doyle	63,195,685	245,398
Election of Robert D. Paulson	63,193,792	247,291
Election of Keith P. Russell	63,143,825	297,258
Proposal to ratify the appointment of independent accountants	62,547,487	779,211	114,385

Item 6.	Exhibits

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2006	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/S/ ABDO H. KHOURY
Abdo H. Khoury Senior Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer)