Form 10-Q
period 2006-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2006-11-01
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Common stock, $0.10 par value, outstanding at October 31, 2006: 84,500,304

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

SEPTEMBER 30, 2006

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$260,523	$207,563
Buildings and improvements	2,451,415	1,835,183

	2,711,938	2,042,746
Less accumulated depreciation	(374,557)	(344,224)

	2,337,381	1,698,522
Mortgage loans receivable, net	110,246	87,553

	2,447,627	1,786,075
Cash and cash equivalents	22,477	10,005
Receivables, net	6,860	5,741
Assets held for sale	9,605	9,198
Other assets	79,283	56,201

	$2,565,852	$1,867,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$100,000	$224,000
Senior notes due 2006-2038	920,225	570,225
Notes and bonds payable	362,328	236,278
Accounts payable and accrued liabilities	74,385	55,685

Total liabilities	1,456,938	1,086,188
Minority interest	1,440	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.677% Series A, 900,485 shares issued and outstanding at September 30, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	90,049	90,049
7.750% Series B Convertible, 1,064,500 shares issued and outstanding at September 30, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; 83,705,104 and 67,811,117 issued and outstanding at September 30, 2006 and December 31, 2005, respectively	8,371	6,781
Capital in excess of par value	1,228,069	889,008
Cumulative net income	961,537	878,716
Other comprehensive income	1,153	—
Cumulative dividends	(1,288,155)	(1,189,972)

Total stockholders’ equity	1,107,474	781,032

	$2,565,852	$1,867,220

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple net lease rent	$66,775	$51,385	$179,840	$145,128
Medical office building rent	2,479	—	6,902	—

	69,254	51,385	186,742	145,128
Interest and other income	4,060	2,498	9,966	7,464

	73,314	53,883	196,708	152,592
Expenses:
Interest and amortization of deferred financing costs	24,890	17,886	65,492	49,506
Depreciation and amortization	21,190	13,797	55,093	39,171
General and administrative	4,165	3,421	11,819	10,465
Medical office building operating expenses	1,513	—	3,895	—
Impairment of assets from continuing operations	—	—	—	310
Loss on extinguishment of debt	—	8,565	—	8,565

	51,758	43,669	136,299	108,017

Income before unconsolidated entity and minority interest	21,556	10,214	60,409	44,575
Income from unconsolidated joint venture	—	—	—	689
Minority interest in net loss of consolidated joint venture	160	—	287	—

Income from continuing operations	21,716	10,214	60,696	45,264

Discontinued operations:
Gain on sale of facilities, net	8,682	54	17,508	87
Income from discontinued operations	1,321	2,447	4,617	707

	10,003	2,501	22,125	794

Net income	31,719	12,715	82,821	46,058
Preferred stock dividends	(3,791)	(3,868)	(11,372)	(11,831)
Preferred stock redemption charges	—	(795)	—	(795)

Income available to common stockholders	$27,928	$8,052	$71,449	$33,432

Basic/diluted per share amounts:
Income from continuing operations available to common stockholders	$0.22	$0.08	$0.66	$0.49
Discontinued operations	0.12	0.04	0.29	0.01

Income available to common stockholders	$0.34	$0.12	$0.95	$0.50

Dividends paid per share	$0.39	$0.37	$1.15	$1.11

Diluted weighted average shares outstanding	81,826	67,623	75,125	67,339

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2005	1,965	$196,499	67,811	$6,781	$889,008	$878,716	$—	$(1,189,972)	$781,032
Issuance of common stock	—	—	15,894	1,590	338,940	—	—	—	340,530
Stock option amortization	—	—	—	—	121	—	—	—	121
Net income	—	—	—	—	—	82,821	—	—	82,821
Other comprehensive income	—	—	—	—	—	—	1,153	—	1,153
Preferred dividends declared	—	—	—	—	—	—	—	(11,372)	(11,372)
Common dividends declared	—	—	—	—	—	—	—	(86,811)	(86,811)

Balances at September 30, 2006	1,965	$196,499	83,705	$8,371	$1,228,069	$961,537	$1,153	$(1,288,155)	$1,107,474

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income	$82,821	$46,058
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,093	39,171
Depreciation and amortization in discontinued operations	1,180	3,312
Gain on sale of facilities	(17,508)	(87)
Impairment of assets	83	8,062
Amortization of deferred financing costs	2,438	1,489
Equity in earnings from unconsolidated joint venture	—	(565)
Cash distribution from unconsolidated joint venture	—	901
Changes in operating assets and liabilities:
Receivables	(1,119)	2,414
Other assets	(5,971)	3,252
Accounts payable and accrued liabilities	15,368	8,973

Net cash provided by operating activities	132,385	112,980

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(646,459)	(162,894)
Proceeds from sale of real estate facilities	45,253	3,366
Return of investment from unconsolidated joint venture	—	875
Investment in mortgage loans receivable	(4,805)	(12,887)
Principal payments on mortgage loans receivable	14,016	833

Net cash used in investing activities	(591,995)	(170,707)

Cash flows from financing activities:
Borrowings under credit facility	520,000	428,000
Repayment of borrowings under credit facility	(644,000)	(357,000)
Borrowings under bridge facility	200,000	—
Repayment of borrowings under bridge facility	(200,000)	—
Issuance of senior unsecured debt	350,000	250,000
Repayments of senior unsecured debt	—	(149,775)
Issuance of notes and bonds payable	31,670	—
Principal payments on notes and bonds payable	(29,143)	(19,183)
Issuance of common stock, net	340,530	15,452
Repurchase of preferred stock	—	(10,746)
Contributions from minority interest	1,911	—
Distributions to minority interest	(184)	—
Dividends paid	(94,392)	(86,908)
Deferred financing costs	(4,310)	(7,863)

Net cash provided by financing activities	472,082	61,977

Increase in cash and cash equivalents	12,472	4,250
Cash and cash equivalents, beginning of period	10,005	8,473

Cash and cash equivalents, end of period	$22,477	$12,723

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (REIT) specializing in investments in healthcare related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that pass all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) through to the tenant. In addition, but to a much lesser extent because we view the risks of this activity to be greater, from time to time we extend mortgage loans and other financing to tenants. For the nine months ended September 30, 2006, we derived approximately 95% of our revenues from our leases, with the remaining 5% from our mortgage loans and other financing activities.

We believe we have operated in such a manner as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as such and therefore to distribute at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gain) to our stockholders. If we qualify for taxation as a REIT, and we distribute 100% of our taxable income to our stockholders, we will generally not be subject to U.S. federal income taxes on our income that is distributed to stockholders. Accordingly, no provision has been made for federal income taxes.

As of September 30, 2006, we had investments in 487 healthcare facilities in 40 states, consisting of:

•	250 assisted and independent living facilities;

•	196 skilled nursing facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals;

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest; and

•	6 assets held for sale.

As of September 30, 2006, our facilities, other than the medical office buildings, were operated by 72 different tenants, including the following publicly traded companies:

Number of Facilities Operated
• Brookdale Senior Living, Inc.	126

• Emeritus Corporation	23

• Extendicare, Inc.	5

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two of our tenants accounted for more than 10% of our revenues at September 30, 2006, as follows:

• Brookdale Senior Living, Inc.	24%

• Hearthstone Assisted Living, Inc.	14%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC. The results of operations for the three-month and nine-month periods ending September 30, 2006 and 2005 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

Rental income from operating leases is accrued as earned over the life of the lease agreements in accordance with GAAP. The majority of our leases do not contain step rent provisions. Interest income on real estate mortgages is recognized using the effective interest method based upon the expected payments over the lives of the mortgages. Additional rent, included in the caption “Rental income,” and additional interest, included in the caption “Interest and other income,” are generally computed as a percentage of facility net revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and the majority of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments are generally made on a quarterly basis, SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) does not allow for the recognition of such revenue until all possible contingencies have been eliminated. Most of our leases with additional rent and loans with additional interest contingent upon facility net revenues in excess of base amounts are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have on occasion deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new tenants. Also, certain leases we entered into, including our lease to Hearthstone Assisted Living, Inc. (“Hearthstone”), have fixed increases in future years. Although the payment of cash rent is deferred, rental income is recorded on a straight-line basis over the life of the lease. These deferred amounts are paid over the lease term. We recorded $391,000 of revenues in excess of cash received during the nine months ended September 30, 2006 and received $895,000 of cash in excess of revenues recorded during the nine months ended September 30, 2005. There was $7,456,000 at September 30, 2006 and $8,486,000 at December 31, 2005 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R requires the fair value of stock options granted to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $659,000 and $1,853,000 for the three-month and nine-month periods ended September 30, 2006, respectively, and $443,000 and $1,217,000 for the three-month and nine-month periods ended September 30, 2005, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $20,134,000 and $52,136,000 for the three and nine months ended September 30, 2006, respectively, and $13,540,000 and $38,419,000 for the three and nine months ended September 30, 2005, respectively. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances we have acquired facilities subject to an in-place lease. Accordingly, in those instances, we may allocate a portion of purchase prices to the value of in-place leases. The costs to execute a lease and the value of above or below market leases at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the lease to real estate amortization expense or rental revenues, as appropriate.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The anticipated transaction to be hedged must expose us to interest rate risk, and the hedging instrument must reduce the exposure and meet the requirements for hedge accounting under SFAS No. 133. We must formally designate the financial instrument as a hedge and document and assess the effectiveness of the hedge at inception, on a quarterly basis and at settlement. Interest rate hedges that are designated as cash flow hedges hedge the future cash outflows on debt.

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

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective January 1, 2008. SFAS No. 157 is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS No. 158 are effective December 31, 2006. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at then end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 is not expected to have a material impact on our results of operations or financial position.

3. Real Estate Properties

As of September 30, 2006, we had direct ownership of:

•	244 assisted and independent living facilities;

•	182 skilled nursing facilities;

•	6 continuing care retirement communities; and

•	7 specialty hospitals.

We lease our owned facilities, other than medical office buildings (see Note 5), to single tenants under “triple-net”, and in many cases, “master” leases that are accounted for as operating leases. The leases generally have initial terms ranging from five to 21 years, and generally have two or more multiple-year renewal options. Approximately 83% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 378 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling $67,222,000. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

properties. Leases covering 274 and 169 facilities contain provisions for property tax and capital expenditure impounds, respectively. No individual property held by us is material to us as a whole.

During the nine months ended September 30, 2006, we acquired 40 assisted and independent living facilities and 19 skilled nursing facilities in 10 separate transactions for an aggregate investment of $703,738,000, including the assumption of $117,075,000 of mortgage financing. These amounts include our acquisition and master leaseback on June 1, 2006 of the real estate holdings of Hearthstone, consisting of 32 assisted living and Alzheimer’s facilities located in ten states, for a total investment of approximately $431,000,000, including debt defeasance and closing costs. Additionally, Hearthstone has agreed to provide us with an exclusive acquisition right on its next $150,000,000 of potential new investments, as well as a right of first offer/last look on an additional $150,000,000 of potential new investments.

During the nine months ended September 30, 2006, we also funded $10,250,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2006, we had committed to fund additional expansions, construction and capital improvements of approximately $47,000,000.

During the nine months ended September 30, 2006, we sold eight skilled nursing facilities and two assisted and independent living facilities to the tenants of the facilities pursuant to purchase options, none of which were previously transferred to assets held for sale, for net cash proceeds of $34,425,000. We provided two mortgage loans related to the sales of three facilities to the former tenants aggregating $8,148,000, partially offset by deferred gains of $4,572,000 that will be recognized in proportion to principal payments received. The other sales resulted in a total gain of $15,123,000 that is included in gain on sale of facilities in discontinued operations.

On July 27, 2006, Brookdale Senior Living, Inc. (“Brookdale”) acquired American Senior Living L.P., which previously leased 10 facilities from us. Terms of the lease for five assisted and independent living facilities provided for purchase options exercisable on July 1, 2008. We sold these five facilities to Brookdale for $33,000,000 and provided a mortgage loan for that amount. This transaction resulted in a deferred gain of $4,671,000 that will be recognized in proportion to principal payments received.

On July 25, 2006, Brookdale acquired American Retirement Corporation, which previously leased 16 facilities from us under three leases. As a result of this transaction, Brookdale assumed the related leases, two of which expire on June 30, 2012 and one that expires on June 30, 2014.

4. Mortgage Loans Receivable

As of September 30, 2006, we held 14 mortgage loans receivable secured by 14 skilled nursing facilities, six assisted living facilities, one continuing care retirement community and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of September 30, 2006, the mortgage loans receivable had a net book value of $110,246,000 with individual outstanding balances ranging from $692,000 to $33,000,000 and maturities ranging from 2007 to 2024.

During the nine months ended September 30, 2006, we funded one mortgage loan secured by five assisted and independent living facilities to Brookdale for $33,000,000 (see Note 3), two mortgage loans secured by three skilled nursing facilities we sold to the former tenants with principal balances totaling $8,148,000 ($3,576,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net of deferred gains totaling $4,572,000), one mortgage loan secured by a skilled nursing facility for $3,265,000 and one mortgage loan secured by a land parcel for $692,000. In addition, two mortgage loans were prepaid aggregating $13,553,000.

5. Medical Office Building Joint Venture

On December 6, 2005, we entered into a joint venture with The Broe Companies (“Broe”) entitled NHP/Broe, LLC to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds 10%. Broe is the managing member, but we consolidate the joint venture. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by or into this joint venture prior to 2006.

For the first 36 months of the joint venture, we will receive 100% of the cash distributions from the joint venture until we have received a cumulative annual return of 8.5%, at which point Broe will receive 100% of the cash distributions until it has received a cumulative annual return of 8.5%. If we have not received a cumulative annual return of 8.5% after the first 36 months, distributions will go to the members in accordance with their ownership percentages until such time as each member earns a cumulative annual return of 8.5%. Then distributions shall be made 65% to us and 35% to Broe until we have achieved a cumulative annual return of 10.5%. Thereafter distributions will be made 50% to each party. During the nine months ended September 30, 2006, cash distributions of $1,026,000 and $183,000 were made to us and to Broe, respectively.

During the nine months ended September 30, 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was allocated to real estate, $14,502,000 was allocated to in-place lease related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was originally financed with a bridge loan from us of $30,729,000, capital contributions from us of $16,981,000, capital contributions from Broe of $1,887,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing in the amount of $31,517,000 (funding up to $34,043,000 available under the financing agreement). All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

6. Assets Held for Sale

During the nine months ended September 30, 2006, we transferred four buildings to assets held for sale. We also sold four assets held for sale for $10,828,000 resulting in a gain of $2,385,000 included in discontinued operations. At September 30, 2006, six buildings and one land parcel remained in assets held for sale. At December 31, 2005, five buildings and one land parcel remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at September 30, 2006 within one year.

7. Credit Facility and Bridge Facility

At September 30, 2006, we had $100,000,000 outstanding on our $700,000,000 credit facility (“Credit Facility”), which is comprised of a $600,000,000 revolving facility with a three-year term and an option on our part to extend for one year and a $100,000,000 five year term loan. At our option, borrowings under the Credit Facility bear interest at prime (8.25% at September 30, 2006) or applicable LIBOR plus 0.90% (6.22% at September 30, 2006). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. The revolving facility matures October 20, 2008 and the term loan matures October 20, 2010. At our option, we may extend the three-year revolving portion for one additional year. As of September 30, 2006, we were in compliance with all covenants under the Credit Facility.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 15, 2006, in connection with the acquisition of Hearthstone, we entered into a new $200,000,000 credit agreement (“Bridge Facility”). The Bridge Facility matured on September 12, 2006, and accordingly, no amounts were outstanding at September 30, 2006.

8. Senior Notes

On July 14, 2006, we issued $350,000,000 of notes due July 15, 2011 at a fixed rate of 6.50% resulting in net proceeds of approximately $347,000,000. The net proceeds were used to repay $197,000,000 under our Credit Facility and $150,000,000 under our Bridge Facility.

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% in order to hedge the expected interest payments associated with a portion of the $350,000,000 of notes. The Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts will be amortized over the life of the debt as a yield reduction.

9. Common Stock

On April 5, 2006, we closed on the sale of 5,850,000 shares of common stock (including the underwriters’ over-allotment option of 1,350,000 shares) at $21.50 per share ($20.54 net of the underwriters’ discounts). In addition, we entered into forward sale agreements with affiliates of certain underwriters relating to 4,500,000 shares of common stock. These agreements gave us the option of settling the 4,500,000 forward shares in shares of common stock or cash at any time during the twelve months following the closing date. We settled the contracts by issuing 4,500,000 shares on June 29, 2006 at a price of $20.37 per share (the $20.54 from the original sale as adjusted for interest earned and dividends paid from the forward sale date to the settlement date) to settle the forward sale agreements. The net proceeds from the sale of these shares of approximately $211,000,000, after underwriters’ discounts and expenses payable by us, were used to repay borrowings under our Credit Facility.

On January 17, 2006 we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. During the nine-month period ended September 30, 2006, we sold approximately 4,920,000 shares of common stock at a weighted average price of $24.03 resulting in net proceeds of approximately $115,600,000 after underwriting fees. On September 22, 2006, we entered into another similar sales agreement with Cantor for up to an additional 5,000,000 shares of common stock.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2006 was 2%. During the nine months ended September 30, 2006, we issued approximately 468,000 shares of common stock resulting in net proceeds of approximately $10,700,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options and forward equity shares (from the date we entered into the forward contract to the settlement date). The dilutive effect of stock options and forward equity shares is calculated using the treasury method and expected proceeds upon exercise of the stock options and settlement of the forward equity agreements. The calculation below excludes the Series B Convertible Preferred stock which is not dilutive for any period presented and 60,000 stock options with option prices that would not be dilutive for the three months and nine months ended September 30, 2006, and 74,000 stock options with option prices that would not be dilutive for the three months and nine months ended September 30, 2005. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended September 30,
	2006		2005
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$21,716		$10,214
Less: preferred stock dividends	(3,791)		(3,868)
preferred stock redemption charges	—		(795)

Amounts used to calculate Basic EPS	17,925	81,679	5,551	67,457
Effect of dilutive securities:
Stock options	—	147	—	166

Amounts used to calculate Diluted EPS	$17,925	81,826	$5,551	67,623

	Nine months ended September 30,
	2006		2005
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$60,696		$45,264
Less: preferred stock dividends	(11,372)		(11,831)
preferred stock redemption charges	—		(795)

Amounts used to calculate Basic EPS	49,324	74,959	32,638	67,199
Effect of dilutive securities:
Forward equity shares	—	49	—	—
Stock options	—	117	—	140

Amounts used to calculate Diluted EPS	$49,324	75,125	$32,638	67,339

11. Impairment of Assets

During the nine months ended September 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their individual estimated fair values less costs to sell.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the nine months ended September 30, 2005, we recognized impairment charges of $893,000 related to one skilled nursing facility and $7,019,000 related to one facility that would no longer be operated as a skilled nursing facility, which included the write-down of the facility to its estimated fair value less selling costs, a reserve against a receivable from the tenant of the facility for $310,000 and the write-off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less selling costs.

12. Pension Plan

During 1991, we adopted an unfunded pension plan covering the current non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005 and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the plan. There was no service cost for the plan for the nine months ended September 30, 2006. Service cost was $82,000 for the nine months ended September 30, 2005. The interest cost for the plan was $66,000 for the nine months ended September 30, 2006 and $52,000 for the nine months ended September 30, 2005. We made $63,000 of contributions to the plan for the nine months ended September 30, 2006 and $75,000 for the nine months ended September 30, 2005, and we expect to make $19,000 of contributions during the remainder of 2006.

13. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 6 and Note 11 for more detail regarding the facilities sold and classified as held for sale during 2006. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Revenues	$1,596	$3,515	$5,938	$11,830
Expenses:
Depreciation and amortization	266	1,001	1,180	3,312
General and administrative	9	67	58	59
Impairment of assets	—	—	83	7,752

	275	1,068	1,321	11,123

Income from discontinued operations	$1,321	$2,447	$4,617	$707

14. Derivatives and Comprehensive Income

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% settling no later than August 2, 2006. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 11, 2006 issuance of $350,000,000 (upsized from $250,000,000) of notes (see Note 8). We recorded these Treasury lock agreements on our balance sheets at their estimated fair value of $1,576,000 at June 30, 2006.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250,000,000 of the $350,000,000 of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts will be amortized over the life of the debt as a yield reduction. As the settlement amounts were lower than the estimated fair value of the Treasury lock agreements at June 30, 2006, an adjustment to other comprehensive income was recorded during the three months ended September 30, 2006 to reflect this variance.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Net income	$31,719	$12,715	$82,821	$46,058
Other comprehensive income (loss)	(423)	—	1,153	—

Total comprehensive income	$31,296	$12,715	$83,974	$46,058

15. Litigation

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in various stages of discovery, pleading and law and motion. We have recently filed motions for summary judgment in several of the cases, which along with previously filed motions to strike and a motion for nonsuit, remain pending before the court. We would hope to have hearings on these motions, and rulings thereon by the court, by year end.

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

Revenue Recognition

Our rental revenue is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases (SFAS No. 13) and SEC Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements (SAB No. 101) among other authoritative pronouncements. These pronouncements require us to account for the rental income on a straight-line basis unless a more appropriate method exists. We believe that the method most reflective of the use of a healthcare facility with fixed rate increases is the straight-line method. Straight-line accounting requires us to calculate the total fixed rent to be paid over the life of the lease and recognize that revenue evenly over that life. In a situation where a lease calls for fixed rental increases during the life of a lease or there is a period of free rent at the beginning of a lease, rental income recorded in the early years of a lease is higher than the actual cash rent received which creates an asset on the balance sheet called deferred rent receivable. At some point during the lease, depending on the rent levels and terms, this reverses and the cash rent payments received during the later years of the lease are higher than the rental income recognized, which reduces the deferred rent receivable balance to zero by the end of the lease. We have on occasion deferred the payment of rent for the first few months on leases for certain buildings we have constructed. In addition, we have occasionally deferred the payment of a portion or all of the monthly rent for the first few months on leases we have restructured with new tenants. Also, certain leases we entered into, including our lease to Hearthstone Assisted Living, Inc. (“Hearthstone”), have fixed increases in future years. We record the rent for these facilities on a straight-line basis in accordance with SFAS No. 13. However, we also assess the collectibility of the deferred portion of the rent that is to be collected in a future period in accordance with SAB No. 101. This assessment is based on several factors, including the financial strength of the lessee and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the current rental income, and depending on the circumstances, we may provide a reserve against the existing deferred rent balance for the portion, up to its full value, that we estimate will not be recovered. This assessment requires us to determine whether there are factors indicating the future rent payments may not be fully collectible and to estimate the amount of the rent that will not be collected. If our assumptions or estimates regarding a lease change in the future, we may have to record a reserve to reduce or further reduce the rental revenue recognized and/or deferred rent receivable balance. We recorded $391,000 of revenues in excess of cash received during the nine months ended September 30, 2006 and received $895,000 of cash in excess of revenues recorded during the nine months ended September 30, 2005. There is $7,456,000 at September 30, 2006 and $8,486,000 at December 31, 2005 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

Additional rent and interest are generally computed as a percentage of facility revenues in excess of base amounts or as a percentage of the increase in the Consumer Price Index. We do not straight-line rent that is contingent on revenue increases or increases in the Consumer Price Index. Additional rent and interest are generally calculated and payable monthly or quarterly, and most of our leases contain provisions such that total rent cannot decrease from one year to the next. While the calculations and payments of additional rents contingent upon revenue are generally made on a quarterly basis, SAB No. 101 does not allow for the recognition of this revenue until all possible contingencies have been eliminated. Most of our leases with additional rent and loans with additional interest contingent upon revenue are structured as quarterly calculations so that all contingencies for revenue recognition have been eliminated at each of our quarterly reporting dates.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows from a long-lived asset is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the nine months ended September 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their estimated fair values less costs to sell. During the nine months ended September 30, 2005, we recognized impairment charges of $8,062,000, $893,000 of which related to one skilled nursing facility, and $7,019,000 related to one facility that would no longer be operated as a skilled nursing facility, which included the write-down of the facility to its estimated fair value less selling costs, a reserve against a receivable from the tenant of the facility for $310,000 and the write-off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less selling costs.

Collectibility of Receivables

We evaluate the collectibility of our mortgage loans and other receivables on a regular basis. We evaluate the collectibility of receivables based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that will not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective January 1, 2008. SFAS No. 157 is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS No. 158 are effective December 31, 2006. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at then end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 is not expected to have a material impact on our results of operations or financial position.

Operating Results

Nine-Month Period Ended September 30, 2006 vs. Nine-Month Period Ended September 30, 2005

Triple-net lease rental income increased $34,712,000, or 24%, in 2006 as compared to 2005. The increase was primarily due to rental income from 59 facilities acquired in 2006, 64 facilities acquired during 2005 and rent increases totaling $3,294,000. Medical office building rent was generated by the medical office buildings we acquired through our joint venture with The Broe Companies (“Broe”) during the first quarter of 2006. Interest and other income increased $2,502,000, or 34%, over 2005. The increase was primarily due to five loans funded during 2006 and two loans funded during 2005 and a lease assumption fee included in other income, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $15,986,000, or 32%, in 2006 as compared to 2005. The increase was primarily due to increased borrowings to fund acquisitions in 2005 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $123,513,000 of secured debt during 2006 and $70,506,000 during 2005 and the Broe loan for $31,670,000, partially offset by interest savings from the extinguishment of $131,775,000 of notes in August 2005. Depreciation and amortization increased $15,922,000, or 41%, over 2005. The increase was primarily due to the acquisition of 59 facilities in 2006 and 64 facilities during 2005, as well as the amortization of lease related intangible assets in the medical office building joint venture. General and administrative expenses increased $1,354,000, or 13%, over 2005. The increase was primarily due to the amortization of restricted stock grants and increases in other general corporate expenses. Medical office building operating expenses relate to the operations of the medical office building portfolio that was acquired during the first quarter of 2006. The medical office buildings are not triple-net leased like the rest of our portfolio. During the nine months ended September 30, 2005, we recognized an impairment of assets charge of $310,000 in continuing operations. The impairment related to a receivable from the operator of two facilities, one of which was impaired for $6,709,000 in 2005, which portion of the impairment is reported in discontinued operations because we transferred the building to assets held for sale

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Discontinued operations income increased $21,331,000 versus 2005. Discontinued operations income of $22,125,000 for the nine months ended September 30, 2006 was comprised of gains on sale of $17,508,000, rent revenue of $5,916,000 and interest and other income of $22,000, partially offset by depreciation of $1,180,000, asset impairment charges of $83,000 and general and administrative expenses of $58,000. Discontinued operations income of $794,000 for the nine months ended September 30, 2005 was comprised of rent revenue of $11,825,000, gains on sale of $87,000 and other income of $5,000, partially offset by asset impairment charges of $7,752,000, depreciation of $3,312,000 and general and administrative expenses of $59,000. The difference in the composition of discontinued operations income (excluding the gains and impairments) was primarily caused by the fact that income from facilities sold during 2005 and 2006 is included in discontinued operations in 2005 while only income from facilities sold in 2006 is included in discontinued operations in 2006. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations.

Three-Month Period Ended September 30, 2006 vs. Three-Month Period Ended September 30, 2005

Triple-net lease rental income increased $15,390,000, or 30%, in 2006 as compared to 2005. The increase was primarily due to rental income from 59 facilities acquired in 2006 and rent increases totaling $956,000. Medical office building rent is generated by the medical office buildings we acquired through our joint venture with Broe during the first quarter of 2006. Interest and other income increased $1,562,000, or 63%, over 2005. The increase was primarily due to five loans funded during 2006 and one loan funded during the last six months of 2005 and a lease assumption fee included in other income, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $7,004,000, or 39%, in 2006 as compared to 2005. The increase was primarily due to increased borrowings to fund acquisitions in 2005 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $123,513,000 of secured debt during 2006 and the Broe loan for $31,670,000, partially offset by interest savings from the extinguishment of $131,775,000 of notes in August 2005. Depreciation and amortization increased $7,393,000, or 54%, over 2005. The increase was primarily due to the acquisition of 59 facilities in 2006 and the amortization of lease related intangible assets in the medical office building joint venture. General and administrative expenses increased $744,000, or 22%, over 2005. The increase was primarily due to the amortization of restricted stock grants and increases in compensation and other general corporate expenses. Medical office building operating expenses relate to the operations of the medical office building portfolio that was acquired during the first quarter of 2006. The medical office buildings are not triple-net leased like the rest of our portfolio.

Discontinued operations income increased $7,502,000 versus 2005. Discontinued operations income of $10,003,000 for the three months ended September 30, 2006 was comprised of gains on sale of $8,682,000 and rent revenue of $1,596,000, partially offset by depreciation of $266,000 and general and administrative expenses of $9,000. Discontinued operations income of $2,501,000 for the three months ended September 30, 2005 was comprised of rental income of $3,514,000, gain on sale of $54,000 and other income of $1,000, partially offset by depreciation of $1,001,000 and general and administrative expenses of $67,000. The difference in the composition of discontinued operations income (excluding the gains and impairments) was primarily caused by the fact that income from facilities sold during 2005 and 2006 is included in discontinued operations in 2005 while only income from facilities sold in 2006 is included in discontinued operations in 2006.

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of September 30, 2006, we had leases on 12 facilities expiring in 2007. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $16,000,000 during the remainder of 2006. We expect to make additional acquisitions during 2006, although we cannot predict the quantity and timing of any such acquisitions. As we make additional investments in facilities, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset any revenue increases and could reduce revenues.

Investment in Consolidated Medical Office Building Joint Venture

On December 6, 2005, we entered into a joint venture with Broe entitled NHP/Broe, LLC to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds 10%. Broe is the managing member, but we consolidate the joint venture. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by or into this joint venture prior to 2006.

During the nine months ended September 30, 2006, cash distributions of $1,026,000 and $183,000 were made to us and to Broe, respectively.

During the nine months ended September 30, 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was allocated to real estate, $14,502,000 was allocated to in-place leases related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was originally financed with a bridge loan from us of $30,729,000, capital contributions from us of $16,981,000, capital contributions from Broe of $1,887,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing in the amount of $31,517,000 (funding up to $34,043,000 available under the financing agreement). All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2006 increased $19,406,000, or 17%, as compared to the same period in 2005. This was primarily due to revenue increases from our owned facilities and mortgage loans as a result of acquisitions and funding of mortgage loans during 2006 and 2005, offset in part by increased interest and general and administrative expenses. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the nine months ended September 30, 2006, we acquired 40 assisted and independent living facilities and 19 skilled nursing facilities in 10 separate transactions for an aggregate investment of $703,738,000 including the assumption of $117,075,000 of mortgage financing. These amounts include our acquisition and master leaseback on June 1, 2006 of the real estate holdings of Hearthstone, consisting of 32 assisted living and Alzheimer’s facilities located in ten states, for a total investment of approximately $431,000,000, including debt defeasance and closing costs. We also funded $10,250,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At September 30, 2006, we had committed to fund additional expansions, construction and capital improvements of approximately $47,000,000.

During the nine months ended September 30, 2006, we also acquired 21 medical office buildings through a joint venture with Broe for $55,985,000, including the assumption of $6,438,000 of mortgage financing.

During the nine months ended September 30, 2006, we sold 10 skilled nursing facilities and four assisted and independent living facilities, excluding the transaction with Brookdale Senior Living, Inc. (“Brookdale”) discussed below, for cash proceeds of $45,253,000. We provided two mortgage loans aggregating $8,148,000 related to the sale of three of these facilities to the former tenants. These sales resulted in a recognized gain of $17,508,000 that is included in gain on sale of facilities in discontinued operations.

On July 27, 2006, Brookdale acquired American Senior Living L.P., which previously leased 10 facilities from us. Terms of the lease for five assisted and independent living facilities provided for purchase options exercisable on July 1, 2008. One of the goals of our portfolio management program is to retain the revenue stream from our newer and better performing assets for as long as possible. In this instance, we were able to negotiate a solution that allowed us to maintain the revenue stream for an additional year, and allowed Brookdale to take advantage of the deprecation deduction related to the assets immediately. As a result, we sold these five facilities to Brookdale for $33,000,000 and provided a mortgage loan for that amount. This transaction resulted in a deferred gain of $4,671,000.

Also, during the nine months ended September 30, 2006, we funded two mortgage loans, excluding loans for facilities sold in the transactions discussed above, secured by one skilled nursing facility and one land parcel totaling $3,957,000. In addition, two mortgage loans receivable were prepaid.

Financing Activities

At September 30, 2006, we had $600,000,000 available under our $700,000,000 unsecured credit facility (“Credit Facility”) compared to $476,000,000 at December 31, 2005. The increase was primarily due to the issuance of $350,000,000 of notes on July 14, 2006 at a fixed rate of 6.50% due July 15, 2011 resulting in net proceeds of approximately $347,000,000, as well as the issuance of common stock discussed below. At our option, borrowings under the agreement bear interest at prime (8.25% at September 30, 2006) or applicable LIBOR plus 0.90% (6.22% at September 30, 2006). We pay a facility fee of 0.2% per annum on the total commitment under the agreement. Our Credit Facility is comprised of a revolving portion of $600,000,000 with a three-year term that expires on October 20, 2008 and a term loan portion of $100,000,000 with a five year term that expires on October 20, 2010. At our option, we may extend the three-year revolving portion for one additional year.

On May 15, 2006, in connection with the acquisition of Hearthstone, we entered into a new $200,000,000 credit agreement (“Bridge Facility”). The Bridge Facility matured on September 12, 2006, and accordingly, no amounts were outstanding at September 30, 2006.

During the nine-month period ended September 30, 2006, we prepaid $25,152,000 of fixed rate secured debt that bore interest at a weighted average rate of 7.09%. The prepayments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. We currently have $32,725,000 of notes maturing in November 2006. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our credit ratings at September 30, 2006 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

On April 5, 2006, we closed on the sale of 5,850,000 shares of common stock (including the underwriters’ over-allotment option of 1,350,000 shares) at $21.50 per share ($20.54 net of the underwriters’ discounts). In addition, we entered into forward sale agreements with affiliates of certain underwriters relating to 4,500,000 shares of common stock. These agreements gave us the option of settling the 4,500,000 forward shares in shares of common stock or cash at any time during the twelve months following the closing date. We settled the contracts by issuing 4,500,000 shares on June 29, 2006 at a price of $20.37 per share (the $20.54 from the original sale as adjusted for interest earned and dividends paid from the forward sale date to the settlement date) to settle the forward sale agreements. The net proceeds from the sale of these shares of approximately $211,000,000, after underwriters’ discounts and expenses payable by us, were used to repay borrowings under our Credit Facility.

On January 17, 2006 we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. During the nine months ended September 30, 2006, we sold approximately 4,920,000 shares of common stock at a weighted average price of $24.03 resulting in net proceeds of approximately $115,600,000 after underwriting fees. On September 22, 2006, we entered into another similar sales agreement with Cantor for up to an additional 5,000,000 shares of common stock.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2006 was 2%. During the nine months ended September 30, 2006, we issued approximately 468,000 shares of common stock resulting in net proceeds of approximately $10,700,000.

At September 30, 2006, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $559,247,000 of securities including debt, convertible debt, common and preferred stock. In addition, at September 30, 2006, we had 3,297,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

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

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance on our $700,000,000 Credit Facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no material off-balance financing arrangements at September 30, 2006. However, in June 2006, we entered into two $125,000,000, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of the $350,000,000 of notes issued in July 2006 as described in Notes 8 and 14 to our consolidated financial statements. We did not have any unconsolidated subsidiaries.

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

During the nine months ended September 30, 2006, the borrowings under our Credit Facility decreased from $224,000,000 to $100,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2006 of $400,000.

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

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action and are in various stages of discovery, pleading and law and motion. We have recently filed motions for summary judgment in several of the cases, which along with previously filed motions to strike and a motion for nonsuit, remain pending before the court. We would hope to have hearings on these motions, and rulings thereon by the court, by year end.

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

Part II Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of known risks facing us. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2005 Form 10-K. The categorization of risks set forth in our 2005 Form 10-K and below is meant to help you better understand the risks facing us and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed in our 2005 Form 10-K and below may, and likely will, adversely affect many aspects of our business.

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

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock. Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of September 30, 2006, 900,485 shares of our Series A cumulative preferred step-up REIT securities and 1,064,500 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the Securities and Exchange Commission and shareholder reporting services, as of June 30, 2006, three of our stockholders owned over 5% of our common stock, for a total of approximately 25.4% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Item 6.	Exhibits

Exhibit 3.1*	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 filed as an exhibit to our Form 8-K as filed with the SEC on August 21, 2006.

Exhibit 10.1*	Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.1 filed as an exhibit to our Form 8-K as filed with the SEC on August 21, 2006.

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

Exhibit 99*	Sales Agreement with Cantor Fitzgerald & Co. dated as of September 22, 2006. Incorporated by reference to Exhibit 1.1 filed as an exhibit to our Form 8-K as filed with the SEC on September 29, 2006.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2006	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/S/ ABDO H. KHOURY
Abdo H. Khoury Senior Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer)