Form 10-K
period 2006-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2007-02-14
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,789,982,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2007
Common Stock, $0.10 par value per share	88,337,817 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2007 (Proxy Statement)	Part III

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-K

December 31, 2006

PART I

Item 1.	Business.

Nationwide Health Properties, Inc., a Maryland corporation incorporated on October 14, 1985, is a real estate investment trust (REIT) specializing in investments in healthcare-related senior housing and long-term care properties. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. Leases for our medical office buildings operated by a consolidated joint venture are not “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the year ended December 31, 2006, we derived approximately 95% of our revenues from our leases, with the remaining 5% from our mortgage loans and other financing activities.

At December 31, 2006, we had investments in 480 healthcare facilities in 42 states, consisting of:

•	245 assisted and independent living facilities;

•	194 skilled nursing facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals;

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest; and

•	6 assets held for sale.

At December 31, 2006, we held 14 mortgage loans secured by:

•	12 skilled nursing facilities;

•	6 assisted and independent living facilities;

•	1 continuing care retirement community; and

•	1 land parcel.

Substantially all of our directly owned facilities, excluding the medical office buildings, are leased under “triple-net” leases, which are accounted for as operating leases, to 67 healthcare providers.

The facilities we have investments in, other than the medical office buildings, are operated by 73 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	98
• Emeritus Corporation	23
• Extendicare, Inc.	1
• Genesis Healthcare	4
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our tenants, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) accounted for more than 10% of our revenues at December 31, 2006 and are expected to account for more than 10% of our revenues in 2007.

The following table summarizes our top five tenants, the number of facilities each operates and the percentage of our revenues received from each of these tenants as of the end of 2006, as adjusted for facilities acquired and disposed of during 2006:

Operator	Number of Facilities Operated	Percentage of Revenue
Brookdale Senior Living, Inc.	98	21%
Hearthstone Senior Services, L.P.	32	15%
Wingate Healthcare, Inc.	18	7%
Emeritus Corporation	23	7%
Atria Senior Living Group	17	8%

Our leases have fixed initial rent amounts and generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur. We assess the collectibility of our rent receivables, and depending on the circumstances, we may provide a reserve against the receivable balances for the portion, up to the full value, that we estimate may not be recovered. Approximately 85% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and, if purchase options exist, grouped purchase options. Leases covering 391 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling $72,241,000. Under terms of the leases, the tenants are responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. Leases covering 295 and 194 facilities contain provisions for property tax and capital expenditure impounds, respectively.

During 2006, we acquired 64 assisted and independent living facilities and 20 skilled nursing facilities in 16 separate transactions for an aggregate investment of $938,934,000, including the assumption of $128,091,000 of mortgage financing. These amounts include our acquisition and master leaseback on June 1, 2006 of the real estate holdings of Hearthstone Assisted Living, Inc., consisting of 32 assisted living and Alzheimer’s facilities located in ten states, for a total investment of approximately $431,000,000, including debt defeasance and closing costs. Additionally, Hearthstone has agreed to provide us with an exclusive acquisition right on its next $150,000,000 of potential new investments, as well as a right of first offer/last look on an additional $150,000,000 of potential new investments.

During 2006, we also funded $14,426,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally resulted in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project.

During 2006, we also acquired 21 medical office buildings through a joint venture with The Broe Companies for $55,985,000, including the assumption of $6,438,000 of mortgage financing.

During 2006, we funded three mortgage loans secured by five assisted and independent living facilities and three skilled nursing facilities we sold to the former tenants with principal balances totaling $41,148,000 ($31,905,000 net of deferred gains totaling $9,243,000), one mortgage loan secured by a skilled nursing facility for $3,265,000 and one mortgage loan secured by a land parcel for $692,000. At December 31, 2006, we held 14 mortgage loans receivable secured by 12 skilled nursing facilities, six assisted living facilities, one continuing care retirement community and one land parcel. The mortgage loans receivable have an aggregate principal balance of $116,322,000, net of aggregate deferred gains and discounts totaling $9,393,000, for a net book value of $106,929,000. The mortgage loans have individual outstanding balances ranging from $692,000 to $33,000,000 and have maturities ranging from 2007 to 2024.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation”, e.g., at the corporate and stockholder levels, that usually results from investment in the stock of a corporation. Please see the heading “If we fail to maintain our REIT status, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates” under the caption “Risk Factors” for more information.

Objectives and Policies

We are organized to invest in income-producing healthcare related facilities. At December 31, 2006, we had investments in 480 facilities located in 42 states, and we plan to invest in additional healthcare properties in the United States. Other than potentially utilizing joint ventures, we do not intend to invest in securities of, or interests in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

In evaluating potential investments, we consider such factors as:

•	The geographic area, type of property and demographic profile;

•	The location, construction quality, condition and design of the property;

•	The expertise and reputation of the operator;

•	The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;

•	Whether the anticipated rent provides a competitive market return to NHP;

•	The potential for capital appreciation;

•	The tax laws related to real estate investment trusts;

•	The regulatory and reimbursement environment in which the properties operate;

•	Occupancy and demand for similar healthcare facilities in the same or nearby communities; and

•	An adequate mix between private and government sponsored patients.

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

At December 31, 2006, we had two series of preferred stock with liquidation preferences totaling $196,499,000, $355,411,000 in notes and bonds payable and $887,500,000 in aggregate principal amount of debt securities that are senior to our common stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock. During the past three years we have issued one series of preferred stock senior to our common stock, and while we do not have immediate plans to issue additional equity securities senior to our common stock, we may do so in the future.

We have authority to offer shares of our capital stock in exchange for investments that conform to our standards and to repurchase or otherwise acquire our shares or other securities.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. At December 31, 2006, we held 14 mortgage loans secured by 12 skilled nursing facilities, six assisted and independent living facilities, one continuing care retirement community and one land parcel. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

We may incur additional indebtedness when, in the opinion of our management and board of directors, it is advisable. For short-term purposes we, from time to time, negotiate lines of credit or arrange for other short-term borrowings from banks or others. We arrange for long-term borrowings through public offerings or private placements to institutional investors.

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

The policies set forth herein have been established by our board of directors and may be changed without stockholder approval.

Properties

Of the 480 facilities in which we have investments, we have direct ownership of:

•	239 assisted and independent living facilities;

•	182 skilled nursing facilities;

•	6 continuing care retirement communities;

•	7 specialty hospitals; and

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest.

Substantially all of the properties, except the medical office buildings, are leased to other parties under terms that require the tenant, in addition to paying rent, to pay all additional charges, taxes, assessments, levies and fees incurred in the operation of the leased properties. No individual property held by us is material to us as a whole.

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

Medical Office Buildings

Medical office buildings are typically multi-story buildings on or near an acute care hospital campus. They usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services.

The following table sets forth certain information regarding our owned facilities as of December 31, 2006:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2006 Rent (2)
			(Dollars in Thousands)
Assisted and Independent Living Facilities:
Alabama	5	442	$35,819	$2,214
Arizona	3	236	27,056	1,597
Arkansas	1	32	2,150	220
California	19	2,142	131,682	18,889
Colorado	5	721	69,437	7,714
Connecticut	2	215	30,141	2,837
Florida	21	1,628	142,235	12,472
Georgia	3	251	22,036	1,391
Illinois	2	198	18,685	1,772
Indiana	4	194	17,780	1,047
Kansas	6	283	16,419	1,270
Kentucky	1	44	2,782	329
Louisiana	1	80	6,704	635
Maryland	1	60	5,416	356
Massachusetts	4	394	52,353	4,036
Michigan	14	929	100,835	8,161
Minnesota	10	343	38,714	1,370
Mississippi	2	128	10,082	955
Missouri	1	94	3,615	343
Nevada	2	154	13,616	1,393
New Jersey	3	204	22,368	2,260
New Mexico	1	96	22,377	1,184
New York	3	406	43,836	4,740
North Carolina	11	681	117,098	2,013
North Dakota	1	48	6,301	32
Ohio	11	661	63,285	3,836
Oklahoma	4	205	22,033	1,423
Oregon	6	409	30,118	3,095
Pennsylvania	5	315	32,920	2,417
Rhode Island	4	422	46,841	4,098
South Carolina	4	209	15,367	1,328
South Dakota	4	183	21,254	126
Tennessee	9	705	59,080	4,072
Texas	35	2,462	327,306	21,835
Virginia	2	150	15,143	356
Washington	12	1,181	86,847	5,660
West Virginia	2	156	12,456	1,015
Wisconsin	15	1,658	127,505	11,047

Subtotals	239	18,719	1,819,692	139,538

Skilled Nursing Facilities:
Arizona	1	130	3,790	296
Arkansas	8	833	34,914	3,610
California	3	698	10,139	2,061
Connecticut	2	225	12,050	507
Florida	4	465	15,143	1,639
Georgia	1	100	4,342	344

Facility Location	Number of Facilities	Number of Beds/Units (1)	Gross Investment	2006 Rent (2)
			(Dollars in Thousands)
Idaho	1	64	792	98
Illinois	2	210	5,549	624
Indiana	7	935	29,725	2,502
Kansas	6	425	11,110	1,048
Kentucky	2	242	9,085	1,049
Maryland	5	911	30,804	3,244
Massachusetts	22	2,777	207,425	17,118
Minnesota	3	568	24,705	2,147
Mississippi	1	120	4,467	467
Missouri	11	922	42,629	4,281
Nevada	1	140	4,389	720
New York	3	440	57,601	3,546
North Carolina	1	150	2,360	340
Ohio	5	733	28,458	2,177
Oklahoma	1	253	2,312	25
Pennsylvania	1	157	5,503	563
Tennessee	5	508	19,290	2,350
Texas	61	7,127	156,972	19,487
Utah	1	65	2,793	234
Virginia	4	604	18,568	2,976
Washington	6	589	35,461	3,862
West Virginia	4	326	15,143	1,900
Wisconsin	8	767	36,989	3,500
Wyoming	2	217	11,987	1,146

Subtotals	182	21,701	844,495	83,861

Continuing Care Retirement Communities:
Arizona	1	228	12,887	1,511
Colorado	1	119	3,116	390
Florida	1	225	12,043	704
Massachusetts	1	171	14,656	1,488
Tennessee	1	80	3,178	389
Texas	1	354	30,870	3,377

Subtotals	6	1,177	76,750	7,859

Specialty Hospitals:
Arizona	2	116	17,071	2,105
California	2	84	39,350	3,941
Texas	3	103	11,609	1,184

Subtotals	7	303	68,030	7,230

Medical Office Buildings:
Georgia	4	—	7,041	1,668
Louisiana	6	—	15,418	4,129
South Carolina	1	—	2,112	542
Tennessee	1	—	3,896	863
Texas	6	—	6,998	1,707
Virginia	3	—	4,355	791

Subtotals	21	—	39,820	9,700

Total Owned Facilities	455	41,900	$2,848,787	$248,188

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units and all other facilities are measured by bed count.
(2)	Rental income for 2006 for each of the properties we owned at December 31, 2006, excluding assets held for sale.

Competition

We generally compete with other REITs, including Health Care Property Investors, Inc., Health Care REIT, Inc., Healthcare Realty Trust Incorporated, LTC Properties, Inc., National Health Investors, Inc., Omega Healthcare Investors, Inc., Senior Housing Properties Trust and Ventas, Inc., real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies, pension funds, the Department of Housing and Urban Development and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The tenants that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians, staff and location.

Regulation

Payments for healthcare services provided by the tenants of our facilities are received principally from four sources: Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged, certain chronically disabled individuals, and persons with end-stage renal disease; private funds; and health and other insurance plans. Government revenue sources are the primary source of funding for most skilled nursing facilities and specialty hospitals and are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to skilled nursing facilities and specialty hospitals and the amount of additional rents payable to us under our leases. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients. Decreases in reimbursement levels could have an adverse impact on the revenues of the tenants of our skilled nursing facilities and specialty hospitals, which could in turn adversely impact their ability to make their monthly lease or debt payments to us. Changes in reimbursement levels have very little impact on our assisted and independent living facilities because virtually all of their revenues are paid from private funds.

There exist various federal and state laws and regulations prohibiting fraud and abuse by healthcare providers, including those governing reimbursements under Medicaid and Medicare as well as referrals and financial relationships. Federal and state governments are devoting increasing attention to anti-fraud initiatives. Our tenants may not comply with these current or future regulations, which could affect their ability to operate or to continue to make lease or mortgage payments.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 12, 2007:

Name	Position	Age
Douglas M. Pasquale	President and Chief Executive Officer	52
Donald D. Bradley	Senior Vice President and Chief Investment Officer	51
Abdo H. Khoury	Senior Vice President and Chief Financial and Portfolio Officer	57
David E. Snyder	Vice President and Controller	35

Douglas M. Pasquale—President and Chief Executive Officer since April 2004 and a director since November 2003. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living, an operator of assisted living facilities, from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International—North America a hotel ownership and hotel management company from 1996 to 1998, and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (ASHA) and is a director of Alexander & Baldwin Inc.

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

Employees

As of February 12, 2007, we had 23 employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are electronically filed with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our annual, quarterly and current reports, and amendments to reports are also available on our website at www.nhp-reit.com, as soon as reasonably practicable after those reports are available on the SEC’s website.

Availability of Governance Principles and Board of Director Committee Charters

Our board of directors has adopted charters for its Audit Committee, Capital Planning Committee, Compensation Committee, Corporate Governance Committee and Investment Committee. Our board of directors has also adopted Governance Principles. The Governance Principles and each of the charters are available on our website at www.nhp-reit.com. These materials, together with our Business Code of Conduct & Ethics referenced below, are available in print to any stockholder who requests them in writing by contacting:

Nationwide Health Properties, Inc.

610 Newport Center Drive, Suite 1150

Newport Beach, California 92660

Attention: Abdo H. Khoury

Business Code of Conduct & Ethics

Our board of directors has adopted a Business Code of Conduct & Ethics, which applies to all employees, including our chief executive officer, chief financial and portfolio officer, chief investment officer, vice presidents and directors. The Business Code of Conduct & Ethics is posted on our website at www.nhp-reit.com. Our Audit Committee must approve any waivers of the Business Code of Conduct & Ethics. We presently intend to disclose any amendments and waivers, if any, of the Business Code of Conduct & Ethics on our website; however, if we change our intention, we will file any amendments or waivers with a current report on Form 8-K. There have been no waivers of the Business Code of Conduct & Ethics.

Item 1A.	Risk Factors.

Generally speaking, the risks facing our company fall into two categories: risks associated with the operations of our operators and other risks related to our operations. You should carefully consider the risks and uncertainties described below before making an investment decision in our company. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

RISKS RELATING TO OUR OPERATORS

Our financial position could be weakened and our ability to make distributions could be limited if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. There may end up being more serious operator financial problems that lead to more extensive restructurings or operator disruptions than we currently expect. This could be unique to a particular operator or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities due to general economic and other factors and continuing increases in liability, insurance premiums and other expenses. These adverse developments could arise due to a number of factors, including those listed below.

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

•

Leases.    If one of our lessees seeks bankruptcy protection, the lessee can either assume or reject the lease. Generally, the lessee is required to make rent payments to us during its bankruptcy until it rejects the lease. If the lessee assumes the lease, the court cannot change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. In that event, if we were able to re-lease the facility to a new operator only on unfavorable terms or after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

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

In addition, many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a deferred rent asset included in other assets on our balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the deferred rent asset decreasing to zero over the remainder of the lease term. We assess the collectibility of the deferred rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized deferred rent asset for a portion, up to its full value, that we estimate may not be recoverable. The balance of deferred rent receivable at December 31, 2006, net of allowances was $7,756,000. To the extent any of the operators under these leases, for the reasons discussed above, become unable to pay the deferred rents, we may be required to write down the rents receivable from those operators, which would reduce our net income.

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

Our operators are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our operators’ costs of doing business and the amount of reimbursement by both government and other third-party payors. The failure of any of our operators to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•

Medicare, Medicaid and Private Payor Reimbursement.    A significant portion of our skilled nursing facility and specialty hospital operators’ revenue is derived from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a loss of funding from them. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control healthcare costs. In recent years, there have been fundamental changes in the Medicare program that have resulted in reduced levels of payment for a substantial portion of healthcare services. For example, the Balanced Budget Act of 1997 established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving reimbursement adequate to cover the costs of operating the facilities. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Governmental concern regarding healthcare costs and their budgetary impact may result in significant reductions in payment to healthcare facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Loss of certification or accreditation, or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, could cause the revenues of our operators to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline. Governmental concern regarding specialty hospitals may result in reforms to the payments to those facilities and future reimbursement rates may change impacting the payment system for services provided by specialty hospitals.

•

Licensing and Certification.    Our operators and facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss of licensure would prevent a facility, or in some cases, potentially all of an operator’s facilities in a state, from operating. Our skilled nursing facilities and specialty hospitals generally require governmental approval, often in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may not be able to satisfy current and future regulatory requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time. State licensing, Medicare and Medicaid laws also require our operators of nursing homes and assisted living facilities to comply with extensive standards governing operations, including federal conditions of participation. Federal and state agencies administering those laws regularly inspect our facilities and investigate complaints. Our operators and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators’ ability to operate and therefore pay rent to us.

•

Fraud and Abuse Laws and Regulations.    There are various extremely complex and largely uninterpreted federal and state laws and regulations governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers. These laws include (i) civil and criminal laws that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments, (ii) certain federal and state anti-remuneration and fee-splitting laws (including, in the case of certain states, laws that extend to arrangements that do not involve items or services reimbursable under Medicare or Medicaid), such as the federal healthcare Anti-Kickback Statute and federal self-referral law (also known as the “Stark law”), which govern various types of financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to these providers (iii) the Civil Monetary Penalties law, which may be imposed by the U.S. Department of Health and Human Services (“HHS”) for certain fraudulent acts, (iv) federal and state patient privacy laws, such as the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and (v) certain state laws that prohibit the corporate practice of medicine. Many states have also adopted or are considering legislation to increase patient protections, such as criminal background checks on care providers and minimum staffing levels. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. In addition, certain laws, such as the Federal False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government for violations of fraud and abuse laws. These qui tam actions may be filed by present and former patients, nurses or other employees, or other third parties. The HIPAA and the Balanced Budget Act of 1997 expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under anti-fraud demonstration projects such as Operation Restore Trust, the Office of Inspector General of HHS, in cooperation with other federal and state agencies, has focused and may continue to focus on the activities of skilled nursing facilities in certain states in which we have properties. The violation of any of these regulations by an operator may result in the imposition of criminal or civil fines or other penalties (including exclusion from the Medicare and Medicaid programs) that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, an 18-month moratorium was imposed on the ability of specialty hospitals to use the “whole hospital exception” to the Stark law. The moratorium, however, did not affect specialty hospitals in operation or under development as of November 18, 2003, because such hospitals were “grandfathered” under the moratorium. A number of organizations, including the Medical Payment Advisory Commission (“MedPAC”) and HHS, have studied the utilization, costs of service, quality of care and financial impact of specialty hospitals and their physician owners relative to community hospitals. Although the 18-month moratorium expired on June 8, 2005, HHS announced on June 9, 2005, that it would temporarily suspend the enrollment of new specialty hospitals so that it could analyze whether specialty hospitals meet the definition of hospital set forth in the Social Security Act and review the procedures used to qualify specialty hospitals for participation in the Medicare program.

In February 2006, the Deficit Reduction Act of 2005 was enacted, which extended HHS’ suspension of new specialty hospital enrollment until the earlier of six months (which could be extended by two months) or the completion of a final HHS report on specialty hospitals. On August 8, 2006, HHS submitted to Congress its final report outlining the agency’s plans to address physician ownership in specialty hospitals and simultaneously end the administrative moratorium on specialty hospital enrollment in the Medicare program. The final report details a variety of steps that HHS has already taken to address specialty hospital development, and announces additional steps that HHS intends to take in the future. Among those additional steps outlined by HHS are new requirements that hospitals disclose details about physician ownership and investment in their institutions. The added information will allow HHS to closely examine the relationships between physician investment and compensation. The final HHS report may result in legislation extending the moratorium on specialty hospitals or further restricting physician ownership of specialty hospitals. To the extent that any of the operators of our specialty hospitals have physician owners, those operators may have to undergo significant ownership and structural changes if such legislation were passed.

•

Legislative Developments.    Each year, legislative proposals are introduced or proposed in Congress, and in some state legislatures, that would effect major changes in the healthcare system, either nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for healthcare claims and payment transactions, and higher standards to protect the security and privacy of health-related information. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on operators and, thus, our business.

Our operators are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease or mortgage payments and fulfill their insurance, indemnification and other obligations to us.

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients or assisted and independent living facility covered residents or their families has resulted in very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our operators. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our operators to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposure. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially exposing us to those risks, this could cause our operators to be unable to pay their lease or mortgage payments potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our operators. For example, we have been named as a defendant in lawsuits for wrongful death at one of our facilities formerly operated by a now bankrupt operator with minimal insurance. Although we have no involvement in the activities of our operators and our standard leases generally require our operators to indemnify and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our operators’ insurance coverage, which would require us to make payments to cover the judgment. We have purchased our own insurance as additional protection against such issues.

Increased competition has resulted in lower revenues for some operators and may affect their ability to meet their payment obligations to us.

The healthcare industry is highly competitive and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, past overbuilding in the assisted and independent living market caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services and adversely impacted the occupancy of mature properties. This in turn resulted in lower revenues for the operators of certain of our facilities and contributed to the financial difficulties of some operators. While we believe that overbuilt markets should reach stabilization in the next several years and are less of a problem today due to minimal development, we cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future, including through industry consolidation, that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

RISKS RELATING TO US AND OUR OPERATIONS

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

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our operators do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates. Other risks that are associated with real estate acquisition and ownership include, among other things, the following:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	leases which are not renewed or are renewed at lower rental amounts at expiration;

•	the exercise of purchase options by operators resulting in a reduction of our rental revenue;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;

•	acts of God affecting our properties; and

•	acts of terrorism affecting our properties.

We rely on external sources of capital to fund future capital needs, and if our access to such capital on reasonable terms is limited, we may not be able to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain. Because of this distribution requirement, we will not be able to fund, from cash retained from operations, all future capital needs, including capital needs to satisfy or refinance maturing commitments and to make investments. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. In the early 2000’s, difficult capital market conditions in our industry limited our access to capital and as a result our historic level of new investments decreased. Although we believe our access to capital today is good, we may again encounter difficult market conditions that could limit our access to capital. This could limit our ability to make future investments or possibly affect our ability to meet our maturing commitments.

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

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock. In addition to the factors mentioned above, our articles of incorporation authorize us to issue up to 100 hundred million shares of common stock. As of December 31, 2006, there were approximately 86,238,000 of shares of common stock issued and outstanding. Additionally, as of December 31, 2006, there were (i) approximately 592,000 stock options outstanding and exercisable, (ii) approximately 406,000 restricted stock units outstanding and (iii) 1,064,500 shares of Series B Cumulative Convertible Preferred Stock outstanding which became convertible into approximately 4,693,000 shares of common stock on January 1, 2007 and will remain convertible through March 31, 2007 (the test for convertibility is performed at the end of each quarter to determine convertibility for the subsequent quarter). We intend to seek stockholder approval to increase the number of authorized shares of common stock, but we cannot guarantee that we will receive the required two-thirds majority vote from our stockholders to approve such increase. If we do not increase the number of authorized shares of common stock, our future ability to raise equity financing will be restricted.

•

Debt Financing/Leverage.    Financing for our maturing commitments and future investments may be provided by borrowings under our bank line of credit, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We are subject to risks normally associated with debt financing, including the risks that our cash flow will be insufficient to service our debt or make distributions to our stockholders, that we will be unable to refinance existing indebtedness or that the terms of refinancing may not be as favorable as the terms of existing indebtedness or may include restrictive covenants that limit our flexibility in operating our business. If we are unable to refinance or extend principal payments due at maturity or pay them with proceeds from other capital transactions, our cash flow may not be sufficient in all years to pay distributions to our stockholders and to repay all maturing debt. Furthermore, if prevailing interest rates, changes in our debt ratings, or other factors at the time of refinancing, result in higher interest rates upon refinancing, the interest expense relating to that refinanced indebtedness would increase, which could reduce our profitability and the amount of dividends we are able to pay. Moreover, additional debt financing increases the amount of our leverage. The degree of leverage could have important consequences to stockholders, including affecting our investment grade ratings, our ability to obtain additional financing in the future for working capital, capital expenditures, investments, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

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

Our business is highly competitive and we expect that it may become more competitive in the future. We compete with a number of healthcare REITs and other financing sources, some of which are larger and have a lower cost of capital than we do. Recently there has been increasing interest from other REITs and other investors in the senior housing and long-term care real estate sector. Additionally, the potential for consolidation at the REIT or operator level appears to have increased. These developments could result in fewer investment opportunities for us and lower spreads over our cost of capital, which would hurt our growth and profitability.

Two of the operators of our facilities each account for more than 10% of our revenues and may account for more if they acquire one or more of our other operators. If these operators experience financial difficulties, or otherwise fail to make payments to us, our revenues may significantly decline.

For the year ended December 31, 2006, as adjusted for facilities acquired and disposed of during that period, Brookdale accounted for 21% of our revenues and has been actively pursuing the acquisition of other operators, which may include other tenants of ours. During 2006, Brookdale acquired two of our tenants that had previously accounted for 9% of our revenues. For the year ended December 31, 2006, as adjusted for facilities acquired and disposed of during that period, Hearthstone accounted for 15% of our revenues. We cannot assure you that Brookdale and Hearthstone will continue to satisfy their obligations to us. The failure or inability of Brookdale and/or Hearthstone to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

If we fail to maintain our REIT status, we will be subject to U.S. federal income tax on our taxable income at regular corporate rates.

We intend to operate in a manner to qualify as a REIT under the Internal Revenue Code. While we believe that we have been organized and have operated in a manner which would allow us to qualify as a REIT under the Internal Revenue Code, it is possible that is not the case or that our future operations could cause us to fail to qualify. Qualification as a REIT requires us to satisfy numerous requirements established under highly technical and complex Internal Revenue Code provisions. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. For example, in order to qualify as a REIT, at least 95% of our gross income (excluding gross income from prohibited transactions) in any year must be derived from qualifying sources, and we must pay dividends to stockholders aggregating at least 90% of our annual REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain. You should be aware that future legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of qualification as a REIT.

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

We intend to continue to pay quarterly distributions to our stockholders consistent with our historical practice. However, our ability to pay distributions will be adversely affected if any of the risks described herein occur. Our payment of distributions is subject to compliance with restrictions contained in our unsecured bank credit facilities and our senior notes indentures. All distributions are made at the discretion of our board of directors and our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

A downgrade of our credit rating could impair our ability to obtain additional debt financing on favorable terms, if at all, and significantly reduce the trading price of our common stock.

We currently have the lowest investment grade credit ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s Ratings Service and Fitch Ratings on our senior unsecured debt securities. If any of these rating agencies downgrade our credit rating, or place our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock will likely decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

We have now, and may have in the future, exposure to floating interest rates, which can have the effect of reducing our profitability.

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. The generally fixed rate nature of our revenue and the variable rate nature of certain of our interest obligations create interest rate risk and could have the effect of reducing our profitability or making our lease and other revenue insufficient to meet our obligations.

Unforeseen costs associated with investments in new properties could reduce our profitability.

Our business strategy contemplates future investments that may not prove to be successful. For example, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent liabilities, and newly-acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we issue equity securities or incur additional debt, or both, to finance future investments, it may reduce our per share financial results and/or increase our leverage. If we pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, and new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits. Moreover, if we agree to provide funding to enable healthcare operators to build, expand or renovate facilities on our properties and the project is not completed, we could be forced to become involved in the development to ensure completion or we could lose the property. These costs may negatively affect our results of operations.

We may recognize losses on the sale of certain facilities.

From time to time, we classify certain facilities, including unoccupied buildings and land parcels, as assets held for sale. For example, as of December 31, 2006, assets held for sale totaled approximately $9,484,000. To the extent we are unable to sell these properties for book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

We may face competitive risks related to reinvestment of sale proceeds.

From time to time, we will have cash available from (1) the proceeds of sales of our securities, (2) principal payments on our loans receivable and (3) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain our current financial results, we must re-invest these proceeds, on a timely basis. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and perhaps our ability to make distributions to stockholders.

Our success depends in part on our ability to retain key personnel.

We depend on the efforts of our executive officers, particularly our Chief Executive Officer, Mr. Douglas M. Pasquale and our Senior Vice Presidents, Mr. Donald D. Bradley and Mr. Abdo H. Khoury. The loss of the services of these persons or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment and/or security agreements with certain of these executive officers, these agreements may not assure their continued service.

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

If the holders of our medium-term notes exercise their rights to require us to repurchase their securities, we may have to make substantial payments, incur additional debt or issue equity securities to finance the repurchase.

Some of our medium-term notes grant the holders the right to require us, on specified dates, to repurchase their securities at a price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If the holders of these securities elect to require us to repurchase their securities, we may be required to make significant payments, which would adversely affect our liquidity. Alternatively, we could finance the repurchase through the issuance of additional debt securities, which may have terms that are not as favorable as the securities we are repurchasing, or equity securities, which will dilute the interests of our existing stockholders.

Our level of indebtedness may adversely affect our financial results.

As of December 31, 2006, we had total consolidated indebtedness of $1,381,911,000 and total assets of $2,704,814,000. We expect to incur additional indebtedness in the future. The risks associated with financial leverage include:

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

The market price of our common stock has fluctuated, and could fluctuate significantly.

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

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the SEC and shareholder reporting services, as of September 30, 2006, three of our stockholders owned at least five percent of our common stock and held an aggregate of approximately 25.2% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Holders of our outstanding preferred stock have rights that are senior to the rights of holders of our common stock, have significant influence over our affairs, and their interests may differ from those of our other stockholders.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of December 31, 2006, 900,485 shares of our Series A cumulative preferred step-up REIT securities and 1,064,500 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

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

In order to protect us against the risk of losing our REIT status for U.S. federal income tax purposes, our charter and bylaws prohibit (i) the beneficial ownership by any single person of more than 9.9% of the issued and outstanding shares of our stock, by value or number of shares, whichever is more restrictive, and (ii) any transfer that would result in beneficial ownership of our stock by fewer than 100 persons. We have the right to redeem shares acquired or held in excess of the ownership limit. In addition, if any acquisition of our common or preferred stock violates the 9.9% ownership limit, the subject shares are automatically transferred to a trust temporarily for the benefit of a charitable beneficiary and, ultimately, are transferred to a person whose ownership of the shares will not violate the ownership limit. Furthermore, where such transfer in trust would not prevent a violation of the ownership limits, the prohibited transfer is treated as void ab initio. The ownership limit may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our stockholders’ ability to realize a premium over the market price for the shares of our common stock. Our board of directors has increased the ownership limit to 20% with respect to one of our stockholders, Cohen & Steers Capital Management, Inc. Cohen & Steers Capital Management Inc. beneficially owned 9,097,855 of our shares, or approximately 10.5% of our common stock, as of December 31, 2006.

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

In addition, the laws of our state of incorporation and the following provisions of our charter may delay, defer or prevent a transaction that may be in the best interests of our stockholders:

•	in certain circumstances, a proposed consolidation, merger, share exchange or transfer must be approved by a two-thirds vote of our preferred stockholders entitled to be cast on the matter;

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

As a Maryland corporation, we are subject to provisions of the Maryland Business Combination Act (“MBCA”) and the Maryland Control Share Acquisition Act (“MCSA”). The MBCA may prohibit certain future acquirors of 10% or more of our stock (entitled to vote generally in the election of directors) and their affiliates from engaging in business combinations with us for a period of five years after such acquisition, and then only upon recommendation by the board of directors with (1) a stockholder vote of 80% of the votes entitled to be cast (including two-thirds of the stock not held by the acquiror and its affiliates) or (2) if certain stringent fair price tests are met. The MCSA may cause acquirors of stock at levels in excess of 10%, 33% or 50% of the voting power of our stock to lose the voting rights of such stock unless voting rights are restored by vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes of stock held by the acquiring stockholder and our officers and employee directors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

See Item 1 for details.

Item 3.	Legal Proceedings.

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court—Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery, pleading and law and motion. We have filed motions for summary judgment in several of the cases, which along with previously filed motions to strike and a motion for nonsuit, remain pending before the court. We have also tentatively agreed to mediate the individual claims, and if mediation occurs, we expect it to be completed by mid 2007. We would not expect to have rulings on the motions for summary judgment, motions to strike and motions for nonsuit until after conclusion of any mediation.

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

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2005 to December 31, 2006, as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our board of directors and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of directors deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

	High	Low	Dividend
2006
First quarter	$23.46	$21.50	$0.38
Second quarter	22.51	19.95	0.38
Third quarter	26.78	22.26	0.39
Fourth quarter	30.22	26.79	0.39
2005
First quarter	$23.74	$19.10	$0.37
Second quarter	24.25	19.95	0.37
Third quarter	26.15	22.51	0.37
Fourth quarter	23.36	21.31	0.37

As of February 12, 2007 there were approximately 700 holders of record of our common stock.

We currently maintain two equity compensation plans: the 1989 Stock Option Plan (the “1989 Plan”) and the 2005 Performance Incentive Plan (the “2005 Plan”). Each of these plans has been approved by our stockholders. The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding options, warrants and rights (including restricted stock units); the weighted-average exercise price of outstanding options, warrants and rights; and the number of shares remaining available for future award grants under the plans as of December 31, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	998,609	(1)(2)	$18.86	(3)	2,511,515	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	998,609		$18.86		2,511,515

(1)	Of these shares, 592,427 were subject to stock options then outstanding under the 1989 Plan. In addition, this number includes an aggregate of 406,182 shares that were subject to restricted stock unit awards then outstanding under the 2005 Plan.
(2)	This number does not include an aggregate of 26,000 shares of restricted stock then outstanding under the 1989 Plan and 118,675 shares of restricted stock then outstanding under the 2005 Plan.

(3)	This number reflects the weighted-average exercise price of outstanding stock options and has been calculated exclusive of restricted stock units outstanding under the 2005 Plan.
(4)	All of these shares were available for grant under the 2005 Plan. The shares available under the 2005 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2005 Plan, including stock options, stock appreciation rights, restricted stock, stock bonuses and performance shares.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the National Association of Real Estate Investment Trusts (NAREIT) Equity Index and the Standard & Poor’s 500 Stock Index. The NAREIT Equity Index is comprised of all tax-qualified, equity oriented, real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ National Market.

It should be noted that this graph represents historical stock performance and is not necessarily indicative of any future stock price performance.

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

	Years ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Operating Data:
Revenues	$261,676	$195,957	$159,942	$135,666	$125,540
Income from continuing operations	75,514	55,693	52,007	37,194	23,543
Discontinued operations	110,063	14,248	22,815	16,248	13,011
Net income	185,577	69,941	74,822	53,442	36,554
Preferred stock dividends	(15,163)	(15,622)	(11,802)	(7,677)	(7,677)
Preferred stock redemption charge	—	(795)	—	—	—
Income available to common stockholders	170,414	53,524	63,020	45,765	28,877
Dividends paid on common stock	120,406	100,179	99,666	88,566	90,585

Per Share Data:
Diluted income from continuing operations available to common stockholders	$0.78	$0.58	$0.61	$0.53	$0.32
Diluted income available to common stockholders	2.19	0.79	0.95	0.82	0.59
Dividends paid on common stock	1.54	1.48	1.48	1.57	1.84

Balance Sheet Data:
Investments in real estate, net	$2,583,515	$1,786,075	$1,637,390	$1,317,969	$1,345,195
Total assets	2,704,814	1,867,220	1,710,111	1,384,555	1,409,933
Borrowings under credit facility	139,000	224,000	186,000	63,000	107,000
Senior notes due 2007-2038	887,500	570,225	470,000	540,750	614,750
Notes and bonds payable	355,411	236,278	187,409	133,775	111,303
Stockholders’ equity	1,243,809	781,032	815,826	602,407	529,140

Other Data:
Net cash provided by operating activities	$175,418	$152,887	$119,237	$93,305	$85,734
Net cash used in investing activities	(658,305)	(144,126)	(296,225)	(13,588)	(147,626)
Net cash provided by (used in) financing activities	487,577	(7,229)	174,735	(77,378)	61,217
Diluted weighted average shares outstanding	77,879	67,446	66,211	55,654	48,869

Reconciliation of Funds from Operations (1):
Net income	$185,577	$69,941	$74,822	$53,442	$36,554
Preferred stock dividends	(15,163)	(15,622)	(11,802)	(7,677)	(7,677)
Preferred stock redemption charge	—	(795)	—	—	—
Real estate related depreciation	77,714	56,670	47,541	42,966	37,173
Depreciation in income from unconsolidated joint venture	—	246	745	751	493
Loss (gain) on sale of facilities	(96,791)	(4,908)	(3,750)	2,725	(2,603)
Loss (gain) on sale of facilities from unconsolidated joint venture	—	(330)	116	—	—

Funds from operations available to common stockholders	$151,337	$105,202	$107,672	$92,207	$63,940

(1)	We believe that funds from operations is an important supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate funds from operations in accordance with the National Association of Real Estate Investment Trusts’ definition. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

To facilitate your review and understanding of this section of our report and the financial statements that follow, we are providing an overview of what management believes are the most important considerations for understanding our company and its business—the key factors that drive our business and the principal associated risks.

Who We Are

We are an investment grade rated (since 1994), public equity, healthcare REIT that seeks to provide stockholders with an attractive total return (comprised of a secure, growing dividend and stock appreciation) by passively investing in healthcare properties. We are focused on the healthcare sector for two principal reasons: (1) we believe in its growth potential, as evidenced by the well known favorable demographics and growing market penetration of a rapidly growing elderly population and the corresponding recognized need for additional and improved senior housing, long-term care and other healthcare alternatives; and (2) our management team has extensive operating backgrounds in the senior housing and long-term care components of this sector, which we believe provides us a competitive advantage.

What We Invest In

We invest passively in the following types of geographically diversified healthcare properties:

•

Senior Housing. This primarily private pay-backed sector breaks down into three principal categories, each of which may be operated on a stand alone basis or combined with one or more of the others into a single facility or campus:

➢

Independent Living Facilities (ILFs) designed for seniors who pay for some concierge-type services (e.g., meals, housekeeping, laundry, transportation, and social and recreational activities) but require little, if any, assistance with activities of daily living.

➢

Assisted Living Facilities (ALFs) designed for frail seniors who can no longer live independently and instead need assistance with activities of daily living (i.e., feeding, dressing, bathing, etc.) but do not require round-the-clock skilled nursing care.

➢	Alzheimer Facilities (ALZs) designed for those residents with significant cognitive impairment as a result of having Alzheimer’s or related dementia.

•

Long-Term Care/Skilled Nursing Facilities (SNFs). This primarily government (Medicare and Medicaid) reimbursement backed sector consists of skilled nursing facilities designed for inpatient rehabilitative, restorative, skilled nursing and other medical treatment for residents who are medically stable and do not require the intensive care of an acute care or rehabilitative hospital. While our portfolio contains a number of notable exceptions, SNFs typically have the look, feel and functionality of an institutional healthcare property rather than the more residential feel of senior housing.

•

Continuing Care Retirement Communities (CCRCs). These communities are designed to provide a continuum of care for residents as they age and their health deteriorates and typically combine on a defined campus integrated senior housing and long-term care facilities.

•

Medical Office Buildings (MOBs). MOBs operate differently from the above asset types – that is, they do not provide inpatient long-term care and senior housing. Rather, they are typically multi-story buildings on or near an acute care hospital campus. They usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. MOB tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services.

How We Do It

Using a three-prong foundation that focuses on proactive capital management, active portfolio management and quality funds from operations (“FFO”) growth, we invest in senior housing, long-term care facilities and medical office buildings.

•

Senior Housing and Long-Term Care (Including CCRCs). We primarily make our investments in these properties passively by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. In addition, but to a much lesser extent because we view the risks of this activity to be greater, from time to time, we extend mortgage loans and other financing to tenants, generally at higher rates than we charge for rent on our owned facilities. Currently, about 95% of our revenues from this area are derived from our leases, with the remaining 5% from our mortgage loans and other financing.

•

Medical Office Buildings (MOBs). MOBs are not generally subject to triple-net leases, and each MOB generally has several tenants under separate leases, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants by the MOB landlord as well). Since MOBs are not generally subject to triple-net leases, the owner receives the net operating income or loss related to the MOB compared to the contractual rent stream associated with a triple-net lease. The MOB landlord must manage the property day-to-day, collect rent from the disparate tenants, and re-market space as it becomes vacant. In short, the success or failure of an MOB investment is meaningfully influenced by the strength and quality of the property management. To date, we have invested in this property type through our joint venture with The Broe Companies (“Broe”) and their experienced property manager, InSite Properties. To further diversify our Company and more directly participate in what we believe is the largest, still growing and least risky healthcare property group, we are seeking to acquire and/or develop our own MOB investment and development platform.

How We Measure Our Progress—Funds from Operations

We believe that FFO is an important supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, FFO is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore discuss FFO, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ definition. FFO does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (it does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

What We Have Accomplished Over the Last Three Years

We have enjoyed numerous accomplishments since 2003, perhaps the most notable of which are as follows:

•

Management—Smooth Senior Management Transition. The entire senior management team has been reconstituted over the past three years. Douglas Pasquale became our Chief Executive Officer in April 2004, followed shortly by the promotion of Donald Bradley to Chief Investment Officer in July 2004, the hiring of Abdo Khoury as Chief Portfolio Officer in August 2004 and his subsequent promotion to Chief Financial and Portfolio Officer in July 2005, coupled with the promotion of David Snyder to Vice President and Controller.

•	Investments. After having invested only $13.7 million in 2003, we achieved our third consecutive record investment year culminating in approximately $1.0 billion of closed investments in 2006.

➢	Doubled Investment Portfolio—Net Investments in Real Estate have grown from $1.3 billion at the beginning of 2004 to $2.6 billion at the end of 2006.

➢

Increased Focus on Private Pay Senior Housing—Due in large part to our extensive senior housing operating backgrounds, we have been able to acquire a variety of assisted and independent living portfolios that have increased the private pay component of our portfolio represented by this asset class from 48% at the beginning of 2004 to 63% at the end of 2006.

➢	Further Asset Diversification with First Investment in Medical Office Buildings—In the first quarter of 2006, we completed our first investment in MOBs through our joint venture with Broe.

•

Capital—More Flexible and Diverse Structure and Conservative Balance Sheet. Our overall capital goal has been to balance the debt and equity components of our capital structure, increase our sources of capital, enhance our credit statistics, preserve and strengthen our investment grade credit ratings (Moody’s Investors Service: Baa3, Standard & Poor’s Ratings Service: BBB- and Fitch Ratings: BBB-) and improve our cost of capital to position ourselves to make accretive acquisitions in an increasingly competitive market. We believe we have accomplished all of these goals, with the following items being particularly noteworthy:

➢	Credit Facility—Increased from $150 million at the beginning of 2004 to $700 million in 2005 with substantially improved terms in 2006.

➢

Capital Markets—Issued approximately $500 million of equity and $600 million of long-term debt in marketed deals with industry standard covenants while maintaining a consistent level of equity as a percentage of our capitalization.

➢

Controlled Equity Offering—Implemented this program under which we periodically issue equity at an average price over the volume weighted average price, subject to fees of about 2%. During 2006, we issued approximately 7,237,000 shares of common stock under this program, resulting in net proceeds of approximately $180 million.

➢

Joint Venture Capital—Formed a joint venture in January 2007, after substantially negotiating terms in 2006, with a state pension fund investor advised by Morgan Stanley Real Estate to provide an additional capital source. The joint venture may invest up to $475 million in assisted living, independent living and skilled nursing facilities.

➢

Asset Management Capital—Sold to Brookdale for about $150 million (a 6.7% capitalization rate on our rent) senior housing assets previously leased to them, with the proceeds reinvested at an 8.3% starting rent rate in new investments with new growth oriented customers, establishing yet another potential capital source.

•

Portfolio Management—Implemented Sophisticated Program. With the hiring of Abdo Khoury in 2004 as Chief Portfolio Officer, we embarked on a concerted effort to substantially improve our portfolio management program. Today we believe it is one of the most sophisticated in our industry.

•

Dividend—Secure and Growing. As a result of all these efforts, we have lowered our dividend coverage ratio (dividends per share divided by FFO per share) from 93% at the end of 2003 to 80% at the end of 2006 while raising our annual dividend in two $0.04 per share increments in January and July 2006, our first dividend increases since July 2003.

Focus and Outlook for 2007

In 2007 we will focus on improving our net income and FFO on an absolute and per share basis. We expect the rent escalators in our leases, generally between 1% and 3%, to generate substantial net income growth and FFO growth. While the market remains extremely competitive, we continue to see potentially attractive investment opportunities that we will carefully evaluate. We will also explore alternative capital sources, investment structures and property types—particularly with a focus on acquiring or developing an MOB platform—that would enable us to compete more effectively in the markets in which we currently invest. This would potentially include additional joint ventures much like the one through which we made our first investment in medical office buildings in January 2006 and the one we initiated with a state pension fund in January 2007.

In management’s view, there continue to be four principal near-term challenges we face in achieving our business objectives. The first is the continued availability of competitively priced capital. This in turn is largely dependent on external factors such as interest rates and equity market volatility. Short-term interest rates rose significantly in 2006 and we believe some additional increase is possible in 2007. Longer term rates were relatively flat for the year, and while many experts expect them to remain so for most of 2007, it is certainly possible these rates may increase as well. In addition, 2006 was another strong year for REIT stock prices, especially for healthcare REITs. If debt capital becomes more expensive than we expect or equity prices fall in 2007, it could adversely impact our ability to grow. The second challenge is increasing interest in assets traditionally owned in our sector from a number of foreign and domestic capital providers, including some of our tenants, in addition to our healthcare REIT competitors. This increased competition is reducing rent yields and limiting our ability to successfully compete for attractive investment opportunities. The third principal challenge is possible further consolidation at the REIT level and continued consolidation at the operator level which is likely to result in better capitalized competitors and fewer customers. Finally, although we think less likely, there may be operator financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator or it could be industry wide, such as federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, reduced occupancies for our assisted and independent living facilities due to general economic and other factors or increases in liability insurance premiums or other expenses.

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with accounting principles generally accepted in the United States, including SEC Staff Accounting Bulletin No. 104 Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a deferred rent asset included in other assets on our balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the deferred rent asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and defer recognition of deferred rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we may provide a reserve against the previously recognized deferred rent asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may have to record a reserve to reduce or further reduce the rental revenue recognized or to reserve or further reserve the existing deferred rent balance.

We recorded $786,000 of revenues in excess of cash received during 2006, $1,004,000 of cash received in excess of revenues during 2005 and $677,000 of cash received in excess of revenues during 2004. There is $7,756,000 at December 31, 2006, and $8,486,000 at December 31, 2005, of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 30 to 40 years. A significant portion of the cost of each property is allocated to buildings (generally approximately 90%). The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. During the year ended December 31, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their estimated fair values less selling costs. During the year ended December 31, 2005, we recognized impairment charges of $10,042,000 related to two skilled nursing facilities, one facility that would no longer be operated as a skilled nursing facility and a land parcel in assets held for sale.

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

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

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS No. 158 are effective December 31, 2006. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 has not had, and is not expected to have, a material impact on our results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 is not expected to have a material impact on our results of operations or financial position.

Operating Results

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Triple-net lease rental income increased $52,971,000, or 29%, in 2006 as compared to 2005. The increase was primarily due to rental income from 84 facilities acquired in 2006, 64 facilities acquired during 2005 and rent increases totaling $4,041,000. Medical office building rent was generated by the medical office buildings we acquired through our joint venture with Broe during the first quarter of 2006. Interest and other income increased $3,048,000, or 29%, over 2005. The increase was primarily due to five loans funded during 2006, two loans funded during 2005 and a lease assumption fee included in other income, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $22,961,000, or 34%, in 2006 as compared to 2005. The increase was primarily due to increased borrowings to fund acquisitions in 2005 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $134,529,000 of secured debt during 2006 and $70,506,000 during 2005 and obtaining a loan on the medical office building portfolio for $32,018,000, partially offset by interest savings from the prepayment of $41,760,000 of secured debt during 2006 and the extinguishment of $131,775,000 of notes in August 2005. Depreciation and amortization increased $24,024,000, or 47%, over 2005. The increase was primarily due to the acquisition of 84 facilities in 2006 and 64 facilities during 2005, as well as the amortization of lease related intangible assets in the medical office building joint venture. General and administrative expenses increased $1,378,000, or 10%, over 2005. The increase was primarily due to the amortization of restricted stock grants and increases in other general corporate expenses. Medical office building operating expenses relate to the operations of the medical office building portfolio that was acquired during the first quarter of 2006. The medical office buildings are not triple-net leased like the rest of our portfolio. During 2005, we recognized an impairment charge of $310,000 in continuing operations. The impairment related to a receivable from the operator of two facilities, one of which was impaired for $6,709,000 in 2005, which portion of the impairment is reported in discontinued operations because we transferred the building to assets held for sale

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Discontinued operations income increased $95,815,000 versus 2005. Discontinued operations income of $110,063,000 for the year ended December 31, 2006 was comprised of gains on sale of $96,791,000, rent revenue of $16,866,000 and interest and other income of $23,000, partially offset by depreciation of $3,455,000, asset impairment charges of $83,000 and general and administrative expenses of $79,000. Discontinued operations income of $14,248,000 for the year ended December 31, 2005 was comprised of rent revenue of $25,864,000, gains on sale of $4,908,000 and interest and other income of $6,000, partially offset by asset impairment charges of $9,731,000, depreciation of $6,668,000, general and administrative expenses of $118,000 and interest and amortization of deferred financing costs of $13,000. The difference in the composition of discontinued operations income (excluding the gains and impairments) was primarily caused by the fact that income from facilities sold during 2005 and 2006 is included in discontinued operations in 2005 while only income from facilities sold in 2006 is included in discontinued operations in 2006. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations.

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of December 31, 2006, we had leases on eight facilities expiring in 2007. The exercise of purchase options by our tenants would also decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $37,000,000 during 2007 which would result in revenue leakage in 2007 of approximately $2,300,000 (full year impact is approximately $3,900,000), however, actual options exercised may be higher or lower than our estimates. We expect to make additional acquisitions during 2007, although we cannot predict the quantity and timing of any such acquisitions. As we make additional investments in facilities, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset any revenue increases and could reduce revenues.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Triple-net lease rental income increased $37,406,000, or 25%, in 2005 as compared to 2004. The increase was primarily due to rental income from 64 facilities acquired in 2005, 46 facilities acquired during 2004 and rent increases totaling $2,518,000. The increase was partially offset by rent reductions on certain facilities that were returned to us during 2005. Interest and other income decreased $1,391,000, or 12% in 2005 as compared to 2004. The decrease was primarily due to the payoff of ten mortgage loans during 2004, partially offset by two new mortgage loans receivable funded during 2005.

Interest and amortization of deferred financing costs increased $11,479,000, or 21%, in 2005 as compared to 2004. The increase was primarily due to interest on the $250,000,000 of notes issued in May 2005, the assumption of $70,506,000 of secured debt during the first half of 2005 and $66,725,000 during 2004, an increase in the interest rates on our floating rate debt and an increase in the average balance on our unsecured revolving credit facility. These increases were partially offset by the repurchase of $131,775,000 of notes during the third quarter 2005, the prepayment of $12,941,000 of secured debt during the third quarter 2005, the repayment of $1,389,000 of secured debt during the third quarter 2005 and the repayment of $44,000,000 of notes during the third quarter 2004. Depreciation and amortization increased $9,960,000 or 24% over 2004. The increase was primarily due to the acquisition or 64 facilities in 2005 and 46 facilities during 2004. General and administrative expenses increased $751,000, or 6%, in 2005 as compared to 2004 primarily due to the amortization of restricted stock grants and increases in other general corporate expenses. During 2005, we recognized an impairment charge of $310,000 in continuing operations. The impairment related a receivable from the operator of two facilities, one of which was impaired for $6,709,000 in 2005, which portion of the impairment is reported in discontinued operations because we transferred the building to assets held for sale. During the year ended December 31, 2005, we recognized a loss on extinguishment of debt of $8,565,000 due to the repurchase of $131,775,000 of notes in the third quarter.

Prior to our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture in May of 2005, income from unconsolidated joint venture represented our 25% share of the income generated by the joint venture and our management fee. The decrease of $1,264,000, or 65%, in 2005 as compared to 2004 is due to the recognition of only four months of income in 2005 prior to our acquisition and the recognition of our share, equal to $330,000, of a gain on the sale of one of the joint venture’s facilities of $1,320,000 partially offset by charges related to the refinance of the joint venture’s debt, consisting of the write off of deferred finance charges, our share of which was $188,000, and a prepayment fee, our share of which was $149,000, compared to twelve months of income in 2004. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the formerly unconsolidated joint venture.

Discontinued operations income decreased $8,567,000 versus 2004. Discontinued operations income of $14,248,000 for the year ended December 31, 2005 was comprised of rent revenue of $25,864,000, gains on sale of $4,908,000 and interest and other income of $6,000, partially offset by asset impairment charges of $9,731,000, depreciation of $6,668,000, general and administrative expenses of $118,000 and interest and amortization of deferred financing costs of $13,000. Discontinued operations income of $22,815,000 for the year ended December 31, 2004 was comprised of rent revenue of $26,966,000, net gains on sale of $3,750,000 and interest and other income of $35,000, partially offset by depreciation of $7,345,000, asset impairment charges of $232,000, general and administrative expenses of $189,000 and interest and amortization of deferred financing costs of $170,000. The difference in the composition of discontinued operations income (excluding the gains and impairments) was primarily caused by the fact that income from facilities sold during 2004, 2005 and 2006 is included in discontinued operations in 2004 while only income from facilities sold in 2005 and 2006 is included in discontinued operations in 2005.

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

During 2006, cash distributions of $1,390,000 and $224,000 were made to us and to Broe, respectively.

During 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was originally allocated to real estate, $14,502,000 was allocated to in-place leases related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was originally financed with a bridge loan from us of $30,729,000, capital contributions from us of $16,981,000, capital contributions from Broe of $1,887,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing in the amount of $31,517,000 (funding up to $34,043,000 available under the financing agreement). All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

Investment in Unconsolidated Joint Venture

During 2001, we entered into a joint venture with JER, a wholly-owned subsidiary of JER Partners, an institutional investor. The joint venture was established to invest in healthcare facilities similar to those already owned by us. The financial statements of the joint venture were not consolidated with our financial statements and our investment was accounted for using the equity method.

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

In January 2007, we entered into a definitive joint venture agreement with a state pension fund investor advised by Morgan Stanley Real Estate. The purpose of the joint venture will be to acquire and develop assisted living, independent living and skilled nursing facilities. We will manage and own 25% of the joint venture, which will fund its investments of up to $475 million with approximately 40% equity contributions and 60% debt. We expect that this joint venture will be an unconsolidated entity.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $22,531,000, or 15%, in 2006 as compared to 2005. This was primarily due to revenue increases from our owned facilities and mortgage loans as a result of acquisitions and funding of mortgage loans during 2006 and 2005, offset in part by increased interest and general and administrative expenses. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During 2006, we acquired 64 assisted and independent living facilities and 20 skilled nursing facilities in 16 separate transactions for an aggregate investment of $938,934,000 including the assumption of $128,091,000 of mortgage financing. These amounts include our acquisition and master leaseback on June 1, 2006 of the real estate holdings of Hearthstone Assisted Living Inc., consisting of 32 assisted living and Alzheimer’s facilities located in ten states, for a total investment of approximately $431,000,000, including debt defeasance and closing costs. We also funded $14,426,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At December 31, 2006, we had committed to fund additional expansions, construction and capital improvements of approximately $144,000,000.

During 2006, we also acquired 21 medical office buildings through a joint venture with Broe for $55,985,000, including the assumption of $6,438,000 of mortgage financing.

During 2006, we sold 11 skilled nursing facilities and five assisted and independent living facilities, excluding the transactions with Brookdale Senior Living, Inc. (“Brookdale”) discussed below, for cash proceeds of $56,865,000. We provided two mortgage loans aggregating $8,148,000 related to the sale of three of these facilities to the former tenants. These sales resulted in a recognized gain of $19,664,000 that is included in gain on sale of facilities in discontinued operations.

On December 1, 2006, we sold 28 assisted and independent living facilities to Brookdale for net cash proceeds of $147,126,000. These facilities were previously leased to Brookdale. The proceeds from this transaction provided an alternative source of low cost capital and were used to fund accretive acquisitions. This transaction resulted in a recognized gain of $77,127,000 that is included in gain on sale of facilities in discontinued operations.

On July 27, 2006, Brookdale acquired American Senior Living L.P., which previously leased ten facilities from us. Terms of the lease for five assisted and independent living facilities provided for purchase options exercisable on July 1, 2008. One of the goals of our portfolio management program is to retain the revenue stream from our newer and better performing assets for as long as possible. In this instance, we were able to negotiate a solution that allowed us to retain the revenue stream for an additional year, and allowed Brookdale to take advantage of the deprecation deduction related to the assets immediately. As a result, we sold these five facilities to Brookdale for $33,000,000 and provided a mortgage loan for that amount. This transaction resulted in a deferred gain of $4,671,000.

Also, during 2006, we funded two mortgage loans, excluding loans for facilities sold in the transactions discussed above, secured by one skilled nursing facility and one land parcel totaling $3,957,000. In addition, three mortgage loans receivable were prepaid.

Financing Activities

On December 15, 2006, we amended our $700,000,000 credit facility (“Credit Facility”). The prior $600,000,000 revolving credit commitment maturing October 20, 2008 and the $100,000,000 term credit commitment maturing October 20, 2010 were replaced with a four-year $700,000,000 revolving senior unsecured credit facility maturing on December 15, 2010. The maturity date may be extended by one additional year at our discretion. At our option, borrowings under the Credit Facility bear interest at prime (8.25% at December 31, 2006) or applicable LIBOR plus 0.85% (6.18% at December 31, 2006). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. At December 31, 2006, we had $561,000,000 available under our Credit Facility.

On May 15, 2006, in connection with the acquisition of Hearthstone Assisted Living, Inc., we entered into a $200,000,000 credit agreement (“Bridge Facility”). The Bridge Facility matured on September 12, 2006, and accordingly, no amounts were outstanding at December 31, 2006.

Our Credit Facility requires us to maintain, among other things, the financial covenants detailed below:

Covenant	Requirement	Actual
Minimum net asset value	$820,000,000	$1,890,755,000
Maximum total indebtedness to capitalization value	60%	42%
Minimum fixed charge coverage ratio	1.75	2.32
Maximum secured indebtedness ratio	30%	11%
Maximum unencumbered asset value ratio	60%	37%

The amendment allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters. Under the amendment, the minimum unsecured interest coverage ratio was removed. As of December 31, 2006, we were in compliance with all of the above covenants. We believe we have sufficient margin in the various debt covenants that we expect to remain in compliance throughout 2007.

On July 14, 2006, we issued $350,000,000 of notes due July 15, 2011 at a fixed rate of 6.5% resulting in net proceeds of approximately $347,000,000. The net proceeds were used to repay amounts outstanding under our Credit Facility and Bridge Facility.

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% in order to hedge the expected interest payments associated with a portion of the $350,000,000 of notes. The Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts are being amortized over the life of the debt as a yield reduction.

During 2006, we repaid $32,725,000 of fixed rate notes with a weighted average rate of 7.4%. The repayments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. We currently have $17,000,000 of notes maturing in 2007. There are also $55,000,000 of notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of specified years, including October 1, 2007. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade-rated since 1994. Our credit ratings at December 31, 2006 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

During 2006, we prepaid $41,760,000 of secured debt with a weighted average rate of 6.96%. The prepayments were funded by borrowings on our Credit Facility and by cash on hand.

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

On January 17, 2006, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. On September 22, 2006, we entered into another similar sales agreement with Cantor for up to an additional 5,000,000 shares of common stock. During 2006, we sold approximately 7,237,000 shares of common stock at a weighted average price of $25.45 resulting in net proceeds of approximately $180,400,000 after underwriting fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2006 was 2%. During 2006, we issued approximately 674,000 shares of common stock, at an average price of $24.55, resulting in net proceeds of approximately $16,517,000.

At December 31, 2006, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $493,293,000 of securities including debt, convertible debt, common and preferred stock. In addition, at December 31, 2006, we had approximately 3,092,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan. If our stockholders approve an increase to the number of authorized shares of common stock, we anticipate filing a new shelf registration statement for up to $1.5 billion of securities including debt, convertible debt, common and preferred stock. If a new shelf registration statement is filed, we anticipate rolling over any unused amounts of securities in our current shelf registration statement into the new registration statement.

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

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance of $561,000,000 on our $700,000,000 Credit Facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

We had no material off-balance financing arrangements at December 31, 2006; however, in June 2006, we entered into two $125 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of the $350 million of notes issued in July 2006 as described in Notes 10 and 20 to the consolidated financial statements above. We did not have any unconsolidated subsidiaries.

Contractual Obligations and Cash Requirements

As of December 31, 2006, our contractual obligations are as follows:

	2007	2008 -2009	2010 -2011	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long-term debt	$17,660	$82,371	$569,800	$712,080	$1,381,911

Interest expense	$86,761	$167,459	$136,224	$345,107	$735,551

Operating leases	$369	$753	$794	$66	$1,982

Commitments:
Capital expenditures	$67,590	$27,375	$48,750	$—	$143,715

The long-term debt amount shown above includes our senior notes, our notes and bonds payable and the balances on our Credit Facility that expires on December 15, 2010. At our option, we may extend the Credit Facility for one additional year. Prior to, or upon expiration, we expect to replace the Credit Facility rather than repay the outstanding balances.

Interest expense shown above is estimated assuming the balance on the Credit Facility remains constant until its maturity and that the interest rates in effect at December 31, 2006 remain constant for the Credit Facility and the $60,366,000 of floating rate notes and bonds payable. Maturities of our senior notes range from 2007 to 2038 (although certain notes may be put back to us at their face amount at the option of the holder at earlier dates) and maturities of our notes and bonds payable range from 2007 to 2039.

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

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We may hold derivative instruments to manage our exposure to these risks, and all derivative instruments are matched against specific debt obligations. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2006. Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

A portion of our secured debt is variable rate debt in the form of housing revenue bonds that were assumed in connection with the acquisition of certain healthcare facilities or other mortgage debt.

During the twelve months ended December 31, 2006, the borrowings under our unsecured revolving Credit Facility have decreased from $224,000,000 to $139,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt other than the housing revenue bonds described above, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1,994,000.

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

	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$692	$9,794	$28,328	—	—	$68,115	$106,929	$108,224
Average interest rate	9.00%	10.10%	9.39%	—	—	9.56%	9.56%

Liabilities
Debt
Fixed rate	$17,000	$12,000	$38,354	$75,228	$355,572	$684,391	$1,182,545	$1,195,035
Average interest rate	7.31%	6.67%	7.32%	6.04%	6.52%	6.67%	6.61%

Variable rate	$660	$—	$32,018	$—	$—	$27,688	$60,366	$60,366
Average interest rate	6.58%	—	6.90%	—	—	3.73%	5.44%

Unsecured revolving credit facility	$—	$—	$—	$139,000	$—	$—	$139,000	$139,000
Average interest rate	—	—	—	6.46%	—	—	6.46%

The book value and fair value at December 31, 2005 of each category presented above was:

	Book Value	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$87,553	$88,344
Average interest rate	9.94%

Liabilities
Debt
Fixed rate	$784,571	$783,107
Average interest rate	6.72%

Variable rate	$21,932	$21,932
Average interest rate	2.95%

Credit facility	$224,000	$224,000
Average interest rate	5.32%

Increases in interest rates during 2006 resulted in an increase in interest expense related to our Credit Facility. Any future interest rate increases will further increase the cost of borrowings on our bank line of credit and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 9, 2007

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,
	2006	2005
ASSETS

Investments in real estate
Real estate properties:
Land	$267,303	$207,563
Buildings and improvements	2,581,484	1,835,183

	2,848,787	2,042,746
Less accumulated depreciation	(372,201)	(344,224)

	2,476,586	1,698,522
Mortgage loans receivable, net	106,929	87,553

	2,583,515	1,786,075
Cash and cash equivalents	14,695	10,005
Receivables, net	7,787	5,741
Assets held for sale	9,484	9,198
Other assets	89,333	56,201

	$2,704,814	$1,867,220

LIABILITIES AND STOCKHOLDERS’ EQUITY

Credit facility	$139,000	$224,000
Senior notes due 2007-2038	887,500	570,225
Notes and bonds payable	355,411	236,278
Accounts payable and accrued liabilities	77,829	55,685

Total liabilities	1,459,740	1,086,188
Minority interest	1,265	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.677% Series A, 900,485 shares issued and outstanding at December 31, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	90,049	90,049
7.750% Series B Convertible, 1,064,500 shares issued and outstanding at December 31, 2006 and December 31, 2005, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; issued and outstanding: 86,238,468 and 67,811,117 as of December 31, 2006 and 2005, respectively	8,624	6,781
Capital in excess of par value	1,298,703	889,008
Cumulative net income	1,064,293	878,716
Other comprehensive income	1,231	—
Cumulative dividends	(1,325,541)	(1,189,972)

Total stockholders’ equity	1,243,809	781,032

	$2,704,814	$1,867,220

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2006	2005	2004
Revenues:
Rental income:
Triple net lease rent	$238,488	$185,517	$148,111
Medical office building rent	9,700	—	—

	248,188	185,517	148,111
Interest and other income	13,488	10,440	11,831

	261,676	195,957	159,942

Expenses:
Interest and amortization of deferred financing costs	89,979	67,018	55,539
Depreciation and amortization	74,806	50,782	40,822
General and administrative	15,656	14,278	13,527
Medical office building operating expenses	6,142	—	—
Impairment of assets	—	310	—
Loss on extinguishment of debt	—	8,565	—

	186,583	140,953	109,888

Income before unconsolidated entity and minority interest	75,093	55,004	50,054
Income from unconsolidated joint venture	—	689	1,953
Minority interest in net loss of consolidated joint venture	421	—	—

Income from continuing operations	75,514	55,693	52,007
Discontinued operations:
Gain on sale of facilities, net	96,791	4,908	3,750
Income from discontinued operations	13,272	9,340	19,065

	110,063	14,248	22,815

Net income	185,577	69,941	74,822
Preferred stock dividends	(15,163)	(15,622)	(11,802)
Preferred stock redemption charges	—	(795)	—

Income available to common stockholders	$170,414	$53,524	$63,020

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.78	$0.59	$0.61
Discontinued operations	1.42	0.21	0.34

Income available to common stockholders	$2.20	$0.80	$0.95

Basic weighted average shares outstanding	77,489	67,311	66,097

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.78	$0.58	$0.61
Discontinued operations	1.41	0.21	0.34

Income available to common stockholders	$2.19	$0.79	$0.95

Diluted weighted average shares outstanding	77,879	67,446	66,211

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2003	1,000	$100,000	58,974	$5,897	$725,260	$733,953	$—	$(962,703)	$602,407
Issuance of preferred stock	1,065	106,450	—	—	(3,463)	—	—	—	102,987
Issuance of common stock	—	—	7,832	784	146,148	—	—	—	146,932
Stock option amortization	—	—	—	—	146	—	—	—	146
Net income	—	—	—	—	—	74,822	—	—	74,822
Preferred dividends	—	—	—	—	—	—	—	(11,802)	(11,802)
Common dividends	—	—	—	—	—	—	—	(99,666)	(99,666)

Balances at December 31, 2004	2,065	206,450	66,806	6,681	868,091	808,775	—	(1,074,171)	815,826
Repurchase of preferred stock	(100)	(9,951)	—	—	(795)	—	—	—	(10,746)
Issuance of common stock	—	—	1,005	100	21,489	—	—	—	21,589
Stock option amortization	—	—	—	—	223	—	—	—	223
Net income	—	—	—	—	—	69,941	—	—	69,941
Preferred dividends	—	—	—	—	—	—	—	(15,622)	(15,622)
Common dividends	—	—	—	—	—	—	—	(100,179)	(100,179)

Balances at December 31, 2005	1,965	196,499	67,811	6,781	889,008	878,716	—	(1,189,972)	781,032
Issuance of common stock	—	—	18,427	1,843	409,533	—	—	—	411,376
Stock option amortization	—	—	—	—	162	—	—	—	162
Net income	—	—	—	—	—	185,577	—	—	185,577
Other comprehensive income	—	—	—	—	—	—	1,231	—	1,231
Preferred dividends	—	—	—	—	—	—	—	(15,163)	(15,163)
Common dividends	—	—	—	—	—	—	—	(120,406)	(120,406)

Balances at December 31, 2006	1,965	$196,499	86,238	$8,624	$1,298,703	$1,064,293	$1,231	$(1,325,541)	$1,243,809

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$185,577	$69,941	$74,822
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,261	57,450	48,167
Stock-based compensation	1,701	1,502	—
Gain on sale of facilities, net	(96,791)	(4,908)	(3,750)
Impairment of assets	—	310	—
Impairment of assets in discontinued operations	83	9,731	232
Amortization of deferred financing costs	2,673	2,048	1,677
Mortgage loan discount accretion	—	—	(551)
Equity in earnings from unconsolidated joint venture	—	(565)	(1,580)
Cash distribution from unconsolidated joint venture	—	901	2,565
Changes in operating assets and liabilities:
Receivables	(2,046)	1,729	(1,809)
Other assets	(16,719)	9,629	(7,116)
Accounts payable and accrued liabilities	22,679	5,119	6,580

Net cash provided by operating activities	175,418	152,887	119,237

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(874,824)	(164,966)	(332,401)
Proceeds from sale of real estate facilities	203,991	32,065	6,464
Return of investment from unconsolidated joint venture	—	875	1,092
Investment in mortgage loans receivable	(5,815)	(13,154)	—
Principal payments on mortgage loans receivable	18,343	1,054	28,620

Net cash used in investing activities	(658,305)	(144,126)	(296,225)

Cash flows from financing activities:
Borrowings under credit facility	759,000	463,000	501,000
Repayment of borrowings under credit facility	(844,000)	(425,000)	(378,000)
Borrowings under bridge facility	200,000	—	—
Repayment of borrowings under bridge facility	(200,000)	—	—
Issuance of senior unsecured debt	347,907	242,797	—
Repayments of senior unsecured debt	(32,725)	(149,775)	(70,750)
Issuance of notes and bonds payable	32,018	—	—
Principal payments on notes and bonds payable	(47,414)	(21,637)	(13,091)
Issuance of common stock, net	409,137	19,844	146,825
Repurchase of preferred stock	—	(10,746)	—
Issuance of preferred stock, net	—	—	102,987
Contributions from minority interest	1,910	—	—
Distributions to minority interest	(224)	—	—
Dividends paid	(135,569)	(115,801)	(111,468)
Deferred financing costs	(2,463)	(9,911)	(2,768)

Net cash provided by (used in) financing activities	487,577	(7,229)	174,735

Increase (decrease) in cash and cash equivalents	4,690	1,532	(2,253)
Cash and cash equivalents, beginning of year	10,005	8,473	10,726

Cash and cash equivalents, end of year	$14,695	$10,005	$8,473

Supplemental schedule of cash flow information:
Interest paid	$78,447	$64,315	$55,064

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1.	Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (REIT) specializing in investments in healthcare related senior housing, long-term care properties and medical office buildings. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the twelve months ended December 31, 2006, about 95% of our revenues are derived from our leases, with the remaining 5% from our mortgage loans and other financing activities.

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

As of December 31, 2006, we had investments in 480 healthcare facilities located in 42 states, consisting of:

•	245 assisted and independent living facilities;

•	194 skilled nursing facilities;

•	7 continuing care retirement communities;

•	7 specialty hospitals;

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest; and

•	6 assets held for sale.

As of December 31, 2006, our facilities, other than the medical office buildings, were operated by 73 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated

• Assisted Living Concepts, Inc.	4

• Brookdale Senior Living, Inc.	98

• Emeritus Corporation	23

• Extendicare, Inc.	1

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

Two of our tenants each accounted for more than 10% of our revenues at December 31, 2006, as follows:

• Brookdale Senior Living, Inc.	21%
• Hearthstone Senior Services, L.P.	15%

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104 Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a deferred rent asset included in other assets on our balance sheet. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the deferred rent asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and defer recognition of deferred rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

circumstances, we may provide a reserve against the previously recognized deferred rent asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may have to record a reserve to reduce or further reduce the rental revenue recognized or to reserve or further reserve the existing deferred rent balance.

We recorded $786,000 of revenues in excess of cash received during 2006, $1,004,000 of cash received in excess of revenues during 2005 and $677,000 of cash received in excess of revenues during 2004. There was $7,756,000 at December 31, 2006 and $8,486,000 at December 31, 2005 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset.

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” of $3,093,000 as of December 31, 2006 and $422,000 as of December 31, 2005. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock options granted to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income includes stock-based compensation expense of $1,863,000 in 2006, $1,968,000 in 2005 and $337,000 in 2004.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense was $70,696,000 in 2006, $49,629,000 in 2005 and $39,644,000 in 2004. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances, including the medical office building acquisition, we have acquired facilities subject to in-place leases. Accordingly, in those instances, we may allocate a portion of purchase prices to the value of in-place leases. The costs to execute a lease and the value of above or below market leases at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the lease to real estate amortization expense or rental revenues, as appropriate.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

Capitalization of Interest

We capitalize interest on facilities under construction. The capitalization rates used are based on rates for our unsecured notes and bank line of credit, as applicable. There was no capitalized interest in 2006 or 2005. Capitalized interest was $365,000 in 2004.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

The table below details the fair values and book values for mortgage loans receivable and the components of long-term debt at December 31, 2006.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$106,929	$108,224
Credit facility	$139,000	$139,000
Notes and bonds payable	$355,411	$350,758
Senior notes due 2007 – 2038	$887,500	$904,643

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

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS No. 158 are effective December 31, 2006. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at then end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 has not had, and is not expected to have, a material impact on our results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. FIN No. 48 is not expected to have a material impact on our results of operations or financial position.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

3.	Real Estate Properties

At December 31, 2006, we had direct ownership of:

•	239 assisted and independent living facilities

•	182 skilled nursing facilities

•	6 continuing care retirement communities;

•	7 specialty hospitals; and

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest (see Note 5).

We lease our owned facilities, other than medical office buildings (see Note 5) to single tenants under “triple-net,” and in many cases, “master” leases that are accounted for as operating leases. The leases generally have initial terms of up to 21 years, and generally have two or more multiple-year renewal options. Approximately 85% of our facilities are leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 391 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling $72,241,000. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. Leases covering 295 and 194 facilities contain provisions for property tax and capital expenditure impounds, respectively. No individual property held by us is material to us as a whole.

Future minimum rentals on non-cancelable leases, including medical office building leases, as of December 31, 2006 are as follows:

Year	Rentals	Year	Rentals
	(In thousands)		(In thousands)
2007	$288,892	2012	$241,678
2008	282,453	2013	217,198
2009	278,617	2014	204,895
2010	268,053	2015	189,584
2011	255,390	2016	167,177
		Thereafter	618,563

During 2006, we acquired 64 assisted and independent living facilities and 20 skilled nursing facilities in 16 separate transactions for an aggregate investment of $938,934,000, including the assumption of $128,091,000 of mortgage financing. These amounts include our acquisition and master leaseback on June 1, 2006 of the real estate holding of Hearthstone Assisted Living, Inc., consisting of 32 assisted living and Alzheimer’s facilities located in ten states, for a total investment of approximately $431,000,000, including debt defeasance and closing costs. Additionally, Hearthstone Senior Services, L.P. (“Hearthstone”) has agreed to provide us with an exclusive acquisition right on its next $150,000,000 of potential new investments, as well as a right of first offer/last look on an additional $150,000,000 of potential new investments. See Note 5 for information regarding medical office building transactions.

During 2006, we also funded $14,426,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2006, we had committed to fund additional expansion, construction and capital improvements of approximately $144,000,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

During 2006, we sold nine skilled nursing facilities and three assisted and independent living facilities to the tenants of the facilities pursuant to purchase options, none of which were previously transferred to assets held for sale, for net cash proceeds of $45,915,000. We provided two mortgage loans related to the sales of three facilities to the former tenants aggregating $8,148,000, partially offset by deferred gains of $4,572,000 that will be recognized in proportion to principal payments received. The other sales resulted in a total gain of $17,278,000 that is included in gain on sale of facilities in discontinued operations. During 2006, we transferred five buildings to assets held for sale, none of which have been sold.

On December 1, 2006, we sold 28 assisted and independent living facilities to Brookdale Senior Living, Inc. (“Brookdale”) for net cash proceeds of $147,126,000. These facilities were previously leased to Brookdale. The proceeds from this transaction were used to fund acquisitions. This transaction resulted in a recognized gain of $77,127,000 that is included in gain on sale of facilities in discontinued operations.

On July 27, 2006, Brookdale acquired American Senior Living L.P., which previously leased ten facilities from us. Terms of the lease for five assisted and independent living facilities provided for purchase options exercisable on July 1, 2008. We sold these five facilities to Brookdale for $33,000,000 and provided a mortgage loan for that amount. This transaction resulted in a deferred gain of $4,671,000 that will be recognized in proportion to principal payments received.

On July 25, 2006, Brookdale acquired American Retirement Corporation, which previously leased 16 facilities from us under three leases. As a result of this transaction, Brookdale assumed the related leases, two of which expire on June 30, 2012 and a third that expires on June 30, 2014.

During 2005, we acquired 50 assisted and independent living facilities and 14 skilled nursing facilities in eight separate transactions for an aggregate investment of $208,732,000, including the assumption of $70,506,000 of mortgage financing. These amounts include our acquisition of JER Senior Housing, LLC’s (“JER”) 75% interest in our joint venture (see Note 6). In addition, we exchanged two facilities plus $1,500,000 for two different facilities owned by American Retirement Corporation (now Brookdale). During 2005, we also funded $9,821,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions.

During 2005, we sold two skilled nursing facilities (of which one was sold to the tenant of the facility pursuant to a purchase option) and one assisted and independent living facility, none of which were previously transferred to assets held for sale, for cash proceeds of $12,577,000. These sales resulted in a gain of $986,000 that is included in gain on sale of facilities in discontinued operations. During 2005, we transferred nine buildings to assets held for sale, one of which has not yet been sold as of December 31, 2006.

The following table lists our owned real estate properties as of December 31, 2006 (dollar amounts in thousands):

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Assisted and Independent Living Facilities:
Alabama	5	$3,081	$32,738	$35,819	$1,760	$—
Arizona	3	2,505	24,551	27,056	1,024	—
Arkansas	1	182	1,968	2,150	483	—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
California	19	21,611	110,071	131,682	26,715	41,865
Colorado	5	5,421	64,016	69,437	12,060	27,645
Connecticut	2	6,000	24,141	30,141	1,884	—
Florida	21	18,329	123,906	142,235	16,077	22,193
Georgia	3	2,960	19,076	22,036	663	—
Illinois	2	1,628	17,057	18,685	1,185	5,921
Indiana	4	2,175	15,605	17,780	1,363	3,536
Kansas	6	2,165	14,254	16,419	3,076	1,253
Kentucky	1	110	2,672	2,782	601	—
Louisiana	1	510	6,194	6,704	426	—
Maryland	1	533	4,883	5,416	876	—
Massachusetts	4	5,098	47,255	52,353	4,597	20,274
Michigan	14	6,094	94,741	100,835	6,052	28,625
Minnesota	10	2,330	36,384	38,714	746	3,942
Mississippi	2	580	9,502	10,082	653	—
Missouri	1	477	3,138	3,615	232	—
Nevada	2	1,219	12,397	13,616	2,953	5,572
New Jersey	3	2,187	20,181	22,368	1,732	7,122
New Mexico	1	440	21,937	22,377	406	—
New York	3	7,250	36,586	43,836	3,718	4,197
North Carolina	11	3,555	113,543	117,098	1,476	—
North Dakota	1	400	5,901	6,301	14	—
Ohio	11	4,923	58,362	63,285	3,866	4,118
Oklahoma	4	1,675	20,358	22,033	891	1,587
Oregon	6	3,255	26,863	30,118	4,346	12,287
Pennsylvania	5	2,570	30,350	32,920	8,207	1,638
Rhode Island	4	2,877	43,964	46,841	6,302	—
South Carolina	4	1,426	13,941	15,367	2,678	—
South Dakota	4	1,700	19,554	21,254	61	—
Tennessee	9	5,839	53,241	59,080	4,526	—
Texas	35	24,909	302,397	327,306	17,061	17,186
Virginia	2	1,780	13,363	15,143	525	—
Washington	12	4,156	82,691	86,847	7,241	26,250
West Virginia	2	1,668	10,788	12,456	1,341	—
Wisconsin	15	16,262	111,243	127,505	18,349	47,000

Subtotals	239	169,880	1,649,812	1,819,692	166,166	282,211

Skilled Nursing Facilities:
Arizona	1	650	3,140	3,790	1,523	—
Arkansas	8	2,505	32,409	34,914	8,344	—
California	3	1,964	8,175	10,139	3,359	—
Connecticut	2	420	11,630	12,050	1,451	—
Florida	4	2,203	12,940	15,143	4,247	—
Georgia	1	562	3,780	4,342	966	—
Idaho	1	15	777	792	656	—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

Facility Location	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
Illinois	2	157	5,392	5,549	2,789	—
Indiana	7	2,291	27,434	29,725	11,181	—
Kansas	6	708	10,402	11,110	2,745	—
Kentucky	2	475	8,610	9,085	984	—
Maryland	5	2,315	28,489	30,804	13,803	—
Massachusetts	22	26,834	180,591	207,425	19,950	19,121
Minnesota	3	1,783	22,922	24,705	9,740	—
Mississippi	1	750	3,717	4,467	870	—
Missouri	11	5,151	37,478	42,629	4,373	—
Nevada	1	740	3,649	4,389	1,324	—
New York	3	4,500	53,101	57,601	1,482	10,943
North Carolina	1	116	2,244	2,360	1,347	—
Ohio	5	1,233	27,225	28,458	14,120	—
Oklahoma	1	68	2,224	2,312	1,342	—
Pennsylvania	1	630	4,873	5,503	378	—
Tennessee	5	1,878	17,412	19,290	5,373	—
Texas	61	11,821	145,151	156,972	32,264	—
Utah	1	280	2,513	2,793	155	—
Virginia	4	1,036	17,532	18,568	10,521	—
Washington	6	3,528	31,933	35,461	6,787	—
West Virginia	4	1,350	13,793	15,143	1,913	—
Wisconsin	8	4,724	32,265	36,989	12,768	4,765
Wyoming	2	1,767	10,220	11,987	1,118	—

Subtotals	182	82,454	762,041	844,495	177,873	34,829

Continuing Care Retirement Communities:
Arizona	1	1,980	10,907	12,887	1,311	—
Colorado	1	400	2,716	3,116	1,154	—
Florida	1	910	11,133	12,043	3,890	—
Massachusetts	1	300	14,356	14,656	2,103	—
Tennessee	1	174	3,004	3,178	476	—
Texas	1	1,848	29,022	30,870	7,181	—

Subtotals	6	5,612	71,138	76,750	16,115	—

Specialty Hospitals:
Arizona	2	1,517	15,554	17,071	6,244	—
California	2	2,500	36,850	39,350	3,516	—
Texas	3	2,093	9,516	11,609	1,190	—

Subtotals	7	6,110	61,920	68,030	10,950	—

Medical Office Buildings:
Georgia	4	1,222	5,819	7,041	205	5,964
Louisiana	6	160	15,258	15,418	419	16,343
South Carolina	1	10	2,102	2,112	60	2,054
Tennessee	1	7	3,889	3,896	91	2,305
Texas	6	1,479	5,519	6,998	209	7,084
Virginia	3	369	3,986	4,355	113	4,621

Subtotals	21	3,247	36,573	39,820	1,097	38,371

Total Facilities	455	$267,303	$2,581,484	$2,848,787	$372,201	$355,411

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

4.	Mortgage Loans Receivable

During 2006, we funded one mortgage loan secured by five assisted and independent living facilities to Brookdale (see Note 3) for $33,000,000 ($28,329,000 net of deferred gain of $4,671,000), two mortgage loans secured by three skilled nursing facilities we sold to the former tenants with principal balances totaling $8,148,000 ($3,576,000 net of deferred gains totaling $4,572,000), one mortgage loan secured by a skilled nursing facility for $3,265,000 and one mortgage loan secured by a land parcel for $692,000. In addition, three mortgage loans were prepaid aggregating $17,438,000.

During 2005, we funded two mortgage loans secured by two skilled nursing facilities totaling $12,860,000. In addition, one mortgage loan was repaid at maturity.

During 2006, we had an investment in one impaired loan with an average balance of $10,640,000. During 2006, we recognized and received cash payments for interest income totaling $660,000. At December 31, 2006, the loan balance was $10,553,000. There was no investment in impaired loans at December 31, 2005.

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

At December 31, 2006, we held 14 mortgage loans receivable secured by 12 skilled nursing facilities, six assisted living facilities, one continuing care retirement community and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. The mortgage loans receivable have an aggregate principal balance of $116,322,000 and are reflected in our consolidated balance sheets net of aggregate deferred gains and discounts totaling $9,393,000, with individual outstanding balances ranging from $692,000 to $33,000,000 and maturities ranging from 2007 to 2024. The principal balances of mortgage loans receivable as of December 31, 2006 mature as follows:

Year	Maturities	Year	Maturities
2007	$1,430,000	2010	$900,000
2008	10,979,000	2011	975,000
2009	33,780,000	Thereafter	68,258,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

The following table lists our mortgage loans receivable at December 31, 2006:

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
	(Dollar amounts in thousands)
Skilled Nursing Facilities:
Arkansas	2	10.00%	12/08	$4,196	$5,500	$4,460
Connecticut	1	9.60%	05/16	7,000	7,000	2,944
Florida	1	10.00%	05/08	4,850	4,850	4,704
Florida	1	10.71%	05/17	3,895	4,254	4,254
Illinois	1	9.00%	01/24	—	9,500	7,980
Kansas	2	11.58%	01/08	1,148	1,148	631
Louisiana	1	10.89%	04/15	2,407	3,850	3,422
Massachusetts	1	8.75%	02/24	4,474	9,000	8,252
Massachusetts	1	9.80%	07/16	2,186	3,265	3,220
Pennsylvania	1	10.20%	06/17	9,903	9,903	9,903

Subtotals	12			40,059	58,270	49,770

Assisted and Independent Living Facilities:
Delaware	1	9.39%	06/09	5,280	5,280	4,533
Louisiana	1	9.39%	06/09	7,260	7,260	6,232
Massachusetts	1	9.52%	06/23	8,500	8,500	8,500
Ohio	1	9.39%	06/09	6,270	6,270	5,382
Tennessee	1	9.39%	06/09	5,280	5,280	4,533
Virginia	1	9.39%	06/09	8,910	8,910	7,649

Subtotals	6			41,500	41,500	36,829

Continuing Care Retirement Community:
Florida	—	7.52%	11/13	9,085	9,085	9,085
Oklahoma	1	10.82%	03/24	1,934	10,782	10,553

Subtotals	1			11,019	19,867	19,638

Land Parcel:
Texas	—	9.00%	01/07	692	692	692

Subtotals	—			692	692	692

Total	19			$93,270	$120,329	$106,929

(1)	Most mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Certain mortgage loans require monthly interest only payments until maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

The following table summarizes the changes in mortgage loans receivable during 2006 and 2005:

	2006	2005
	(In thousands)
Balance at January 1	$87,553	$75,453
New mortgage loans	45,105	13,154
Additional fundings on existing mortgage loans	1,858	—
Deferred gains	(9,244)	—
Collection of principal	(18,343)	(1,054)

Balance at December 31	$106,929	$87,553

5.	Medical Office Building Joint Venture

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

For the first 36 months of the joint venture, we will receive 100% of the cash distributions from the joint venture until we have received a cumulative annual return of 8.5%, at which point Broe will receive 100% of the cash distributions until it has received a cumulative annual return of 8.5%. If we have not received a cumulative annual return of 8.5% after the first 36 months, distributions will go to the members in accordance with their ownership percentages until such time as each member earns a cumulative annual return of 8.5%. Then distributions shall be made 65% to us and 35% to Broe until we have achieved a cumulative annual return of 10.5%. Thereafter distributions will be made 50% to each party. During 2006, cash distributions of $1,390,000 and $224,000 were made to us and to Broe, respectively.

During 2006, the joint venture acquired 21 medical office buildings in six states. The purchase price totaled $55,985,000, of which $38,475,000 was originally allocated to real estate, $14,502,000 was allocated to in-place lease related assets and $3,008,000 was allocated to other assets and liabilities. The joint venture was originally financed with a bridge loan from us of $30,729,000, capital contributions from us of $16,981,000, capital contributions from Broe of $1,887,000 and assumed mortgages on three facilities totaling $6,438,000. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing in the amount of $31,517,000 (funding up to $34,043,000 available under the financing agreement). All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

6.	Investment in Unconsolidated Joint Venture

On May 3, 2005, we acquired JER’s 75% interest in our unconsolidated joint venture, JER/NHP Senior Housing, LLC, for $121,000,000. As part of this transaction, we assumed the secured debt the joint venture had in place of $60,000,000, $45,000,000 of which represented JER’s share, resulting in a payment to JER of $75,000,000, net of other costs and fees related to buying out their interest of $1,000,000. From the transaction date forward, the operations of JER/NHP Senior Housing, LLC have been consolidated with our existing operations.

During 2005, prior to our acquisition of JER’s interest, the joint venture sold one facility for net cash proceeds of $3,500,000 resulting in a gain of $1,320,000 included in discontinued operations of the joint venture.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

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

The joint venture reported net income of $2,255,000 and $6,321,000 for the years ended December 31, 2005 and 2004, respectively. The twelve month period for 2005 represents only the activity from January 2005 through April 2005, as the operations were 100% owned by us beginning in May 2005 and therefore consolidated.

7.	Assets Held for Sale

During 2006, we transferred five buildings to assets held for sale. We expect to sell four of the buildings pursuant to purchase options. We also sold five assets held for sale for $10,950,000 resulting in a gain of $2,385,000 included in discontinued operations. During 2006, we recognized impairment charges totaling $83,000 related to two assets held for sale.

During 2005, we transferred nine buildings to assets held for sale. Four of those buildings and one land parcel in assets held for sale were sold during 2005 for $19,315,000 resulting in a gain of $3,922,000 included in discontinued operations. During 2005, we recognized impairment charges totaling $9,731,000 related to four assets held for sale.

During 2005, we reclassified a land parcel valued at $752,000 from assets held for sale to investment in land, and a skilled nursing facility was constructed on the site. We acquired the facility for an additional $4,737,000 upon completion in February 2006.

At December 31, 2006, six buildings and one land parcel remained in assets held for sale. At December 31, 2005, five buildings and one land parcel remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at December 31, 2006 within one year.

8.	Other Assets

At December 31, 2006 and 2005, other assets consisted of:

	2006	2005
	(In thousands)
Other receivables, net of reserves of $4,874,000 and $4,807,000 at December 31, 2006 and 2005, respectively	$26,155	$15,946
Deferred rent, net	7,756	8,486
Deferred finance costs	17,180	14,469
Capitalized lease and loan origination costs	16,129	5,017
Investments and restricted funds	18,068	8,106
Other	4,045	4,177

	$89,333	$56,201

Investments are recorded at fair value using market prices.

9.	Credit Facility and Bridge Facility

On December 15, 2006, we amended our $700,000,000 credit facility (“Credit Facility”). The prior $600,000,000 revolving credit commitment maturing October 20, 2008 and the $100,000,000 term credit commitment maturing October 20, 2010 were replaced with a $700,000,000 revolving senior unsecured credit

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

facility maturing on December 15, 2010. The maturity date may be extended by one additional year at our discretion. At our option, borrowings under the Credit Facility bear interest at prime (8.25% at December 31, 2006) or applicable LIBOR plus 0.85% (6.18% at December 31, 2006). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. At December 31, 2006, we had $139,000,000 outstanding on our Credit Facility.

On May 15, 2006, in connection with the acquisition of Hearthstone Assisted Living, Inc., we entered into a new $200,000,000 credit agreement (“Bridge Facility”). The Bridge Facility matured on September 12, 2006, and accordingly, no amounts were outstanding at December 31, 2006.

Our Credit Facility requires us to maintain, among other things, the financial covenants detailed below. As of December 31, 2006, we were in compliance with all of these covenants:

Covenant	Requirement	Actual
Minimum net asset value	$820,000,000	$1,890,755,000
Maximum total indebtedness to capitalization value	60%	42%
Minimum fixed charge coverage ratio	1.75	2.32
Maximum secured indebtedness ratio	30%	11%
Maximum unencumbered asset value ratio	60%	37%

The amendment allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters. Under the amendment, the minimum unsecured interest coverage ratio was removed.

10.	Senior Notes

On July 14, 2006, we issued $350,000,000 of notes due July 15, 2011 at a fixed rate of 6.5% resulting in net proceeds of approximately $347,000,000. The net proceeds were used to repay $197,000,000 under our Credit Facility and $150,000,000 under our Bridge Facility.

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% in order to hedge the expected interest payments associated with a portion of the $350,000,000 of notes. The Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts are being amortized over the life of the debt as a yield reduction.

During 2006, we also repaid $32,725,000 in aggregate principal amount of notes.

On May 18, 2005, we issued $250,000,000 of notes due May 20, 2015 at a fixed rate of 6.0%, resulting in net proceeds of approximately $243,000,000. The proceeds were used primarily for the repayment of amounts outstanding under our Credit Facility and the repurchase of notes discussed below.

We repurchased $131,775,000 of our notes in August 2005 with interest rates ranging from 7.06% to 9.75% and maturities ranging from November 2006 to March 2009. The repurchase resulted in a loss on extinguishment of debt of $8,565,000. During 2005, we also repaid $18,000,000 in aggregate principal amount of notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

The aggregate principal amount of notes outstanding at December 31, 2006 was $887,500,000. At December 31, 2006, the weighted average interest rate on the notes was 6.69% and the weighted average maturity was 9.0 years. The principal balances of the notes as of December 31, 2006 mature as follows:

Year	Maturities	Year	Maturities
2007	$17,000,000	2010	$—
2008	10,000,000	2011	350,000,000
2009	32,000,000	Thereafter	478,500,000	(1)

(1)	There are $55,000,000 of notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2007, 2009, 2012, 2017, or 2027. There are $33,500,000 of notes due in 2028 which may be put back to us at their face amount at the option of the holder on November 20th of any of the following years: 2008, 2013, 2018, or 2023. There are $40,000,000 of notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2008, 2013, 2018, 2023, or 2028.

11.	Notes and Bonds Payable

The aggregate principal amount of notes and bonds payable at December 31, 2006 was $355,411,000. Notes and bonds payable are due through the year 2039, at interest rates ranging from 3.6% to 9.6% and are secured by real estate properties with an aggregate net book value as of December 31, 2006 of $637,199,000. At December 31, 2006, the weighted average interest rate on the notes and bonds payable was 6.2% and the weighted average maturity was 11.0 years. During 2006, we assumed mortgages as part of various acquisitions totaling $134,529,000. In addition, we prepaid four mortgages with a combined balance of $41,760,000 with interest rates ranging from 6.8% to 7.3%. The principal balances of the notes and bonds payable as of December 31, 2006 mature as follows:

Year	Maturities	Year	Maturities
2007	$7,224,000	2010	$76,320,000
2008	8,824,000	2011	10,490,000
2009	45,326,000	Thereafter	207,227,000

12.	Preferred Stock

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

During August 2005, we repurchased 99,515 shares of our Series A Preferred Stock. The amount paid to repurchase the shares was $10,473,000 plus accrued dividends. The repurchase resulted in a charge of $795,000, $274,000 of which represents the original issue discount on these shares.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

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

Series B Cumulative Convertible Preferred Stock

During 2004, we issued 1,064,500 shares of 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $100 per share. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing September 30, 2004.

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

Each share of Series B Preferred Stock was initially convertible into 4.3975 shares of our common stock at the option of the holder (equivalent to a conversion price of $22.74 per share). At December 31, 2006, each share of Series B Preferred Stock was convertible into 4.4083 shares of our common stock (equivalent to a conversion price of $22.68 per share). At December 31, 2006, if all of the Series B Preferred Stock were to convert, it would result in the issuance of approximately 4,693,000 common shares. The Series B Preferred Stock is convertible upon the occurrence of any of the following events:

•

Our common stock reaching a price equal to 125% of the conversion price (initially $28.43 per share, $28.35 at December 31, 2006) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

For at least 20 of the last 30 trading days of 2006, our common stock reached a price greater than or equal to 125% of the $22.68 conversion price at December 31, 2006. As such, the Series B Preferred Stock became convertible on January 1, 2007 and will remain convertible through March 31, 2007 at which time the same test will be performed to determine whether the Series B Preferred Stock will continue to be convertible.

We may redeem the Series B Preferred Stock after five years at the redemption price per share plus any accumulated and unpaid dividends. The redemption prices are as follows:

Redemption on or after	Price per Share
July 5, 2009	$103.875
July 1, 2010	$103.100
July 1, 2011	$102.325
July 1, 2012	$101.550
July 1, 2013	$100.775
July 1, 2014	$100.000

The conversion rate will be adjusted if:

•	We issue common stock as a dividend or distribution on shares of our common stock;

•	We effect a common stock share split or combination;

•	We issue rights, warrants, options or other securities to the holders of our common stock at a price less than the closing common stock price on the previous business day;

•	We distribute our stock, evidence of our indebtedness or other assets or property, excluding cash dividends or spin-offs;

•	We increase the effective dividend rate on our common stock; or

•	We make a tender offer or exchange offer for our common stock at a price higher than the closing price on the previous business day.

13.	Common Stock

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

On January 17, 2006, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 5,000,000 shares of our common stock from time to time through a controlled equity offering program. On September 22, 2006, we entered into another similar sales agreement with Cantor for up to an additional 5,000,000 shares of common stock. During 2006, we sold approximately 7,237,000 shares of common stock at a weighted average price of $25.45 resulting in net proceeds of approximately $180,400,000 after underwriting fees.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2006 and 2005 was 2%. During 2006, we issued approximately 674,000 shares of common stock, at an average price of $24.55, resulting in net proceeds of approximately $16,517,000. During 2005, we issued approximately 728,000 shares of common stock, at an average price of $21.90, resulting in net proceeds of approximately $15,916,000.

14.	Stock Incentive Plan

Under the terms of a stock incentive plan (the Plan), we have reserved for issuance 3,000,000 shares of common stock. At December 31, 2006, approximately 2,918,000 shares of common stock remain available for issuance under the plan, however, approximately 406,000 of those shares have been reserved for issuance related to restricted stock units outstanding at December 31, 2006. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. We began accounting for the stock based compensation under SFAS No. 123 during 1999 for options and restricted stock granted in 1999 and thereafter. In 2005, we adopted SFAS No. 123R (SFAS No. 123 was revised in 2004).

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

Summaries of the status of stock options granted to officers, restricted stock granted to directors and restricted stock and restricted stock units granted to employees at December 31, 2006, 2005 and 2004 and changes during the years then ended are as follow:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Officer Stock Options:
Outstanding at beginning of year	687,307	$19.07	931,850	$18.99	797,000	$18.47
Granted	—	—	—	—	149,750	21.29
Exercised	(84,880)	19.73	(202,127)	18.05	(14,900)	14.74
Forfeited	(10,000)	25.75	(42,416)	18.97	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year	592,427	18.86	687,307	19.07	931,850	18.99

Exercisable at end of year	592,427	18.86	579,931	19.14	626,267	19.09

Weighted average fair value of options granted	$—		$—		$2.27

Intrinsic value of options outstanding	$6,728,000

Intrinsic value of options exercisable	$6,728,000

Intrinsic value of options exercised	$427,000		$869,000		$120,000

Director Restricted Stock:
Outstanding at beginning of year	38,000	$19.19	32,000	$18.22	28,000	$15.94
Awarded	21,000	22.87	14,000	21.66	12,000	21.31
Vested	(12,000)	14.20	(8,000)	19.60	(8,000)	14.88
Forfeited	—	—	—	—	—	—

Outstanding at end of year	47,000	$22.11	38,000	$19.19	32,000	$18.22

Fair value of shares vested	$170,000		$157,000		$119,000

Employee Restricted Stock:
Outstanding at beginning of year	61,094	$21.70	—	$—	—	$—
Awarded	57,553	22.87	73,791	21.69	—	—
Vested	(20,365)	21.70	—	—	—	—
Forfeited	(607)	22.87	(12,697)	21.66	—	—

Outstanding at end of year	97,675	$22.38	61,094	$21.70	—	$—

Fair value of shares vested	$442,000		$—		$—

Employee Restricted Stock Units:
Outstanding at beginning of year	—	$—	—	$—	—	$—
Awarded	403,728	28.60	—	—	—	—
Dividend equivalents	2,454	28.97	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	406,182	$28.60	—	$—	—	$—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$14.20	$16.23	219,279	$14.53	4.6 years	219,279	$14.53
$18.48	$20.56	170,245	$19.76	4.3 years	170,245	$19.76
$21.29	$26.19	202,903	$22.80	4.9 years	202,903	$22.80

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

	2006	2005	2004
Risk free rate of return	—	—	4.03%
Dividend yield	—	—	6.95%
Option term in years	—	—	10
Volatility	—	—	24.95%

We received $1,675,000, $3,648,000 and $220,000 for stock option exercises in 2006, 2005 and 2004, respectively. Stock option amortization expense was $162,000 in 2006, $223,000 in 2005 and $146,000 in 2004. All stock options granted were fully vested as of December 31, 2006.

The director restricted stock awards are made to non-employee directors and granted at no cost. Director restricted stock awards historically vested at the third anniversary of the award date or upon the date they vacate their position. However, beginning in 2006, they vest in increments of one third per year for three years and will not fully vest when they vacate their position. During 2004, only non-employee directors received restricted stock awards. In 2006 and 2005, certain employees began receiving restricted stock awards instead of stock options.

In 2005 and 2006, certain employees received annual awards of restricted stock or restricted stock units with dividend equivalents that are reinvested for each of 2004, 2005 and 2006. These one-year grants vest in increments of one third per year for three years. In December 2006, the employees received a three-year grant of restricted stock units related to performance from January 1, 2004 to December 31, 2006. This three-year grant will vest in one year from the date of grant.

In addition, on August 15, 2006, the President and Chief Executive Officer received a grant of approximately 120,968 restricted stock units. This grant vests with respect to 50% of the units on the fifth anniversary of the date of grant and with respect to 10% of the units each year thereafter. The restricted stock units earn dividend equivalents which are reinvested. As of December 31, 2006, the total number of restricted stock units related to this grant was approximately 123,422.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

SFAS 123R required that we estimate the fair value of the potential three-year award and expense it over the requisite service period. A portion of the award was based on our performance as compared to the performance of other healthcare REITs and another portion was based on our absolute total shareholder return over the same period. The fair value was determined by performing a binomial method valuation of our expected performance versus the peer group and the absolute return target utilizing historical volatility rates for all members of the group. The value of the three year award is being amortized into compensation expense ratably over the service period from the date the shareholders approved the current Plan through the end of the vesting period of the potential award which will be then end of 2007. Compensation expense for the director restricted stock awards and the annual employee restricted stock awards is determined based upon the market value at the date of the award of the restricted stock and is recognized over the vesting period. Compensation expense related to director restricted stock awards was $147,000 in 2006, $547,000 in 2005 and $191,000 in 2004. Compensation expense related to employee restricted stock awards was $1,554,000 in 2006 and $1,198,000 in 2005. We expect to expense $7,804,000 related to director and employee restricted stock over the remainder of the respective one to ten year service periods.

Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the board of directors. That formula historically depended on our performance measured for a minimum of a three-year period and up to a five-year period by total return to stockholders (increase in stock price and dividends paid) compared to peer companies and other select financial measures compared to peer companies, in each case as selected by the Compensation Committee. As part of the transition to restricted stock awards, the formula period for measurement for 2003, 2004 and 2005 awards was based upon a prospective three-year period for the measures mentioned above. No dividend equivalents are paid prior to full vesting of the stock options. In addition, dividend equivalents are paid on restricted stock and restricted stock units prior to vesting. SFAS No. 123R provides that payments related to the dividend equivalents are treated as dividends. If an employee were to leave before all restricted stock or restricted stock units had vested, any dividend equivalents previously paid on the unvested shares or units would be expensed.

No stock appreciation rights (“SARs”) have been issued under the Plan, however, the long-term incentive compensation awards for 2007 include SARs as a component.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

15.	Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, restricted stock units and forward equity shares (from the date we entered into the forward contract to the settlement date). The dilutive effect of stock options, restricted stock units and forward equity shares is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options, unrecognized compensation expense and settlement of the forward equity agreements. The calculation below excludes the Series B convertible preferred stock which is not dilutive for any period presented and 110,000 and 138,000 stock options with option prices that would not be dilutive in 2005 and 2004, respectively. There were no stock options with option prices that would not be dilutive in 2006. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Years Ended December 31,
	2006		2005		2004
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$75,514		$55,693		$52,007
Less: Preferred stock dividends	(15,163)		(15,622)		(11,802)
Preferred stock redemption charges	—		(795)		—

Amounts used to calculate Basic EPS	60,351	77,489	39,276	67,311	40,205	66,097
Effect of dilutive securities:
Forward equity shares	—	37	—	—	—	—
Restricted stock units	—	215	—	—	—	—
Stock options	—	138	—	135	—	114

Amounts used to calculate Diluted EPS	$60,351	77,879	$39,276	67,446	$40,205	66,211

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

16.	Pension Plan

During 1991, we adopted an unfunded defined benefit pension plan covering the current non-employee members of our board of directors. The benefits, limited to the number of years of service on the board of directors, are based upon the then current annual retainer in effect. This plan was frozen effective December 31, 2005, and no future benefits will be earned under the plan. All benefits previously earned will be paid in accordance with the plan. Freezing the plan resulted in a one-time curtailment charge of $183,000 that was included in expense in 2005.

The following tables set forth the amounts recognized in our financial statements:

	2006	2005
Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,627,000	$1,313,000
Service cost	—	135,000
Interest cost	87,000	94,000
Amendments	—	248,000
Actuarial gain	(130,000)	(63,000)
Benefits paid	(81,000)	(100,000)

Benefit obligation at end of year	1,503,000	1,627,000

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	81,000	100,000
Benefits paid	(81,000)	(100,000)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(1,503,000)	$(1,627,000)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—
Current liabilities	69,000	81,000
Noncurrent liabilities	1,434,000	1,546,000

Total	$1,503,000	$1,627,000

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$130,000	$—

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Net periodic benefit cost:
Service cost	$—	$135,000
Interest cost	87,000	93,000
Amortization of prior service cost	—	50,000
Curtailment	—	183,000

Net periodic benefit cost	87,000	461,000

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Change in accumulated other comprehensive income due to adoption of SFAS No. 158	(130,000)	—

Total recognized in net periodic benefit cost and other comprehensive income	$(43,000)	$461,000

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

The accumulated benefit obligation was $1,377,000 at December 31, 2006.

The amount of net loss (gain) and prior service cost in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2007 is $0 and $0, respectively.

Estimated Benefit Payments:

Year	Estimated Payment	Year	Estimated Payment
2007	$69,000	2010	$108,000
2008	51,000	2011	131,000
2009	79,000	2012-2016	598,000

Discount rates of 5.75% and 5.50% in 2006 and 2005, respectively, and a 5.0% increase in the annual retainer every other year were used in the calculation of the amounts above.

The estimated contribution for 2007 is $69,000.

17.	Transactions with Significant Lessees

On December 1, 2006, we sold 28 assisted and independent living facilities to Brookdale for net cash proceeds of $147,126,000. These facilities were previously leased to Brookdale. The proceeds from this transaction were used to fund acquisitions. This transaction resulted in a recognized gain of $77,127,000 that is included in gain on sale of facilities in discontinued operations.

On July 27, 2006, Brookdale acquired American Senior Living L.P., which previously leased ten facilities from us. Terms of the lease for five assisted and independent living facilities provided for purchase options exercisable on July 1, 2008. We sold these five facilities to Brookdale for $33,000,000 and provided a mortgage loan for that amount. This transaction resulted in a deferred gain of $4,671,000 that will be recognized in proportion to principal payments received.

On July 25, 2006, Brookdale acquired American Retirement Corporation, which previously leased 16 facilities from us under three leases. As a result of this transaction, Brookdale assumed the related leases, two of which expire on June 30, 2012 and a third that expires on June 30, 2014.

As of December 31, 2006, 98 of our owned facilities are leased to and operated by subsidiaries of Brookdale. Revenues from Brookdale were $47,297,000, $30,868,000 and $20,447,000 for the years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006, Brookdale accounted for 21% of our revenues.

As of December 31, 2006, 32 of our owned facilities are lease to and operated by Hearthstone. Revenues from Hearthstone were $21,742,000 for the year ended December 31, 2006. At December 31, 2006, Hearthstone accounted for 15% of our revenues.

18.	Impairment of Assets

During the year ended December 31, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their estimated fair values less selling costs based on review of the market prices for similar assets.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

During the year ended December 31, 2005, we recognized impairment charges of $10,042,000, $2,873,000 of which related to two skilled nursing facilities, and $7,019,000 related to one facility that would no longer be operated as a skilled nursing facility, which included the write-down of the facility to its estimated fair value less selling costs based on review of the market prices for similar assets, a reserve against a receivable from the tenant of the facility for $310,000 and the write-off of certain capitalized lease costs. In addition, we had an impairment of $150,000 against one land parcel in assets held for sale to write it down to its estimated fair value less selling costs based on review of the market prices for similar assets.

During the year ended December 31, 2004, we recorded an impairment of assets charge of $232,000 in discontinued operations related to one of our assets held for sale to write it down to its estimated fair value less selling costs based on a review of the market prices for similar assets.

19.	Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale to be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 3, Note 7 and Note 18 for more detail regarding the facilities sold and classified as held for sale during 2006. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Rental income	$16,866	$25,864	$26,966
Interest and other income	23	6	35

	16,889	25,870	27,001

Interest and amortization of deferred financing costs	—	13	170
Depreciation and amortization	3,455	6,668	7,345
General and administrative	79	118	189
Impairment of assets	83	9,731	232

	3,617	16,530	7,936

Income from discontinued operations	13,272	9,340	19,065
Gain on sale of facilities, net	96,791	4,908	3,750

Discontinued operations	$110,063	$14,248	$22,815

20.	Derivatives

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% settling no later than August 2, 2006. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 11, 2006 issuance of $350,000,000 (upsized from $250,000,000) of notes (see Note 10). We recorded these Treasury lock agreements on our balance sheets at their estimated fair value of $1,576,000 at June 30, 2006.

Our Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for an amount equal to the present value of the difference between the locked Treasury

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250,000,000 of the $350,000,000 of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts are being amortized over the life of the debt as a yield reduction.

21.	Comprehensive Income

In connection with the settlement of the Treasury lock agreements on July 11, 2006, we recognized a gain of $1,204,000. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350,000,000 of notes as a yield reduction. During 2006, we recorded $103,000 of amortization and expect to record $217,000 of amortization in 2007.

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. During 2006, we recognized other comprehensive income of $130,000 related to the change in the funded status of our defined benefit pension plan.

The following table sets forth the computation of comprehensive income for the periods presented:

Year ended December 31,
2006
(In thousands)
Net income	$185,577
Other comprehensive income:
Gain on Treasury lock agreements, net of amortization	1,101
SFAS No. 158 adoption adjustment	130

Total comprehensive income	$186,808

22.	Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2006	2005	2004
Ordinary income	$1.42	$1.08	$1.11
Capital gain	0.12	0.02	—
Return of capital	—	0.38	0.37

Total dividends paid	$1.54	$1.48	$1.48

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006

23.	Quarterly Financial Data (unaudited)

Amounts in the tables below may not add across due to rounding differences, and certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by SFAS No. 144.

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2006:
Revenues	$55,690	$62,063	$70,482	$73,440
Income available to common stockholders	24,282	19,239	27,928	98,966
Diluted income available to common stockholders per share	0.35	0.26	0.34	1.16
Dividends per share	0.38	0.38	0.39	0.39
2005:
Revenues	$44,597	$48,571	$51,128	$51,660
Income available to common stockholders	9,379	16,001	8,052	20,092
Diluted income available to common stockholders per share	0.14	0.24	0.12	0.30
Dividends per share	0.37	0.37	0.37	0.37

24.	Litigation

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery, pleading and law and motion. We have filed motions for summary judgment in several of the cases, which along with previously filed motions to strike and a motion for nonsuit, remain pending before the court. We have also tentatively agreed to mediate the individual claims, and if mediation occurs, we expect it to be completed by mid 2007. We would not expect to have rulings on the motions for summary judgment, motions to strike and motions for nonsuit until after conclusion of any mediation.

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

25.	Subsequent Event

In January 2007, we entered into a definitive joint venture agreement with a state pension fund investor advised by Morgan Stanley Real Estate. The purpose of the joint venture will be to acquire and develop assisted living, independent living and skilled nursing facilities. We will manage and own 25% of the joint venture, which will fund its investments of up to $475 million with approximately 40% equity contributions and 60% debt. We expect that this joint venture will be an unconsolidated entity.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities:
Birmingham	AL	$1,050	$12,994	$—	$1,050	$12,994	$14,044	$256	2000	2006
Decatur	AL	1,484	1,824	—	1,484	1,824	3,308	534	1987	1996
Hanceville	AL	197	2,447	—	197	2,447	2,644	632	1996	1996
Huntsville	AL	260	6,762	—	260	6,762	7,022	153	1999	2006
Mobile	AL	90	8,711	—	90	8,711	8,801	185	2000	2006
Benton	AR	182	1,968	—	182	1,968	2,150	483	1990	1998
Chandler	AZ	505	2,753	16	505	2,769	3,274	581	1998	1998
Tempe	AZ	1,440	15,413	—	1,440	15,413	16,853	297	1999	2006
Tucson	AZ	560	6,369	—	560	6,369	6,929	146	1999	2006
Banning	CA	375	12,976	—	375	12,976	13,351	865	2004	2004
Carmichael	CA	1,500	7,929	755	1,500	8,684	10,184	3,334	1984	1995
Chula Vista	CA	950	6,281	72	950	6,353	7,303	2,022	1989	1995
Corona	CA	709	2,491	—	709	2,491	3,200	160	1971	2004
Encinitas (2)	CA	1,000	5,017	126	1,000	5,143	6,143	1,842	1984	1995
Folsom (3)	CA	940	12,413	—	940	12,413	13,353	975	1997	2004
Lodi	CA	732	5,126	—	732	5,126	5,858	474	2000	2004
Mission Viejo (4)	CA	900	3,544	89	900	3,633	4,533	1,201	1985	1995
Novato (2)	CA	2,500	3,658	403	2,500	4,061	6,561	1,501	1978	1995
Palm Desert	CA	1,400	6,179	1,530	1,400	7,709	9,109	2,348	1989	1994
Placentia	CA	1,320	3,801	184	1,320	3,985	5,305	1,523	1982	1995
Rancho Cucamonga (2)	CA	610	4,156	269	610	4,425	5,035	1,453	1987	1995
San Dimas	CA	1,700	3,577	225	1,700	3,802	5,502	1,398	1975	1995
San Jose	CA	850	7,252	—	850	7,252	8,102	1,586	1998	1998
San Juan Capistrano (2)	CA	1,225	3,834	172	1,225	4,006	5,231	1,326	1985	1995
San Juan Capistrano	CA	700	6,344	235	700	6,579	7,279	2,063	1985	1995
Santa Maria	CA	1,500	2,649	118	1,500	2,767	4,267	1,027	1967	1995
Vista	CA	350	3,701	82	350	3,783	4,133	1,371	1980	1996

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Westminster	CA	2,350	4,883	—	2,350	4,883	7,233	246	2001	2005
Aurora	CO	919	7,923	66	919	7,989	8,908	2,917	1983	1995
Aurora	CO	715	10,119	—	715	10,119	10,834	1,960	1999	1999
Boulder	CO	833	4,811	14	833	4,825	5,658	1,325	1985	1995
Denver	CO	604	12,401	—	604	12,401	13,005	2,170	2000	2000
Denver (5)	CO	2,350	28,682	—	2,350	28,682	31,032	3,688	1987	2002
Branford	CT	2,000	6,709	—	2,000	6,709	8,709	534	1999	2005
Madison	CT	4,000	16,032	1,400	4,000	17,432	21,432	1,350	2002	2004
Clearwater	FL	1,231	3,790	—	1,231	3,790	5,021	426	1998	2002
Coral Springs	FL	915	7,027	6	915	7,033	7,948	42	1999	2006
Fort Myers (6)	FL	1,210	22,180	—	1,210	22,180	23,390	1,743	1998	2004
Fort Myers (7)	FL	415	5,206	33	415	5,239	5,654	338	1996	2005
Hudson	FL	1,665	8,139	550	1,665	8,689	10,354	2,670	1986	1996
Jacksonville	FL	226	2,770	20	226	2,790	3,016	643	1997	1997
Jacksonville (7)	FL	256	2,473	47	256	2,520	2,776	160	1997	2005
Leesburg (7)	FL	301	3,239	—	301	3,239	3,540	190	1999	2005
Naples	FL	1,182	4,084	—	1,182	4,084	5,266	1,067	1997	1997
Naples	FL	1,140	10,797	—	1,140	10,797	11,937	2,115	1999	1999
Ormond Beach (7)	FL	480	1,649	51	480	1,700	2,180	100	1997	2005
Palm Coast	FL	406	2,580	38	406	2,618	3,024	585	1997	1997
Pensacola	FL	408	5,667	757	408	6,424	6,832	1,065	1999	1999
Rotunda West	FL	123	2,628	28	123	2,656	2,779	595	1997	1997
St Petersburg	FL	2,000	2,396	985	2,000	3,381	5,381	924	1993	1995
Tallahassee	FL	696	9,218	45	696	9,263	9,959	1,682	1999	1999
Tallahassee	FL	450	1,672	—	450	1,672	2,122	9	1999	2006
Tamarac	FL	967	6,963	6	967	6,969	7,936	41	2000	2006
Tampa	FL	2,360	11,684	—	2,360	11,684	14,044	211	2001	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Tavares	FL	156	2,466	6	156	2,472	2,628	597	1997	1997
Titusville	FL	1,742	4,706	—	1,742	4,706	6,448	874	1987	2000
Columbus	GA	290	5,081	—	290	5,081	5,371	349	1999	2004
Jonesboro	GA	1,320	8,323	—	1,320	8,323	9,643	179	2000	2006
Marietta	GA	1,350	5,672	—	1,350	5,672	7,022	135	2000	2006
Joliet (9)	IL	1,250	6,934	—	1,250	6,934	8,184	376	1999	2004
Rockford	IL	378	10,123	—	378	10,123	10,501	809	2000	2004
Carmel	IN	805	3,861	84	805	3,945	4,750	866	1998	1998
Indianapolis	IN	750	4,260	—	750	4,260	5,010	61	1998	2006
Michigan City (7)	IN	245	4,069	—	245	4,069	4,314	241	1998	2005
Michigan City (7)	IN	375	3,331	—	375	3,331	3,706	195	1999	2005
Derby (7)	KS	269	1,463	57	269	1,520	1,789	93	1994	2005
Lawrence	KS	932	3,822	—	932	3,822	4,754	828	1995	1998
Salina	KS	200	1,921	—	200	1,921	2,121	468	1996	1997
Salina	KS	329	2,887	—	329	2,887	3,216	735	1989	1998
Topeka	KS	424	2,955	87	424	3,042	3,466	883	1986	1998
Wellington (7)	KS	11	1,006	56	11	1,062	1,073	69	1994	2005
Murray	KY	110	2,672	—	110	2,672	2,782	601	1998	1998
Shreveport	LA	510	6,194	—	510	6,194	6,704	426	2000	2004
Attleboro (6)	MA	1,560	13,143	—	1,560	13,143	14,703	1,033	1998	2004
Chestnut Hill	MA	780	9,228	120	780	9,348	10,128	799	2000	2004
Kingston (9)	MA	1,000	12,780	2,735	1,000	15,515	16,515	806	1996	2006
Pittsfield	MA	1,758	9,052	197	1,758	9,249	11,007	1,959	1998	1998
Hagerstown	MD	533	4,664	219	533	4,883	5,416	876	1999	1999
Brownstown Township (10)	MI	660	30,297	—	660	30,297	30,957	545	2000	2006
Davidson (7)	MI	154	1,754	26	154	1,780	1,934	114	1997	2005
Delta (7)	MI	181	4,812	10	181	4,822	5,003	317	1998	2005

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Delta (7)	MI	155	1,743	16	155	1,759	1,914	113	1998	2005
Farmington Hills (7)	MI	84	1,863	86	84	1,949	2,033	125	1994	2005
Farmington Hills (7)	MI	95	2,014	—	95	2,014	2,109	132	1994	2005
Grand Blanc (7)	MI	375	4,135	70	375	4,205	4,580	269	1998	2005
Grand Blanc (7)	MI	375	4,048	68	375	4,116	4,491	263	1998	2005
Haslett (7)	MI	847	4,231	35	847	4,266	5,113	263	1998	2005
Kentwood	MI	880	11,666	—	880	11,666	12,546	211	2001	2006
Riverview	MI	300	6,939	67	300	7,006	7,306	2,363	1987	1995
Troy (7)	MI	697	7,582	68	697	7,650	8,347	491	1998	2005
Troy (7)	MI	1,046	7,986	90	1,046	8,076	9,122	511	1998	2005
Utica (7)	MI	245	5,102	33	245	5,135	5,380	335	1995	2005
Austin	MN	400	8,892	—	400	8,892	9,292	22	2002	2006
Dulth	MN	900	10,421	—	900	10,421	11,321	28	2003	2006
Fairbault (7)	MN	121	1,328	29	121	1,357	1,478	87	1997	2005
Mankato	MN	500	6,335	—	500	6,335	6,835	17	1999	2006
Mankato (7)	MN	90	1,064	25	90	1,089	1,179	70	1996	2005
Owatonna (7)	MN	60	1,762	—	60	1,762	1,822	111	1996	2005
Owatonna (7)	MN	70	2,239	—	70	2,239	2,309	134	1999	2005
Sauk Rapids (7)	MN	67	748	49	67	797	864	50	1997	2005
Wilmar (7)	MN	57	1,977	43	57	2,020	2,077	132	1997	2005
Winona (7)	MN	65	1,436	36	65	1,472	1,537	95	1997	2005
Herculaneum	MO	477	3,138	—	477	3,138	3,615	232	1989	2004
Hattiesburg	MS	220	4,731	—	220	4,731	4,951	325	1999	2004
Meridian	MS	360	4,771	—	360	4,771	5,131	328	1998	2004
Asheboro	NC	200	7,054	—	200	7,054	7,254	20	1998	2006
Cramerton	NC	300	13,713	—	300	13,713	14,013	37	1999	2006
Goldsboro	NC	270	8,055	—	270	8,055	8,325	633	1998	2004

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Harrisburg	NC	300	10,472	—	300	10,472	10,772	29	1997	2006
Hendersonville	NC	400	12,183	—	400	12,183	12,583	35	2005	2006
Hickory	NC	385	2,531	11	385	2,542	2,927	555	1997	1998
Hillsborough	NC	400	12,755	—	400	12,755	13,155	36	2005	2006
Newton	NC	400	11,707	—	400	11,707	12,107	32	2000	2006
Salisbury	NC	300	11,902	500	300	12,402	12,702	34	1999	2006
Shelby	NC	300	10,377	—	300	10,377	10,677	29	2000	2006
Southport	NC	300	12,283	—	300	12,283	12,583	36	2005	2006
Bismarck	ND	400	5,901	—	400	5,901	6,301	14	1994	2006
Brick	NJ	1,102	2,428	—	1,102	2,428	3,530	248	1999	2002
Cape May Court House (11)	NJ	430	14,322	—	430	14,322	14,752	776	2001	2004
Deptford	NJ	655	3,430	1	655	3,431	4,086	708	1998	1998
Albuquerque	NM	440	21,937	—	440	21,937	22,377	406	1998	2006
Sparks (12)	NV	505	5,119	—	505	5,119	5,624	1,316	1991	1997
Sparks (13)	NV	714	7,278	—	714	7,278	7,992	1,637	1993	1997
Centereach	NY	6,000	15,204	860	6,000	16,064	22,064	2,095	1973	2002
Manlius (7) (14)	NY	500	10,080	48	500	10,128	10,628	660	1994	2005
Vestal	NY	750	10,394	—	750	10,394	11,144	963	1994	2004
Barberton (7)	OH	263	3,125	20	263	3,145	3,408	203	1997	2005
Englewood (7)	OH	260	2,277	25	260	2,302	2,562	146	1997	2005
Greenville	OH	215	2,311	88	215	2,399	2,614	552	1997	1997
Groveport	OH	1,080	10,516	—	1,080	10,516	11,596	88	1998	2006
Lancaster	OH	350	2,084	17	350	2,101	2,451	436	1998	1998
Lorain	OH	620	8,837	—	620	8,837	9,457	187	2000	2006
Marion (7)	OH	210	2,676	78	210	2,754	2,964	176	1998	2005
Medina	OH	500	10,198	—	500	10,198	10,698	139	1995	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Mt. Vernon	OH	760	9,952	—	760	9,952	10,712	88	2001	2006
Sharonville	OH	225	4,013	37	225	4,050	4,275	1,366	1986	1995
Springdale	OH	440	2,092	16	440	2,108	2,548	485	1997	1997
Bartlesville (7)	OK	183	2,337	83	183	2,420	2,603	154	1997	2005
Bethany (7)	OK	114	1,212	77	114	1,289	1,403	81	1994	2005
Broken Arrow	OK	178	1,445	19	178	1,464	1,642	363	1996	1997
Oklahoma	OK	1,200	15,185	—	1,200	15,185	16,385	293	1999	2006
Beaverton (7)	OR	721	5,695	—	721	5,695	6,416	304	2000	2005
Bend (7)	OR	499	3,923	—	499	3,923	4,422	209	2001	2005
Forest Grove (15)	OR	401	3,152	—	401	3,152	3,553	991	1994	1995
Gresham	OR	0	4,647	—	0	4,647	4,647	1,460	1988	1995
McMinnville (16)	OR	760	3,976	—	760	3,976	4,736	1,093	1989	1995
Troutdale (7)	OR	874	5,470	—	874	5,470	6,344	289	2000	2005
Center Square	PA	1,000	11,096	37	1,000	11,133	12,133	4,970	2001	2001
Dublin (7)	PA	310	2,533	—	310	2,533	2,843	148	1998	2005
Indiana	PA	194	2,706	—	194	2,706	2,900	387	1997	2002
South Fayette Township	PA	653	9,159	259	653	9,418	10,071	1,781	1999	1999
York	PA	413	4,501	59	413	4,560	4,973	921	1999	1999
East Greenwich	RI	1,200	8,417	108	1,200	8,525	9,725	1,486	2000	2000
Lincoln	RI	477	9,612	29	477	9,641	10,118	2,111	2000	2000
Portsmouth	RI	1,200	9,155	92	1,200	9,247	10,447	1,671	1999	1999
Providence	RI	0	16,551	—	0	16,551	16,551	1,034	2000	2004
Clinton	SC	87	2,560	—	87	2,560	2,647	798	1997	1998
Goose Creek	SC	619	2,336	—	619	2,336	2,955	334	1998	2002
Greenville	SC	613	6,397	—	613	6,397	7,010	720	2000	2002
Greenwood	SC	107	2,648	—	107	2,648	2,755	826	1997	1998
Aberdeen	SD	400	3,125	—	400	3,125	3,525	17	1991	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Aberdeen	SD	300	2,584	—	300	2,584	2,884	7	2000	2006
Rapid City	SD	300	5,574	—	300	5,574	5,874	14	1997	2006
Sioux Falls	SD	700	8,271	—	700	8,271	8,971	23	2002	2006
Bartlett	TN	870	11,489	—	870	11,489	12,359	231	1999	2006
Brentwood	TN	600	2,302	—	600	2,302	2,902	667	1995	1995
Bristol	TN	406	4,967	305	406	5,272	5,678	1,029	1999	1999
Chattanooga	TN	310	5,870	—	310	5,870	6,180	138	1999	2006
Johnson City	TN	404	5,000	285	404	5,285	5,689	968	1999	1999
Knoxville	TN	790	6,279	—	790	6,279	7,069	235	2001	2005
Murfreesboro	TN	499	5,131	90	499	5,221	5,720	986	1999	1999
Nashville	TN	960	5,688	—	960	5,688	6,648	135	1998	2006
Nashville	TN	1,000	5,835	—	1,000	5,835	6,835	137	1999	2006
Arlington	TX	3,096	4,011	—	3,096	4,011	7,107	101	1998	2006
Austin	TX	2,800	3,006	—	2,800	3,006	5,806	207	1999	2004
Austin	TX	1,360	21,486	—	1,360	21,486	22,846	398	2000	2006
Bedford	TX	470	4,474	—	470	4,474	4,944	308	1999	2004
Bedford (17)	TX	780	25,659	—	780	25,659	26,439	468	1999	2006
Conroe	TX	1,510	17,029	—	1,510	17,029	18,539	324	1997	2006
Dallas	TX	308	3,500	809	308	4,309	4,617	2,393	1981	1994
Dallas	TX	510	5,142	—	510	5,142	5,652	354	1999	2004
Denton	TX	185	1,425	33	185	1,458	1,643	362	1996	1996
El Paso	TX	400	4,107	—	400	4,107	4,507	282	2000	2004
Ennis	TX	119	1,409	26	119	1,435	1,554	358	1996	1996
Ft. Worth	TX	640	10,417	—	640	10,417	11,057	391	2001	2005
Garland	TX	890	12,312	—	890	12,312	13,202	245	1999	2006
Houston	TX	493	7,892	—	493	7,892	8,385	1,677	1998	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Houston	TX	1,235	7,194	—	1,235	7,194	8,429	1,529	1998	1998
Houston	TX	985	8,945	—	985	8,945	9,930	1,733	1999	1999
Houston	TX	1,089	7,052	—	1,089	7,052	8,141	1,366	1999	1999
Houston	TX	870	21,320	—	870	21,320	22,190	395	1999	2006
Houston	TX	850	17,033	—	850	17,033	17,883	324	1998	2006
Irving	TX	930	11,991	—	930	11,991	12,921	240	1999	2006
Kerville (7)	TX	195	2,129	88	195	2,217	2,412	141	1997	2005
Lake Jackson	TX	220	12,888	—	220	12,888	13,108	255	1998	2006
Lancaster (7)	TX	175	2,100	65	175	2,165	2,340	138	1997	2005
Lewisville	TX	770	13,274	—	770	13,274	14,044	261	1998	2006
Lubbock (18)	TX	140	6,591	—	140	6,591	6,731	377	1998	2005
Paris	TX	166	1,465	32	166	1,497	1,663	372	1996	1996
Plano	TX	510	4,067	—	510	4,067	4,577	280	1999	2004
San Antonio	TX	470	7,396	—	470	7,396	7,866	163	1999	2006
San Antonio (7)	TX	359	3,910	100	359	4,010	4,369	256	1997	2005
Temple	TX	370	12,738	—	370	12,738	13,108	242	1997	2006
Temple (7)	TX	84	2,055	34	84	2,089	2,173	136	1997	2005
Texas City	TX	550	11,060	—	550	11,060	11,610	214	1996	2006
Tyler	TX	120	5,297	—	120	5,297	5,417	364	1999	2004
Victoria	TX	330	12,122	—	330	12,122	12,452	232	1997	2006
Wharton	TX	930	8,714	—	930	8,714	9,644	175	1996	2006
Martinsville	VA	890	3,053	—	890	3,053	3,943	496	2000	2000
Salem	VA	890	10,310	—	890	10,310	11,200	29	1998	2006
Bellevue	WA	766	4,467	—	766	4,467	5,233	940	1998	1998
Longview (19)	WA	206	4,949	—	206	4,949	5,155	61	1972	2006
Longview (20)	WA	320	7,078	—	320	7,078	7,398	76	1997	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Longview (21)	WA	545	15,458	—	545	15,458	16,003	0	1989	2006
Richland	WA	172	6,052	191	172	6,243	6,415	1,945	1990	1995
Richland (22)	WA	200	7,339	—	200	7,339	7,539	447	1998	2005
Sedro Wolley	WA	340	4,480	—	340	4,480	4,820	97	1996	2006
Spokane	WA	466	4,121	—	466	4,121	4,587	540	1959	2003
Tacoma	WA	403	5,208	22	403	5,230	5,633	1,239	1997	1997
Tacoma	WA	0	6,690	—	0	6,690	6,690	605	1988	2003
Vancouver (23)	WA	238	11,475	—	238	11,475	11,713	135	1979	2006
Yakima	WA	500	5,122	39	500	5,161	5,661	1,156	1998	1998
Glendale	WI	2,185	16,391	—	2,185	16,391	18,576	4,332	1988	1997
Greenfield (24)	WI	1,500	20,540	—	1,500	20,540	22,040	1,113	1999	2004
Kenosha (7)	WI	17	615	54	17	669	686	43	1997	2005
Menomonee Falls (25)	WI	4,161	13,190	—	4,161	13,190	17,351	3,486	1989	1997
Middleton (7)	WI	155	1,866	48	155	1,914	2,069	122	1997	2005
Neenah (7)	WI	73	1,422	77	73	1,499	1,572	96	1996	2005
Oconomowoc	WI	300	3,831	—	300	3,831	4,131	410	1992	2004
Onalaska (7)	WI	62	2,303	65	62	2,368	2,430	154	1995	2005
Oshkosh (7)	WI	61	1,046	86	61	1,132	1,193	71	1996	2005
St. Francis (26)	WI	403	9,645	—	403	9,645	10,048	890	2001	2004
Sun Prairie (7)	WI	85	436	89	85	525	610	31	1994	2005
Waukesha	WI	2,272	5,790	—	2,272	5,790	8,062	1,785	1978	1997
Waukesha (27)	WI	2,765	9,411	1,827	2,765	11,238	14,003	2,934	1985	1997
Wauwatosa (28)	WI	1,541	11,483	—	1,541	11,483	13,024	379	2005	2006
West Allis (29)	WI	682	8,117	2,911	682	11,028	11,710	2,503	1996	1997
Charleston	WV	963	5,293	—	963	5,293	6,256	364	2000	2004

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities: (continued)
Hurricane	WV	705	5,418	77	705	5,495	6,200	977	1999	1999

		169,880	1,627,361	22,451	169,880	1,649,812	1,819,692	166,166

Skilled Nursing Facilities:
Benton	AR	685	4,659	9	685	4,668	5,353	1,144	1992	1998
Bryant	AR	320	4,889	16	320	4,905	5,225	1,202	1989	1998
Hot Springs	AR	54	2,321	—	54	2,321	2,375	1,354	1978	1986
Lake Village	AR	261	4,318	15	261	4,333	4,594	930	1998	1998
Monticello	AR	300	3,295	8	300	3,303	3,603	709	1995	1998
Morrilton	AR	250	3,703	7	250	3,710	3,960	910	1988	1998
Morrilton	AR	308	4,995	2	308	4,997	5,305	1,072	1996	1998
Wynne	AR	327	4,165	7	327	4,172	4,499	1,023	1990	1998
Scottsdale	AZ	650	2,790	350	650	3,140	3,790	1,523	1963	1991
Chowchilla	CA	109	1,119	—	109	1,119	1,228	539	1965	1987
Gilroy	CA	714	1,892	82	714	1,974	2,688	976	1968	1991
Orange	CA	1,141	5,059	23	1,141	5,082	6,223	1,844	1987	1992
Hartford	CT	350	4,154	2,990	350	7,144	7,494	796	1969	2001
Winsted	CT	70	3,495	991	70	4,486	4,556	655	1960	2001
Ft. Pierce	FL	125	2,758	280	125	3,038	3,163	1,935	1960	1985
Jacksonville	FL	498	2,787	140	498	2,927	3,425	996	1965	1996
Jacksonville	FL	1,503	1,760	3,382	1,503	5,142	6,645	422	1997	1997
Pensacola	FL	77	1,833	—	77	1,833	1,910	894	1962	1987
Flowery Branch	GA	562	3,180	600	562	3,780	4,342	966	1970	1997
Buhl	ID	15	777	—	15	777	792	656	1913	1986
Lasalle	IL	127	2,703	—	127	2,703	2,830	1,399	1975	1991
Litchfield	IL	30	2,689	—	30	2,689	2,719	1,390	1974	1991

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Brookville	IN	81	4,120	—	81	4,120	4,201	1,459	1987	1992
Evansville	IN	280	5,324	—	280	5,324	5,604	2,748	1968	1991
Indianapolis	IN	1,700	4,655	500	1,700	5,155	6,855	25	1968	2006
New Castle	IN	43	5,173	—	43	5,173	5,216	2,670	1972	1991
Petersburg	IN	33	2,352	—	33	2,352	2,385	1,372	1970	1986
Richmond	IN	114	2,520	—	114	2,520	2,634	1,470	1975	1986
Wabash	IN	40	2,790	—	40	2,790	2,830	1,437	1974	1991
Belleville	KS	213	1,887	—	213	1,887	2,100	865	1977	1993
Hiawatha	KS	150	788	35	150	823	973	197	1974	1998
Salina	KS	27	2,463	135	27	2,598	2,625	1,115	1981	1994
Topeka	KS	100	1,137	58	100	1,195	1,295	278	1973	1998
Wichita	KS	200	3,168	26	200	3,194	3,394	197	1965	2004
Yates Center	KS	18	705	—	18	705	723	93	1967	2002
Lexington	KY	225	4,237	—	225	4,237	4,462	484	1975	2003
Lexington	KY	250	4,373	—	250	4,373	4,623	500	1975	2003
Amesbury	MA	229	4,241	607	229	4,848	5,077	1,581	1971	1997
Andover	MA	2,000	10,177	2,137	2,000	12,314	14,314	476	1992	2006
Brighton (30)	MA	2,000	9,694	—	2,000	9,694	11,694	411	1995	2006
Chestnut Hill	MA	2,189	5,884	572	2,189	6,456	8,645	579	2001	2004
Danvers	MA	305	2,891	487	305	3,378	3,683	1,131	1969	1997
Danvers	MA	327	3,211	1,144	327	4,355	4,682	1,726	1962	1997
Danvers	MA	392	7,244	1,004	392	8,248	8,640	1,236	1998	1998
East Longmeadow	MA	700	16,462	—	700	16,462	17,162	278	1985	2006
Harwich	MA	1,802	12,126	1,254	1,802	13,380	15,182	1,226	1991	2004
Haverhill	MA	660	5,720	1,766	660	7,486	8,146	3,090	1973	1993
Kingston (9)	MA	2,000	4,890	—	2,000	4,890	6,890	605	1992	2006
Lowell	MA	2,500	3,945	3,368	2,500	7,313	9,813	231	1966	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Melrose	MA	432	4,029	531	432	4,560	4,992	1,268	1967	1998
Needham	MA	2,000	13,416	65	2,000	13,481	15,481	510	1996	2006
Reading (31)	MA	1,000	8,184	—	1,000	8,184	9,184	371	1988	2006
Saugus	MA	374	5,262	514	374	5,776	6,150	2,002	1967	1997
Sharon	MA	844	1,097	4,369	844	5,466	6,310	1,505	1963	1996
South Hadley	MA	1,000	7,250	631	1,000	7,881	8,881	361	1988	2006
Sudbury	MA	4,000	10,006	9	4,000	10,015	14,015	419	1997	2006
West Springfield	MA	580	9,432	—	580	9,432	10,012	186	1960	2006
Wilbraham	MA	1,000	4,473	—	1,000	4,473	5,473	274	1988	2006
Worcester	MA	500	12,182	317	500	12,499	12,999	484	1970	2006
Clinton	MD	400	5,017	946	400	5,963	6,363	3,020	1965	1987
Cumberland	MD	150	5,260	—	150	5,260	5,410	3,157	1968	1985
Hagerstown	MD	215	4,140	176	215	4,316	4,531	2,661	1971	1985
Kensington	MD	1,470	5,737	418	1,470	6,155	7,625	887	1954	2002
Westminster	MD	80	6,795	—	80	6,795	6,875	4,078	1973	1985
Duluth	MN	1,014	7,047	4,057	1,014	11,104	12,118	2,848	1971	1997
Hopkins	MN	436	4,184	—	436	4,184	4,620	2,656	1961	1985
Minneapolis	MN	333	5,752	1,882	333	7,634	7,967	4,236	1941	1985
Ashland	MO	670	3,281	—	670	3,281	3,951	245	1993	2005
Columbia	MO	430	5,182	—	430	5,182	5,612	382	1994	2005
Dixon	MO	330	1,892	—	330	1,892	2,222	169	1989	2005
Doniphan	MO	120	4,943	—	120	4,943	5,063	402	1991	2005
Forsyth	MO	230	5,472	—	230	5,472	5,702	431	1993	2005
Maryville	MO	51	2,689	—	51	2,689	2,740	1,614	1972	1985
Seymour	MO	200	3,120	—	200	3,120	3,320	237	1990	2005
Silex	MO	870	1,536	—	870	1,536	2,406	150	1991	2005
St. Louis	MO	1,370	1,953	—	1,370	1,953	3,323	173	1988	2005

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Straford	MO	530	4,441	—	530	4,441	4,971	342	1995	2005
Windsor	MO	350	2,969	—	350	2,969	3,319	228	1996	2005
Columbus	MS	750	3,520	197	750	3,717	4,467	870	1976	1998
Hendersonville	NC	116	2,244	—	116	2,244	2,360	1,347	1979	1985
Sparks	NV	740	3,294	355	740	3,649	4,389	1,324	1988	1991
Beacon	NY	1,000	20,710	—	1,000	20,710	21,710	636	2002	2006
Fishkill	NY	2,000	18,399	—	2,000	18,399	20,399	465	1996	2006
Highland (32)	NY	1,500	13,992	—	1,500	13,992	15,492	381	1998	2006
Boardman	OH	60	7,046	326	60	7,372	7,432	3,869	1962	1991
Columbus	OH	343	4,333	—	343	4,333	4,676	2,166	1984	1988
Galion	OH	24	3,420	93	24	3,513	3,537	1,862	1967	1991
Warren	OH	450	7,489	266	450	7,755	8,205	4,126	1967	1991
Washington Court House	OH	356	4,086	166	356	4,252	4,608	2,097	1984	1988
Sapulpa	OK	68	2,244	—	68	2,244	2,312	1,342	1970	1986
State College	PA	630	4,294	579	630	4,873	5,503	378	1966	2005
Celina	TN	150	853	8	150	861	1,011	375	1975	1993
Clarksville	TN	350	3,479	182	350	3,661	4,011	1,532	1967	1993
Decatur	TN	193	3,329	27	193	3,356	3,549	811	1981	1998
Jonesborough	TN	65	2,553	66	65	2,619	2,684	1,122	1982	1993
Madison	TN	1,120	6,415	500	1,120	6,915	8,035	1,533	1967	1998
Albany	TX	6	865	37	6	902	908	184	1978	2002
Austin	TX	360	3,726	46	360	3,772	4,132	579	1968	2002
Balch Springs	TX	64	2,135	18	64	2,153	2,217	362	1977	2002
Baytown	TX	61	1,902	187	61	2,089	2,150	894	1970	1990
Baytown	TX	90	2,388	331	90	2,719	2,809	1,117	1975	1990
Bowie	TX	127	3,205	28	127	3,233	3,360	485	1955	2002
Center	TX	22	1,424	299	22	1,723	1,745	720	1972	1990

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Clarksville	TX	4	1,583	9	4	1,592	1,596	213	1965	2002
Clarksville	TX	210	3,075	174	210	3,249	3,459	227	1989	2005
Cleburne	TX	128	1,615	32	128	1,647	1,775	314	1972	2002
Clyde	TX	10	874	34	10	908	918	165	1963	2002
Crowell	TX	2	960	7	2	967	969	131	1975	2002
Dallas	TX	64	2,644	118	64	2,762	2,826	465	1976	2002
DeSoto	TX	610	4,662	94	610	4,756	5,366	368	1987	2005
El Paso	TX	166	1,888	—	166	1,888	2,054	936	1980	1988
El Paso	TX	206	1,628	93	206	1,721	1,927	313	1975	2002
Flowery Mound	TX	488	4,873	41	488	4,914	5,402	572	1995	2002
Fort Worth	TX	230	1,993	6	230	1,999	2,229	263	1969	2002
Fort Worth	TX	201	2,460	33	201	2,493	2,694	427	1971	2002
Garland	TX	238	1,619	320	238	1,939	2,177	802	1970	1990
Gilmer	TX	248	4,818	88	248	4,906	5,154	1,081	1990	1998
Greenville	TX	95	1,680	31	95	1,711	1,806	300	1976	2002
Henderson	TX	90	1,713	120	90	1,833	1,923	326	1966	2002
Houston	TX	408	4,155	408	408	4,563	4,971	2,069	1982	1993
Houston	TX	101	1,342	5	101	1,347	1,448	179	1977	2002
Humble	TX	140	1,821	466	140	2,287	2,427	910	1972	1990
Huntsville	TX	135	1,930	140	135	2,070	2,205	897	1968	1990
Jacksonville	TX	54	2,041	33	54	2,074	2,128	360	1973	2002
Kirbyville	TX	350	2,533	—	350	2,533	2,883	72	1987	2006
Linden	TX	25	2,520	75	25	2,595	2,620	1,158	1968	1993
Lubbock	TX	633	2,064	89	633	2,153	2,786	365	1977	2002
McAllen	TX	153	1,115	35	153	1,150	1,303	208	1966	2002
McAllen	TX	171	2,850	36	171	2,886	3,057	466	1982	2002
McKinney	TX	1,263	4,797	—	1,263	4,797	6,060	1,093	1967	2000

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
McKinney	TX	756	4,737	—	756	4,737	5,493	113	2006	2006
Mesquite	TX	153	2,658	32	153	2,690	2,843	444	1974	2002
Mineral Wells	TX	52	1,635	33	52	1,668	1,720	302	1975	2002
Mount Pleasant	TX	40	2,505	158	40	2,663	2,703	1,171	1970	1993
Munday	TX	2	498	80	2	578	580	144	1967	2002
Nacogdoches	TX	135	1,104	150	135	1,254	1,389	563	1973	1990
New Boston	TX	44	2,366	74	44	2,440	2,484	1,089	1966	1993
Omaha	TX	28	1,579	92	28	1,671	1,699	736	1970	1993
Plainview	TX	550	3,679	86	550	3,765	4,315	279	1994	2005
Rosenberg	TX	112	2,013	40	112	2,053	2,165	359	1977	2002
Rusk	TX	23	1,549	34	23	1,583	1,606	278	1972	2002
San Antonio	TX	221	1,636	128	221	1,764	1,985	776	1965	1990
San Antonio	TX	0	4,536	—	0	4,536	4,536	583	1988	2002
San Antonio	TX	268	2,224	92	268	2,316	2,584	383	1975	2002
San Antonio	TX	308	2,320	399	308	2,719	3,027	434	1986	2004
Sherman	TX	67	2,075	77	67	2,152	2,219	957	1971	1993
Sulphur Springs	TX	72	1,649	28	72	1,677	1,749	323	1969	2002
Texarkana	TX	87	1,244	—	87	1,244	1,331	773	1983	1986
Texas City	TX	54	1,389	21	54	1,410	1,464	197	1973	2002
Trinity	TX	510	2,466	—	510	2,466	2,976	71	1985	2006
Vernon	TX	14	608	34	14	642	656	156	1952	2002
Waxahachie	TX	319	3,493	354	319	3,847	4,166	1,726	1976	1987
Weatherford	TX	346	2,252	33	346	2,285	2,631	373	1967	2002
Wharton	TX	380	2,596	—	380	2,596	2,976	63	1988	2006
White Settlement	TX	66	2,258	38	66	2,296	2,362	389	1969	2002
Wichita Falls	TX	51	3,041	35	51	3,076	3,127	468	1969	2002
Wichita Falls	TX	10	687	5	10	692	702	93	1965	2002

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Skilled Nursing Facilities: (continued)
Salt Lake City	UT	280	2,479	34	280	2,513	2,793	155	1972	2004
Annandale	VA	487	7,752	—	487	7,752	8,239	4,652	1963	1985
Charlottesville	VA	362	4,620	—	362	4,620	4,982	2,773	1964	1985
Petersburg	VA	93	2,215	—	93	2,215	2,308	1,329	1972	1985
Petersburg	VA	94	2,945	—	94	2,945	3,039	1,767	1976	1985
Everett	WA	830	7,045	—	830	7,045	7,875	470	1995	2004
Moses Lake	WA	304	4,307	1,326	304	5,633	5,937	1,900	1972	1994
Moses Lake	WA	164	2,385	—	164	2,385	2,549	980	1988	1994
Seattle	WA	1,223	5,752	182	1,223	5,934	7,157	1,835	1993	1994
Shelton	WA	327	4,382	300	327	4,682	5,009	1,185	1998	1998
Vancouver	WA	680	6,254	—	680	6,254	6,934	417	1991	2004
Chilton	WI	55	2,275	148	55	2,423	2,478	1,475	1963	1986
Florence	WI	15	1,529	—	15	1,529	1,544	892	1970	1986
Glendale (33)	WI	1,649	6,515	218	1,649	6,733	8,382	2,307	1993	1997
Green Bay	WI	300	2,255	—	300	2,255	2,555	1,315	1965	1986
Sheboygan	WI	348	1,697	—	348	1,697	2,045	986	1967	1986
St. Francis	WI	80	535	—	80	535	615	311	1960	1986
Waukesha	WI	2,196	13,361	2,035	2,196	15,396	17,592	4,496	1973	1997
Wisconsin Dells	WI	81	1,697	—	81	1,697	1,778	986	1972	1986
Logan	WV	100	3,006	—	100	3,006	3,106	409	1987	2004
Ravenswood	WV	250	2,986	—	250	2,986	3,236	392	1987	2004
South Charleston	WV	750	4,907	—	750	4,907	5,657	713	1987	2004
White Sulphur	WV	250	2,894	—	250	2,894	3,144	399	1987	2004
Casper	WY	930	5,816	—	930	5,816	6,746	640	1994	2004
Sheridan	WY	837	4,404	—	837	4,404	5,241	478	1989	2004

		82,454	713,667	48,374	82,454	762,041	844,495	177,873

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Continuing Care Retirement Communities:
Chandler	AZ	1,980	7,039	3,868	1,980	10,907	12,887	1,311	1992	2002
Sterling	CO	400	2,716	—	400	2,716	3,116	1,154	1979	1994
Largo	FL	910	8,258	2,875	910	11,133	12,043	3,890	1972	2002
Northborough	MA	300	2,512	11,844	300	14,356	14,656	2,103	1968	1998
Trenton	TN	174	3,004	—	174	3,004	3,178	476	1974	2000
Corpus Christi	TX	1,848	14,930	14,092	1,848	29,022	30,870	7,181	1985	1997

		5,612	38,459	32,679	5,612	71,138	76,750	16,115

Specialty Hospitals:
Scottsdale	AZ	242	5,924	195	242	6,119	6,361	2,814	1986	1988
Tucson	AZ	1,275	9,435	—	1,275	9,435	10,710	3,430	1992	1992
Orange	CA	700	3,715	—	700	3,715	4,415	396	2000	2004
Tustin	CA	1,800	33,135	—	1,800	33,135	34,935	3,120	1991	2004
Conroe	TX	900	3,772	—	900	3,772	4,672	481	1992	2004
Houston	TX	1,093	3,272	—	1,093	3,272	4,365	391	1999	2004
The Woodlands	TX	100	2,472	—	100	2,472	2,572	318	1995	2004

		6,110	61,725	195	6,110	61,920	68,030	10,950

Medical Office Buildings:
Albany (34)	GA	80	221	21	101	221	322	7	1981	2006
Augusta (34)	GA	—	900	198	198	900	1,098	38	1990	2006
Augusta (34)	GA	—	2,209	31	12	2,228	2,240	66	1977	2006
Augusta (34)	GA	587	2,449	345	911	2,470	3,381	94	1983	2006
Covington (34)	LA	—	6,025	137	11	6,151	6,162	159	1995	2006
Covington (34)	LA	—	1,146	46	35	1,157	1,192	34	1987	2006
Lafayette (34)	LA	—	972	42	32	982	1,014	29	1984	2006
Lafayette (34)	LA	—	2,190	82	30	2,242	2,272	63	1984	2006
Metarie (34)	LA	—	3,746	124	31	3,839	3,870	105	1986	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
		Land	Building and Improvements		Land	Buildings and Improvements	Total
Medical Office Buildings: (continued)
Metarie (34)	LA	—	817	91	21	887	908	29	1980	2006
Waltersboro (34)	SC	—	2,044	68	10	2,102	2,112	60	1998	2006
St. Petersburg (34)	TN	—	3,862	34	7	3,889	3,896	91	1998	2006
Brownsville (34)	TX	358	637	173	529	639	1,168	29	1995	2006
Houston (34)	TX	260	1,433	327	332	1,688	2,020	59	1982	2006
Houston (34)	TX	—	904	17	5	916	921	25	1998	2006
Mansfield (34)	TX	—	1,055	160	152	1,063	1,215	38	1998	2006
McKinney (34)	TX	—	882	258	205	935	1,140	46	1996	2006
N. Richmond Hills (34)	TX	195	273	66	256	278	534	12	1995	2006
Christianburg (34)	VA	71	652	21	92	652	744	19	1997	2006
Richmond (34)	VA	—	3,043	6	5	3,044	3,049	76	1976	2006
Richmond (34)	VA	190	259	113	272	290	562	18	1985	2006

		1,741	35,719	2,360	3,247	36,573	39,820	1,097

Grand Total		$265,797	$2,476,931	$104,553	$267,303	$2,581,484	$2,848,787	$372,201

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Real estate is security for notes payable in the aggregate of $27,634,000 at December 31, 2006.
(3)	Real estate is security for notes payable in the aggregate of $7,311,000 at December 31, 2006.
(4)	Real estate is security for notes payable in the aggregate of $6,920,000 at December 31, 2006.
(5)	Real estate is security for notes payable in the aggregate of $27,645,000 at December 31, 2006.
(6)	Real estate is security for notes payable in the aggregate of $27,006,000 at December 31, 2006.
(7)	Real estate is security for notes payable in the aggregate of $57,764,000 at December 31, 2006.
(8)	Real estate is security for notes payable in the aggregate of $5,921,000 at December 31, 2006.
(9)	Real estate is security for notes payable in the aggregate of $14,137,000 at December 31, 2006.
(10)	Real estate is security for notes payable in the aggregate of $10,632,000 at December 31, 2006.
(11)	Real estate is security for notes payable in the aggregate of $7,122,000 at December 31, 2006.
(12)	Real estate is security for notes payable in the aggregate of $2,979,000 at December 31, 2006.
(13)	Real estate is security for notes payable in the aggregate of $2,593,000 at December 31, 2006.
(14)	Real estate is security for notes payable in the aggregate of $660,000 at December 31, 2006.
(15)	Real estate is security for notes payable in the aggregate of $2,949,000 at December 31, 2006.
(16)	Real estate is security for notes payable in the aggregate of $2,989,000 at December 31, 2006.
(17)	Real estate is security for notes payable in the aggregate of $8,707,000 at December 31, 2006.
(18)	Real estate is security for notes payable in the aggregate of $3,886,000 at December 31, 2006.
(19)	Real estate is security for notes payable in the aggregate of $960,000 at December 31, 2006.
(20)	Real estate is security for notes payable in the aggregate of $1,500,000 at December 31, 2006.
(21)	Real estate is security for notes payable in the aggregate of $10,998,000 at December 31, 2006.
(22)	Real estate is security for notes payable in the aggregate of $6,267,000 at December 31, 2006.
(23)	Real estate is security for notes payable in the aggregate of $6,525,000 at December 31, 2006.
(24)	Real estate is security for notes payable in the aggregate of $9,021,000 at December 31, 2006.
(25)	Real estate is security for notes payable in the aggregate of $9,196,000 at December 31, 2006.
(26)	Real estate is security for notes payable in the aggregate of $6,000,000 at December 31, 2006.
(27)	Real estate is security for notes payable in the aggregate of $5,585,000 at December 31, 2006.
(28)	Real estate is security for notes payable in the aggregate of $6,600,000 at December 31, 2006.
(29)	Real estate is security for notes payable in the aggregate of $7,368,000 at December 31, 2006.
(30)	Real estate is security for notes payable in the aggregate of $9,132,000 at December 31, 2006.
(31)	Real estate is security for notes payable in the aggregate of $5,324,000 at December 31, 2006.
(32)	Real estate is security for notes payable in the aggregate of $10,943,000 at December 31, 2006.
(33)	Real estate is security for notes payable in the aggregate of $4,765,000 at December 31, 2006.
(34)	Real estate is security for notes payable in the aggregate of $38,371,000 at December 31, 2006.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2006

(Dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation
Balances at December 31, 2003	$1,469,165	$259,406
Acquisitions	381,989	33,029
Improvements and Construction	16,398	14,050
Sales	(14,596)	(2,719)

Balances at December 31, 2004	1,852,956	303,766

Acquisitions	256,551	44,093
Improvements and Construction	9,821	2,054
Sales and Transfers to Assets Held for Sale	(76,582)	(5,689)

Balances at December 31, 2005	2,042,746	344,224

Acquisitions	976,654	71,011
Improvements and Construction	14,426	3,186
Sales and Transfers to Assets Held for Sale	(185,039)	(46,220)

Balances at December 31, 2006	$2,848,787	$372,201

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item	9A. Controls and Procedures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Portfolio Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Nationwide Health Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nationwide Health Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Nationwide Health Properties, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Nationwide Health Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Nationwide Health Properties, Inc. and our report dated February 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 9, 2007

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required regarding executive officers is included under the caption “Executive Officers of the Company” in Item 1.

Incorporated herein by reference to the information regarding directors under the captions “Directors Standing for Election” and “Directors Continuing in Office” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Incorporated herein by reference to the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Information required regarding our Business Code of Conduct & Ethics is included under the caption “Business Code of Conduct & Ethics” in Item 1.

Incorporated herein by reference to the information under the caption “Stockholder Proposals for the 2008 Annual Meeting” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Incorporated herein by reference to the information under the caption “Audit Committee” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Incorporated herein by reference to the information under the caption “Board Composition” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation.

Incorporated herein by reference to the information under the captions “How are directors compensated?,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to the information under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Information required regarding the equity compensation plans is included under the caption “Equity Compensation Plans” in Item 5.

Item 13.	Certain Relationships and Related Transactions.

Incorporated herein by reference to the information under the captions “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Board Composition” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

Incorporated herein by reference to the information under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007, to be filed pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits

Exhibit No.	Description

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

2.1	Agreement to Merge, dated August 19, 1997, among the Company, Laureate Investments, Inc. and Laureate Properties, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated October 7, 1997, and incorporated herein by this reference.

2.2	Purchase and Sale Agreement, dated as of October 6, 2005, by and among the Company and the entities listed on Schedule 1 thereto, filed as Exhibit 2.1 to the Company’s Form 8-K dated October 6, 2005, and incorporated herein by this reference.

2.3	Agreement and Plan of Merger, dated as of March 22, 2006, by and among Nationwide Health Properties, Inc., HAL Acquisition Corp., and Hearthstone Assisted Living, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

2.4(a)	Master Transactions Agreement, dated as of March 22, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Operations, LLC, and Hearthstone Assisted Living, Inc., filed as Exhibit 2.2 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

2.4(b)	Amendment to Master Transactions Agreement, dated May 31, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Assisted Living, Inc. and Hearthstone Operations, LLC, filed as Exhibit 2.1 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

2.5(a)	Contribution Agreement, dated as of March 22, 2006, by and between Hearthstone Operations, LLC and Hearthstone Assisted Living, Inc., filed as Exhibit 2.3 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

2.5(b)	Amendment to Contribution Agreement, dated May 31, 2006, between Hearthstone Assisted Living, Inc. and Hearthstone Operations, LLC, filed as Exhibit 2.2 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

Exhibit No.	Description

2.6	Letter Agreement, dated as of March 22, 2006, by and among Hearthstone Operations, LLC, Hearthstone Assisted Living, Inc., and Nationwide Health Properties, Inc., filed as Exhibit 2.4 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

2.7	NewCo Side Letter Agreement, dated as of March 21, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Operations, LLC, and Timothy Hekker, James Wang, and Laurence Daspit, filed as Exhibit 2.5 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

2.8(a)	Master Lease Agreement, dated May 31, 2006, by and among the Company and the other entities listed on Schedule I thereto, filed as Exhibit 2.3 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

2.8(b)	First Amendment to Master Lease and Letter of Credit Agreement and Consent of Guarantor, dated June 29, 2006 by and among the Company, the entities listed on the signature pages thereto as “Tenant,” and Hearthstone Senior Services, L.P., filed as Exhibit 10.1 to the Company’s Form 8-K/A dated June 30, 2006, and incorporated herein by this reference.

3.1(a)	Restated Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-11 (No. 33-1128), effective December 19, 1985, and incorporated herein by this reference.

3.1(b)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 1989, and incorporated herein by this reference.

3.1(c)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(c) to the Company’s Registration Statement on Form S-11 (No. 33-32251), effective January 23, 1990, and incorporated herein by this reference.

3.1(d)	Articles of Amendment of Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1(d) to the Company’s Form 10-K for the year ended December 31, 1994, and incorporated herein by this reference.

3.1(e)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated September 24, 1997, filed as Exhibit 3.1 to the Company’s Form 8-K dated September 24, 1997, and incorporated herein by this reference.

3.1(f)	Articles Supplementary to the Registrant’s Amended and Restated Articles of Incorporation, dated June 30, 2004, filed as Exhibit 3.1 to the Company’s Form 8-K dated June 28, 2004, and incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Company, effective as of January 30, 2007, filed as Exhibit 3.1 to the Company’s Form 8-K dated February 5, 2007 and incorporated herein by this reference.

4.	Instruments Defining Rights of Security Holders, including Indentures.

4.1	Indenture dated as of November 16, 1992, between Nationwide Health Properties, Inc., Issuer to The Chase Manhattan Bank (National Association), Trustee, filed as Exhibit 4.1 to the Company’s Form S-3 (No. 33-54870) dated November 24, 1992, and incorporated herein by this reference.

4.2	Indenture dated as of January 12, 1996, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 33-65423) dated December 27, 1995, and incorporated herein by this reference.

4.3	Indenture dated as of August 19, 1997 between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.

Exhibit No.	Description

4.4	Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

4.5	First Supplemental Indenture dated as of May 18, 2005, between the Company and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 11, 2005, and incorporated herein by this reference.

4.6(a)	Indenture, dated July 14, 2006, between the Company and J.P. Morgan Trust Company, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.

4.6(b)	Specimen Common Stock Certificate, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-127366) dated August 9, 2005, and incorporated herein by this reference.

10.	Material Contracts.

10.1	1989 Stock Option Plan of the Company as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.2	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan. (Filed as Appendix B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on March 24, 2005 (Commission File No. 001-09028) and incorporated herein by this reference.)

10.3	The Company’s Retirement Plan for Directors as Amended and Restated April 20, 2006, filed as Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2006 and incorporated herein by this reference.

10.4(a)	Deferred Compensation Plan of the Company effective September 1, 1991, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.

10.4(b)	Amendment 2004-1 to the Company’s Deferred Compensation Plan dated June 1, 2004, filed as Exhibit 10.3(a) to the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.

10.4(c)	Amendment 2004-2 to the Company’s Deferred Compensation Plan dated December 13, 2004, filed as Exhibit 10.3(b) to the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.

10.5(a)	Amended and Restated Credit Agreement, dated as of October 20, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

10.5(b)	First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company, the Lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 20 additional banks, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 18, 2006, and incorporated herein by this reference.

10.6	Credit Agreement, dated as of May 15, 2006, by and among Nationwide Health Properties, Inc., as Borrower, the Lenders party thereto, and Chase Lincoln First Commercial Corporation, as Administrative Agent, filed as Exhibit 10.1 to the Company’s Form 8-K dated May 19, 2006, and incorporated herein by this reference.

Exhibit No.	Description

10.7	Form of Indemnity Agreement for officers and directors of the Company including R. Bruce Andrews, David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, Douglas M. Pasquale, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Abdo H. Khoury, Harold B. McKown, Don M. Pearson, John J. Sheehan, Jr., and David E. Snyder, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.

10.8	Executive Employment Security Policy as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.

10.9	Form of Change in Control Agreement with certain officers of the Company including David M. Boitano, Donald D. Bradley, Abdo H. Khoury, Harold B. McKown, John J. Sheehan Jr. and David E. Snyder, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004 and incorporated herein by this reference.

10.10	Employment agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated as of February 25, 1998, filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 1998, and incorporated herein by this reference.

10.11	Retirement and Severance Agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated April 16, 2004, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.

10.12(a)	Employment agreement entered into by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale dated as of September 30, 2003, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by this reference.

10.12(b)	First Amendment to Employment Agreement of Douglas M. Pasquale dated as of January 31, 2005, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 31, 2005, and incorporated herein by this reference.

10.13	Separation Agreement dated April 5, 2005, by and between the Company and Mark L. Desmond, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005, and incorporated herein by this reference.

10.14	Form of Restricted Stock Agreement Under the Nationwide Health Properties, Inc. 1989 Stock Option Plan as Amended and Restated April 20, 2001, filed as Exhibit 10.1 to the Company’s Form 10-Q, dated March 31, 2005, and incorporated herein by this reference.

10.15	Stock Unit Award Agreement, dated as of August 15, 2006, by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale, filed as Exhibit 10.1 to the Company’s Form 8-K dated August 21, 2006, and incorporated herein by this reference.

10.16	Form of Stock Unit Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 4, 2007, and incorporated herein by this reference.

12.	Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Company.

23.	Consents of Experts and Counsel.

23.1	Consent of Ernst & Young LLP.

31.	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.

32.	Section 1350 Certifications of CEO and CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale
President and Chief Executive Officer

Dated: February 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	February 13, 2007

/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	President, Chief Executive Officer and Director	February 13, 2007

/s/ ABDO H. KHOURY Abdo H. Khoury	Senior Vice President and Chief Financial and Portfolio Officer (Principal Financial and Accounting Officer)	February 13, 2007

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	February 13, 2007

/s/ DAVID R. BANKS David R. Banks	Director	February 13, 2007

/s/ WILLIAM K. DOYLE William K. Doyle	Director	February 13, 2007

/s/ ROBERT D. PAULSON Robert D. Paulson	Director	February 13, 2007

/s/ KEITH P. RUSSELL Keith P. Russell	Director	February 13, 2007

/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 13, 2007