Form 10-Q
period 2007-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2007-05-02
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

Common stock, $0.10 par value, outstanding at April 30, 2007: 89,245,870

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

MARCH 31, 2007

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$276,506	$267,303
Buildings and improvements	2,689,482	2,581,484

	2,965,988	2,848,787
Less accumulated depreciation	(393,748)	(372,201)

	2,572,240	2,476,586
Mortgage loans receivable, net	116,426	106,929
Investment in unconsolidated joint venture	42,529	—

	2,731,195	2,583,515
Cash and cash equivalents	15,349	14,695
Receivables, net	5,060	7,787
Assets held for sale	194	9,484
Other assets	72,793	89,333

	$2,824,591	$2,704,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$198,000	$139,000
Senior notes due 2007-2038	882,500	887,500
Notes and bonds payable	347,135	355,411
Accounts payable and accrued liabilities	75,735	77,829

Total liabilities	1,503,370	1,459,740
Minority interest	1,257	1,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.677% Series A, 900,485 shares issued and outstanding at March 31, 2007 and December 31, 2006, stated at liquidation preference of $100 per share	90,049	90,049
7.750% Series B Convertible, 1,064,500 shares issued and outstanding at March 31, 2007 and December 31, 2006, stated at liquidation preference of $100 per share	106,450	106,450
Common stock $0.10 par value; 100,000,000 shares authorized; 89,082,647 and 86,238,468 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	8,908	8,624
Capital in excess of par value	1,389,080	1,298,703
Cumulative net income	1,090,341	1,064,293
Accumulated other comprehensive income	1,177	1,231
Cumulative dividends	(1,366,041)	(1,325,541)

Total stockholders’ equity	1,319,964	1,243,809

	$2,824,591	$2,704,814

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple net lease rent	$71,579	$50,780
Medical office building rent	2,763	1,917

	74,342	52,697
Interest and other income	4,271	2,993

	78,613	55,690
Expenses:
Interest and amortization of deferred financing costs	23,822	19,228
Depreciation and amortization	22,401	15,143
General and administrative	5,617	3,797
Medical office building operating expenses	1,421	999

	53,261	39,167

Income before unconsolidated entity and minority interest	25,352	16,523
Income from unconsolidated joint venture	218	—
Minority interest in net (income) loss of consolidated joint venture	(17)	48

Income from continuing operations	25,553	16,571
Discontinued operations:
Gain on sale of facilities, net	66	7,210
Income from discontinued operations	429	4,292

	495	11,502

Net income	26,048	28,073
Preferred stock dividends	(3,791)	(3,791)

Income available to common stockholders	$22,257	$24,282

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.24	$0.19
Discontinued operations	0.01	0.17

Income available to common stockholders	$0.25	$0.36

Basic weighted average shares outstanding	88,188	68,332

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.24	$0.18
Discontinued operations	0.01	0.17

Income available to common stockholders	$0.25	$0.35

Diluted weighted average shares outstanding	88,676	68,602

Dividends paid per share	$0.41	$0.38

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Accumulated Other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2006	1,965	$196,499	86,238	$8,624	$1,298,703	$1,064,293	$1,231	$(1,325,541)	$1,243,809
Issuance of common stock	—	—	2,845	284	90,377	—	—	—	90,661
Net income	—	—	—	—	—	26,048	—	—	26,048
Other comprehensive income	—	—	—	—	—	—	(54)	—	(54)
Preferred dividends declared	—	—	—	—	—	—	—	(3,791)	(3,791)
Common dividends declared	—	—	—	—	—	—	—	(36,709)	(36,709)

Balances at March 31, 2007	1,965	$196,499	89,083	$8,908	$1,389,080	$1,090,341	$1,177	$(1,366,041)	$1,319,964

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$26,048	$28,073
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	22,401	16,244
Stock-based compensation	1,020	543
Gain on sale of facilities, net	(66)	(7,210)
Amortization of deferred financing costs	686	554
Equity in earnings from unconsolidated joint venture	(113)	—
Cash distribution from unconsolidated joint venture	243	—
Changes in operating assets and liabilities:
Receivables	2,727	(699)
Other assets	14,894	(4,150)
Accounts payable and accrued liabilities	(6,687)	6,573

Net cash provided by operating activities	61,153	39,928

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(98,108)	(146,278)
Deposit for real estate acquisitions	—	(8,000)
Proceeds from sale of real estate facilities	471	19,194
Investment in mortgage loans receivable	(804)	(692)
Principal payments on mortgage loans receivable	192	5,147
Investment in unconsolidated joint venture	(42,655)	—

Net cash used in investing activities	(140,904)	(130,629)

Cash flows from financing activities:
Borrowings under credit facility	177,000	180,000
Repayment of borrowings under credit facility	(118,000)	(69,000)
Repayments of senior unsecured debt	(5,000)	—
Issuance of notes and bonds payable	319	—
Principal payments on notes and bonds payable	(26,788)	(11,385)
Issuance of common stock, net	89,619	21,910
Contributions from minority interest	—	1,882
Distributions to minority interest	(26)	—
Dividends paid	(36,709)	(30,071)
Deferred financing costs	(10)	(241)

Net cash provided by financing activities	80,405	93,095

Increase in cash and cash equivalents	654	2,394
Cash and cash equivalents, beginning of period	14,695	10,005

Cash and cash equivalents, end of period	$15,349	$12,399

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

We primarily make our investments by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the three months ended March 31, 2007, about 95% of our revenues were derived from our leases, with the remaining 5% from our mortgage loans and other financing activities.

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

As of March 31, 2007, we had investments in 498 healthcare facilities located in 43 states, consisting of:

•	249 assisted and independent living facilities;

•	200 skilled nursing facilities;

•	11 continuing care retirement communities;

•	7 specialty hospitals;

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest;

•	7 skilled nursing facilities and 1 assisted and independent living facility owned by an unconsolidated joint venture in which we have a 25% interest; and

•	2 assets held for sale.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2007, our directly owned facilities, other than the medical office buildings, were operated by 76 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4

• Brookdale Senior Living, Inc.	98

• Emeritus Corporation	23

• Extendicare, Inc.	1

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two of our tenants each accounted for more than 10% of our revenues at March 31, 2007, as follows:

• Brookdale Senior Living, Inc.	18%

• Hearthstone Senior Services, L.P.	12%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. The results of operations for the three-month periods ending March 31, 2007 and 2006 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our majority owned and controlled joint ventures. All material intercompany accounts and transactions have been eliminated.

Investments in entities that we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting our share of the investee’s earnings or loss is included in our operating results.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including SEC Staff Accounting Bulletin No. 104 Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a deferred rent asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the deferred rent asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and defer recognition of deferred rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we may provide a reserve against the previously recognized deferred rent asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing deferred rent balance.

We recorded $937,000 of revenues in excess of cash received during the three months ended March 31, 2007 and $97,000 of cash received in excess of revenues during the three months ended March 31, 2006. There was $8,597,000 at March 31, 2007 and $7,756,000 at December 31, 2006 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the three months ended March 31, 2007 or 2006.

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” of $4,700,000 as of March 31, 2007 and $3,093,000 as of December 31, 2006. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock options granted to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Restricted stock grants are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1,020,000 for the three-month period ended March 31, 2007 and $543,000 for the three-month period ended March 31, 2006.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $21,550,000 for the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three months ended March 31, 2007 and $14,309,000 for the three months ended March 31, 2006. We allocate the purchase price of a property based on management’s estimate of its fair value between land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances, including medical office building acquisitions, we have acquired facilities subject to in-place leases. Accordingly, in those instances, we may allocate a portion of purchase prices to the value of in-place leases. The costs to execute a lease and the value of above or below market leases at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the lease to real estate amortization expense or rental revenues, as appropriate.

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

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS No. 158 were effective December 31, 2006 and were adopted at that time. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at then end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 has not had, and is not expected to have, a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective January 1, 2008. SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Real Estate Properties

As of March 31, 2007, we had direct ownership of:

•	243 assisted and independent living facilities;

•	184 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals; and

•	21 medical office buildings operated by a consolidated joint venture in which we have a 90% interest (see Note 5).

We lease our owned facilities, other than medical office buildings (see Note 5), to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases. The leases generally have initial terms of up to 21 years, and generally have two or more multiple-year renewal options. As of March 31, 2007, approximately 85% of our facilities were leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of March 31, 2007, leases covering 386 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $71,870,000. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of March 31, 2007, leases covering 321 and 205 facilities contained provisions for property tax and capital expenditure impounds, respectively. No individual property held by us is material to us as a whole.

During the three months ended March 31, 2007, we acquired five assisted and independent living facilities, two skilled nursing facilities and three continuing care retirement centers in six separate transactions for an aggregate investment of $112,230,000, including the assumption of $18,193,000 of mortgage financing.

During the three months ended March 31, 2007, we also funded $4,970,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $144,000,000.

4. Mortgage Loans Receivable

As of March 31, 2007, we held 15 mortgage loans receivable secured by 16 skilled nursing facilities, six assisted living facilities, one continuing care retirement community and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of March 31, 2007, the mortgage loans receivable had a net book value of $116,426,000 with individual outstanding principal balances ranging from $692,000 to $33,000,000 and maturities ranging from 2008 to 2024.

During the three months ended March 31, 2007, we funded one mortgage loan secured by four skilled nursing facilities we sold to the former tenant for $18,787,000 ($8,885,000 net of a deferred gain of $9,902,000).

As of March 31, 2007, we had an investment in one impaired loan with an average balance of $10,530,000. We did not recognize or receive any cash payments for interest income during the three months ended March 31, 2007. At March 31, 2007, the loan balance was $10,508,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended March 31, 2007, cash distributions of $236,000 and $26,000 were made to us and to Broe, respectively. All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

6. Investment in Unconsolidated Joint Venture

In January 2007, we entered into a definitive joint venture agreement with a state pension fund investor advised by Morgan Stanley Real Estate. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments of up to $475,000,000 with approximately 40% equity contributions and 60% debt. We may, by mutual agreement with our joint venture partner, elect to increase the total investments by an additional $500,000,000. The financial statements of the joint venture are not consolidated with our financial statements, and our investment is accounted for using the equity method.

During the three months ended March 31, 2007, the joint venture acquired seven skilled nursing facilities and one assisted and independent living facility in two states for approximately $171,000,000. The acquisitions were financed with capital contributions from our joint venture partner of $127,965,000 and capital contributions from us of $42,655,000.

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint venture. During the three months ended March 31, 2007, we earned $105,000 in management fees. At March 31, 2007, $93,000 was due to us from the joint venture.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Assets Held for Sale

During the three months ended March 31, 2007, we sold four assets held for sale for $18,787,000, and provided a mortgage loan for the same amount, partially offset by a deferred gain of $9,902,000 that will be recognized in proportion to principal payments received. We also sold one land parcel for $471,000, resulting in a gain of $66,000 included in discontinued operations. At March 31, 2007, two buildings remained in assets held for sale. At December 31, 2006, six buildings and one land parcel remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at March 31, 2007 within one year.

8. Credit Facility

At March 31, 2007, we had $198,000,000 outstanding on our $700,000,000 revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at prime (8.25% at March 31, 2007) or applicable LIBOR plus 0.85% (6.17% at March 31, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of March 31, 2007, we were in compliance with all covenants under the Credit Facility.

9. Common Stock

During 2006, we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 10,000,000 shares of our common stock from time to time through a controlled equity offering program. During the three-month period ended March 31, 2007, we sold approximately 2,603,000 shares of common stock at a weighted average price of $32.39 resulting in net proceeds of approximately $82,853,000 after underwriting fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2007 was 2%. During the three months ended March 31, 2007, we issued approximately 218,000 shares of common stock resulting in net proceeds of approximately $6,787,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options and other share-settled compensation plans. The dilutive effect of stock options and other share-settled compensation plans is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The calculation below excludes the Series B Convertible Preferred stock which is not dilutive for any period presented and 110,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2006. There are no stock options with option prices that would not be dilutive for the three months ended March 31, 2007. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended March 31,
	2007		2006
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$25,553		$16,571
Less: Preferred stock dividends	(3,791)		(3,791)

Amounts used to calculate Basic EPS	21,762	88,188	12,780	68,332
Effect of dilutive securities:
Stock options	—	244	—	117
Other share-settled compensation plans	—	244	—	153

Amounts used to calculate Diluted EPS	$21,762	88,676	$12,780	68,602

11. Pension Plan

During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005 and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the plan. There was no service cost for the plan for the three months ended March 31, 2007 or the three months ended March 31, 2006. The interest cost for the plan was $22,000 for the three months ended March 31, 2007 and March 31, 2006. We made $19,000 of contributions to the plan for the three months ended March 31, 2007 and $25,000 for the three months ended March 31, 2006, and we expect to make $50,000 of contributions during the remainder of 2007.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 7 for more detail regarding the facilities sold and classified as held for sale during 2007. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Three months ended March 31,
	2007	2006
	(In thousands)
Revenues	$433	$5,436
Expenses:
Depreciation and amortization	—	1,101
General and administrative	4	43

	4	1,144

Income from discontinued operations	$429	$4,292

13. Derivatives

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 11, 2006 issuance of $350,000,000 (upsized from $250,000,000) of notes. We recorded these Treasury lock agreements on our balance sheets at their estimated fair value of $1,576,000 at June 30, 2006.

Our Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250,000,000 of the $350,000,000 of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty made payments to us of $1,204,000. The settlement amounts are being amortized over the life of the debt as a yield reduction.

14. Comprehensive Income

In connection with the settlement of the Treasury lock agreements on July 11, 2006, we recognized a gain of $1,204,000. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350,000,000 of notes as a yield reduction. During the three months ended March 31, 2007, we recorded $54,000 of amortization and expect to record $164,000 of amortization during the remainder of 2007.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended March 31,
	2007	2006
	(In thousands)
Net income	$26,048	$28,073
Other comprehensive income:
Amortization of gain on Treasury lock agreements	(54)	—

Total comprehensive income	$25,994	$28,073

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. Adoption of this provision of SFAS No. 158 in 2006 resulted in the recognition of $130,000 of other comprehensive income related to the change in the funded status of our defined benefit pension plan. No changes in the funded status of the plan occurred during the three months ended March 31, 2007.

15. Income Taxes

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48. The taxable periods ending December 31, 2003 through December 31, 2006 remain open to examination by the Internal Revenue Service and the tax authorities of the significant jurisdictions in which we do business.

16. Litigation

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

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is still in the process of discovery and motion practice, it is not possible to predict the ultimate outcome of these claims.

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with accounting principles generally accepted in the United States, including SEC Staff Accounting Bulletin No. 104 Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a deferred rent asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the deferred rent asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and defer recognition of deferred rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we may provide a reserve against the previously recognized deferred rent asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing deferred rent balance.

We recorded $937,000 of revenues in excess of cash received during the three months ended March 31, 2007 and $97,000 of cash received in excess of revenues during the three months ended March 31, 2006. There is $8,597,000 at March 31, 2007 and $7,756,000 at December 31, 2006, of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on the balance sheet. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows from a long-lived asset is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. There were no asset impairment charges recognized during the three months ended March 31, 2007 or the three months ended March 31, 2006.

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

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through comprehensive income in the year in which they occur. These provisions of SFAS No. 158 were effective December 31, 2006 and were adopted at that time. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 has not had, and is not expected to have, a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective January 1, 2008. SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We adopted the provisions of FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48.

Operating Results

Three-Month Period Ended March 31, 2007 vs. Three-Month Period Ended March 31, 2006

Triple-net lease rental income increased $20,799,000, or 41%, in 2007 as compared to 2006. The increase was primarily due to rental income from 10 facilities acquired in 2007, 84 facilities acquired during 2006 and rent increases of approximately $1,600,000. Medical office building rent was generated by the medical office buildings we acquired through our joint venture with The Broe Companies (“Broe”) during the first quarter of 2006 and increased $846,000, or 44%, in 2007 as compared to 2006. The increase was primarily due to recognizing a full quarter of rent in 2007 as compared to a partial quarter in 2006. Interest and other income increased $1,278,000, or 43%, in 2007 as compared to 2006. The increase was primarily due to one loan funded during 2007, five loans funded during 2006 and commitment fees included in other income, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $4,594,000, or 24%, in 2007 as compared to 2006. The increase was primarily due to increased borrowings to fund acquisitions in 2007 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $18,193,000 of secured debt during 2007 and $134,529,000 during 2006, offset in part by debt repayments. Depreciation and amortization increased $7,258,000, or 48%, over 2006. The increase was primarily due to the acquisition of 10 facilities in 2007 and 84 facilities during 2006, as well as the amortization of lease related intangible assets in the medical office building joint venture. General and administrative expenses increased $1,820,000, or 48%, over 2006. The increase was primarily due to the amortization of restricted stock grants and increases in other general corporate expenses. Medical office building operating expenses relate to the operations of the medical office building portfolio that was acquired during the first quarter of 2006 and increased $422,000, or 42%, over 2006. The increase was primarily due to recognizing a full quarter of expenses in 2007 as compared to a partial quarter in 2006. The medical office buildings are not triple-net leased like the rest of our portfolio.

Income from unconsolidated joint venture represents our share of the income generated by our joint venture with a state pension fund investor advised by Morgan Stanley Real Estate and our management fee calculated as a percentage of the equity investment in the joint venture. The joint venture made its first investments in March 2007. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Discontinued operations income decreased $11,007,000 versus 2006. Discontinued operations income of $495,000 for the three months ended March 31, 2007 was comprised of rent revenue of $433,000 and gain on sale of $66,000, partially offset by general and administrative expenses of $4,000. Discontinued operations income of $11,502,000 for the three months ended March 31, 2006 was comprised of gains on sale of $7,210,000 and rent revenue of $5,436,000, partially offset by depreciation of $1,101,000 and general and administrative expenses of $43,000. The difference in the composition of discontinued operations income (excluding the gains) was primarily caused by the fact that income from facilities sold during 2006 and 2007 is included in discontinued operations in 2006 while only income from facilities sold in 2007 is included in discontinued operations in 2007. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations.

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of March 31, 2007, we had leases on four facilities expiring in 2007. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $54,000,000 during the remainder of 2007. We expect to make additional acquisitions during 2007, although we cannot predict the quantity and timing of any such acquisitions. As we make additional investments in facilities, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset any revenue increases and could reduce revenues.

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

During the three months ended March 31, 2007, cash distributions of $236,000 and $26,000 were made to us and to Broe, respectively.

Investment in Unconsolidated Joint Venture

In January 2007, we entered into a definitive joint venture agreement with a state pension fund investor advised by Morgan Stanley Real Estate. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments of up to $475,000,000 with approximately 40% equity contributions and 60% debt. We may, by mutual agreement with our joint venture partner, elect to increase the total investments by an additional $500,000,000. The financial statements of the joint venture are not consolidated with our financial statements, and our investment is accounted for using the equity method.

During the three months ended March 31, 2007, the joint venture acquired seven skilled nursing facilities and one assisted and independent living facility in two states for approximately $171,000,000. The acquisitions were financed with capital contributions from our joint venture partner of $127,965,000 and capital contributions from us of $42,655,000.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2007 increased $21,225,000, or 53%, as compared to the same period in 2006. This was primarily due to revenue increases from our owned facilities and mortgage loans as a result of acquisitions and funding of mortgage loans during 2007 and 2006, as well as the collection of certain amounts included in the caption “Other assets”, offset in part by increased interest and general and administrative expenses. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the three months ended March 31, 2007, we acquired five assisted and independent living facilities, two skilled nursing facilities and three continuing care retirement centers in six separate transactions for an aggregate investment of $112,230,000, including the assumption of $18,193,000 of mortgage financing. We also funded $4,970,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities. The acquisitions, expansions, construction and capital improvements were funded by borrowings on our unsecured revolving credit facility and by cash on hand. At March 31, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $144,000,000.

During the three months ended March 31, 2007, we also acquired seven skilled nursing facilities and one assisted and independent living facility through our unconsolidated joint venture with a state pension fund investor advised by Morgan Stanley Real Estate for approximately $171,000,000. The acquisitions were financed with capital contributions from our joint venture partner of $127,965,000 and capital contributions from us of $42,655,000.

During the three months ended March 31, 2007, we sold four assets held for sale for $18,787,000, and provided a mortgage loan for the same amount, partially offset by a deferred gain of $9,902,000 that will be recognized in proportion to principal payments received. We also sold one land parcel for $471,000, resulting in a gain of $66,000 included in discontinued operations.

Financing Activities

At March 31, 2007, we had $502,000,000 available under our $700,000,000 revolving senior unsecured credit facility (“Credit Facility”) compared to $561,000,000 at December 31, 2006. The decrease was primarily due to the acquisitions described above, offset in part by the issuance of common stock discussed below. At our option, borrowings under the Credit Facility bear interest at prime (8.25% at March 31, 2007) or applicable LIBOR plus 0.85% (6.17% at March 31, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

During the three-month period ended March 31, 2007, we prepaid $25,353,000 of fixed rate secured debt that bore interest at a weighted average rate of 6.77%. The prepayments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. We currently have $12,000,000 of notes maturing in June 2007. There are also $55,000,000 of notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of specified years, including October 1, 2007. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statements discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our credit ratings at March 31, 2007 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

During 2006 we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 10,000,000 shares of our common stock from time to time through a controlled equity offering program. During the three-month period ended March 31, 2007, we sold approximately 2,603,000 shares of common stock at a weighted average price of $32.39 resulting in net proceeds of approximately $82,853,000 after underwriting fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2007 was 2%. During the three months ended March 31, 2007, we issued approximately 218,000 shares of common stock resulting in net proceeds of approximately $6,787,000.

At March 31, 2007, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue up to $408,965,000 of securities including debt, convertible debt, common and preferred stock. In addition, at March 31, 2007, we had approximately 2,873,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan. We anticipate filing a new shelf registration statement for up to $1.5 billion of securities including debt, convertible debt, common and preferred stock and rolling over any unused amounts of securities in our current shelf registration statement into the new registration statement.

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

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance of $502,000,000 on our $700,000,000 Credit Facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.” In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of the $350,000,000 of notes issued in July 2006 as described in Note 13 to our consolidated financial statements.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our tenants to repay deferred rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Part II Item 1A and in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This market risk exposure discussion is an update of material changes to the Item 7a. “Quantitative and Qualitative Disclosures About Market Risk” discussion included in our Annual Report on Form 10-K for the year ended December 31, 2006 and should be read in conjunction with that discussion. Readers are cautioned that many of the statements contained in this “Quantitative and Qualitative Disclosures About Market Risk” discussion are forward-looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

During the three months ended March 31, 2007, the borrowings under our unsecured revolving Credit Facility have increased from $139,000,000 to $198,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt other than the housing revenue bonds described above, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2007 of $1,940,000.

Increases in interest rates during 2007 resulted in an increase in interest expense related to our Credit Facility. Any future interest rate increases will further increase the cost of borrowings on our Credit Facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

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

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the litigation is still in the process of discovery and motion practice, it is not possible to predict the ultimate outcome of these claims.

Item 1A.	Risk Factors

Part II Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of known risks facing us. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our 2006 Form 10-K. The categorization of risks set forth in our 2006 Form 10-K and below is meant to help you better understand the risks facing us and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed in our 2006 Form 10-K and below may, and likely will, adversely affect many aspects of our business.

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

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock. Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of March 31, 2007, 900,485 shares of our Series A cumulative preferred step-up REIT securities and 1,064,500 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the Securities and Exchange Commission and shareholder reporting services, as of December 31, 2006, three of our stockholders owned over 5% of our common stock, for a total of approximately 26.5% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Item 6.	Exhibits

Exhibit 3.1*	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.1	Form of Stock Appreciation Rights Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.

Exhibit 10.2	Form of Performance Share Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.

Exhibit 10.3*	Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Abdo H. Khoury, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.4*	Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Donald D. Bradley, filed as Exhibit 10.2 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.5*	Amended and Restated Employment Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.6*	Form of Change in Control Agreement with certain officers of the Company, including Abdo H. Khoury, Donald D. Bradley and David E. Snyder, filed as Exhibit 10.4 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

Exhibit 99	Form of Sales Agreement by and between Nationwide Health Properties, Inc. and Cantor Fitzgerald & Co.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2007	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/S/ ABDO H. KHOURY
Abdo H. Khoury Senior Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer)