Form 10-Q
period 2007-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2007-08-01
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

Common stock, $0.10 par value, outstanding at July 25, 2007: 90,961,423

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

JUNE 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$292,338	$267,303
Buildings and improvements	2,744,528	2,581,484

	3,036,866	2,848,787
Less accumulated depreciation	(401,295)	(372,201)

	2,635,571	2,476,586
Mortgage loans receivable, net	135,437	106,929
Investment in unconsolidated joint venture	26,189	—

	2,797,197	2,583,515
Cash and cash equivalents	12,892	14,695
Receivables, net	9,081	7,787
Assets held for sale	194	9,484
Other assets	98,054	89,333

	$2,917,418	$2,704,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$210,000	$139,000
Senior notes due 2008-2038	866,500	887,500
Notes and bonds payable	333,305	355,411
Accounts payable and accrued liabilities	81,457	77,829

Total liabilities	1,491,262	1,459,740
Minority interest	1,230	1,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.677% Series A, 900,485 shares issued and outstanding at June 30, 2007 and December 31, 2006, stated at liquidation preference of $100 per share	90,049	90,049
7.750% Series B Convertible, 1,064,450 and 1,064,500 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, stated at liquidation preference of $100 per share	106,445	106,450
Common stock $0.10 par value; 200,000,000 shares authorized; 90,961,423 and 86,238,468 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	9,096	8,624
Capital in excess of par value	1,447,225	1,298,703
Cumulative net income	1,177,773	1,064,293
Accumulated other comprehensive income	1,124	1,231
Cumulative dividends	(1,406,786)	(1,325,541)

Total stockholders’ equity	1,424,926	1,243,809

	$2,917,418	$2,704,814

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple net lease rent	$72,977	$53,978	$141,853	$102,091
Operating rent	2,810	2,506	5,573	4,423

	75,787	56,484	147,426	106,514
Interest and other income	5,008	2,844	9,279	5,806

	80,795	59,328	156,705	112,320
Expenses:
Interest and amortization of deferred financing costs	26,275	21,374	50,097	40,602
Depreciation and amortization	23,750	16,831	45,457	31,288
General and administrative	5,797	3,857	11,414	7,655
Medical office building operating expenses	1,785	1,383	3,206	2,382

	57,607	43,445	110,174	81,927

Income before minority interest and unconsolidated joint venture	23,188	15,883	46,531	30,393
Minority interest in net loss of consolidated joint ventures	81	79	63	127
Income from unconsolidated joint venture	477	—	695	—
Gain on sale of facilities to unconsolidated joint venture, net	599	—	599	—

Income from continuing operations	24,345	15,962	47,888	30,520

Discontinued operations:
Gain on sale of facilities, net	61,180	1,616	61,246	8,826
Income from discontinued operations	1,908	5,451	4,346	11,756

	63,088	7,067	65,592	20,582

Net income	87,433	23,029	113,480	51,102
Preferred stock dividends	(3,791)	(3,790)	(7,581)	(7,581)

Income available to common stockholders	$83,642	$19,239	$105,899	$43,521

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.23	$0.16	$0.45	$0.32
Discontinued operations	0.70	0.10	0.74	0.29

Income available to common stockholders	$0.93	$0.26	$1.19	$0.61

Basic weighted average shares outstanding	89,761	74,719	88,979	71,543

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.23	$0.16	$0.45	$0.32
Discontinued operations	0.70	0.10	0.73	0.29

Income available to common stockholders	$0.93	$0.26	$1.18	$0.61

Diluted weighted average shares outstanding	90,222	75,108	89,454	71,873

Dividends paid per share	$0.41	$0.38	$0.82	$0.76

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Accumulated other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2006	1,965	$196,499	86,238	$8,624	$1,298,703	$1,064,293	$1,231	$(1,325,541)	$1,243,809
Issuance of common stock	—	—	4,723	472	148,522	—	—	—	148,994
Conversion of preferred stock	—	(5)	—	—	—	—	—	—	(5)
Net income	—	—	—	—	—	113,480	—	—	113,480
Other comprehensive income	—	—	—	—	—	—	(107)	—	(107)
Preferred dividends declared	—	—	—	—	—	—	—	(7,581)	(7,581)
Common dividends declared	—	—	—	—	—	—	—	(73,664)	(73,664)

Balances at June 30, 2007	1,965	$196,494	90,961	$9,096	$1,447,225	$1,177,773	$1,124	$(1,406,786)	$1,424,926

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$113,480	$51,102
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,794	34,816
Stock-based compensation	2,238	1,194
Gain on sale of facilities, net	(61,845)	(8,826)
Impairment of assets	—	83
Amortization of deferred financing costs	1,275	1,391
Mortgage loan premium amortization	191	—
Equity in earnings from unconsolidated joint venture	(239)	—
Distributions from unconsolidated joint venture	814	—
Minority interest in net loss of consolidated joint ventures	(63)	—
Changes in operating assets and liabilities:
Receivables	(1,294)	(896)
Other assets	19,496	(6,460)
Accounts payable and accrued liabilities	(1,082)	7,551

Net cash provided by operating activities	119,765	79,955

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(284,430)	(611,811)
Proceeds from sale of real estate facilities	140,364	21,421
Investment in mortgage and other loans receivable	(47,935)	(3,974)
Principal payments on mortgage loans receivable	426	5,281
Contributions to unconsolidated joint venture	(46,758)	—
Distributions from unconsolidated joint venture	25,325	—

Net cash used in investing activities	(213,008)	(589,083)

Cash flows from financing activities:
Borrowings under credit facility	435,000	474,000
Repayment of borrowings under credit facility	(364,000)	(349,000)
Borrowings under bridge facility	—	200,000
Repayments of senior unsecured debt	(21,000)	—
Issuance of notes and bonds payable	650	31,395
Principal payments on notes and bonds payable	(28,174)	(27,495)
Issuance of common stock, net	146,673	251,083
Contributions from minority interest	110	1,902
Distributions to minority interest	(53)	(55)
Dividends paid	(77,454)	(62,480)
Deferred financing costs	(312)	(1,064)

Net cash provided by financing activities	91,440	518,286

(Decrease) increase in cash and cash equivalents	(1,803)	9,158
Cash and cash equivalents, beginning of period	14,695	10,005

Cash and cash equivalents, end of period	$12,892	$19,163

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the six months ended June 30, 2007, about 94% of our revenues were derived from our leases, with the remaining 6% from our mortgage loans and other financing activities.

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

As of June 30, 2007, we had investments in 519 healthcare facilities located in 43 states, consisting of:

Consolidated facilities:

•	282 assisted and independent living facilities;

•	180 skilled nursing facilities;

•	11 continuing care retirement communities;

•	7 specialty hospitals;

•	24 medical office buildings, 23 of which are operated by consolidated joint ventures (see Note 5); and

•	2 assets held for sale.

Unconsolidated facilities:

•	7 skilled nursing facilities; and

•	6 assisted and independent living facilities.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2007, our directly owned facilities, other than the non “triple-net” medical office buildings, were leased and operated by 88 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4

• Brookdale Senior Living, Inc.	102

• Emeritus Corporation	23

• Extendicare, Inc.	1

• Genesis Healthcare	4

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two of our tenants each accounted for more than 10% of our revenues at June 30, 2007, as follows:

• Brookdale Senior Living, Inc.	18%

• Hearthstone Senior Services, L.P.	12%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. The results of operations for the three-month and six-month periods ending June 30, 2007 and 2006 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our majority owned and controlled joint ventures in accordance with GAAP, including Financial Accounting Standards Board (FASB) Interpretation No. 46R Consolidation of Variable Interest Entities and Emerging Issues Task Force Issue 04-5 Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sold General Partner and the Limited Partners Have Certain Rights. All material intercompany accounts and transactions have been eliminated.

Investments in entities that we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our operating results.

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

We recorded $1,698,000 of revenues in excess of cash received during the six months ended June 30, 2007 and $5,000 of revenues in excess of cash received during the six months ended June 30, 2006. There was $9,263,000 at June 30, 2007 and $7,756,000 at December 31, 2006 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66 Accounting for Sales of Real Estate. In accordance with SFAS No. 144, gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations. All other gains are included in discontinued operations.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the six months ended June 30, 2007. During the six months ended June 30, 2006, we recorded impairment charges of $83,000.

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $4,959,000 as of June 30, 2007 and $3,093,000 as of December 31, 2006. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1,218,000 and $2,238,000 for the three-month and six-month periods ended June 30, 2007, respectively, and $651,000 and $1,194,000 for the three-month and six-month periods ended June 30, 2006, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $22,940,000 and $43,799,000 for the three and six months ended June 30, 2007, respectively, and $15,769,000 and $29,394,000 for the three and six months ended June 30, 2006, respectively. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances, including medical office building acquisitions, we have acquired facilities subject to in-place leases. Accordingly, in those instances, we may allocate a portion of the purchase price to the value of in-place leases. The costs to execute a lease and the value of above or below market leases at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the lease to real estate amortization expense or rental revenues, as appropriate.

Derivatives

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We endeavor to limit these risks by following established risk management policies, procedures and strategies, including, on occasion, the use of financial instruments. We do not use financial instruments for trading or speculative purposes.

Financial instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of financial instruments are recognized currently in earnings, unless the financial instrument meets the criteria for hedge accounting contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS No. 133). If the financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective January 1, 2008. SFAS No. 157 is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through other comprehensive income in the year in which they occur. These provisions of SFAS No. 158 were effective December 31, 2006 and were adopted at that time. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at then end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 has not had, and is not expected to have, a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

3. Real Estate Properties

As of June 30, 2007, we had direct ownership of:

•	269 assisted and independent living facilities;

•	161 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals; and

•	24 medical office buildings, 23 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases. The leases generally have initial terms of up to 21 years and generally have two or more multiple-year renewal options. As of June 30, 2007, approximately 84% of our facilities were leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of June 30, 2007, leases covering 394 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $74,582,000. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of June 30, 2007, leases covering 296 and 188 facilities contained provisions for property tax and capital expenditure impounds, respectively. We generally lease medical office buildings to multiple tenants under separate non “triple-net” leases where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). No individual property owned by us is material to us as a whole.

During the six months ended June 30, 2007, we acquired 35 assisted and independent living facilities, 16 skilled nursing facilities, three continuing care retirement centers and one triple-net leased medical office building in 12 separate transactions for an aggregate investment of $293,604,000, including the assumption of $25,289,000 of mortgage financing.

During the six months ended June 30, 2007, we also funded $9,407,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $141,000,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 1, 2007, we sold four assisted and independent living facilities to the unconsolidated joint venture we have with a state pension fund investor for $20,807,000, of which we received net cash proceeds of $15,476,000 ($5,331,000 representing our retained ownership interest in the joint venture). The related leases were transferred to the joint venture (see Note 6). The sale resulted in a gain of $798,000, of which $599,000 ($199,000 representing our retained ownership interest in the joint venture was deferred) is included in gain on sale of facilities to unconsolidated joint venture in continuing operations.

During the six months ended June 30, 2007, we sold one skilled nursing facility, not previously transferred to assets held for sale, to the tenant of the facility pursuant to a purchase option for net cash proceeds of $3,750,000. The sale resulted in a gain of $1,048,000 that is included in gain on sale of facilities in discontinued operations.

On June 29, 2007, we sold 36 skilled nursing facilities to Complete Care Services, Inc., the tenant of the facilities, for net cash proceeds of $120,667,000 (net of closing costs and $4,026,000 which is included in the caption “Receivables” on our balance sheets). The proceeds from this transaction were used to repay amounts outstanding under our Credit Facility. This transaction resulted in a gain of $60,132,000 that is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

As of June 30, 2007, we held 19 mortgage loans receivable secured by 19 skilled nursing facilities, 13 assisted and independent living facilities, one continuing care retirement community and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of June 30, 2007, the mortgage loans receivable had a net book value of $135,437,000 with individual outstanding principal balances ranging from $692,000 to $33,000,000 and maturities ranging from 2008 to 2024.

During the six months ended June 30, 2007, we funded one mortgage loan secured by four skilled nursing facilities we sold to the former tenant for $18,787,000 ($8,885,000 net of a deferred gain of $9,902,000) and acquired four mortgage loans secured by seven assisted and independent living facilities and three skilled nursing facilities totaling $19,100,000 (including a premium of $428,000). In connection with the acquisition of the four mortgage loans, we acquired $27,695,000 of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded $1,140,000 on existing mortgage loans.

As of June 30, 2007, we had an investment in one impaired loan with an average balance of $10,507,000. During the three and six months ended June 30, 2007, we recognized and received cash payments for interest income totaling $268,000 and $268,000, respectively. At June 30, 2007, the loan balance was $10,461,000.

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

5. Medical Office Building Joint Ventures

In December 2005, we entered into a joint venture with The Broe Companies (“Broe”) entitled NHP/Broe, LLC (“Broe I”) to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds a 10% equity interest. Broe is the managing member of Broe I, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by this joint venture prior to 2006.

For the first 36 months of the Broe I joint venture, we will receive 100% of the cash distributions from the joint venture until we have received a cumulative annual return of 8.5%, at which point Broe will receive 100% of the cash distributions until it has received a cumulative annual return of 8.5%. If we have not received a cumulative annual return of 8.5% after the first 36 months, distributions will go to the members in accordance with their ownership percentages until such time as each member earns a cumulative annual return of 8.5%. Then distributions will be made 65% to us and 35% to Broe until we have achieved a cumulative annual return of 10.5%. Thereafter, distributions will be made 50% to each party.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 30, 2007, cash distributions from the Broe I joint venture of $481,000 and $53,000 were made to us and to Broe, respectively. All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.

On February 5, 2007, we entered into a second joint venture with Broe entitled NHP/Broe II, LLC (“Broe II”) to invest in medical office buildings. We hold a 95% equity interest in the venture and Broe holds a 5% equity interest. Broe is the managing member of Broe II, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies.

Cash distributions from the Broe II joint venture will be made 95% to us and 5% to Broe until we have received a cumulative annual return of 8.5%, at which point distributions will be made 80% to us and 20% to Broe until we have achieved a cumulative annual return of 10.5%. Then distributions will be made 75% to us and 25% to Broe until we have achieved a cumulative annual return of 12.0%. Thereafter, distributions will be made 70% to us and 30% to Broe.

During the six months ended June 30, 2007, the Broe II joint venture acquired two medical office buildings located in one state. The purchase price totaled $7,897,000, of which $6,678,000 was allocated to real estate with the remaining $1,219,000 allocated to other assets and liabilities. The acquisition was financed with a bridge loan from us of $5,700,000, and capital contributions of $2,087,000 and $110,000, from us and Broe, respectively.

During the six months ended June 30, 2007, there were no cash distributions from the Broe II joint venture. All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

6. Investment in Unconsolidated Joint Venture

In January 2007, we entered into a joint venture with a state pension fund investor. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments of up to $475,000,000 with approximately 40% equity contributions and 60% debt. We may, by mutual agreement with our joint venture partner, elect to increase the total investments by an additional $500,000,000. The financial statements of the joint venture are not consolidated in our financial statements as our joint venture partner has substantive participating rights, and our investment is accounted for using the equity method.

During the six months ended June 30, 2007, the joint venture acquired seven skilled nursing facilities and six assisted and independent living facilities located in three states for approximately $228,000,000. The acquisitions were initially financed by the assumption of $19,848,000 of mortgage financing, capital contributions from our joint venture partner of approximately $156,000,000 and capital contributions from us of approximately $52,000,000. The joint venture subsequently placed approximately $102,000,000 of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $80,000,000 and $27,000,000 for our joint venture partner and us, respectively. Four of the assisted and independent living facilities were acquired by the joint venture from us, and the related leases were transferred to the joint venture (see Note 3).

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint venture. During the three months and six months ended June 30, 2007, we earned management fees of $351,000 and $456,000, respectively.

7. Assets Held for Sale

During the six months ended June 30, 2007, we sold four assets held for sale for $18,787,000, and provided a mortgage loan for the same amount, partially offset by a deferred gain of $9,902,000 that will be recognized in proportion to principal payments received. We also sold one land parcel for $471,000, resulting in a gain of $66,000 included in discontinued operations. At June 30, 2007, two buildings remained in assets held for sale. At December 31, 2006, six buildings and one land parcel remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at June 30, 2007 within one year.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Credit Facility

At June 30, 2007, we had $210,000,000 outstanding on our $700,000,000 revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at prime (8.25% at June 30, 2007) or applicable LIBOR plus 0.85% (6.23% at June 30, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of June 30, 2007, we were in compliance with all covenants under the Credit Facility.

9. Common Stock

During 2006 and 2007, we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 15,000,000 shares of our common stock from time to time through a controlled equity offering program. During the six-month period ended June 30, 2007, we sold approximately 4,305,000 shares of common stock at a weighted average price of $31.78 resulting in net proceeds of approximately $134,708,000 after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2007 was 2%. During the six months ended June 30, 2007, we issued approximately 383,000 shares of common stock resulting in net proceeds of approximately $11,775,000.

10. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options and other share-settled compensation plans. The dilutive effect of stock options and other share-settled compensation plans is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The calculation below excludes the Series B Convertible Preferred stock which is not dilutive for any period presented and 220,000 and 110,000 stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2006, respectively. There are no stock options with option prices that would not be dilutive for the three months and six months ended June 30, 2007. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended June 30,
	2007		2006
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$24,345		$15,962
Less: Preferred stock dividends	(3,791)		(3,790)

Amounts used to calculate Basic EPS	20,554	89,761	12,172	74,719
Effect of dilutive securities:
Stock options	—	220	—	85
Other share-settled compensation plans	—	241	—	158
Forward equity shares	—	—	—	146

Amounts used to calculate Diluted EPS	$20,554	90,222	$12,172	75,108

	Six months ended June 30,
	2007		2006
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$47,888		$30,520
Less: Preferred stock dividends	(7,581)		(7,581)

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30,
	2007		2006
	Income	Shares	Income	Shares
	(In thousands)
Amounts used to calculate Basic EPS	40,307	88,979	22,939	71,543
Effect of dilutive securities:
Stock options	—	232	—	101
Other share-settled compensation plans	—	243	—	156
Forward equity shares	—	—	—	73

Amounts used to calculate Diluted EPS	$40,307	89,454	$22,939	71,873

11. Impairment of Assets

No impairment charges were recognized during the six months ended June 30, 2007.

During the six months ended June 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their individual estimated fair values less costs to sell.

12. Pension Plan

During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the six months ended June 30, 2007 or the six months ended June 30, 2006. The interest cost for the plan was $44,000 for each of the six months ended June 30, 2007 and June 30, 2006. We made $38,000 of contributions to the plan for the six months ended June 30, 2007 and $44,000 for the six months ended June 30, 2006, and we expect to make $31,000 of contributions during the remainder of 2007.

13. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations unless we have a continuing interest in the assets, as in a sale to a joint venture. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. See Note 7 for more detail regarding the facilities sold and classified as held for sale during 2007. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues	$2,553	$7,282	$5,689	$15,416
Expenses:
Depreciation and amortization	643	1,741	1,337	3,528
General and administrative	2	7	6	49
Impairment of assets	—	83	—	83

	645	1,831	1,343	3,660

Income from discontinued operations	$1,908	$5,451	$4,346	$11,756

14. Derivatives

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 11, 2006 issuance of $350,000,000 (upsized from $250,000,000) of notes. We recorded these Treasury lock agreements on our balance sheets at their estimated fair value of $1,576,000 at June 30, 2006.

Our Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250,000,000 of the $350,000,000 of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1,204,000. The settlement amounts are being amortized over the life of the debt as a yield reduction.

15. Comprehensive Income

We recorded the Treasury lock agreements on our balance sheets at their estimated fair value of $1,576,000 at June 30, 2006. In connection with the settlement of the Treasury lock agreements on July 11, 2006, we recognized a gain of $1,204,000. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350,000,000 of notes as a yield reduction. During the three months and six months ended June 30, 2007, we recorded $53,000 and $107,000 of amortization, respectively and expect to record $110,000 of amortization during the remainder of 2007.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$87,433	$23,029	$113,480	$51,102
Other comprehensive income:
Gain on Treasury lock agreements	—	1,576	—	1,576
Amortization of gain on Treasury lock agreements	(53)	—	(107)	—

Total comprehensive income	$87,380	$24,605	$113,373	$52,678

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through other comprehensive income in the year in which they occur. Adoption of this provision of SFAS No. 158 as of December 31, 2006 resulted in the recognition of $130,000 of other comprehensive income related to the change in the funded status of our defined benefit pension plan. No changes in the funded status of the plan occurred during the three months or six months ended June 30, 2007.

16. Income Taxes

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

17. Litigation

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed motions for summary judgment in several of the cases, which along with previously filed motions to strike remain pending before the court. We have also commenced mediation with respect to several of the claims, and in several instances, we have reached a settlement agreement within the limits of our commercial general liability insurance. Two of those settlements are final, and several others await approval by the probate court. Settlement efforts continue and additional mediation is scheduled for September 2007. We would not expect to have rulings on the motions for summary judgment until after conclusion of any mediation.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because a number of these lawsuits are still in the process of discovery and motion practice, it is not possible to predict the ultimate outcome of these claims.

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

We recorded $1,698,000 of revenues in excess of cash received during the six months ended June 30, 2007 and $5,000 of revenues in excess of cash received during the six months ended June 30, 2006. There is $9,263,000 at June 30, 2007 and $7,756,000 at December 31, 2006, of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives of up to 40 years, generally from 30 to 40 years. A significant portion of the cost of each property is allocated to building (generally approximately 90%). The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the six months ended June 30, 2007. During the six months ended June 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their individual estimated fair values less costs to sell.

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

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with changes in the funded status recognized through other comprehensive income in the year in which they occur. These provisions of SFAS No. 158 were effective December 31, 2006 and were adopted at that time. Additionally, SFAS No. 158 requires measurement of a plan’s assets and its obligations at the end of the employer’s fiscal year, effective December 31, 2008. SFAS No. 158 has not had, and is not expected to have, a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

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

Operating Results

Six-Month Period Ended June 30, 2007 vs. Six-Month Period Ended June 30, 2006

Triple-net lease rental income increased $39,762,000, or 39%, in 2007 as compared to 2006. The increase was primarily due to rental income from 55 facilities acquired in 2007, 84 facilities acquired during 2006 and rent increases at existing facilities. Operating rent was generated by the medical office buildings we acquired through our joint ventures with

The Broe Companies (“Broe”) and increased $1,150,000, or 26%, in 2007 as compared to 2006. The majority of the medical office buildings were acquired during the first quarter of 2006. The increase was primarily due to recognizing six months of rent in 2007 as compared to approximately five months in 2006, increased expense reimbursement revenues and rent from two facilities acquired in 2007. Interest and other income increased $3,473,000, or 60%, in 2007 as compared to 2006. The increase was primarily due to one loan funded and four mortgage loans and other loans acquired during 2007, five loans funded during 2006 and commitment fees included in other income, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $9,495,000, or 23%, in 2007 as compared to 2006. The increase was primarily due to increased borrowings to fund acquisitions in 2007 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $25,289,000 of secured debt during 2007 and $134,529,000 during 2006, offset in part by debt repayments. Depreciation and amortization increased $14,169,000, or 45%, over 2006. The increase was primarily due to the acquisition of 55 facilities in 2007 and 84 facilities during 2006. General and administrative expenses increased $3,759,000, or 49%, over 2006. The increase was primarily due to the amortization of stock-based compensation and increases in other general corporate expenses. Medical office building operating expenses relate to the operations of the medical office buildings acquired through our joint ventures with Broe and increased $824,000, or 35%, over 2006. The majority of the medical office buildings were acquired during the first quarter of 2006. The increase was primarily due to recognizing six months of expenses in 2007 as compared to approximately five months in 2006, increased tax and repair expense and the acquisition of two facilities in 2007. The medical office buildings acquired through our joint ventures with Broe are not triple-net leased like the rest of our portfolio.

Income from unconsolidated joint venture represents our share of the income generated by our joint venture with a state pension fund investor and our management fee calculated as a percentage of the equity investment in the joint venture. The joint venture made its first investments in March 2007. Gain on sale of facilities to unconsolidated joint venture represents the gain related to the sale of facilities by us to this joint venture. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Discontinued operations income increased $45,010,000 versus 2006. Discontinued operations income of $65,592,000 for the six months ended June 30, 2007 was comprised of gain on sale of $61,246,000 and rent revenue of $5,689,000, partially offset by depreciation of $1,337,000 and general and administrative expenses of $6,000. Discontinued operations income of $20,582,000 for the six months ended June 30, 2006 was comprised of rent revenue of $15,294,000, gain on sale of $8,826,000 and interest and other income of $122,000, partially offset by depreciation of $3,528,000, impairment charges of $83,000 and general and administrative expenses of $49,000. The difference in the composition of discontinued operations income (excluding the gains) was primarily caused by the fact that income from facilities sold during 2006 and 2007 is included in discontinued operations in 2006 while only income from facilities sold in 2007 is included in discontinued operations in 2007. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations.

Three-Month Period Ended June 30, 2007 vs. Three-Month Period Ended June 30, 2006

Triple-net lease rental income increased $18,999,000, or 35%, in 2007 as compared to 2006. The increase was primarily due to rental income from 55 facilities acquired in 2007, 70 facilities acquired during the last nine months of 2006 and rent increases at existing facilities. Operating rent was generated by the medical office buildings we acquired through our joint ventures with Broe and increased $304,000, or 12%, in 2007 as compared to 2006. The increase was primarily due to increased expense reimbursement revenues and two facilities acquired during 2007. Interest and other income increased $2,164,000, or 76%, in 2007 as compared to 2006. The increase was primarily due to one loan funded and four mortgage loans and other loans acquired during 2007, three loans funded during the last nine months of 2006 and commitment fees included in other income, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $4,901,000, or 23%, in 2007 as compared to 2006. The increase was primarily due to increased borrowings to fund acquisitions in 2007 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $25,289,000 of secured debt during 2007 and $65,651,000 during the last nine months of 2006, offset in part by debt repayments. Depreciation and amortization increased $6,919,000, or 41%, over 2006. The increase was primarily due to the acquisition of 55 facilities in 2007 and 70 facilities during the last nine months of 2006. General and administrative expenses increased $1,940,000, or 50%, over 2006. The increase was primarily due to the amortization of stock-based compensation and increases in other general corporate expenses. Medical office building operating expenses relate to the operations of the medical office buildings acquired through our joint ventures with Broe and increased $402,000, or 29%, over 2006. The increase was primarily due to increased tax and repair expense and the acquisition of two facilities in 2007. The medical office buildings acquired through our joint ventures with Broe are not triple-net leased like the rest of our portfolio.

Income from unconsolidated joint venture represents our share of the income generated by our joint venture with a state pension fund investor and our management fee calculated as a percentage of the equity investment in the joint venture. The joint venture made its first investments in March 2007. Gain on sale of facilities to unconsolidated joint venture represents the gain related to the sale of facilities by us to this joint venture. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Discontinued operations income increased $56,021,000 versus 2006. Discontinued operations income of $63,088,000 for the three months ended June 30, 2007 was comprised of gains on sale of $61,180,000 and rent revenue of $2,553,000, partially offset by depreciation of $643,000 and general and administrative expenses of $2,000. Discontinued operations income of $7,067,000 for the three months ended June 30, 2006 was comprised of rent revenue of $7,192,000, gains on sale of $1,616,000 and interest and other income of $90,000, partially offset by depreciation of $1,741,000, impairment charges of $83,000 and general and administrative expenses of $7,000. The difference in the composition of discontinued operations income (excluding the gains) was primarily caused by the fact that income from facilities sold during 2006 and 2007 is included in discontinued operations in 2006 while only income from facilities sold in 2007 is included in discontinued operations in 2007. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations.

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of June 30, 2007, we had leases on ten facilities expiring in 2007. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $54,000,000 during the remainder of 2007. We expect to make additional acquisitions during 2007, although we cannot predict the quantity and timing of any such acquisitions. As we make additional investments in facilities, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset any revenue increases and could reduce revenues.

Investment in Consolidated Medical Office Building Joint Ventures

In December 2005, we entered into a joint venture with Broe entitled NHP/Broe, LLC (“Broe I”) to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds a 10% equity interest. Broe is the managing member of Broe I, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by this joint venture prior to 2006. All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

During the six months ended June 30, 2007, cash distributions from the Broe I joint venture of $481,000 and $53,000 were made to us and to Broe, respectively. During the six months ended June 30, 2006, cash distributions from the Broe I joint venture of $496,000 and $55,000 were made to us and to Broe, respectively.

On February 5, 2007, we entered into a second joint venture with Broe entitled NHP/Broe II, LLC (“Broe II”) to invest in medical office buildings. We hold a 95% equity interest in the venture and Broe holds a 5% equity interest. Broe is the managing member of Broe II, but we consolidate the joint venture in our financial statements. The accounting policies of the joint venture are consistent with our accounting policies. All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

During the six months ended June 30, 2007, the Broe II joint venture acquired two medical office buildings located in one state. The purchase price totaled $7,897,000, of which $6,678,000 was allocated to real estate with the remaining $1,219,000 allocated to other assets and liabilities. The acquisition was financed with a bridge loan from us of $5,700,000, and capital contributions of $2,087,000 and $110,000, from us and Broe, respectively. During the six months ended June 30, 2007, there were no cash distributions from the Broe II joint venture.

Investment in Unconsolidated Joint Venture

In January 2007, we entered into a joint venture with a state pension fund investor. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments of up to $475,000,000 with approximately 40% equity contributions and 60% debt. We may, by mutual agreement with our joint venture partner, elect to increase the total investments by an additional $500,000,000. The financial statements of the joint venture are not consolidated in our financial statements as our joint venture partner has substantive participating rights, and our investment is accounted for using the equity method.

During the six months ended June 30, 2007, the joint venture acquired seven skilled nursing facilities and six assisted and independent living facilities located in three states for approximately $228,000,000. The acquisitions were initially financed by the assumption of $19,848,000 of mortgage financing, capital contributions from our joint venture partner of approximately $156,000,000 and capital contributions from us of approximately $52,000,000. The joint venture subsequently placed approximately $102,000,000 of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $80,000,000 and $27,000,000 for our joint venture partner and us, respectively. Four of the assisted and independent living facilities were acquired by the joint venture from us, and the related leases were transferred to the joint venture.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2007 increased $39,810,000, or 50%, as compared to the same period in 2006. This was primarily due to revenue increases from our owned facilities and mortgage loans as a result of acquisitions and funding of mortgage loans during 2007 and 2006, as well as the collection of certain amounts included in the caption “Other assets” on our balance sheets, offset in part by increased interest and general and administrative expenses. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the six months ended June 30, 2007, we acquired 35 assisted and independent living facilities, 16 skilled nursing facilities, three continuing care retirement centers and one triple-net leased medical office building in 12 separate transactions for an aggregate investment of $293,604,000, including the assumption of $25,289,000 of mortgage financing. We also funded $9,407,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $141,000,000.

During the six months ended June 30, 2007, we acquired two medical office buildings through one of our joint ventures with Broe for $7,897,000, of which $6,678,000 was allocated to real estate with the remaining $1,219,000 allocated to other assets and liabilities. The acquisition was financed with a bridge loan from us of $5,700,000, and capital contributions of $2,087,000 and $110,000, from us and Broe, respectively.

During the six months ended June 30, 2007, we also acquired seven skilled nursing facilities and six assisted and independent living facilities through our unconsolidated joint venture with a state pension fund investor for approximately $228,000,000. The acquisitions were initially financed by the assumption of $19,848,000 of mortgage financing, capital contributions from our joint venture partner of approximately $156,000,000 and capital contributions from us of approximately $52,000,000. The joint venture subsequently placed approximately $102,000,000 of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $80,000,000 and $27,000,000 for our joint venture partner and us, respectively. Four of the assisted and independent living facilities were acquired by the joint venture from us, and the related leases were transferred to the joint venture.

On June 1, 2007, we sold four assisted and independent living facilities to the unconsolidated joint venture we have with a state pension fund investor for $20,807,000, of which we received net cash proceeds of $15,476,000 ($5,331,000 representing our retained ownership interest in the joint venture). The related leases were transferred to the joint venture. The sale resulted in a gain of $798,000, of which $599,000 ($199,000 representing our retained ownership interest in the joint venture was deferred) is included in gain on sale of facilities to unconsolidated joint venture in continuing operations.

During the six months ended June 30, 2007, we sold four assets held for sale for $18,787,000, and provided a mortgage loan for the same amount, partially offset by a deferred gain of $9,902,000 that will be recognized in proportion to principal payments received. We also sold one land parcel for $471,000, resulting in a gain of $66,000 included in discontinued operations.

During the six months ended June 30, 2007, we sold one skilled nursing facility, not previously transferred to assets held for sale, to the tenant of the facility pursuant to a purchase option for net cash proceeds of $3,750,000. The sale resulted in a gain of $1,048,000 that is included in gain on sale of facilities in discontinued operations.

On June 29, 2007, we sold 36 skilled nursing facilities to Complete Care Services, Inc., the tenant of the facilities, for net cash proceeds of $120,667,000 (net of closing costs and $4,026,000 which is included in the caption “Receivables” on our balance sheets). The proceeds from this transaction were used to repay amounts outstanding under our Credit Facility. This transaction resulted in a gain of $60,132,000 that is included in gain on sale of facilities in discontinued operations.

Excluding the loan for the facilities sold in the transaction discussed above, during the six months ended June 30, 2007, we acquired four mortgage loans secured by seven assisted and independent living facilities and three skilled nursing facilities totaling $19,100,000 (including a premium of $428,000). In connection with the acquisition of the four mortgage loans, we acquired $27,695,000 of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded $1,140,000 on existing mortgage loans.

Financing Activities

At June 30, 2007, we had $490,000,000 available under our $700,000,000 revolving senior unsecured credit facility (“Credit Facility”) compared to $561,000,000 at December 31, 2006. The decrease was primarily due to the acquisitions described above, offset in part by the sales of assets and the issuance of common stock discussed below. At our option, borrowings under the Credit Facility bear interest at prime (8.25% at June 30, 2007) or applicable LIBOR plus 0.85% (6.23% at June 30, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

During the six-month period ended June 30, 2007, we prepaid $25,353,000 of fixed rate secured debt that bore interest at a weighted average rate of 6.77%. The prepayments were funded by borrowings on our Credit Facility and by cash on hand.

During the six-month period ended June 30, 2007, we repaid $17,000,000 of fixed rate notes with a weighted average rate of 7.31% at maturity and prepaid $4,000,000 of fixed rate notes with a rate of 8.25%. The payments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. There are $55,000,000 of notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of specified years, including October 1, 2007. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our medium-term notes have been investment grade rated since 1994. Our credit ratings at June 30, 2007 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

During 2006 and 2007 we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 15,000,000 shares of our common stock from time to time through a controlled equity offering program. During the six-month period ended June 30, 2007, we sold approximately 4,305,000 shares of common stock at a weighted average price of $31.78 resulting in net proceeds of approximately $134,708,000 after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2007 was 2%. During the six months ended June 30, 2007, we issued approximately 383,000 shares of common stock resulting in net proceeds of approximately $11,775,000.

At June 30, 2007, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at June 30, 2007, we had approximately 2,709,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

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

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance of $490,000,000 on our $700,000,000 Credit Facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.” In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of the $350,000,000 of notes issued in July 2006 as described in Note 14 to our consolidated financial statements.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the ability of our tenants to repay deferred rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Part II Item 1A and in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

During the six months ended June 30, 2007, the borrowings under our unsecured revolving Credit Facility increased from $139,000,000 to $210,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt other than the housing revenue bonds described above, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2007 of $1,355,000.

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

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed motions for summary judgment in several of the cases, which along with previously filed motions to strike remain pending before the court. We have also commenced mediation with respect to several of the claims, and in several instances, we have reached a settlement agreement within the limits of our commercial general liability insurance. Two of those settlements are final, and several others await approval by the probate court. Settlement efforts continue and additional mediation is scheduled for September 2007. We would not expect to have rulings on the motions for summary judgment until after conclusion of any mediation.

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because a number of these lawsuits are still in the process of discovery and motion practice, it is not possible to predict the ultimate outcome of these claims.

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

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock. Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of June 30, 2007, 900,485 shares of our Series A cumulative preferred step-up REIT securities and 1,064,450 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the Securities and Exchange Commission and shareholder reporting services, as of March 31, 2007, four of our stockholders owned over 5% of our common stock, for a total of approximately 32.5% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 24, 2007 (“Annual Meeting”). At the Annual Meeting, David R. Banks, Douglas M. Pasquale and Jack D. Samuelson were elected as directors to serve for a three-year term until the 2010 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are R. Bruce Andrews, William K. Doyle, Charles D. Miller, Robert D. Paulson, and Keith P. Russell.

The proposal to amend the Company’s charter to increase the total number of authorized shares of the Company’s common stock from 100,000,000 to 200,000,000 was approved by stockholders of the Company. The proposal to amend the Company’s charter to augment, enhance and clarify provisions concerning stock ownership restrictions to protect the company’s status as a qualified real estate investment trust under U. S. federal income tax law was not approved by the requisite vote of 90% of the stockholders of the Company. The proposal to ratify the appointment of the Company’s independent accountant was approved by stockholders of the Company.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Abstentions and Broker Non-votes
Election of David R. Banks	75,372,953	761,644
Election of Douglas M. Pasquale	75,613,149	521,448
Election of Jack D. Samuelson	75,363,763	770,834
Proposal to increase the number of authorized shares of common stock	66,743,719	9,174,728	216,149
Proposal to clarify stock ownership restrictions	52,221,929	23,763,271	149,396
Proposal to ratify the appointment of independent accountants	75,474,196	519,566	140,834

Item 6.	Exhibits

Exhibit 3.1*	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.1*	Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Abdo H. Khoury, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.2*	Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Donald D. Bradley, filed as Exhibit 10.2 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.3*	Amended and Restated Employment Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.4*	Form of Change in Control Agreement with certain officers of the Company, including Abdo H. Khoury, Donald D. Bradley and David E. Snyder, filed as Exhibit 10.4 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

Exhibit 99*	Form of Sales Agreement by and between Nationwide Health Properties, Inc. and Cantor Fitzgerald & Co., filed as Exhibit 99 to the Company’s Form 10-Q dated May 2, 2007, and incorporated herein by this reference.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2007	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Senior Vice President and Chief Financial & Portfolio Officer
(Principal Financial Officer)