Form 10-Q
period 2007-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2007-11-06
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Common stock, $0.10 par value, outstanding at November 2, 2007: 92,936,610

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

SEPTEMBER 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$296,011	$267,303
Buildings and improvements	2,822,405	2,581,484

	3,118,416	2,848,787
Less accumulated depreciation	(416,425)	(372,201)

	2,701,991	2,476,586
Mortgage loans receivable, net	130,558	106,929
Investment in unconsolidated joint venture	34,278	—

	2,866,827	2,583,515
Cash and cash equivalents	14,953	14,695
Receivables, net	4,092	7,787
Assets held for sale	—	9,484
Other assets	103,778	89,333

	$2,989,650	$2,704,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$216,000	$139,000
Senior notes due 2008-2038	866,500	887,500
Notes and bonds payable	329,636	355,411
Accounts payable and accrued liabilities	99,620	77,829

Total liabilities	1,511,756	1,459,740
Minority interest	2,201	1,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.677% Series A, 900,485 shares issued and outstanding at September 30, 2007 and December 31, 2006, stated at liquidation preference of $100 per share	90,049	90,049
7.750% Series B Convertible, 1,064,450 and 1,064,500 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively, stated at liquidation preference of $100 per share	106,445	106,450
Common stock $0.10 par value; 200,000,000 shares authorized; 92,086,610 and 86,238,468 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	9,209	8,624
Capital in excess of par value	1,481,510	1,298,703
Cumulative net income	1,235,515	1,064,293
Accumulated other comprehensive income	1,183	1,231
Cumulative dividends	(1,448,218)	(1,325,541)

Total stockholders’ equity	1,475,693	1,243,809

	$2,989,650	$2,704,814

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net lease rent	$76,904	$61,242	$218,757	$163,333
Operating rent	3,560	2,479	9,133	6,902

	80,464	63,721	227,890	170,235
Interest and other income	6,566	4,060	15,845	9,866

	87,030	67,781	243,735	180,101
Expenses:
Interest and amortization of deferred financing costs	25,387	24,890	75,484	65,492
Depreciation and amortization	25,880	19,886	71,337	51,174
General and administrative	6,087	4,165	17,501	11,819
Medical office building operating expenses	1,897	1,513	5,103	3,895

	59,251	50,454	169,425	132,380

Income before minority interest and unconsolidated joint venture	27,779	17,327	74,310	47,721
Minority interest in net loss of consolidated joint ventures	76	160	139	287
Income from unconsolidated joint venture	547	—	1,242	—
Gain on sale of facilities to unconsolidated joint venture, net	29,350	—	29,949	—

Income from continuing operations	57,752	17,487	105,640	48,008
Discontinued operations:
Gain on sale of facilities, net	39	8,682	61,285	17,508
Income (loss) from discontinued operations	(49)	5,550	4,297	17,305

	(10)	14,232	65,582	34,813

Net income	57,742	31,719	171,222	82,821
Preferred stock dividends	(3,791)	(3,791)	(11,372)	(11,372)

Income available to common stockholders	$53,951	$27,928	$159,850	$71,449

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.59	$0.17	$1.05	$0.49
Discontinued operations	—	0.17	0.73	0.46

Income available to common stockholders	$0.59	$0.34	$1.78	$0.95

Basic weighted average shares outstanding	91,089	81,679	89,690	74,959

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.58	$0.17	$1.04	$0.49
Discontinued operations	—	0.17	0.73	0.46

Income available to common stockholders	$0.58	$0.34	$1.77	$0.95

Diluted weighted average shares outstanding	96,255	82,003	90,158	75,288

Dividends paid per share	$0.41	$0.39	$1.23	$1.15

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred stock		Common stock		Capital in excess of par value	Cumulative net income	Accumulated other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2006	1,965	$196,499	86,238	$8,624	$1,298,703	$1,064,293	$1,231	$(1,325,541)	$1,243,809
Issuance of common stock	—	—	5,849	585	182,807	—	—	—	183,392
Conversion of preferred stock	—	(5)	—	—	—	—	—	—	(5)
Net income	—	—	—	—	—	171,222	—	—	171,222
Other comprehensive income	—	—	—	—	—	—	(48)	—	(48)
Preferred dividends declared	—	—	—	—	—	—	—	(11,372)	(11,372)
Common dividends declared	—	—	—	—	—	—	—	(111,305)	(111,305)

Balances at September 30, 2007	1,965	$196,494	92,087	$9,209	$1,481,510	$1,235,515	$1,183	$(1,448,218)	$1,475,693

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$171,222	$82,821
Non-cash adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,708	56,273
Stock-based compensation	3,486	1,853
Gain on sale of facilities, net	(91,234)	(17,508)
Impairment of assets	—	83
Amortization of deferred financing costs	1,904	2,387
Mortgage loan premium amortization	229	—
Equity in earnings from unconsolidated joint venture	(328)	—
Distributions from unconsolidated joint venture	1,267	—
Minority interest in net loss of consolidated joint ventures	(139)	(287)
Changes in operating assets and liabilities:
Receivables	3,695	(1,119)
Other assets	16,314	(7,124)
Accounts payable and accrued liabilities	1,484	15,655

Net cash provided by operating activities	180,608	133,034

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(422,593)	(646,459)
Proceeds from sale of real estate facilities	207,093	45,253
Investment in mortgage and other loans receivable	(48,083)	(4,805)
Principal payments on mortgage loans receivable	5,415	14,016
Contributions to unconsolidated joint venture	(33,036)	—
Distributions from unconsolidated joint venture	25,325	—

Net cash used in investing activities	(265,879)	(591,995)

Cash flows from financing activities:
Borrowings under credit facility	661,000	520,000
Repayment of borrowings under credit facility	(584,000)	(644,000)
Borrowings under bridge facility	—	200,000
Repayment of borrowings under bridge facility	—	(200,000)
Issuance of senior unsecured debt	—	347,907
Repayments of senior unsecured debt	(21,000)	—
Issuance of notes and bonds payable	650	31,670
Principal payments on notes and bonds payable	(32,729)	(29,143)
Issuance of common stock, net	179,804	338,677
Contributions from minority interest	1,139	1,911
Distributions to minority interest	(64)	(184)
Dividends paid	(118,886)	(94,392)
Deferred financing costs	(385)	(1,013)

Net cash provided by financing activities	85,529	471,433

Increase in cash and cash equivalents	258	12,472
Cash and cash equivalents, beginning of period	14,695	10,005

Cash and cash equivalents, end of period	$14,953	$22,477

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (REIT) that invests primarily in healthcare related senior housing, long-term care properties and medical office buildings. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the nine months ended September 30, 2007, about 93% of our revenues were derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

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

As of September 30, 2007, we had investments in 536 healthcare facilities located in 43 states, consisting of:

Consolidated facilities:

•	274 assisted and independent living facilities;

•	193 skilled nursing facilities;

•	11 continuing care retirement communities;

•	7 specialty hospitals;

•	28 medical office buildings, 25 of which are operated by consolidated joint ventures (see Note 5); and

•	2 assets held for sale.

Unconsolidated facilities:

•	7 skilled nursing facilities; and

•	14 assisted and independent living facilities.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2007, our directly owned facilities, other than the non triple-net medical office buildings operated by our consolidated joint ventures (see Note 5), were leased and operated by 86 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4

• Brookdale Senior Living, Inc.	96

• Emeritus Corporation	29

• Extendicare, Inc.	1

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	8

Two of our tenants each accounted for more than 10% of our revenues at September 30, 2007, as follows:

• Brookdale Senior Living, Inc.	18%

• Hearthstone Senior Services, L.P.	11%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC. The results of operations for the three-month and nine-month periods ending September 30, 2007 and 2006 are not necessarily indicative of the results for a full year.

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

Investments in entities that we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, our share of the entity’s earnings or losses is included in our operating results.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We recorded $1,924,000 of revenues in excess of cash received during the nine months ended September 30, 2007 and $391,000 of revenues in excess of cash received during the nine months ended September 30, 2006. There was $9,677,000 as of September 30, 2007 and $7,756,000 as of December 31, 2006 of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we recorded impairment charges of $83,000.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $3,899,000 as of September 30, 2007 and $3,093,000 as of December 31, 2006. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1,248,000 and $3,486,000 for the three-month and nine-month periods ended September 30, 2007, respectively, and $659,000 and $1,853,000 for the three-month and nine-month periods ended September 30, 2006, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 30 to 40 years. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $24,670,000 and $68,469,000 for the three and nine months ended September 30, 2007, respectively, and $18,833,000 and $48,227,000 for the three and nine months ended September 30, 2006, respectively. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. In certain instances, including medical office building acquisitions, we have acquired facilities subject to in-place leases. Accordingly, in those instances, we may allocate a portion of the purchase price to the value of in-place leases. The costs to execute a lease and the value of above or below market leases at the time of the acquisition of a property are recorded as an intangible asset and amortized over the initial term of the lease to real estate amortization expense or rental revenues, as appropriate.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

3. Real Estate Properties

As of September 30, 2007, we had direct ownership of:

•	266 assisted and independent living facilities;

•	173 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals; and

•	28 medical office buildings, 25 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases. The leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of September 30, 2007, approximately 84% of our facilities were leased under master leases. In addition, the majority of our leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of September 30, 2007, leases covering 376 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $74,741,000. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of September 30, 2007, leases covering 308 and 210 facilities contained provisions for property tax and capital expenditure impounds, respectively. We generally lease medical office buildings to multiple tenants under separate non “triple-net” leases where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). No individual property owned by us is material to us as a whole.

During the nine months ended September 30, 2007, we acquired 40 assisted and independent living facilities, 28 skilled nursing facilities, three continuing care retirement centers, two triple-net leased medical office buildings and one non triple-net leased medical office building in 17 separate transactions for an aggregate investment of $424,054,000, including the assumption of $38,925,000 of mortgage financing and $7,298,000 of security deposits and other holdback items. We also acquired four non triple-net leased medical office buildings through one of our consolidated joint ventures with The Broe Companies (see Note 5).

During the nine months ended September 30, 2007, we also funded $16,433,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $138,000,000.

On June 1, 2007, we sold four assisted and independent living facilities to the unconsolidated joint venture we have with a state pension fund investor for $40,824,000, of which we received net cash proceeds of $15,476,000 ($5,331,000 representing our retained ownership interest in the joint venture). The related leases were transferred to the joint venture (see Note 6). The sale resulted in a gain of $798,000, of which $599,000 ($199,000 representing the gain on our retained ownership interest in the joint venture was deferred) is included in gain on sale of facilities to unconsolidated joint venture in continuing operations.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 31, 2007, we sold two assisted and independent living facilities to the unconsolidated joint venture we have with a state pension fund investor for $18,172,000, of which we received net cash proceeds of $4,035,000 ($1,358,000 representing our retained ownership interest in the joint venture). The related leases were transferred to the joint venture (see Note 6). The sale resulted in a gain of $44,000, of which $33,000 ($11,000 representing the gain on our retained ownership interest in the joint venture was deferred) is included in gain on sale of facilities to unconsolidated joint venture in continuing operations.

On September 28, 2007, we sold six assisted and independent living facilities to the unconsolidated joint venture we have with a state pension fund investor for $83,760,000, of which we received net cash proceeds of $76,496,000 ($6,772,000 representing our retained ownership interest in the joint venture). The related leases were transferred to the joint venture (see Note 6). The sale resulted in a gain of $39,090,000, of which $29,317,000 ($9,773,000 representing the gain on our retained ownership interest in the joint venture was deferred) is included in gain on sale of facilities to unconsolidated joint venture in continuing operations.

During the nine months ended September 30, 2007, we sold one skilled nursing facility, not previously transferred to assets held for sale, to the tenant of the facility pursuant to a purchase option for net cash proceeds of $3,750,000. The sale resulted in a gain of $1,048,000 that is included in gain on sale of facilities in discontinued operations.

On June 29, 2007, we sold 36 skilled nursing facilities to Complete Care Services, Inc., the tenant of the facilities, for net cash proceeds of $124,693,000. The proceeds from this transaction were used to repay amounts outstanding under our Credit Facility. This transaction resulted in a gain of $60,132,000 that is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

As of September 30, 2007, we held 18 mortgage loans receivable secured by 20 skilled nursing facilities, eight assisted and independent living facilities, one continuing care retirement community and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. As of September 30, 2007, the mortgage loans receivable had a net book value of $130,558,000 with individual outstanding principal balances ranging from $692,000 to $33,000,000 and maturities ranging from 2008 to 2024.

During the nine months ended September 30, 2007, we funded one mortgage loan secured by four skilled nursing facilities we sold to the former tenant for $18,787,000 ($8,885,000 net of a deferred gain of $9,902,000) and acquired four mortgage loans secured by six assisted and independent living facilities and four skilled nursing facilities totaling $19,100,000 (including a premium of $428,000). One of the four mortgage loans acquired was prepaid in July 2007 in the amount of $4,737,000. In connection with the acquisition of the four mortgage loans, we acquired $27,695,000 of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded $1,288,000 on existing mortgage loans.

As of September 30, 2007, we had an investment in one impaired loan with an average balance of $10,484,000. During the three and nine months ended September 30, 2007, we recognized and received cash payments for interest income totaling $134,000 and $402,000, respectively. At September 30, 2007, the loan balance was $10,414,000.

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

5. Medical Office Building Joint Ventures

In December 2005, we entered into a joint venture with The Broe Companies (“Broe”) called NHP/Broe, LLC (“Broe I”) to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds a 10% equity interest. Broe is the managing member of Broe I, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by this joint venture prior to 2006.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the nine months ended September 30, 2007, the Broe I joint venture funded $886,000 in capital improvements at certain facilities in accordance with existing lease provisions.

During the nine months ended September 30, 2007, cash distributions from the Broe I joint venture of $481,000 and $53,000 were made to us and to Broe, respectively. All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.

In February 2007, we entered into a second joint venture with Broe called NHP/Broe II, LLC (“Broe II”) to invest in medical office buildings. We hold a 95% equity interest in the venture and Broe holds a 5% equity interest. Broe is the managing member of Broe II, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies.

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

During the nine months ended September 30, 2007, the Broe II joint venture acquired four non triple-net leased medical office buildings located in two states. The purchase price totaled $26,319,000, of which $23,831,000 was allocated to real estate with the remaining $2,488,000 allocated to other assets and liabilities. The acquisitions were originally financed with a bridge loan from us of $5,700,000, and capital contributions of $19,588,000 and $1,031,000, from us and Broe, respectively. The bridge loan from us was replaced on August 1, 2007 by third party mortgage financing in the amount of $5,213,000 (funding up to $5,900,000 is available under the financing agreements).

During the nine months ended September 30, 2007, the Broe II joint venture also funded $400,000 in capital improvements at certain facilities in accordance with existing lease provisions.

During the nine months ended September 30, 2007, cash distributions from the Broe II joint venture of $204,000 and $11,000 were made to us and to Broe, respectively. All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

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

During the nine months ended September 30, 2007, the joint venture acquired seven skilled nursing facilities and 14 assisted and independent living facilities located in seven states for approximately $331,000,000. The acquisitions were initially financed by the assumption of $32,621,000 of mortgage financing, $56,000,000 of new mortgage financing, capital contributions from our joint venture partner of approximately $182,000,000 and capital contributions from us of approximately $60,000,000. The joint venture subsequently placed approximately $102,000,000 of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $105,000,000 and $35,000,000 for our joint venture partner and us, respectively. Twelve of the assisted and independent living facilities with a total cost of approximately $143,000,000 were acquired by the joint venture from us, and the related leases were transferred to the joint venture (see Note 3).

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint venture. During the three months and nine months ended September 30, 2007, we earned management fees of $458,000 and $914,000, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Assets Held for Sale

During the nine months ended September 30, 2007, we sold four assets held for sale for $18,787,000, and provided a mortgage loan for the same amount, partially offset by a deferred gain of $9,902,000 that will be recognized in proportion to principal payments received. We also sold one land parcel for $471,000 and 18 bed licenses for net cash proceeds of $233,000, resulting in gains of $66,000 and $39,000, respectively, which are included in gain on sale of facilities in discontinued operations. At September 30, 2007, two buildings remained in assets held for sale. At December 31, 2006, six buildings and one land parcel remained in assets held for sale. We intend to dispose of the assets classified as assets held for sale at September 30, 2007 within one year.

8. Other Assets

At September 30, 2007 and December 31, 2006, other assets consisted of:

	September 30, 2007	December 31, 2006
	(In thousands)
Other receivables, net of reserves of $4,565,000 and $4,874,000 at September 30, 2007 and December 31, 2006, respectively	$36,029	$26,155
Deferred rent, net	9,677	7,756
Deferred finance costs	15,494	17,180
Capitalized lease and loan origination costs	17,563	16,129
Investments and restricted funds	16,140	18,068
Other	8,875	4,045

	$103,778	$89,333

Investments are recorded at fair value using market prices.

9. Credit Facility

At September 30, 2007, we had $216,000,000 outstanding on our $700,000,000 revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at prime (7.75% at September 30, 2007) or applicable LIBOR plus 0.85% (6.04% at September 30, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of September 30, 2007, we were in compliance with all covenants under the Credit Facility.

10. Common Stock

During 2006 and 2007, we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 15,000,000 shares of our common stock from time to time through a controlled equity offering program. During the nine months ended September 30, 2007, we sold approximately 5,289,000 shares of common stock at a weighted average price of $31.44 resulting in net proceeds of approximately $163,913,000 after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2007 was 2%. During the nine months ended September 30, 2007, we issued approximately 524,000 shares of common stock resulting in net proceeds of approximately $15,538,000.

11. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Income from continuing operations available to common stockholders includes gain on sale of facilities to our unconsolidated joint venture

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(see Note 6) of $29,350,000 and $29,949,000 for the three months and nine months ended September 30, 2007, respectively. No gain on sale of facilities to our unconsolidated joint venture was recognized during the three months or nine months ended September 30, 2006.

Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans, our Series B Convertible Preferred Stock and forward equity shares (from the date we entered into the forward contract to the settlement date). The dilutive effect of stock options and other share-settled compensation plans is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The calculation below excludes the Series B Convertible Preferred Stock for the nine months ended September 30, 2007 and the three months and nine months ended September 30, 2006 as it is not dilutive during those periods. The calculation below also excludes 60,000 stock options with option prices that would not be dilutive for the three months and nine months ended September 30, 2006. There are no stock options with option prices that would not be dilutive for the three months and nine months ended September 30, 2007. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended September 30,
	2007		2006
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$57,752		$17,487
Less: Series A preferred stock dividends	(1,729)		(1,729)
Less: Series B convertible preferred stock dividends	—		(2,062)

Amounts used to calculate Basic EPS	56,023	91,089	13,696	81,679
Effect of dilutive securities:
Stock options	—	175	—	147
Other share-settled compensation plans	—	280	—	177
Series B convertible preferred stock	—	4,711	—	—

Amounts used to calculate Diluted EPS	$56,023	96,255	$13,696	82,003

	Nine months ended September 30,
	2007		2006
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$105,640		$48,008
Less: Series A preferred stock dividends	(5,185)		(5,185)
Less: Series B convertible preferred stock dividends	(6,187)		(6,187)

Amounts used to calculate Basic EPS	94,268	89,690	36,636	74,959
Effect of dilutive securities:
Stock options	—	213	—	117
Other share-settled compensation plans	—	255	—	163
Forward equity shares	—	—	—	49

Amounts used to calculate Diluted EPS	$94,268	90,158	$36,636	75,288

12. Impairment of Assets

No impairment charges were recognized during the nine months ended September 30, 2007.

During the nine months ended September 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their individual estimated fair values less costs to sell.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Pension Plan

During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the nine months ended September 30, 2007 or the nine months ended September 30, 2006. The interest cost for the plan was $66,000 for the nine months ended September 30, 2007 and $66,000 for the nine months ended September 30, 2006. We made $56,000 of contributions to the plan for the nine months ended September 30, 2007 and $63,000 for the nine months ended September 30, 2006, and we expect to make $12,000 of contributions during the remainder of 2007.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues	$3	$7,129	$5,692	$22,545
Expenses:
Depreciation and amortization	34	1,570	1,371	5,099
General and administrative	18	9	24	58
Impairment of assets	—	—	—	83

	52	1,579	1,395	5,240

Income (loss) from discontinued operations	$(49)	$5,550	$4,297	$17,305

15. Derivatives

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250,000,000 at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 19, 2007 issuance of $300,000,000 (upsized from $250,000,000) of notes (see Note 19). We assessed the effectiveness of these agreements as hedges at inception and on September 30, 2007 and consider these agreements to be highly effective cash flow hedges under SFAS No. 133. We recorded these Treasury lock agreements on our balance sheets at their estimated fair value of $114,000 at September 30, 2007.

These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250,000,000 of the $300,000,000 of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1,557,000. The settlement amounts will be amortized over the life of the debt as a yield reduction.

In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350,000,000 (upsized from $250,000,000) of notes.

These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350,000,000 of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250,000,000 of the $350,000,000 of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1,204,000. The settlement amounts are being amortized over the life of the debt as a yield reduction.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Comprehensive Income

We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $114,000 at September 30, 2007. These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1,557,000. The settlement amounts will be recognized as a gain through other comprehensive income and will be amortized over the life of the related $300,000,000 of notes as a yield reduction.

We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1,576,000 at June 30, 2006. In connection with the settlement of these Treasury lock agreements on July 11, 2006, we recognized a gain of $1,204,000. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350,000,000 of notes as a yield reduction. During the three months and nine months ended September 30, 2007, we recorded $55,000 and $162,000 of amortization, respectively and expect to record $56,000 of amortization during the remainder of 2007.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Net income	$57,742	$31,719	$171,222	$82,821
Other comprehensive income:
Gain (reduction of gain) on Treasury lock agreements	114	(372)	114	1,204
Amortization of gain on Treasury lock agreements	(55)	(51)	(162)	(51)

Total comprehensive income	$57,801	$31,296	$171,174	$83,974

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through other comprehensive income in the year in which they occur. Adoption of this provision of SFAS No. 158 as of December 31, 2006 resulted in the recognition of $130,000 of other comprehensive income related to the change in the funded status of our defined benefit pension plan. No changes in the funded status of the plan occurred during the three months or nine months ended September 30, 2007.

17. Income Taxes

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

18. Litigation

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed motions for summary judgment in several of the cases, which along with

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously filed motions to strike remain pending before the court. We have also commenced mediation with respect to several of the claims, and in several instances, we have reached a settlement agreement within the limits of our commercial general liability insurance. Seven of the cases are settled, and further mediation is scheduled for November 2007. We would not expect to have rulings on the motions for summary judgment until after conclusion of any mediation.

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

19. Subsequent Events

On October 1, 2007, we redeemed all 900,485 outstanding shares of our 7.677% Series A Cumulative Preferred Step-Up REIT Securities, par value $1.00 per share (“Series A Preferred Stock”), at a redemption price of $100 per share. Concurrent with the redemption, we paid the final dividend on the Series A Preferred Stock.

On October 19, 2007, we issued $300,000,000 of notes due February 1, 2013 at a fixed rate of 6.25% resulting in net proceeds of approximately $297,000,000. The net proceeds were used to repay amounts outstanding under our Credit Facility and for general corporate purposes.

In August and September 2007, we entered into four six-month Treasury lock agreements totaling $250,000,000 at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of these notes. The Treasury lock agreements were settled in cash on October 17, 2007 for the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparties to those agreements made payments to us of $1,557,000. The settlement amounts will be amortized over the life of the debt as a yield reduction.

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

We recorded $1,924,000 of revenues in excess of cash received during the nine months ended September 30, 2007 and $391,000 of revenues in excess of cash received during the nine months ended September 30, 2006. There is $9,677,000 at September 30, 2007 and $7,756,000 at December 31, 2006, of deferred rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets. We evaluate the collectibility of the deferred rent balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of deferred rent we realize could be less than amounts currently recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the nine months ended September 30, 2007. During the nine months ended September 30, 2006, we recognized impairment charges of $83,000 related to two skilled nursing facilities in assets held for sale to write them down to their individual estimated fair values less costs to sell.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our results of operations or financial position.

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

Operating Results

Nine-Month Period Ended September 30, 2007 vs. Nine-Month Period Ended September 30, 2006

Triple-net lease rental income increased $55,424,000, or 34%, in 2007 as compared to 2006. The increase was primarily due to rental income from 74 facilities acquired in 2007, 84 facilities acquired during 2006 and rent increases at existing facilities. We also recognized $1,121,000 of triple-net lease rental income related to a non-recurring settlement of delinquent tenant obligations.

Operating rent was generated by our non triple-net leased medical office buildings and increased $2,231,000, or 32%, in 2007 as compared to 2006. The majority of the medical office buildings were acquired during the first quarter of 2006 through our joint ventures with The Broe Companies (“Broe”). The increase was primarily due to recognizing nine months of rent in 2007 as compared to approximately eight months in 2006, increased expense reimbursement revenues and rent from five facilities acquired in 2007.

Interest and other income increased $5,979,000, or 61%, in 2007 as compared to 2006. The increase was primarily due to one loan funded and four mortgage loans and other loans acquired during 2007, five loans funded during 2006 and commitment fees included in other income, partially offset by loan repayments. We also recognized $844,000 of other income related to a non-recurring settlement of delinquent tenant obligations.

Interest and amortization of deferred financing costs increased $9,992,000, or 15%, in 2007 as compared to 2006. The increase was primarily due to increased borrowings to fund acquisitions in 2007 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $38,925,000 of secured debt during 2007 and $134,529,000 during 2006, offset in part by debt repayments.

Depreciation and amortization increased $20,163,000, or 39%, as compared to 2006. The increase was primarily due to the acquisition of 74 facilities in 2007 and 84 facilities during 2006.

General and administrative expenses increased $5,682,000, or 48%, as compared to 2006. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation, other performance based awards and increased staff levels, and increases in other general corporate expenses.

Medical office building operating expenses relate to the operations of our non triple-net leased medical office buildings and increased $1,208,000, or 31%, as compared to 2006. The majority of the medical office buildings were acquired during the first quarter of 2006 through our joint ventures with Broe. The increase was primarily due to recognizing nine months of expenses in 2007 as compared to approximately eight months in 2006, the acquisition of five facilities in 2007 and increased tax and insurance expense.

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

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Discontinued operations income increased $30,769,000 as compared to 2006. Discontinued operations income of $65,582,000 for the nine months ended September 30, 2007 was comprised of gain on sale of $61,285,000, rental income of $5,689,000 and interest and other income of $3,000, partially offset by depreciation of $1,371,000 and general and administrative expenses of $24,000. Discontinued operations income of $34,813,000 for the nine months ended September 30, 2006 was comprised of rental income of $22,423,000, gain on sale of $17,508,000 and interest and other income of $122,000, partially offset by depreciation of $5,099,000, impairment charges of $83,000 and general and administrative expenses of $58,000. The difference in the composition of discontinued operations income, excluding the gains, was primarily caused by the inclusion of income from facilities sold in 2006 and 2007 in discontinued operations in 2006 while only income from facilities sold in 2007 is included in discontinued operations in 2007. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations.

Three-Month Period Ended September 30, 2007 vs. Three-Month Period Ended September 30, 2006

Triple-net lease rental income increased $15,662,000, or 26%, in 2007 as compared to 2006. The increase was primarily due to rental income from 74 facilities acquired in 2007, 30 facilities acquired during the last six months of 2006 and rent increases at existing facilities. We also recognized $1,121,000 of triple-net lease rental income related to a non-recurring settlement of delinquent tenant obligations.

Operating rent was generated by our non triple-net leased medical office buildings and increased $1,081,000, or 44%, in 2007 as compared to 2006. The increase was primarily due to five facilities acquired during 2007 and increased expense reimbursement revenues.

Interest and other income increased $2,506,000, or 62%, in 2007 as compared to 2006. The increase was primarily due to one loan funded and four mortgage loans and other loans acquired during 2007, one loan funded during the last six months of 2006 and commitment fees included in other income, partially offset by loan repayments. We also recognized $844,000 of other income related to a non-recurring settlement of delinquent tenant obligations.

Interest and amortization of deferred financing costs increased $497,000, or 2%, in 2007 as compared to 2006. The increase was primarily due to increased borrowings to fund acquisitions in 2007 and 2006, including the issuance of $350,000,000 of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $38,925,000 of secured debt during 2007 and $20,069,000 during the last six months of 2006, offset in part by debt repayments.

Depreciation and amortization increased $5,994,000, or 30%, as compared to 2006. The increase was primarily due to the acquisition of 74 facilities in 2007 and 30 facilities during the last six months of 2006.

General and administrative expenses increased $1,922,000, or 46%, as compared to 2006. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation, increased staff levels and other performance based awards, and increases in other general corporate expenses.

Medical office building operating expenses relate to the operations of our non triple-net leased medical office buildings and increased $384,000, or 25%, as compared to 2006. The increase was primarily due to the acquisition of five facilities in 2007.

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

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. Discontinued operations income decreased $14,242,000 as compared to 2006. Discontinued operations loss of $10,000 for the three months ended September 30, 2007 was comprised of depreciation of $34,000 and general and administrative expenses of $18,000, partially offset by gains on sale of $39,000 and interest and other income of $3,000. Discontinued operations income of $14,232,000 for the three months ended September 30, 2006 was comprised of gains on sale of $8,682,000 and rental income of $7,129,000, partially offset by depreciation of $1,570,000 and general and administrative expenses of $9,000. The difference in the composition of discontinued operations income, excluding the gains, was primarily caused by the inclusion of income from facilities sold in 2006 and 2007 in discontinued operations in 2006 while only income from facilities sold in 2007 is included in discontinued operations in 2007. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations.

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of September 30, 2007, we had leases on six facilities expiring in 2007. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $54,000,000 during the remainder of 2007.

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

Investment in Consolidated Medical Office Building Joint Ventures

In December 2005, we entered into a joint venture with Broe called NHP/Broe, LLC (“Broe I”) to invest in medical office buildings. We hold a 90% equity interest in the venture and Broe holds a 10% equity interest. Broe is the managing member of Broe I, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by this joint venture prior to 2006. All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

During the nine months ended September 30, 2007, the Broe I joint venture funded $886,000 in capital improvements at certain facilities in accordance with existing lease provisions.

During the nine months ended September 30, 2007, cash distributions from the Broe I joint venture of $481,000 and $53,000 were made to us and to Broe, respectively. During the nine months ended September 30, 2006, cash distributions from the Broe I joint venture of $1,026,000 and $183,000 were made to us and to Broe, respectively.

In February 2007, we entered into a second joint venture with Broe called NHP/Broe II, LLC (“Broe II”) to invest in medical office buildings. We hold a 95% equity interest in the venture and Broe holds a 5% equity interest. Broe is the managing member of Broe II, but we consolidate the joint venture in our financial statements. The accounting policies of the joint venture are consistent with our accounting policies. All intercompany balances with the joint venture have been eliminated for purposes of our consolidated financial statements.

During the nine months ended September 30, 2007, the Broe II joint venture acquired four medical office buildings located in two states. The purchase price totaled $26,319,000, of which $23,831,000 was allocated to real estate with the remaining $2,488,000 allocated to other assets and liabilities. The acquisitions were originally financed with a bridge loan from us of $5,700,000, and capital contributions of $19,588,000 and $1,031,000, from us and Broe, respectively. The bridge loan from us was replaced on August 1, 2007 by third party mortgage financing in the amount of $5,213,000 (funding up to $5,900,000 is available under the financing agreements).

During the nine months ended September 30, 2007, the Broe II joint venture also funded $400,000 in capital improvements at certain facilities in accordance with existing lease provisions.

During the nine months ended September 30, 2007, cash distributions from the Broe II joint venture of $204,000 and $11,000 were made to us and to Broe, respectively.

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

During the nine months ended September 30, 2007, the joint venture acquired seven skilled nursing facilities and 14 assisted and independent living facilities located in seven states for approximately $331,000,000. The acquisitions were initially financed by the assumption of $32,621,000 of mortgage financing, $56,000,000 of new mortgage financing, capital contributions from our joint venture partner of approximately $182,000,000 and capital contributions from us of approximately $60,000,000. The joint venture subsequently placed approximately $102,000,000 of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $105,000,000 and $35,000,000 for our joint venture partner and us, respectively. Twelve of the assisted and independent living facilities with a total cost of approximately $143,000,000 were acquired by the joint venture from us, and the related leases were transferred to the joint venture.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2007 increased $47,574,000, or 36%, as compared to the same period in 2006. This was primarily due to revenue increases from our owned facilities and mortgage loans as a result of acquisitions and funding of mortgage loans during 2007 and 2006, as well as the collection of certain receivables and amounts included in the caption “Other assets” on our balance sheets, offset in part by increased interest and general and administrative expenses. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the nine months ended September 30, 2007, we acquired 40 assisted and independent living facilities, 28 skilled nursing facilities, three continuing care retirement centers, two triple-net leased medical office buildings and one non triple-net leased medical office building in 17 separate transactions for an aggregate investment of $424,054,000, including the assumption of $38,925,000 of mortgage financing and $7,298,000 of security deposits and other holdback items. We also funded $16,433,000 in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $138,000,000.

During the nine months ended September 30, 2007, we acquired four medical office buildings through one of our joint ventures with Broe for $26,319,000. We also funded $1,286,000 in capital improvements at certain facilities in accordance with existing lease provisions through our two joint ventures with Broe.

During the nine months ended September 30, 2007, we also acquired seven skilled nursing facilities and 14 assisted and independent living facilities through our unconsolidated joint venture with a state pension fund investor for approximately $331,000,000. Twelve of the assisted and independent living facilities were acquired by the joint venture from us, and the related leases were transferred to the joint venture.

During the nine months ended September 30, 2007, we sold 12 assisted and independent living facilities in three separate transactions to the unconsolidated joint venture we have with a state pension fund investor for $142,756,000, of which we received net cash proceeds of $96,007,000 ($13,461,000 representing our retained ownership interest in the joint venture). The related leases were transferred to the joint venture. The sales resulted in a gain of $39,932,000, of which $29,949,000 ($9,983,000 representing the gain on our retained ownership interest in the joint venture was deferred) is included in gain on sale of facilities to unconsolidated joint venture in continuing operations.

During the nine months ended September 30, 2007, we sold four assets held for sale for $18,787,000, and provided a mortgage loan for the same amount, partially offset by a deferred gain of $9,902,000 that will be recognized in proportion to principal payments received. We also sold one land parcel for $471,000 and 18 bed licenses for net cash proceeds of $233,000, resulting in gains of $66,000 and $39,000, respectively, which are included in gain on sale of facilities in discontinued operations.

During the nine months ended September 30, 2007, we sold one skilled nursing facility, not previously transferred to assets held for sale, to the tenant of the facility pursuant to a purchase option for net cash proceeds of $3,750,000. The sale resulted in a gain of $1,048,000 that is included in gain on sale of facilities in discontinued operations.

On June 29, 2007, we sold 36 skilled nursing facilities to Complete Care Services, Inc., the tenant of the facilities, for net cash proceeds of $124,693,000. The proceeds from this transaction were used to repay amounts outstanding under our revolving senior unsecured credit facility. This transaction resulted in a gain of $60,132,000 that is included in gain on sale of facilities in discontinued operations.

Excluding the loan for the facilities sold in the transaction discussed above, during the nine months ended September 30, 2007, we acquired four mortgage loans secured by six assisted and independent living facilities and four skilled nursing facilities totaling $19,100,000 (including a premium of $428,000). One of the four mortgage loans acquired was prepaid in July 2007 in the amount of $4,737,000. In connection with the acquisition of the four mortgage loans, we acquired $27,695,000 of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded $1,288,000 on existing mortgage loans.

Financing Activities

At September 30, 2007, we had $484,000,000 available under our $700,000,000 revolving senior unsecured credit facility (“Credit Facility”) compared to $561,000,000 at December 31, 2006. The decrease was primarily due to the acquisitions described above, offset in part by the sales of assets and the issuance of common stock discussed below. At our option, borrowings under the Credit Facility bear interest at prime (7.75% at September 30, 2007) or applicable LIBOR plus 0.85% (6.04% at September 30, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

During the nine-month period ended September 30, 2007, we prepaid $27,638,000 of fixed rate secured debt that bore interest at a weighted average rate of 6.62%. The prepayments were funded by borrowings on our Credit Facility and by cash on hand.

During the nine-month period ended September 30, 2007, we repaid $17,000,000 of fixed rate notes with a weighted average rate of 7.31% at maturity and prepaid $4,000,000 of fixed rate notes with a rate of 8.25%. The payments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying senior notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at September 30, 2007 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

During 2006 and 2007 we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 15,000,000 shares of our common stock from time to time through a controlled equity offering program. During the nine-month period ended September 30, 2007, we sold approximately 5,289,000 shares of common stock at a weighted average price of $31.44 resulting in net proceeds of approximately $163,913,000 after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2007 was 2%. During the nine months ended September 30, 2007, we issued approximately 524,000 shares of common stock resulting in net proceeds of approximately $15,538,000.

At September 30, 2007, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at September 30, 2007, we had approximately 2,568,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

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

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance of $484,000,000 on our $700,000,000 Credit Facility and the availability under the shelf registration statements provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250,000,000 in order to hedge the expected interest payments associated with a portion of the $300,000,000 of notes issued in October 2007 as described in Notes 15 and 19 to our consolidated financial statements. The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture.” In June 2006, we entered into two $125,000,000, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of the $350,000,000 of notes issued in July 2006 as described in Note 15 to our consolidated financial statements.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. These risks and uncertainties include (without limitation) the following:

•	general distress of the healthcare industry;

•	the effect of economic and market conditions and changes in interest rates;

•	access to the capital markets and the cost of capital;

•	increasing competition adversely impacting the availability, amount and yield of any additional investments;

•	deterioration of the operating results, occupancy levels or financial condition, including bankruptcies, of our tenants;

•	potential losses on the sale of certain facilities and lost revenues from purchase option exercises, loan repayments, lease expirations and restructurings;

•	changes in the ratings of our debt securities;

•

failure of our operators to comply with governmental reimbursement programs such as Medicare and Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments;

•	the ability of our tenants to meet their payment obligations, including the repayment of deferred rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Part II Item 1A and in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

During the nine months ended September 30, 2007, the borrowings under our unsecured revolving Credit Facility increased from $139,000,000 to $216,000,000.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt other than the housing revenue bonds described above, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2007 of $685,000.

Interest rate increases during 2007 increased the interest expense related to our Credit Facility. Any future interest rate increases will further increase the cost of borrowings on our Credit Facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

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

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There are a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed motions for summary judgment in several of the cases, which along with previously filed motions to strike remain pending before the court. We have also commenced mediation with respect to several of the claims, and in several instances, we have reached a settlement agreement within the limits of our commercial general liability insurance. Seven of the cases are settled, and further mediation is scheduled for November 2007. We would not expect to have rulings on the motions for summary judgment until after conclusion of any mediation.

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

Holders of our outstanding preferred stock have liquidation and other rights that are senior to the rights of the holders of our common stock. Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of September 30, 2007, 900,485 shares of our Series A cumulative preferred step-up REIT securities (“Series A Preferred Stock”) and 1,064,450 shares of our Series B cumulative convertible preferred stock were outstanding. On October 1, 2007, we redeemed all 900,485 outstanding shares of our Series A Preferred Stock. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the Securities and Exchange Commission and shareholder reporting services, as of June 30, 2007, five of our stockholders owned over 5% of our common stock, for a total of approximately 38.2% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Item 6.	Exhibits

Exhibit 3.1*	Articles of Amendment of the Amended and Restated Articles of Incorporation of the Company, filed as Exhibit 3.1 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 3.2*	Articles Supplementary, filed October 23, 2007 with the State Department of Assessments and Taxation of Maryland., filed as Exhibit 3.1 to the Company’s Form 8-K dated October 23, 2007, and incorporated herein by this reference.

Exhibit 4.1*	Indenture, dated October 19, 2007, between the Company and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the Company’s 8-K dated October 19, 2007, and incorporated herein by this reference.

Exhibit 4.2*	Officers’ Certificate, dated October 19, 2007, filed as Exhibit 4.2 to the Company’s 8-K dated October 19, 2007, and incorporated herein by this reference.

Exhibit 4.3*	Form of 6.25% Note due 2013, filed as Exhibit 4.3 to the Company’s 8-K dated October 19, 2007, and incorporated herein by this reference.

Exhibit 10.1*	Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Abdo H. Khoury, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.2*	Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Donald D. Bradley, filed as Exhibit 10.2 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.3*	Amended and Restated Employment Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 10.4*	Form of Change in Control Agreement with certain officers of the Company, including Abdo H. Khoury, Donald D. Bradley and David E. Snyder, filed as Exhibit 10.4 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.

Exhibit 31	Rule 13a-14(a)/15d-14(c) Certifications of chief executive officer and principal financial officer.

Exhibit 32	Section 1350 Certifications of chief executive officer and principal financial officer.

Exhibit 99*	Form of Sales Agreement by and between Nationwide Health Properties, Inc. and Cantor Fitzgerald & Co., filed as Exhibit 99 to the Company’s Form 10-Q dated May 2, 2007, and incorporated herein by this reference.

*	Previously filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Senior Vice President and Chief Financial & Portfolio Officer
(Principal Financial Officer)