Form 10-K
period 2007-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2008-02-25
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,457,974,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2008
Common Stock, $0.10 par value per share	95,242,395 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2008 (Proxy Statement)	Part III

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-K

December 31, 2007

PART I

Item 1.	Business.

General

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

Our operations are organized into two segments – triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of December 31, 2007, the multi-tenant leases segment was comprised exclusively of medical office buildings. We did not invest in multi-tenant leases prior to 2006. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the twelve months ended December 31, 2007, approximately 93% of our revenues are derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

As of December 31, 2007, we had investments in 560 healthcare facilities located in 43 states, consisting of:

Consolidated facilities:

•	260 assisted and independent living facilities;

•	162 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings; and

•	51 multi-tenant medical office buildings, 43 of which are operated by consolidated joint ventures.

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities; and

•	1 continuing care retirement community.

Mortgage loans secured by:

•	19 skilled nursing facilities;

•	11 assisted and independent living facilities; and

•	1 land parcel.

As of December 31, 2007, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures, were operated by 83 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	29
• Ensign Group, Inc.	1
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) accounted for more than 10% of our revenues at December 31, 2007 and are expected to account for more than 10% of our revenues in 2008.

The following table summarizes our top five tenants, the number of facilities each operates and the percentage of our revenues received from each of these tenants as of the end of 2007, as adjusted for facilities acquired and disposed of during 2007:

Operator	Number of Facilities Operated	Percentage of Revenue
Brookdale Senior Living, Inc.	96	16%
Hearthstone Senior Services, L.P.	32	11%
Emeritus Corporation	29	7%
Wingate Healthcare, Inc.	19	6%
Atria Senior Living Group	15	6%

Our leases have fixed initial rent amounts and generally contain annual escalators. Most of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur. We assess the collectibility of our rent receivables, and depending on the circumstances, we may provide a reserve against the receivable balances for the portion, up to the full value, that we estimate may not be recovered.

Our triple-net leased facilities are generally leased under triple-net leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Approximately 85% of these facilities are leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 408 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling $72.2 million. Leases covering 307 facilities contain provisions for property tax impounds, and leases covering 205 facilities contain provisions for capital expenditure impounds. Our multi-tenant facilities generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants).

2007 Investment Activities

During 2007, we acquired 40 assisted and independent living facilities, 29 skilled nursing facilities, three continuing care retirement communities and six triple-net medical office buildings in 18 separate transactions for an aggregate investment of $436.9 million, including the assumption of $38.1 million of mortgage financing and $7.3 million of security deposits and other holdback items. We also acquired 30 multi-tenant medical office buildings, 22 of which were acquired through our consolidated joint ventures, in seven separate transactions for an aggregate investment of $272.5 million, including the assumption of $17.6 million of mortgage financing and $0.1 million of security deposits and other holdback items.

During 2007, we acquired title to one continuing care retirement community previously securing an impaired mortgage loan held by us with a balance of $7.7 million which approximated our estimate of its fair value. In connection with acquiring title to the facility, we entered into a lease for this facility with the former borrower.

During 2007, we also funded $22.2 million in expansions, construction and capital improvements at certain triple-net leased facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally resulted in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project.

During 2007, we also funded $1.3 million in capital improvements at certain multi-tenant facilities operated by our consolidated joint ventures.

During 2007, we acquired 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community through our unconsolidated joint venture with a state pension fund investor for approximately $531 million. The acquisitions were initially financed by the assumption of approximately $32 million of mortgage financing, approximately $182 million of new mortgage financing, capital contributions from our joint venture partner of approximately $238 million and capital contributions from us of approximately $79 million. The joint venture subsequently placed approximately $102 million of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $161 million and $54 million for our joint venture partner and us, respectively. Fourteen of the assisted and independent living facilities, four of the skilled nursing facilities and the continuing care retirement community with a total cost of approximately $227 million were acquired by the joint venture from us, and the related leases were transferred to the joint venture. In addition, the joint venture acquired title to and entered into a lease for one of the skilled nursing facilities for which we previously provided a mortgage loan in the amount of $8.3 million, from the former borrower concurrently with the repayment of such loan to us by the former borrower.

During 2007, we funded two mortgage loans secured by four skilled nursing facilities and three assisted and independent living facilities we sold to the former tenants for a total of $32.9 million ($18.9 million net of deferred gains of $14.0 million) and acquired four mortgage loans secured by six assisted and independent living facilities and four skilled nursing facilities totaling $19.1 million (including a premium of $0.4 million). One of the four mortgage loans acquired was prepaid in July 2007 in the amount of $4.7 million. In connection with the acquisition of the four mortgage loans, we acquired $27.7 million of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded $1.3 million on existing mortgage loans.

At December 31, 2007, we held 17 mortgage loans receivable secured by 19 skilled nursing facilities, 11 assisted and independent living facilities and one land parcel. The mortgage loans receivable had an aggregate principal balance of $144.9 million, which is reduced by aggregate deferred gains and discounts totaling $23.2 million, for a net book value of $121.7 million. The mortgage loans have individual outstanding principal balances ranging from $0.7 million to $33.0 million and have maturities ranging from 2008 to 2024.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation”, e.g., at the corporate and stockholder levels, that usually results from investment in the stock of a corporation. Please see the risk factors found under the heading “Risks Related to Our Taxation as a REIT” under the caption “Risk Factors” for more information.

Objectives and Policies

We are organized to invest in income-producing healthcare related facilities. At December 31, 2007, we had investments in 560 facilities located in 43 states, and we plan to invest in additional healthcare properties in the United States. Other than potentially utilizing joint ventures, we do not intend to invest in securities of, or interests in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

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

At December 31, 2007, we had one series of preferred stock with a liquidation preference totaling $106.4 million, $340.2 million in notes and bonds payable and $1.2 billion in aggregate principal amount of debt securities that are senior to our common stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock. During the past three years we have issued one series of preferred stock senior to our common stock, and while we do not have immediate plans to issue additional equity securities senior to our common stock, we may do so in the future.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. At December 31, 2007, we held 17 mortgage loans secured by 19 skilled nursing facilities, 11 assisted and independent living facilities and one land parcel. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

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

The policies set forth herein have been established by our board of directors and may be changed without stockholder approval.

Properties

Of the 560 facilities in which we have investments, we have direct ownership of:

•	260 assisted and independent living facilities;

•	162 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings; and

•	51 multi-tenant medical office buildings, 43 of which are operated by consolidated joint ventures.

We also have indirect ownership of 34 facilities through our unconsolidated joint venture and have mortgage loans secured by 30 facilities and one land parcel. No individual property held by us is material to us as a whole.

Senior Housing/Assisted and Independent Living Facilities

Assisted and independent living facilities offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to elderly individuals, including those with Alzheimer’s or related dementia, with various levels of assistance requirements. Assisted and independent living residents are provided meals and eat in a central dining area; assisted living residents may also be assisted with some daily living activities with programs and services that allow residents certain conveniences and make it possible for them to live as independently as possible; staff is also available when residents need assistance and for group activities. Services provided to residents who require more assistance with daily living activities, but who do not require the constant supervision skilled nursing facilities provide, include personal supervision and assistance with eating, bathing, grooming and administering medication. Charges for room, board and services are generally paid from private sources.

Medical Office Buildings

Medical office buildings are typically on or near an acute care hospital campus. They usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services.

Long-Term Care/Skilled Nursing Facilities

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

The following table sets forth certain information regarding our owned facilities as of December 31, 2007:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Square Footage (1)	Gross Investment	2007 NOI (2)
				(Dollars in Thousands)
Senior Housing/Assisted and Independent Living Facilities:
Alabama	6	495	—	$42,072	$3,762
Arizona	3	236	—	27,056	2,554
Arkansas	1	32	—	2,150	225
California	20	2,266	—	146,952	21,393
Colorado	3	529	—	45,598	5,787
Connecticut	2	215	—	30,141	3,759
Florida	19	1,537	—	134,403	12,434
Georgia	4	323	—	26,424	2,313
Illinois	2	198	—	21,409	1,854
Indiana	6	269	—	22,121	2,371
Kansas	6	283	—	16,418	2,255
Kentucky	1	44	—	2,783	330
Louisiana	1	80	—	6,704	654
Maryland	1	60	—	5,416	394
Massachusetts	2	228	—	33,104	2,367
Michigan	14	929	—	101,024	9,734
Minnesota	10	343	—	38,720	3,274
Mississippi	3	180	—	14,764	1,255
Missouri	5	171	—	5,502	366
Nevada	2	154	—	13,616	1,194
New Jersey	3	204	—	22,367	2,364
New Mexico	1	96	—	22,377	2,052
New York	3	406	—	43,835	5,131
North Carolina	11	681	—	117,098	9,640
North Dakota	1	48	—	6,302	462
Ohio	13	954	—	89,283	8,430
Oklahoma	4	205	—	22,033	2,070
Oregon	6	409	—	30,117	3,083
Pennsylvania	8	386	—	27,459	2,280
Rhode Island	3	274	—	30,288	2,298
South Carolina	3	117	—	8,357	633
South Dakota	4	183	—	21,257	1,847
Tennessee	12	1,147	—	87,673	6,859
Texas	35	2,462	—	327,312	30,196
Virginia	1	74	—	11,210	982
Washington	11	1,007	—	78,053	6,500
West Virginia	2	156	—	12,455	1,077
Wisconsin	28	1,956	—	158,197	13,085

Subtotals	260	19,337	—	1,852,050	177,264

Long-Term Care/Skilled Nursing Facilities:
Arizona	1	130	—	3,790	383
Arkansas	9	903	—	38,578	4,073
California	3	342	—	10,262	2,190
Connecticut	2	225	—	13,954	179

Facility Location	Number of Facilities	Number of Beds/Units (1)	Square Footage (1)	Gross Investment	2007 NOI (2)
				(Dollars in Thousands)
Florida	4	465	—	15,189	1,633
Georgia	1	100	—	4,342	307
Idaho	1	64	—	792	70
Illinois	2	210	—	5,549	548
Indiana	17	1672	—	72,433	3,907
Kansas	6	425	—	11,109	1,818
Maryland	5	872	—	31,194	4,132
Massachusetts	15	2,079	—	168,204	14,528
Minnesota	3	568	—	25,213	2,172
Mississippi	1	120	—	4,477	482
Missouri	12	1,089	—	51,234	4,991
Nevada	1	140	—	4,389	725
New York	3	440	—	57,601	4,879
North Carolina	1	150	—	2,360	348
Ohio	5	733	—	28,456	2,906
Oklahoma	5	235	—	9,036	456
Pennsylvania	3	257	—	14,032	1,188
South Carolina	4	576	—	36,696	1,238
Tennessee	6	624	—	26,170	2,890
Texas	26	3,058	—	86,117	9,688
Utah	1	65	—	2,793	247
Virginia	6	843	—	28,450	3,450
Washington	6	589	—	35,461	3,978
West Virginia	4	326	—	15,143	1,937
Wisconsin	7	673	—	30,129	3,035
Wyoming	2	217	—	11,986	1,164

Subtotals	162	18,190	—	845,139	79,542

Continuing Care Retirement Communities:
Arizona	1	228	—	12,887	1,528
Colorado	1	119	—	3,116	387
Florida	1	225	—	12,043	718
Maine	3	527	—	39,332	2,671
Massachusetts	1	171	—	14,655	1,518
Oklahoma	1	248	—	8,019	92
Tennessee	1	80	—	3,178	399
Texas	1	354	—	30,870	3,460

Subtotals	10	1,952	—	124,100	10,773

Specialty Hospitals:
Arizona	2	116	—	17,071	2,385
California	2	84	—	39,354	4,051
Texas	3	103	—	12,987	1,553

Subtotals	7	303	—	69,412	7,989

Medical Office Buildings:
Alabama	1	—	61,219	16,706	679
Florida	1	—	37,413	6,274	55
Georgia	4	—	123,980	7,192	794
Illinois	12	—	374,132	35,849	471

Facility Location	Number of Facilities	Number of Beds/Units (1)	Square Footage (1)	Gross Investment	2007 NOI (2)
				(Dollars in Thousands)
Indiana	4	—	55,814	15,718	196
Louisiana	8	—	393,911	22,712	2,287
Missouri	6	—	376,447	42,598	146
Ohio	1	—	66,902	11,486	291
South Carolina	2	—	109,704	13,135	778
Tennessee	1	—	56,973	3,907	618
Texas	7	—	304,078	29,713	1,087
Virginia	3	—	66,460	4,499	277
Washington	7	—	344,904	97,486	1,370

Subtotals	57	—	2,371,937	307,275	9,049

Total Owned Facilities	496	39,782	2,371,937	$3,197,976	$284,617

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units, skilled nursing facilities and specialty hospitals are measured by bed count and medical office buildings are measured by square footage.
(2)	Net operating income (“NOI”) for 2007 for each of the properties we owned at December 31, 2007. NOI is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net facilities as rent revenues. For our multi-tenant facilities, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis. NOI is used to assess performance and to make decisions about resource allocations, although it is a measurement that is not defined by GAAP. We believe that net income is the GAAP measure that is most directly comparable to NOI, however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours. See Note 24 to our consolidated financial statements for a reconciliation of net income to NOI.

Competition

We generally compete with other REITs, including Health Care Property Investors, Inc., Health Care REIT, Inc., Healthcare Realty Trust Incorporated, LTC Properties, Inc., National Health Investors, Inc., Omega Healthcare Investors, Inc., Senior Housing Properties Trust and Ventas, Inc., real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies, pension funds, the Department of Housing and Urban Development and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The tenants that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians, staff and location. Our medical office buildings compete with other medical office buildings in their surrounding areas for tenants, including physicians, dentists, psychologists, therapists and other healthcare providers.

Regulation

Payments for healthcare services provided by the tenants of our facilities are received principally from four sources: private funds; Medicaid, a medical assistance program for the indigent, operated by individual states with the financial participation of the federal government; Medicare, a federal health insurance program for the aged, certain chronically disabled individuals, and persons with end-stage renal disease; and health and other insurance plans. While assisted and independent living facilities and medical office building tenants generally receive private funds, government revenue sources are the primary source of funding for most skilled nursing facilities and specialty hospitals and are subject to statutory and regulatory changes, administrative rulings, and government funding restrictions, all of which may materially increase or decrease the rates of payment to skilled nursing facilities and specialty hospitals and in some cases, the amount of additional rents payable to us under our leases. There is no assurance that payments under such programs will remain at levels comparable to the present levels or be sufficient to cover all the operating and fixed costs allocable to Medicaid and Medicare patients. Decreases in reimbursement levels could have an adverse impact on the revenues of the tenants of our skilled nursing facilities and specialty hospitals, which could in turn adversely impact their ability to make their monthly lease or debt payments to us. Changes in reimbursement levels have very little impact on our assisted and independent living facilities because virtually all of their revenues are paid from private funds.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 22, 2008:

Name	Position	Age
Douglas M. Pasquale	President and Chief Executive Officer	53
Donald D. Bradley	Senior Vice President and Chief Investment Officer	52
Abdo H. Khoury	Senior Vice President and Chief Financial and Portfolio Officer	58
David E. Snyder	Vice President and Controller	36

Douglas M. Pasquale—President and Chief Executive Officer since April 2004 and a director since November 2003. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living, an operator of assisted living facilities, from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International-North America, a hotel ownership and hotel management company, from 1996 to 1998, and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (ASHA) and is a director of Alexander & Baldwin Inc.

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

Employees

As of February 22, 2008, we had 28 employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are electronically filed with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our annual, quarterly and current reports, and amendments to reports are also available, free of charge, on our website at www.nhp-reit.com, as soon as reasonably practicable after those reports are available on the SEC’s website. These materials, together with our Governance Principles, Director Committee Charters and Business Code of Conduct & Ethics referenced below, are available in print to any stockholder who requests them in writing by contacting:

Nationwide Health Properties, Inc.

610 Newport Center Drive, Suite 1150

Newport Beach, California 92660

Attention: Abdo H. Khoury

Availability of Governance Principles and Board of Director Committee Charters

Our board of directors has adopted charters for its Audit Committee, Compensation Committee, Corporate Governance Committee and Investment Committee. Our board of directors has also adopted Governance Principles. The Governance Principles and each of the charters are available on our website at www.nhp-reit.com.

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

RISKS RELATING TO OUR OPERATORS

Our financial position could be weakened and our ability to make distributions could be limited if any of our major operators were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our operators. There may end up being more serious operator financial problems that lead to more extensive restructurings or operator disruptions than we currently expect. This could be unique to a particular operator or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities due to general economic and other factors and continuing increases in liability, insurance premiums and other expenses. These adverse developments could arise due to a number of factors, including those listed below.

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

•

Mortgage Loans.    If an operator defaults under one of our mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to a property and thereafter make substantial improvements or repairs in order to maximize the facility’s investment potential. Operators may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against an enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If an operator seeks bankruptcy protection, the automatic stay of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the operator unless relief is obtained from the court. In addition, an operator would not be required to make principal and interest payments while an automatic stay was in effect. High “loan to value” ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

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

In addition, many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. The balance of straight-line rent receivable at December 31, 2007, net of allowances was $10.7 million. To the extent any of the operators under these leases, for the reasons discussed above, become unable to pay the straight-line rents, we may be required to write down the straight-line rents receivable from those operators, which would reduce our net income.

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

•

Licensing and Certification.    Our operators and facilities are generally subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss of licensure would prevent a facility, or in some cases, potentially all of an operator’s facilities in a state, from operating. Our skilled nursing facilities and specialty hospitals generally require governmental approval, often in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may not be able to satisfy current and future regulatory requirements and may for this reason be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time. State licensing, Medicare and Medicaid laws also require our operators of nursing homes and assisted living facilities to comply with extensive standards governing operations, including federal conditions of participation. Federal and state agencies administering those laws regularly inspect our facilities and investigate complaints. Our operators and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our operators’ ability to operate and therefore pay rent to us.

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

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients or assisted and independent living facility covered residents or their families has resulted in very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our operators. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our operators to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposure. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially exposing us to those risks, this could cause our operators to be unable to pay their lease or mortgage payments, potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

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

The healthcare industry is highly competitive, and we expect that it may become more competitive in the future. Our operators are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, past overbuilding in the assisted and independent living market caused a slow-down in the fill-rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services and adversely impacted the occupancy of mature properties. This in turn resulted in lower revenues for the operators of certain of our facilities and contributed to the financial difficulties of some operators. While we believe that overbuilt markets should reach stabilization in the next several years and are less of a problem today due to minimal development, we cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our operators are expected to encounter increased competition in the future, including through industry consolidation, that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

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

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain. Because of this distribution requirement, we will not be able to fund, from cash retained from operations, all future capital needs, including capital needs to satisfy or refinance maturing commitments and to make investments. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our growth potential and our current and potential future earnings and cash distributions and the market price of the shares of our capital stock. In the early 2000’s, difficult capital market conditions in our industry limited our access to capital and as a result our level of new investments decreased. Although we believe our access to capital today is good, we may again encounter difficult market conditions that could limit our access to capital. This could limit our ability to make future investments or possibly affect our ability to meet our maturing commitments.

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

For the year ended December 31, 2007, as adjusted for facilities acquired and disposed of during that period, Brookdale accounted for 16% of our revenues and has been actively pursuing the acquisition of other operators, which may include other tenants of ours. During 2006, Brookdale acquired two of our tenants that had previously accounted for 9% of our revenues. For the year ended December 31, 2007, as adjusted for facilities acquired and disposed of during that period, Hearthstone accounted for 11% of our revenues. We cannot assure you that Brookdale and Hearthstone will continue to satisfy their obligations to us. The failure or inability of Brookdale and/or Hearthstone to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

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

We may recognize impairment charges or losses on the sale of certain facilities.

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

If the holders of our senior notes exercise their rights to require us to repurchase their securities, we may have to make substantial payments, incur additional debt or issue equity securities to finance the repurchase.

Some of our senior notes grant the holders the right to require us, on specified dates, to repurchase their securities at a price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If the holders of these securities elect to require us to repurchase their securities, we may be required to make significant payments, which would adversely affect our liquidity. Alternatively, we could finance the repurchase through the issuance of additional debt securities, which may have terms that are not as favorable as the securities we are repurchasing, or equity securities, which will dilute the interests of our existing stockholders.

Our level of indebtedness may adversely affect our financial results.

As of December 31, 2007, we had total consolidated indebtedness of $1.5 billion and total assets of $3.1 billion. We expect to incur additional indebtedness in the future. The risks associated with financial leverage include:

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

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the SEC and shareholder reporting services, as of December 31, 2007, six of our stockholders owned at least five percent of our common stock and held an aggregate of approximately 44.8% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Holders of our outstanding preferred stock have rights that are senior to the rights of holders of our common stock, have significant influence over our affairs, and their interests may differ from those of our other stockholders.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of December 31, 2007, 1,064,450 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

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

In order to protect us against the risk of losing our REIT status for U.S. federal income tax purposes, our charter and bylaws prohibit (i) the beneficial ownership by any single person of more than 9.9% of the issued and outstanding shares of our stock, by value or number of shares, whichever is more restrictive, and (ii) any transfer that would result in beneficial ownership of our stock by fewer than 100 persons. We have the right to redeem shares acquired or held in excess of the ownership limit. In addition, if any acquisition of our common or preferred stock violates the 9.9% ownership limit, the subject shares are automatically transferred to a trust temporarily for the benefit of a charitable beneficiary and, ultimately, are transferred to a person whose ownership of the shares will not violate the ownership limit. Furthermore, where such transfer in trust would not prevent a violation of the ownership limits, the prohibited transfer is treated as void ab initio. The ownership limit may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our stockholders’ ability to realize a premium over the market price for the shares of our common stock. Our board of directors has increased the ownership limit to 20% with respect to one of our stockholders, Cohen & Steers, Inc. (“Cohen & Steers”). Cohen & Steers beneficially owned 6,866,990 of our shares, or approximately 7.2% of our common stock, as of December 31, 2007. Our board of directors has increased the ownership limit to 15% with respect to one of our stockholders, ING Groep N.V. (“ING”). ING beneficially owned 10,487,169 of our shares, or approximately 11.1% of our common stock, as of December 31, 2007.

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

RISKS RELATED TO OUR TAXATION AS A REIT

If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our common stock. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from ‘‘qualified dividends’’ payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, and state or local income, property and transfer taxes. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from that dealer property or inventory, we may hold some of our non-healthcare assets through taxable REIT subsidiaries, or TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. We will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements with respect to our TRS limits our flexibility in operating or managing certain properties through our TRS.

A TRS may not directly or indirectly operate or manage a healthcare facility. For REIT qualification purposes, the definition of a ‘‘healthcare facility’’ means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which, immediately before the termination, expiration, default, or breach of the lease of or mortgage secured by such facility, was operated by a provider of such services which was eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to such facility. If the IRS were to treat a subsidiary corporation of ours as directly or indirectly operating or managing a healthcare facility, such subsidiary would not qualify as a TRS, which could jeopardize our REIT qualification under the REIT gross asset tests.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we continually must satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute ‘‘gross income’’ for purposes of the 95% gross income test, but would generally constitute non-qualifying income for purposes of the 75% gross income test, unless certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through one of our domestic TRSs. This could increase the cost of our hedging activities because our domestic TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

You should recognize that the present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules that affect REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

See Item 1 for details.

Item 3.	Legal Proceedings.

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the fall of 2008.

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the remaining claims are still in the process of discovery and motion practice, it is not possible to predict the ultimate outcome of these claims.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2006 to December 31, 2007, as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our board of directors and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of directors deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

	High	Low	Dividend
2007
First quarter	$34.52	$29.63	$0.41
Second quarter	35.01	26.00	0.41
Third quarter	31.21	22.63	0.41
Fourth quarter	33.90	27.22	0.41
2006
First quarter	$23.50	$21.15	$0.38
Second quarter	22.71	19.67	0.38
Third quarter	27.03	22.13	0.39
Fourth quarter	31.00	26.36	0.39

As of February 22, 2008 there were approximately 597 holders of record of our common stock.

We currently maintain two equity compensation plans: the 1989 Stock Option Plan (the “1989 Plan”) and the 2005 Performance Incentive Plan (the “2005 Plan”). Each of these plans has been approved by our stockholders. The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding options, warrants and rights (including restricted stock units and performance shares); the weighted-average exercise price of outstanding options, warrants and rights; and the number of shares remaining available for future award grants under the plans as of December 31, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,170,627	(1)(2)	$18.80	(3)	2,057,730	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	1,170,627		$18.80		2,057,730

(1)	Of these shares, 569,749 were subject to stock options then outstanding under the 1989 Plan. In addition, this number includes an aggregate of 600,878 shares that were subject to restricted stock units, performance shares and stock appreciation rights awards then outstanding under the 2005 Plan.
(2)	This number does not include an aggregate of 7,000 unvested shares of restricted stock then outstanding under the 1989 Plan and 106,610 shares of unvested restricted stock then outstanding under the 2005 Plan.

(3)	This number reflects the weighted-average exercise price of outstanding stock options and has been calculated exclusive of restricted stock units, performance shares and stock appreciation rights outstanding under the 2005 Plan.
(4)	All of these shares were available for grant under the 2005 Plan. The shares available under the 2005 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2005 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance shares.

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

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Operating Data:
Revenues	$329,238	$244,856	$179,662	$144,760	$120,712
Income from continuing operations	145,969	65,016	45,322	42,241	27,643
Discontinued operations	78,489	120,561	24,619	32,581	25,799
Net income	224,458	185,577	69,941	74,822	53,442
Preferred stock dividends	(13,434)	(15,163)	(15,622)	(11,802)	(7,677)
Preferred stock redemption charge	—	—	(795)	—	—
Income available to common stockholders	211,024	170,414	53,524	63,020	45,765
Dividends paid on common stock	150,819	120,406	100,179	99,666	88,566

Per Share Data:
Diluted income from continuing operations available to common stockholders	$1.46	$0.64	$0.43	$0.46	$0.36
Diluted income available to common stockholders	2.32	2.19	0.79	0.95	0.82
Dividends paid on common stock	1.64	1.54	1.48	1.48	1.57

Balance Sheet Data:
Investments in real estate, net	$2,961,442	$2,583,515	$1,786,075	$1,637,390	$1,317,969
Total assets	3,144,353	2,704,814	1,867,220	1,710,111	1,384,555
Borrowings under credit facility	41,000	139,000	224,000	186,000	63,000
Senior notes due 2008-2038	1,166,500	887,500	570,225	470,000	540,750
Notes and bonds payable	340,150	355,411	236,278	187,409	133,775
Stockholders’ equity	1,482,693	1,243,809	781,032	815,826	602,407

Other Data:
Net cash provided by operating activities	$240,528	$175,418	$152,887	$119,237	$93,305
Net cash used in investing activities	(395,006)	(658,305)	(144,126)	(296,225)	(13,588)
Net cash provided by (used in) financing activities	159,190	487,577	(7,229)	174,735	(77,378)
Diluted weighted average shares outstanding	91,129	77,879	67,446	66,211	55,654

Reconciliation of Funds from Operations (1):
Net income	$224,458	$185,577	$69,941	$74,822	$53,442
Preferred stock dividends	(13,434)	(15,163)	(15,622)	(11,802)	(7,677)
Preferred stock redemption charge	—	—	(795)	—	—
Real estate related depreciation	100,340	77,714	56,670	47,541	42,966
Depreciation in income from unconsolidated joint venture	1,703	—	246	745	751
Loss (gain) on sale of facilities	(118,114)	(96,791)	(4,908)	(3,750)	2,725
Loss (gain) on sale of facilities from unconsolidated joint venture	—	—	(330)	116	—

Funds from operations available to common stockholders	$194,953	$151,337	$105,202	$107,672	$92,207

(1)	We believe that funds from operations is an important non-GAAP supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate funds from operations in accordance with the National Association of Real Estate Investment Trusts’ definition. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

To facilitate your review and understanding of this section of our report and the financial statements that follow, we are providing an overview of what management believes are the most important considerations for understanding our company and its business—the key factors that drive our business and the principal associated risks.

Who We Are

We are an investment grade rated (since 1994), public equity, healthcare REIT that seeks to provide stockholders with an attractive total return (comprised of a secure, growing dividend and stock appreciation) by passively investing in healthcare properties. The healthcare sector is relatively recession resistant and presents unique growth potential as evidenced by the well known favorable demographics and increasing market penetration of a rapidly growing senior population, the increased use of healthcare services led by the aging “baby boomer” generation and, in each case, the corresponding recognized need for additional and improved healthcare facilities and services. Our management team has extensive operating backgrounds in senior housing and long-term care that we believe provides us a competitive advantage in these sectors. In addition, as described in greater detail below under “Focus and Outlook for 2008”, we have embarked on a strategic initiative to establish and grow a full service medical office building platform comprised of a Class A portfolio of facilities backed by well regarded property management services and development capabilities.

What We Invest In

We invest passively in the following types of geographically diversified healthcare properties:

•

Senior Housing/Assisted and Independent Living Facilities (ALFs, ILFs and ALZs). This primarily private pay-backed sector breaks down into three principal categories, each of which may be operated on a stand alone basis or combined with one or more of the others into a single facility or campus:

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

•

Medical Office Buildings (MOBs). MOBs are typically on or near an acute care hospital campus. They usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. MOB tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services.

How We Do It

Using a three-prong foundation that focuses on proactive capital management, active portfolio management and quality funds from operations (“FFO”) growth, we typically invest in senior housing, long-term care facilities and medical office buildings as provided below.

•

Senior Housing and Long-Term Care (Including CCRCs). We primarily make our investments in these properties passively by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. In addition, but to a much lesser extent because we view the risks of this activity to be greater, from time to time, we extend mortgage loans and other financing to tenants, generally at higher rates than we charge for rent on our owned facilities. Currently, about 93% of our revenues from this area are derived from our leases, with the remaining 7% from our mortgage loans and other financing.

•

Medical Office Buildings (MOBs). Through 2007, we have primarily made our investments in MOBs through joint ventures with specialists in this sector. Our partner typically manages the venture and provides property management services. Since an MOB generally has several tenants under separate leases, these services typically include rent collection from disparate tenants, re-marketing space as it becomes vacant and other day-to-day property management. In addition, to the extent the leases are not triple-net, the services include active management and responsibility for many of the MOB’s associated operating expenses (although many of these are, or can effectively be, passed through to the tenants as well).

How We Measure Our Progress—Funds from Operations

We believe that FFO is an important non-GAAP supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, FFO is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore discuss FFO, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ definition. FFO does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (it does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

What We Have Accomplished Over the Last Three Years

We have enjoyed numerous successes since the end of 2004, perhaps the most notable of which are as follows:

•

Management—Smooth Senior Management Transition. The entire senior management team was reconstituted during 2004 and 2005. Douglas Pasquale became our Chief Executive Officer, followed shortly by the promotion of Donald Bradley to Chief Investment Officer, the hiring of Abdo Khoury as Chief Portfolio Officer and his subsequent promotion to Chief Financial and Portfolio Officer, coupled with the promotion of David Snyder to Vice President and Controller.

•

Investments. We invested, directly and through our consolidated and unconsolidated joint ventures, $2.3 billion in the last three years, after having invested only $575.0 million in the previous three-year period. In addition, with over $1.0 billion of closed investments in 2007, we achieved our fourth consecutive record investment year.

➢	Doubled Investment Portfolio—Our net investments in real estate have grown from $1.6 billion at the end of 2004 to $3.0 billion at the end of 2007.

➢

Increased Focus on Private Pay Senior Housing—Due in large part to our extensive senior housing operating backgrounds, we have been able to acquire a variety of senior housing portfolios that have increased the private pay component of our revenues from 52% at the end of 2004 to 71% at the end of 2007.

➢

Further Asset Diversification with Investment in Medical Office Buildings—In the first quarter of 2006, we completed our first investment in MOBs. At the end of 2007, this asset class represented 10% of our investments and, as described in greater detail below under “Focus and Outlook for 2008”, is expected to grow substantially as a result of our strategic initiative dedicated to the establishment of a full service MOB platform.

•

Capital—More Flexible and Diverse Structure and Conservative Balance Sheet. Our overall capital goal has been to balance the debt and equity components of our capital structure, increase our sources of capital, enhance our credit statistics, preserve and strengthen our investment grade credit ratings (Moody’s Investors Service: Baa3, Standard & Poor’s Ratings Service: BBB- and Fitch Ratings: BBB-) and improve our cost of capital to position ourselves to make accretive acquisitions in an increasingly competitive market. We believe we have accomplished all of these goals, with the following items being particularly noteworthy:

➢	Credit Facility—Increased from $400 million at the end of 2004 to our current $700 million facility with substantially improved terms.

➢	Capital Markets—Issued approximately $265 million of equity and $900 million of long-term debt in marketed deals with industry standard covenants.

➢

Controlled Equity Offering—Implemented a program in 2006 under which we periodically issue equity at an average price over the volume weighted average price, subject to fees of under 2%. To date, we have issued approximately 15 million shares of common stock under this program, resulting in net proceeds of approximately $423 million.

➢

Institutional Joint Venture Capital—Formed a joint venture in January 2007 with a state pension fund investor advised by Morgan Stanley Real Estate to provide an additional capital source. The joint venture has invested $531 million in assisted and independent living facilities, skilled nursing facilities and continuing care retirement communities, including $227 million in facilities acquired by the joint venture from us, and has an approved capacity to invest up to $975 million in these property types.

➢

Asset Management Capital—Sold 36 skilled nursing facilities primarily located in Texas with an average age of 35 years for $128 million (an 8.5% capitalization rate on our rent) in 2007 and invested a total of $362 million in 2007 in skilled nursing facilities, including $151 million through our unconsolidated joint venture in much newer skilled nursing facilities with an average starting rent rate of 8.3%. This follows the 2006 sale to Brookdale of senior housing assets previously leased to them of about $150 million (a 6.7% capitalization rate on our rent), with the proceeds reinvested at an 8.3% starting rent rate in new investments with new growth oriented customers.

•

Portfolio Management—Implemented Sophisticated Program. Since the end of 2004, we have dramatically upgraded our portfolio management program by developing a proprietary software system and adding five dedicated portfolio management personnel. We believe we now have one of the most sophisticated portfolio management programs in our industry.

•

Dividend—Secure and Growing. We have lowered our dividend coverage ratio (dividends per share divided by normalized FFO per share) from 90% at the end of 2004 to 79% at the end of 2007 while raising our annual dividend by 11%.

Focus and Outlook for 2008

In 2008 we will focus on improving our net income and FFO on an absolute and per share basis and further diversifying our portfolio. We will also explore alternative capital sources, investment structures, joint ventures and property types that would enable us to compete more effectively in the markets in which we currently invest.

On February 25, 2008, we announced we have entered into an agreement with Pacific Medical Buildings LLC, a California limited liability company (“PMB”), and certain of its affiliates, to acquire up to 18 MOBs for $747.6 million. The 18 MOBs, which comprise approximately 1.6 million square feet and include six that are currently in development, are located in California (12), Nevada (3), Hawaii (1), Oregon (1) and Arizona (1). The acquisition of each of the MOBs is subject to the satisfaction of customary closing conditions. Fourteen of the MOBs are expected to be acquired in 2008, two in 2009 and two in 2010. At the first closing under the agreement with PMB, we will enter into an agreement with PMB in which we will obtain the right, but not the obligation, to acquire up to $1 billion of MOBs to be developed by PMB over the following seven years. We also entered into an agreement with PMB to acquire a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. In consideration for the 50% interest, we will pay $1 million at closing, and may make additional payments in the future based on operating profits through 2010. PMBRES will provide property and asset management services for the MOBs that will be acquired in this transaction and for other facilities we acquired in 2007. It will receive an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees.

With respect to our triple-net lease business, we expect the rent escalators in our leases, generally between 1% and 3%, to generate substantial net income growth and FFO growth. While the market remains extremely competitive, we continue to see potentially attractive investment opportunities that we will carefully evaluate.

In management’s view, there are several principal near-term challenges we face in achieving our business objectives. The first principal challenge is closing our announced transaction with PMB to achieve our strategic initiative dedicated to the establishment of a full service MOB platform. This will entail the successful completion of our confirmatory due diligence and the fulfillment of a number of closing conditions, many of which are outside our control. The second principal challenge is the continued availability of competitively priced capital. This in turn is largely dependent on external factors such as interest rates, debt capital market volatility and availability and equity market volatility. During the second half of 2007 and early 2008, both the debt and equity markets have been generally very unfavorable, although there have occasionally been periods with good availability and pricing. In addition, if there is a recession during 2008, it could further limit our access to capital. The third principal challenge we face is possible further consolidation at the REIT or operator levels which is likely to result in better capitalized competitors and fewer customers, respectively. Finally, although we think less likely, there may be operator financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular operator or it could be industry wide, such as federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, reduced occupancies for our assisted and independent living facilities due to general economic and other factors or increases in liability insurance premiums or other expenses.

Critical Accounting Estimates

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with accounting principles generally accepted in the United States, including Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Most of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may have to record a reserve to reduce or further reduce the rental revenue recognized or to reserve or further reserve the existing straight-line rent receivable balance.

We recorded $2.9 million of revenues in excess of cash received during 2007, $0.8 million of revenues in excess of cash during 2006 and $1.0 million of cash received in excess of revenues during 2005. We have straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $10.7 million at December 31, 2007, and $7.8 million at December 31, 2006. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts recorded.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 20 to 40 years depending on factors including building type, age, quality and location. A significant portion of the cost of each property is allocated to buildings. For our triple-net leased buildings, this amount generally approximates 90%. For medical office buildings that are not leased under a single triple-net lease, this percentage may be substantially lower as we allocate purchase prices in accordance with SFAS No. 141 Business Combinations (SFAS No. 141) which generally results in substantial allocations to assets such as lease-up intangible assets, above/below market tenant and ground lease intangible assets and in-place lease intangible assets, collectively “Intangible lease assets”, included in the caption “Other assets” on our balance sheets.

The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We amortize intangible lease assets over the remaining lease terms of the respective leases. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 142 and 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. No impairment charges were recorded during the year ended December 31, 2007. During the year ended December 31, 2006, we recognized impairment charges of $0.1 million related to two skilled nursing facilities in assets held for sale to write them down to their estimated fair values less selling costs.

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

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets or liabilities or nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 is effective January 1, 2009 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. SFAS No. 157 is not expected to have a material impact on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51 (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 141R will have on our results of operations and financial position.

Operating Results

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Triple-net lease rental income increased $69.5 million, or 31%, in 2007 as compared to 2006. The increase was primarily due to rental income from 81 facilities acquired in 2007, 84 facilities acquired during 2006 and rent increases at existing facilities. We also recognized $2.4 million of triple-net lease rental income related to non-recurring settlements of delinquent tenant obligations.

Operating rent was generated by our multi-tenant medical office buildings and increased $6.4 million, or 66%, in 2007 as compared to 2006. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through our consolidated joint ventures and to recognizing 12 months of rent in 2007 as compared to approximately 11 months of rent in 2006 for 21 multi-tenant medical office buildings acquired in 2006 through one of our consolidated joint ventures.

Interest and other income increased $8.5 million, or 64%, in 2007 as compared to 2006. The increase was primarily due to two loans funded and four mortgage loans and five other loans acquired during 2007, five loans funded during 2006 and commitment fees included in other income, partially offset by loan repayments. We also recognized $1.3 million of other income related to non-recurring settlements of delinquent tenant obligations.

Interest and amortization of deferred financing costs increased $12.0 million, or 13%, in 2007 as compared to 2006. The increase was primarily due to increased borrowings to fund acquisitions in 2007 and 2006, including the issuance of $300 million of notes in October 2007 and $350 million of notes in July 2006, and the assumption of $55.7 million of secured debt during 2007 and $134.5 million during 2006, partially offset by interest savings from the prepayment of $25.4 million of secured debt and the transfer of $4.7 million of secured debt during 2007 and the prepayment of $41.8 million of secured debt during 2006. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture.

Depreciation and amortization increased $28.0 million, or 41%, in 2007 as compared to 2006. The increase was primarily due to the acquisition of 109 facilities, including 30 multi-tenant medical office buildings, in 2007 and 105 facilities, including 21 multi-tenant medical office buildings, during 2006.

General and administrative expenses increased $8.8 million, or 56%, in 2007 as compared to 2006. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation, other performance based awards and increased staff levels, and increases in other general corporate expenses.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $2.5 million, or 40%, in 2007 as compared to 2006. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through our consolidated joint ventures and to recognizing 12 months of expense in 2007 as compared to approximately 11 months of expense in 2006 for 21 multi-tenant medical office buildings acquired in 2006 through one of our consolidated joint ventures.

Income from unconsolidated joint venture represents our share of the income generated by our joint venture with a state pension fund investor and our management fee calculated as a percentage of the equity investment in the joint venture. The joint venture made its first investments in March 2007.

Gain on sale of facilities to unconsolidated joint venture represents 75% of the total gain related to the sale of facilities by us to this joint venture. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our balance sheets. Please see the caption “Investment in Unconsolidated Joint Venture” below for more information regarding the unconsolidated joint venture.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. Discontinued operations income decreased $42.1 million in 2007 as compared to 2006. Discontinued operations income of $78.5 million for 2007 was comprised of gains on sale of $72.1 million and rental income of $10.8 million, partially offset by depreciation of $4.1 million and interest expense of $0.3 million. Discontinued operations income of $120.6 million for 2006 was comprised of gains on sale of $96.8 million, rental income of $33.6 million and interest and other income of $0.2 million, partially offset by depreciation of $9.5 million, interest expense of $0.3 million, impairment charges of $0.1 million and general and administrative expenses of $0.1 million. The difference in the composition of discontinued operations income, excluding the gains, was primarily caused by the inclusion of income from facilities sold in 2006 and 2007 in discontinued operations in 2006 while only income from facilities sold in 2007 is included in discontinued operations in 2007. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Triple-net lease rental income increased $52.6 million, or 31%, in 2006 as compared to 2005. The increase was primarily due to rental income from 84 facilities acquired in 2006, 64 facilities acquired during 2005 and rent increases at existing facilities.

Operating rent was generated by the multi-tenant medical office building portfolio we acquired during the first quarter of 2006 through one of our consolidated joint ventures.

Interest and other income increased $2.9 million, or 28%, in 2006 as compared to 2005. The increase was primarily due to five loans funded during 2006, two loans funded during 2005 and a lease assumption fee included in other income, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $23.0 million, or 34%, in 2006 as compared to 2005. The increase was primarily due to increased borrowings to fund acquisitions in 2006 and 2005, including the issuance of $350 million of notes in July 2006, an increase in the interest rates on our floating rate debt, the assumption of $134.5 million of secured debt during 2006 and $70.5 million during 2005 and obtaining a loan on the medical office building portfolio for $32.0 million, partially offset by interest savings from the prepayment of $41.8 million of secured debt during 2006 and the extinguishment of $131.8 million of notes in August 2005.

Depreciation and amortization increased $23.6 million, or 52%, in 2006 as compared to 2005. The increase was primarily due to the acquisition of 105 facilities, including 21 multi-tenant medical office buildings, in 2006 and 64 facilities during 2005, as well as the amortization of lease related intangible assets in one of our consolidated joint ventures.

General and administrative expenses increased $1.4 million, or 10%, in 2006 as compared to 2005. The increase was primarily due to the amortization of restricted stock grants and increases in other general corporate expenses.

Medical office building operating expenses relate to the operations of the multi-tenant medical office building portfolio that was acquired during the first quarter of 2006 through one of our consolidated joint ventures.

During 2005, we recognized an impairment charge of $0.3 million in continuing operations. The impairment related to a receivable from the operator of two facilities, one of which was impaired for $6.7 million in 2005, which portion of the impairment is reported in discontinued operations because we transferred the building to assets held for sale

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. Discontinued operations income increased $95.9 million in 2006 as compared to 2005. Discontinued operations income of $120.6 million for 2006 was comprised of gains on sale of $96.8 million, rental income of $33.6 million and interest and other income of $0.2 million, partially offset by depreciation of $9.5 million, interest expense of $0.3 million, impairment charges of $0.1 million and general and administrative expenses of $0.1 million. Discontinued operations income of $24.6 million for 2005 was comprised of rent revenue of $42.2 million and gains on sale of $4.9 million, partially offset by depreciation of $12.3 million, asset impairment charges of $9.7 million, interest expense of $0.3 million and general and administrative expenses of $0.1 million. The difference in the composition of discontinued operations income (excluding the gains and impairments) was primarily caused by the fact that income from facilities sold during 2005 and 2006 is included in discontinued operations in 2005 while only income from facilities sold in 2006 is included in discontinued operations in 2006. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of December 31, 2007, we had leases on 10 facilities expiring in 2008. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $46 million during 2008.

We expect to make additional acquisitions during 2008, although we cannot predict the quantity and timing of any such acquisitions. As we make additional investments in facilities, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset any revenue increases and could reduce revenues.

Investment in Consolidated Medical Office Building Joint Ventures

NHP/Broe, LLC

In December 2005, we entered into a joint venture with The Broe Companies (“Broe”) called NHP/Broe, LLC (“Broe I”) to invest in multi-tenant medical office buildings. We hold a 90% equity interest in the venture and Broe holds a 10% equity interest. Broe is the managing member of Broe I, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by this joint venture prior to 2006. All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.

During 2007, the Broe I joint venture funded $0.9 million in capital improvements at certain facilities in accordance with existing lease provisions.

During 2007, the Broe I joint venture sold two of five buildings within one medical office building campus for $0.9 million. The sale resulted in a gain of $0.4 million, of which $0.3 million ($0.1 million representing Broe’s share of the gain) is included in gain on sale of facilities in discontinued operations.

During 2007, cash distributions from the Broe I joint venture of $0.5 million and $0.1 million were made to us and to Broe, respectively. During 2006, cash distributions from the Broe I joint venture of $1.4 million and $0.2 million were made to us and to Broe, respectively.

NHP/Broe II, LLC

In February 2007, we entered into a second joint venture with Broe called NHP/Broe II, LLC (“Broe II”) to invest in multi-tenant medical office buildings. We hold a 95% equity interest in the venture and Broe holds a 5% equity interest. Broe is the managing member of Broe II, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

During 2007, the Broe II joint venture acquired 16 multi-tenant medical office buildings located in four states. The purchase price totaled $94.0 million, of which $60.2 million was allocated to real estate with the remaining $33.8 million allocated to other assets and liabilities. The acquisitions were originally financed with a bridge loan from us of $5.7 million and capital contributions of $83.9 million and $4.4 million, from us and Broe, respectively. The bridge loan from us was replaced on August 1, 2007 by third party mortgage financing in the amount of $5.2 million (funding up to $5.9 million is available under the financing agreements). The Broe II joint venture subsequently placed an additional $4.0 million of mortgage financing on a portion of the portfolio resulting in cash distributions reducing net capital contributions to approximately $80.1 million and $4.2 million for us and Broe, respectively.

During 2007, the Broe II joint venture also funded $0.4 million in capital improvements at certain facilities in accordance with existing lease provisions.

During 2007, cash distributions from the Broe II joint venture of $0.8 million and $44,000 were made to us and to Broe, respectively.

McShane/NHP JV, LLC

In December 2007, we entered into a joint venture with McShane Medical Office Properties, Inc. (“McShane”) called McShane/NHP JV, LLC (“McShane/NHP”) to invest in multi-tenant medical office buildings. We hold a 95% equity interest in the venture and McShane holds a 5% equity interest. McShane is the managing member of McShane/NHP, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

In December 2007, the McShane/NHP joint venture acquired six multi-tenant medical office buildings located in one state. The purchase price totaled $46.5 million, of which $42.6 million was allocated to real estate with the remaining $3.9 million allocated to other assets and liabilities. The acquisitions were originally financed with a bridge loan from us of $31.2 million and capital contributions of $14.5 million and $0.8 million, from us and McShane, respectively.

No cash distributions were made from the McShane/NHP joint venture during 2007.

Investment in Unconsolidated Joint Venture

In January 2007, we entered into a joint venture with a state pension fund investor. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments with approximately 40% equity contributions and 60% debt. The original approved investment target was $475 million, but we exceeded that amount in 2007, and the total potential investment amount has been increased to $975 million. The financial statements of the joint venture are not consolidated in our financial statements as our joint venture partner has substantive participating rights, and our investment is accounted for using the equity method.

During 2007, the joint venture acquired 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states for approximately $531 million. The acquisitions were initially financed by the assumption of approximately $32 million of mortgage financing, approximately $182 million of new mortgage financing, capital contributions from our joint venture partner of approximately $238 million and capital contributions from us of approximately $79 million. The joint venture subsequently placed approximately $102 million of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $161 million and $54 million for our joint venture partner and us, respectively. Fourteen of the assisted and independent living facilities, four of the skilled nursing facilities and the continuing care retirement community with a total cost of approximately $227 million were acquired by the joint venture from us, and the related leases were transferred to the joint venture. In addition, the joint venture acquired title to and entered into a lease for one of the skilled nursing facilities for which we previously provided a mortgage loan in the amount of $8.3 million, from the former borrower concurrently with the repayment of such loan to us by the former borrower.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $65.1 million, or 37%, in 2007 as compared to 2006. This was primarily due to revenue increases from our owned facilities and mortgage loans as a result of acquisitions and funding of mortgage loans during 2007 and 2006 and rent increases at existing facilities, as well as the collection of certain receivables and amounts included in the caption “Other assets” on our balance sheets, offset in part by increased interest and general and administrative expenses and revenue reductions caused by the sale of facilities during 2007. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During 2007, we acquired 40 assisted and independent living facilities, 29 skilled nursing facilities, three continuing care retirement communities and six triple-net medical office buildings in 18 separate transactions for an aggregate investment of $436.9 million, including the assumption of $38.1 million of mortgage financing and $7.3 million of security deposits and other holdback items. We also acquired 30 multi-tenant medical office buildings, 22 of which were acquired through our consolidated joint ventures, in seven separate transactions for an aggregate investment of $272.5 million, including the assumption of $17.6 million of mortgage financing and $0.1 million of security deposits and other holdback items. We also funded $22.2 million in expansions, construction and capital improvements at certain triple-net leased facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $144.9 million.

During 2007, we also funded $1.3 million in capital improvements at certain facilities in accordance with existing lease provisions through our two consolidated joint ventures with Broe.

During 2007, we also acquired 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community through our unconsolidated joint venture with a state pension fund investor for approximately $531 million. The acquisitions were initially financed by the assumption of approximately $32 million of mortgage financing, approximately $182 million of new mortgage financing, capital contributions from our joint venture partner of approximately $238 million and capital contributions from us of approximately $79 million. The joint venture subsequently placed approximately $102 million of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $161 million and $54 million for our joint venture partner and us, respectively. Fourteen of the assisted and independent living facilities, four of the skilled nursing facilities and the continuing care retirement community were acquired by the joint venture from us, and the related leases were transferred to the joint venture.

During 2007, we sold 14 assisted and independent living facilities, four skilled nursing facilities and one continuing care retirement community in four separate transactions to the unconsolidated joint venture we have with a state pension fund investor for $226.7 million from which we received net cash proceeds of $161.5 million ($31.3 million representing our retained ownership interest in the joint venture, and $33.9 million representing debt and other liabilities assumed by the joint venture). The related leases were transferred to the joint venture.

The sales resulted in a gain of $61.4 million, of which $46.0 million is included in gain on sale of facilities to unconsolidated joint venture in continuing operations ($15.4 million representing that portion of the gain attributable to our retained ownership interest in the joint venture, which was deferred).

During 2007, we sold seven skilled nursing facilities and one independent and assisted living facility to the tenants of the facilities pursuant to purchase options, none of which were previously transferred to assets held for sale, for net cash proceeds of $43.2 million. We sold one skilled nursing facility to the tenant of the facility for net cash proceeds of $1.1 million. The sales resulted in a total gain of $11.4 million that is included in gain on sale of facilities in discontinued operations.

During 2007, we sold 36 skilled nursing facilities leased to Complete Care Services, Inc. for net cash proceeds of $124.7 million. The proceeds from this transaction were used to repay amounts outstanding under our Credit Facility. This transaction resulted in a gain of $60.1 million that is included in gain on sale of facilities in discontinued operations.

During 2007, the Broe I joint venture sold two of five buildings within one medical office building campus for $0.9 million. The sale resulted in a gain of $0.4 million, of which $0.3 million ($0.1 million representing Broe’s share of the gain) is included in gain on sale of facilities in discontinued operations.

During 2007, we acquired four mortgage loans secured by six assisted and independent living facilities and four skilled nursing facilities totaling $19.1 million (including a premium of $0.4 million). One of the four mortgage loans acquired was prepaid in July 2007 in the amount of $4.7 million. In connection with the acquisition of the four mortgage loans, we acquired $27.7 million of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded $1.3 million on existing mortgage loans.

Financing Activities

At December 31, 2007, we had $659 million available under our $700 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (7.25% at December 31, 2007) or applicable LIBOR plus 0.85% (5.48% at December 31, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

Our Credit Facility requires us to maintain, among other things, the financial covenants detailed below:

Covenant	Requirement	Actual
	(Dollar amounts in thousands)
Minimum net asset value	$820,000	$2,865,130
Maximum total indebtedness to capitalization value	60%	36%
Minimum fixed charge coverage ratio	1.75	2.90
Maximum secured indebtedness ratio	30%	9%
Maximum unencumbered asset value ratio	60%	31%

Our Credit Facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters. As of December 31, 2007, we were in compliance with all of the above covenants, and we expect to remain in compliance throughout 2008.

On October 19, 2007, we issued $300 million of notes due February 1, 2013 at a fixed rate of 6.25% resulting in net proceeds of approximately $297 million. The net proceeds were used to repay amounts outstanding under our Credit Facility and for general corporate purposes.

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 19, 2007 issuance of $300 million of notes.

The Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million. The settlement amounts are being amortized over the life of the debt as a yield reduction.

During 2007, we repaid $17.0 million of fixed rate notes with a weighted average rate of 7.31% at maturity and prepaid $4.0 million of fixed rate notes with a rate of 8.25%. The repayments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying medium-term notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. We currently have $10.0 million of notes maturing in 2008. There are also $33.5 million of notes due in 2028 which may be put back to us at their face amount at the option of the holder on November 20 th of specified years, including November 20, 2008 and $40.0 million of notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of specified years, including July 7, 2008. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our medium-term notes have been investment grade-rated since 1994. Our credit ratings at December 31, 2007 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

In each of 2006 and 2007, we entered into sales agreements with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 10 million shares of our common stock from time to time through a controlled equity offering program. During 2007, we sold approximately 7,808,000 shares of common stock at a weighted average price of $31.52, resulting in net proceeds of $242.9 million after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2007 was 2%. During 2007, we issued approximately 724,000 shares of common stock, at an average price of $30.20, resulting in net proceeds of approximately $21.8 million.

At December 31, 2007, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at December 31, 2007, we had approximately 2,368,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

Financing for future investments and for the repayment of the obligations and commitments noted above may be provided by borrowings under our Credit Facility discussed above, private placements or public offerings of debt or equity securities, asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable may be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance of $659 million on our $700 million Credit Facility, the availability under the shelf registration statement and our unconsolidated joint venture with a state pension fund investor provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, through 2008.

Off-Balance Sheet Arrangements

The only off-balance sheet financing arrangement that we currently utilize is the unconsolidated joint venture discussed above under the caption “Investment in Unconsolidated Joint Venture” and in Note 6 to our consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount. We have no other off-balance sheet arrangements except those described under “Contractual Obligations and Cash Requirements.”

Contractual Obligations and Cash Requirements

As of December 31, 2007, our contractual obligations are as follows:

	2008	2009 -2010	2011 -2012	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long-term debt	$10,000	$185,773	$493,245	$858,632	$1,547,650

Interest expense	$95,993	$183,592	$129,925	$284,313	$693,823

Operating leases	$392	$785	$469	$—	$1,646

Commitments:
Capital expenditures	$75,852	$55,039	$14,015	$—	$144,906

The long-term debt amount shown above includes our senior notes, our notes and bonds payable and the balance on our Credit Facility that expires on December 15, 2010. At our option, we may extend the Credit Facility for one additional year. Prior to, or upon expiration, we expect to replace the Credit Facility rather than repay the outstanding balances.

Interest expense shown above is estimated assuming the balance on the Credit Facility remains constant until its maturity and that the interest rates in effect at December 31, 2007 remain constant for the Credit Facility and the $62.2 million of floating rate notes and bonds payable. Maturities of our senior notes range from 2008 to 2038 (although certain notes may be put back to us at their face amount at the option of the holder at earlier dates) and maturities of our notes and bonds payable range from 2009 to 2037.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties related to our transaction with PMB include (without limitation) the following: delay or failure to obtain third party consents; the exclusion of certain properties from the transaction; uncertainty as to whether the transaction will be completed; the failure to achieve the perceived advantages from the transaction; larger than expected or unexpected costs associated with the transaction; unexpected liabilities resulting from the transaction; potential litigation associated with the transaction; and the retention of key personnel after the transaction. Other risks and uncertainties associated with our business include (without limitation) the following:

•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent by our tenants;

•	our reliance on two operators for a significant percentage of our revenues;

•	occupancy levels at certain facilities;

•	our level of indebtedness; changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	our ability to meet acquisition goals;

•	the ability of our operators to repay deferred rent or loans in future periods;

•	the ability of our operators to obtain and maintain adequate liability and other insurance;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	our ability to retain key personnel;

•	potential liability under environmental laws;

•	the possibility that we could be required to repurchase some of our medium-term notes;

•	the rights and influence of holders of our outstanding preferred stock;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Item 1A.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We may hold derivative instruments to manage our exposure to these risks, and all derivative instruments are matched against specific debt obligations. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2007. Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

We provide mortgage loans to tenants of healthcare facilities as part of our normal operations, which generally have fixed rates, and all mortgage loans receivable are treated as fixed rate notes in the table and analysis below.

We utilize debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our variable rate unsecured revolving Credit Facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

A portion of our secured debt has variable rates

During the twelve months ended December 31, 2007, the borrowings under our unsecured revolving Credit Facility have decreased from $139 million to $41 million.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1.0 million.

The first table below details the principal amounts and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates as of December 31, 2007. Certain of the mortgage loans receivable and certain items in the various categories of debt require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing rates we would expect to pay for debt of a similar type and remaining maturity.

	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total Book Value	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$28,154	$33,387	$10,035	—	—	$50,118	$121,694	$151,006
Average interest rate	11.29%	9.78%	9.00%	—	—	9.56%	10.02%
Liabilities
Debt
Fixed rate	$10,000	$38,248	$73,730	$355,343	$133,946	$833,162	$1,444,429	$1,192,569
Average interest rate	6.72%	7.33%	6.04%	6.52%	8.03%	6.26%	6.51%
Variable rate	$—	$32,795	$—	$—	$3,956	$25,470	$62,221	$62,221
Average interest rate	—	6.90%	—	—	7.83%	3.00%	5.36%
Unsecured revolving credit facility	$—	$—	$41,000	$—	$—	$—	$41,000	$41,000
Average interest rate	—	—	5.98%	—	—	—	5.98%

The book value and fair value at December 31, 2006 of each category presented above was:

	Book Value	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable, net	$106,929	$108,224
Average interest rate	9.56%

Liabilities
Debt
Fixed rate	$1,182,545	$1,195,035
Average interest rate	6.61%

Variable rate	$60,366	$60,366
Average interest rate	5.44%

Credit facility	$139,000	$139,000
Average interest rate	6.46%

Any future interest rate increases will increase the cost of borrowings on our bank line of credit and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nationwide Health Properties, Inc.

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 19, 2008

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,
	2007	2006
ASSETS

Investments in real estate
Real estate properties:
Land	$301,100	$267,303
Buildings and improvements	2,896,876	2,581,484

	3,197,976	2,848,787
Less accumulated depreciation	(410,865)	(372,201)

	2,787,111	2,476,586
Mortgage loans receivable, net	121,694	106,929
Investment in unconsolidated joint venture	52,637	—

	2,961,442	2,583,515
Cash and cash equivalents	19,407	14,695
Receivables, net	3,808	7,787
Assets held for sale	—	9,484
Other assets	159,696	89,333

	$3,144,353	$2,704,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

Credit facility	$41,000	$139,000
Senior notes due 2008-2038	1,166,500	887,500
Notes and bonds payable	340,150	355,411
Accounts payable and accrued liabilities	107,844	77,829

Total liabilities	1,655,494	1,459,740
Minority interests	6,166	1,265
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.677% Series A Cumulative, none and 900,485 shares issued and outstanding at December 31, 2007 and 2006, respectively, stated at liquidation preference of $100 per share	—	90,049
7.750% Series B Cumulative Convertible, 1,064,450 and 1,064,500 shares issued and outstanding at December 31, 2007 and 2006, respectively, stated at liquidation preference of $100 per share	106,445	106,450
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 94,805,781 and 86,238,468 as of December 31, 2007 and 2006, respectively	9,481	8,624
Capital in excess of par value	1,565,249	1,298,703
Cumulative net income	1,288,751	1,064,293
Other comprehensive income	2,561	1,231
Cumulative dividends	(1,489,794)	(1,325,541)

Total stockholders’ equity	1,482,693	1,243,809

	$3,144,353	$2,704,814

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2007	2006	2005
Revenues:
Rental income:
Triple net lease rent	$291,315	$221,797	$169,225
Operating rent	16,061	9,700	—

	307,376	231,497	169,225
Interest and other income	21,862	13,359	10,437

	329,238	244,856	179,662

Expenses:
Interest and amortization of deferred financing costs	101,703	89,692	66,718
Depreciation and amortization	96,730	68,771	45,167
General and administrative	24,429	15,656	14,269
Medical office building operating expenses	8,622	6,142	—
Impairment of assets	—	—	310
Loss on extinguishment of debt	—	—	8,565

	231,484	180,261	135,029

Income before unconsolidated entity and minority interests	97,754	64,595	44,633
Income from unconsolidated joint venture	1,958	—	689
Minority interests in net loss of consolidated joint ventures	212	421	—
Gain on sale of facilities to unconsolidated joint venture, net	46,045	—	—

Income from continuing operations	145,969	65,016	45,322
Discontinued operations:
Gain on sale of facilities, net	72,069	96,791	4,908
Income from discontinued operations	6,420	23,770	19,711

	78,489	120,561	24,619

Net income	224,458	185,577	69,941
Preferred stock dividends	(13,434)	(15,163)	(15,622)
Preferred stock redemption charges	—	—	(795)

Income available to common stockholders	$211,024	$170,414	$53,524

Basic per share amounts:
Income from continuing operations available to common stockholders	$1.46	$0.64	$0.43
Discontinued operations	0.87	1.56	0.37

Income available to common stockholders	$2.33	$2.20	$0.80

Basic weighted average shares outstanding	90,625	77,489	67,311

Diluted per share amounts:
Income from continuing operations available to common stockholders	$1.46	$0.64	$0.43
Discontinued operations	0.86	1.55	0.36

Income available to common stockholders	$2.32	$2.19	$0.79

Diluted weighted average shares outstanding	91,129	77,879	67,446

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2004	2,065	$206,450	66,806	$6,681	$868,091	$808,775	$—	$(1,074,171)	$815,826
Net income	—	—	—	—	—	69,941	—	—	69,941
Repurchase of preferred stock	(100)	(9,951)	—	—	(795)	—	—	—	(10,746)
Issuance of common stock	—	—	1,005	100	21,489	—	—	—	21,589
Stock option amortization	—	—	—	—	223	—	—	—	223
Preferred dividends	—	—	—	—	—	—	—	(15,622)	(15,622)
Common dividends	—	—	—	—	—	—	—	(100,179)	(100,179)

Balances at December 31, 2005	1,965	196,499	67,811	6,781	889,008	878,716	—	(1,189,972)	781,032
Comprehensive income:
Net income	—	—	—	—	—	185,577	—	—	185,577
Gain on Treasury lock agreements	—	—	—	—	—	—	1,204	—	1,204
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(103)	—	(103)
SFAS No. 158 adoption adjustment	—	—	—	—	—	—	130	—	130

Comprehensive income	—	—	—	—	—	—	—	—	186,808
Issuance of common stock	—	—	18,427	1,843	409,533	—	—	—	411,376
Stock option amortization	—	—	—	—	162	—	—	—	162
Preferred dividends	—	—	—	—	—	—	—	(15,163)	(15,163)
Common dividends	—	—	—	—	—	—	—	(120,406)	(120,406)

Balances at December 31, 2006	1,965	196,499	86,238	8,624	1,298,703	1,064,293	1,231	(1,325,541)	1,243,809
Comprehensive income:
Net income	—	—	—	—	—	224,458	—	—	224,458
Gain on Treasury lock agreements	—	—	—	—	—	—	1,557	—	1,557
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(279)	—	(279)
Defined benefit pension plan net actuarial gain	—	—	—	—	—	—	52	—	52

Comprehensive income	—	—	—	—	—	—	—	—	225,788
Redemption of preferred stock	(901)	(90,049)	—	—	—	—	—	—	(90,049)
Conversion of preferred stock	—	(5)	—	5	—	—	—	—	—
Issuance of common stock	—	—	8,568	852	266,546	—	—	—	267,398
Preferred dividends	—	—	—	—	—	—	—	(13,434)	(13,434)
Common dividends	—	—	—	—	—	—	—	(150,819)	(150,819)

Balances at December 31, 2007	1,064	$106,445	94,806	$9,481	$1,565,249	$1,288,751	$2,561	$(1,489,794)	$1,482,693

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$224,458	$185,577	$69,941
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	100,794	78,261	57,450
Stock-based compensation	4,733	1,701	1,502
Gain on sale of facilities, net	(118,114)	(96,791)	(4,908)
Impairment of assets	—	83	10,041
Amortization of deferred financing costs	2,523	2,673	2,048
Mortgage loans premium amortization	257	—	—
Straight-line rent	(2,886)	(786)	1,004
Equity in earnings from unconsolidated joint venture	(440)	—	(565)
Distributions from unconsolidated joint venture	440	—	901
Minority interests in net loss of consolidated joint ventures	(212)	—	—
Changes in operating assets and liabilities:
Receivables	3,761	(2,046)	1,729
Other assets	16,833	(15,933)	8,625
Accounts payable and accrued liabilities	8,381	22,679	5,119

Net cash provided by operating activities	240,528	175,418	152,887

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(670,522)	(874,824)	(164,966)
Proceeds from sale of real estate facilities	314,066	203,991	32,065
Return of investment from unconsolidated joint venture	—	—	875
Investment in mortgage and other loans receivable	(48,083)	(5,815)	(13,154)
Principal payments on mortgage loans receivable	16,838	18,343	1,054
Contributions to unconsolidated joint venture	(34,023)	—	—
Distributions from unconsolidated joint venture	26,718	—	—

Net cash used in investing activities	(395,006)	(658,305)	(144,126)

Cash flows from financing activities:
Borrowings under credit facility	1,009,000	759,000	463,000
Repayment of borrowings under credit facility	(1,107,000)	(844,000)	(425,000)
Borrowings under bridge facility	—	200,000	—
Repayment of borrowings under bridge facility	—	(200,000)	—
Issuance of senior unsecured debt	297,323	346,703	242,797
Repayments of senior unsecured debt	(21,000)	(32,725)	(149,775)
Settlement of cash flow hedges	1,610	1,204	—
Issuance of notes and bonds payable	911	32,018	—
Principal payments on notes and bonds payable	(34,542)	(47,414)	(21,637)
Issuance of common stock, net	262,527	409,137	19,844
Repurchase of preferred stock	(90,049)	—	(10,746)
Contributions from minority interests	5,210	1,910	—
Distributions to minority interests	(97)	(224)	—
Dividends paid	(164,253)	(135,569)	(115,801)
Deferred financing costs	(450)	(2,463)	(9,911)

Net cash provided by (used in) financing activities	159,190	487,577	(7,229)

Increase in cash and cash equivalents	4,712	4,690	1,532
Cash and cash equivalents, beginning of year	14,695	10,005	8,473

Cash and cash equivalents, end of year	$19,407	$14,695	$10,005

Supplemental schedule of cash flow information:
Interest paid	$96,234	$78,447	$64,315

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants), however, some of the medical office buildings may be subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the twelve months ended December 31, 2007, approximately 93% of our revenues are derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

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

As of December 31, 2007, we had investments in 560 healthcare facilities located in 43 states, consisting of:

Consolidated facilities:

•	260 assisted and independent living facilities;

•	162 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings; and

•	51 multi-tenant medical office buildings, 43 of which are operated by consolidated joint ventures (see Note 5).

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities; and

•	1 continuing care retirement community.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Mortgage loans secured by:

•	19 skilled nursing facilities;

•	11 assisted and independent living facilities; and

•	1 land parcel.

As of December 31, 2007, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures (see Note 5), were operated by 83 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated

• Assisted Living Concepts, Inc.	4

• Brookdale Senior Living, Inc.	96

• Emeritus Corporation	29

• Ensign Group, Inc.	1

• Extendicare, Inc.	1

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants each accounted for more than 10% of our revenues at December 31, 2007, as follows:

• Brookdale Senior Living, Inc.	16%
• Hearthstone Senior Services, L.P.	11%

2.	Summary of Significant Accounting Policies

Basis of Presentation

Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our majority owned and controlled joint ventures in accordance with accounting principles generally accepted in the United States (“GAAP”), including Financial Accounting Standards Board (FASB) Interpretation No. 46R Consolidation of Variable Interest Entities and Emerging Issues Task Force Issue 04-5 Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. All material intercompany accounts and transactions have been eliminated.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Investments in entities that we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, our share of the entity’s earning or losses is included in our operating results.

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including SFAS No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

We recorded $2.9 million of revenues in excess of cash received during 2007, $0.8 million of revenues in excess of cash received during 2006 and $1.0 million of cash received in excess of revenues during 2005. We have straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $10.7 million at December 31, 2007 and $7.8 million at December 31, 2006. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66 Accounting for Sales of Real Estate. In accordance with SFAS No. 144, gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations. The portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our balance sheets, and the remaining gain is recognized and recorded under the caption “Gain on sale of facilities to unconsolidated joint venture, net” on our statements of operations. All other gains are included in discontinued operations.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 142 and 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset.

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” of $2.7 million as of December 31, 2007 and $3.1 million as of December 31, 2006. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $4.7 million in 2007, $1.9 million in 2006 and $2.0 million in 2005.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $91.7 million in 2007, $64.7 million in 2006 and $44.1 million in 2005. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant.

A significant portion of the cost of each property is allocated to buildings. For our triple-net leased buildings, this amount generally approximates 90%. For medical office buildings that are not leased under a single triple-net lease, this percentage may be substantially lower as we allocate purchase prices in accordance with SFAS No. 141 Business Combinations (SFAS No. 141), which generally results in substantial allocations to assets such as lease-up intangible assets, above/below market tenant and ground lease intangible assets and in-place lease intangible assets, collectively “Intangible lease assets”, included in the caption “Other assets” on our balance sheets. We amortize intangible lease assets over the remaining lease terms of the respective leases to real estate amortization expense or operating rent, as appropriate.

Cash and Cash Equivalents

Cash in excess of daily requirements is invested in money market mutual funds, commercial paper and repurchase agreements with original maturities of three months or less. Such investments are deemed to be cash equivalents for purposes of presentation in the financial statements.

Capitalization of Interest

We capitalize interest on facilities under construction. The capitalization rates used are based on rates for our unsecured notes and bank line of credit, as applicable. There was no capitalized interest in 2007, 2006 or 2005.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of these instruments. The fair values of mortgage loans receivable are based upon the estimates of management and

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

on rates currently prevailing for comparable loans. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates offered to us for debt of a similar type and remaining maturity.

The table below details the fair values and book values for mortgage loans receivable and the components of long-term debt at December 31, 2007.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$121,694	$151,006
Credit facility	$41,000	$41,000
Notes and bonds payable	$340,150	$340,731
Senior notes due 2008 – 2038	$1,166,500	$914,059

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

Segment Reporting

We report our consolidated financial statements in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 24).

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets or liabilities or nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 is effective January 1, 2009 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. SFAS No. 157 is not expected to have a material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires recognition of the funded status of such plans as an asset or liability, with

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (“ARB”) No. 51 (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 160 will have on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. We are currently evaluating the impact the adoption of SFAS No. 141R will have on our results of operations and financial position.

3.	Real Estate Properties

At December 31, 2007, we had direct ownership of:

•	260 assisted and independent living facilities;

•	162 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings; and

•	51 multi-tenant medical office buildings, 43 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of December 31, 2007, approximately 85% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of December 31, 2007, leases covering 408 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $72.2 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of December 31, 2007, leases covering 307 facilities contained provisions for property tax impounds, and leases covering 205 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non triple-net leases where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants), however, some of the medical office buildings may be subject to triple-net leases. No individual property owned by us is material to us as a whole.

Future minimum rentals on non-cancelable leases, including medical office building leases, as of December 31, 2007 are as follows:

Year	Rentals	Year	Rentals
	(In thousands)		(In thousands)
2008	$312,933	2013	$237,602
2009	303,898	2014	227,038
2010	290,830	2015	214,735
2011	273,518	2016	188,607
2012	260,017	2017	173,231
		Thereafter	611,144

During 2007, we acquired 40 assisted and independent living facilities, 29 skilled nursing facilities, three continuing care retirement communities and six triple-net medical office buildings in 18 separate transactions for an aggregate investment of $436.9 million, including the assumption of $38.1 million of mortgage financing and $7.3 million of security deposits and other holdback items. We also acquired eight multi-tenant medical office buildings in two separate transactions for an aggregate investment of $132.0 million, including the assumption of $8.4 million of mortgage financing and $0.1 million of security deposits and other holdback items. The aggregate investment of $568.9 million was allocated $545.2 million to real estate with the remaining $23.7 million to other assets and liabilities. We also acquired 22 multi-tenant medical office buildings through our consolidated joint ventures (see Note 5).

During 2007, we acquired title to one continuing care retirement community previously securing an impaired mortgage loan with a balance of $7.7 million which approximated our estimate of its fair value (see Note 4). In connection with acquiring title to the facility, we entered into a lease for this facility with the former borrower.

During 2007, we also funded $22.2 million in expansions, construction and capital improvements at certain triple-net leased facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2007, we had committed to fund additional expansions, construction and capital improvements of approximately $144.9 million.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

During 2007, we sold 14 assisted and independent living facilities, four skilled nursing facilities and one continuing care retirement community in four separate transactions to the unconsolidated joint venture we have with a state pension fund investor for $226.7 million from which we received net cash proceeds of $161.5 million ($31.3 million representing our retained ownership interest in the joint venture, and $33.9 million representing debt and other liabilities assumed by the joint venture). The related leases were transferred to the joint venture. The sales resulted in a gain of $61.4 million, of which $46.0 million is included in gain on sale of facilities to unconsolidated joint venture in continuing operations ($15.4 million representing that portion of the gain attributable to our retained ownership interest in the joint venture, which was deferred).

During 2007, we sold seven skilled nursing facilities and one independent and assisted living facility to the tenants of the facilities pursuant to purchase options, none of which were previously transferred to assets held for sale, for net cash proceeds of $43.2 million. In connection with the sale of one of the skilled nursing facilities, we transferred one mortgage with a balance of $4.7 million to the tenant of the facility. We sold one skilled nursing facility to the tenant of the facility for net cash proceeds of $1.1 million. The sales resulted in a total gain of $11.4 million that is included in gain on sale of facilities in discontinued operations.

During 2007, we provided one mortgage loan for $14.1 million related to the sale of three assisted and independent living facilities to the former tenant, partially offset by a deferred gain of $4.1 million that will be recognized in proportion to principal payments received.

During 2007, we sold 36 skilled nursing facilities leased to Complete Care Services, Inc. for net cash proceeds of $124.7 million. This transaction resulted in a gain of $60.1 million that is included in gain on sale of facilities in discontinued operations.

During 2006, we acquired 64 assisted and independent living facilities and 20 skilled nursing facilities in 16 separate transactions for an aggregate investment of $938.9 million, including the assumption of $128.1 million of mortgage financing.

During 2006, we also funded $14.4 million in expansions, construction and capital improvements at certain triple-net leased facilities in accordance with existing lease provisions.

During 2006, we sold nine skilled nursing facilities and three assisted and independent living facilities to the tenants of the facilities pursuant to purchase options, none of which were previously transferred to assets held for sale, for net cash proceeds of $45.9 million. We provided two mortgage loans related to the sales of three facilities to the former tenants aggregating $8.1 million, partially offset by deferred gains of $4.6 million that will be recognized in proportion to principal payments received. The other sales resulted in a total gain of $17.3 million that is included in gain on sale of facilities in discontinued operations. During 2006, we transferred five buildings to assets held for sale which were sold during 2007.

During 2006, we sold 28 assisted and independent living facilities to Brookdale Senior Living, Inc. (“Brookdale”) for net cash proceeds of $147.1 million. These facilities were previously leased to Brookdale. The proceeds from this transaction were used to fund acquisitions. This transaction resulted in a recognized gain of $77.1 million that is included in gain on sale of facilities in discontinued operations.

During 2006, Brookdale acquired American Senior Living L.P., which previously leased ten assisted and independent living facilities from us. Terms of the lease for five of the facilities provided for purchase options exercisable on July 1, 2008. We sold these five facilities to Brookdale for $33.0 million and provided a mortgage loan for that amount. This transaction resulted in a deferred gain of $4.7 million that will be recognized in proportion to principal payments received.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

During 2006, Brookdale acquired American Retirement Corporation, which previously leased 16 assisted and independent living facilities from us under three leases. As a result of this transaction, Brookdale assumed the related leases, two of which expire on June 30, 2012 and a third that expires on June 30, 2014.

The following table lists our owned real estate properties as of December 31, 2007:

Type	Number of States	Number of Facilities	Land	Buildings and Improvements	Total Investment	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)
Assisted and independent living facilities	38	260	$172,190	$1,679,860	$1,852,050	$197,205	$253,970
Skilled nursing facilities	30	162	80,238	764,901	845,139	176,955	14,880
Continuing care retirement communities	8	10	8,612	115,488	124,100	19,662	—
Specialty hospitals	3	7	6,110	63,302	69,412	12,997	—
Medical office buildings	13	57	33,950	273,325	307,275	4,046	71,300

Total	43	496	$301,100	$2,896,876	$3,197,976	$410,865	$340,150

4.	Mortgage Loans Receivable

During 2007, we funded two mortgage loans secured by four skilled nursing facilities and three assisted and independent living facilities we sold to the former tenants for a total of $32.9 million ($18.9 million net of a deferred gain of $14.0 million) and acquired four mortgage loans secured by six assisted and independent living facilities and four skilled nursing facilities totaling $19.1 million (including a premium of $0.4 million). One of the four mortgage loans acquired was prepaid in July 2007 in the amount of $4.7 million. In connection with the acquisition of the four mortgage loans, we acquired $27.7 million of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded $1.3 million on existing mortgage loans.

During 2007, one mortgage loan secured by one skilled nursing facility was prepaid in the amount of $8.3 million. Concurrent with the loan payoff, the unconsolidated joint venture we have with a state pension fund investor (see Note 6) acquired title to the facility from the former borrower and entered into a lease for this facility with the former borrower.

During 2007, we acquired title to one continuing care retirement community securing an impaired mortgage loan with a balance of $7.7 million which approximated our estimate of fair value of the facility. In connection with acquiring title to the facility, we entered into a lease for this facility with the former borrower.

At December 31, 2007, we had an investment in one impaired loan with a balance of $2.9 million (net of a discount of $4.1 million). During 2007, the loan had an average balance of $2.9 million (net of an average discount of $4.1 million), and we recognized and received cash payments for interest income totaling $0.6

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

million. During 2007, the borrower under the loan declared bankruptcy. We believe the net balance of the loan is fully recoverable, and based on the facility’s performance, we expect to recover the full $7.0 million gross balance.

During 2006, we funded one mortgage loan secured by five assisted and independent living facilities to Brookdale (see Note 3) for $33.0 million ($28.3 million net of deferred gain of $4.7 million), two mortgage loans secured by three skilled nursing facilities we sold to the former tenants with principal balances totaling $8.1 million ($3.6 million net of deferred gains totaling $4.5 million), one mortgage loan secured by a skilled nursing facility for $3.3 million and one mortgage loan secured by a land parcel for $0.7 million. In addition, three mortgage loans were prepaid aggregating $17.4 million.

At December 31, 2006, we had an investment in one impaired loan with a balance of $10.6 million. During 2006, the average balance was $10.6 million, and we recognized and received cash payments for interest income totaling $0.7 million. We acquired title to the facility securing this loan during 2007 after $2.9 million of the loan principal was repaid by the borrower.

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

At December 31, 2007, we held 17 mortgage loans receivable secured by 19 skilled nursing facilities, 11 assisted and independent living facilities and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. At December 31, 2007, the mortgage loans receivable had an aggregate principal balance of $144.9 million and are reflected in our consolidated balance sheets net of aggregate deferred gains and discounts totaling $23.2 million, with individual outstanding balances ranging from $0.7 million to $33.0 million and maturities ranging from 2008 to 2024. The principal balances of mortgage loans receivable as of December 31, 2007 mature as follows:

Year	Maturities	Year	Maturities
	(In thousands)		(In thousands)
2008	$39,240	2011	$657
2009	38,449	2012	714
2010	14,744	Thereafter	51,115

The following table lists our mortgage loans receivable at December 31, 2007:

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
	(Dollar amounts in thousands)
Skilled Nursing Facilities:
Arkansas	2	10.00%	12/08	$4,196	$5,500	$4,328
California	4	12.00%	01/08	18,786	18,786	8,885
Connecticut	1	9.60%	05/16	7,000	7,000	2,944
Florida	1	10.00%	05/08	4,850	4,850	4,704

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
	(Dollar amounts in thousands)
Florida	1	10.92%	05/17	4,524	5,409	5,402
Illinois	1	9.00%	01/24	—	9,500	7,773
Kansas	2	11.58%	01/08	1,148	1,148	631
Louisiana	1	10.89%	04/15	2,407	3,850	3,342
Massachusetts	1	9.80%	07/16	2,186	3,265	3,111
Michigan	4	12.38%	06/09	4,887	4,887	5,059
Pennsylvania	1	10.20%	06/17	9,903	9,903	9,903

Subtotals	19			59,887	74,098	56,082

Assisted and Independent Living Facilities:
Arizona	1	12.41%	01/08	4,379	4,438	4,392
California	1	10.12%	01/08	4,523	4,597	4,523
Delaware	1	10.00%	06/09	5,280	5,280	4,533
Florida	1	9.00%	11/10	6,220	6,220	4,415
Louisiana	1	10.00%	06/09	7,260	7,260	6,232
Massachusetts	1	9.52%	06/23	8,500	8,500	8,500
Ohio	1	10.00%	06/09	6,270	6,270	5,382
Tennessee	1	10.00%	06/09	5,280	5,280	4,533
Tennessee	1	9.00%	11/10	3,252	3,252	2,308
Virginia	1	10.00%	06/09	8,910	8,910	7,649
Virginia	1	9.00%	11/10	4,665	4,665	3,311

Subtotals	11			64,539	64,672	55,778

Continuing Care Retirement Community:
Florida	—	7.52%	11/13	8,647	9,200	9,142

Subtotals	—			8,647	9,200	9,142

Land Parcel:
Texas	—	9.00%	01/08	692	692	692

Subtotals	—			692	692	692

Total	30			$133,765	$148,662	$121,694

(1)	Most mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Certain mortgage loans require monthly interest only payments until maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments reflected are an estimate. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

The following table summarizes the changes in mortgage loans receivable during 2007 and 2006:

	2007	2006
	(In thousands)
Balance at January 1	$106,929	$87,553
New mortgage loans	51,596	45,105
Additional fundings on existing mortgage loans	1,288	1,858
Deferred gains	(14,005)	(9,244)
Premium, net of amortization	172	—
Collection of principal	(24,286)	(18,343)

Balance at December 31	$121,694	$106,929

5.	Medical Office Building Joint Ventures

NHP/Broe, LLC

In December 2005, we entered into a joint venture with The Broe Companies (“Broe”) called NHP/Broe, LLC (“Broe I”) to invest in multi-tenant medical office buildings. We hold a 90% equity interest in the venture and Broe holds a 10% equity interest. Broe is the managing member of Broe I, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. No investments were made by this joint venture prior to 2006.

For the first 36 months of the Broe I joint venture, we will receive 100% of the cash distributions from the joint venture until we have received a specified return, at which point Broe will receive 100% of the cash distributions until it has received a specified return. If we have not received the specified return after the first 36 months, distributions will go to the members in accordance with their ownership percentages until such time as each member earns the specified return. When the specified return is achieved, Broe will receive an increasing percentage of the cash distributions from the joint venture.

During 2006, the Broe I joint venture acquired 21 multi-tenant medical office buildings in six states. The purchase price totaled $56.0 million, of which $38.5 million was originally allocated to real estate, $14.5 million was allocated to in-place lease related assets and $3.0 million was allocated to other assets and liabilities. The joint venture was originally financed with a bridge loan from us of $30.7 million, capital contributions from us of $17.0 million, capital contributions from Broe of $1.9 million and assumed mortgages on three facilities totaling $6.4 million. The bridge loan from us was replaced on April 13, 2006 by third party mortgage financing in the amount of $31.5 million (funding up to $34.0 million available under the financing agreement).

During 2007, the Broe I joint venture funded $0.9 million in capital improvements at certain facilities in accordance with existing lease provisions.

During 2007, the Broe I joint venture sold two of five buildings within one medical office building campus for $0.9 million. The sale resulted in a gain of $0.4 million, of which $0.3 million ($0.1 million representing Broe’s share of the gain) is included in gain on sale of facilities in discontinued operations.

During 2007, cash distributions from the Broe I joint venture of $0.5 million and $0.1 million were made to us and to Broe, respectively. During 2006, cash distributions from the Broe I joint venture of $1.4 million and 0.2 million were made to us and to Broe, respectively. All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

NHP/Broe II, LLC

In February 2007, we entered into a second joint venture with Broe called NHP/Broe II, LLC (“Broe II”) to invest in multi-tenant medical office buildings. We hold a 95% equity interest in the venture and Broe holds a 5% equity interest. Broe is the managing member of Broe II, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies.

Cash distributions from the Broe II joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, Broe will receive an increasing percentage of the cash distributions from the joint venture.

During 2007, the Broe II joint venture acquired 16 multi-tenant medical office buildings located in four states. The purchase price totaled $94.0 million, of which $60.2 million was allocated to real estate with the remaining $33.8 million allocated to other assets and liabilities. The acquisitions were originally financed with a bridge loan from us of $5.7 million and capital contributions of $83.9 million and $4.4 million, from us and Broe, respectively. The bridge loan from us was replaced on August 1, 2007 by third party mortgage financing in the amount of $5.2 million (funding up to $5.9 million is available under the financing agreements). The Broe II joint venture subsequently placed an additional $4.0 million of mortgage financing on a portion of the portfolio resulting in cash distributions reducing net capital contributions to approximately $80.1 million and $4.2 million for us and Broe, respectively.

During 2007, the Broe II joint venture also funded $0.4 million in capital improvements at certain facilities in accordance with existing lease provisions.

During 2007, cash distributions from the Broe II joint venture of $0.8 million and $44,000 were made to us and to Broe, respectively. All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

McShane/NHP JV, LLC

In December 2007, we entered into a joint venture with McShane Medical Office Properties, Inc. (“McShane”) called McShane/NHP JV, LLC (“McShane/NHP”) to invest in multi-tenant medical office buildings. We hold a 95% equity interest in the venture and McShane holds a 5% equity interest. McShane is the managing member of McShane/NHP, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies.

Cash distributions from the McShane/NHP joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture.

During 2007, the McShane/NHP joint venture acquired six multi-tenant medical office buildings located in one state. The purchase price totaled $46.5 million, of which $42.6 million was allocated to real estate with the remaining $3.9 million allocated to other assets and liabilities. The acquisitions were originally financed with a bridge loan from us of $31.2 million and capital contributions of $14.5 million and $0.8 million, from us and McShane, respectively.

No cash distributions were made from the McShane/NHP joint venture during 2007. All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

6.	Investment in Unconsolidated Joint Venture

In January 2007, we entered into a joint venture with a state pension fund investor. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments with approximately 40% equity contributions and 60% debt. The original approved investment target was $475 million, but we exceeded that amount in 2007, and the total potential investment amount has been increased to $975 million. The financial statements of the joint venture are not consolidated in our financial statements as our joint venture partner has substantive participating rights, and our investment is accounted for using the equity method.

During 2007, the joint venture acquired 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states for approximately $531 million. The acquisitions were initially financed by the assumption of approximately $32 million of mortgage financing, approximately $182 million of new mortgage financing, capital contributions from our joint venture partner of approximately $238 million and capital contributions from us of approximately $79 million. The joint venture subsequently placed approximately $102 million of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $161 million and $54 million for our joint venture partner and us, respectively. Fourteen of the assisted and independent living facilities, four of the skilled nursing facilities and the continuing care retirement community with a total cost of approximately $227 million were acquired by the joint venture from us, and the related leases were transferred to the joint venture (see Note 3). In addition, the joint venture acquired title to one of the skilled nursing facilities, for which we previously provided a mortgage loan in the amount of $8.3 million, from the former borrower concurrently with the repayment of such loan to us by the former borrower (see Note 4).

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. For the year ended December 31, 2007, we earned management fees of $1.5 million, and our share of the net income was $0.4 million.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

The unaudited condensed balance sheet and income statement for the joint venture below present its financial position as of December 31, 2007 and its results of operations for the year then ended.

BALANCE SHEET

2007
(in thousands)
ASSETS
Real estate properties:
Land	$35,042
Building and improvements	496,188

531,230
Less accumulated depreciation	(6,811)

524,419
Cash and cash equivalents	3,689
Other assets	2,825

$530,933

LIABILITIES AND EQUITY
Notes and bonds payable	$316,935
Accounts payable and accrued liabilities	3,461
Equity:
Capital contributions	216,078
Distributions	(7,302)
Cumulative net income	1,761

Total equity	210,537

$530,933

INCOME STATEMENT

2007
(in thousands)
Revenues:
Rental income	$16,560
Interest and other income	110

16,670

Expenses:
Interest and amortization of deferred financing costs	6,379
Depreciation and amortization	6,811
General and administrative	1,719

14,909

Net income	$1,761

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

7.	Assets Held for Sale

During 2007, we sold six assets held for sale for a total of $18.8 million, and provided a mortgage loan for the same amount secured by four of the assets, partially offset by a deferred gain of $9.9 million that will be recognized in proportion to principal payments received. We also sold one land parcel for $0.5 million and 23 bed licenses for net cash proceeds of $0.3 million, resulting in gains of $0.1 million and $0.1 million, respectively, which are included in gain on sale of facilities in discontinued operations.

During 2006, we transferred five buildings to assets held for sale which were sold during 2007. We also sold five assets held for sale for $11.0 million resulting in a gain of $2.4 million included in discontinued operations. During 2006, we recognized impairment charges totaling $0.1 million related to two assets held for sale.

At December 31, 2007, no assets were classified as held for sale.

8.	Other Assets

At December 31, 2007 and 2006, other assets consisted of:

	2007	2006
	(In thousands)
Other receivables, net of reserves of $4.6 million and $4.9 million at December 31, 2007 and 2006, respectively	$34,379	$26,155
Straight-line rent receivables, net	10,727	7,756
Deferred finance costs	17,927	17,975
Capitalized lease and loan origination costs	2,307	4,022
Intangible lease assets	58,481	11,312
Investments and restricted funds	18,024	18,068
Prepaid ground lease	10,431	—
Other	7,420	4,045

	$159,696	$89,333

Investments are recorded at fair value using market prices.

Intangible lease assets include items such as lease-up intangible assets, above/below market tenant and ground lease intangible assets and in-place lease intangible assets. At December 31, 2007 and 2006, the gross balance of intangible lease assets was $66.3 million and $14.8 million, respectively. At December 31, 2007 and 2006, the accumulated amortization of intangible lease assets was $7.8 million and $3.5 million, respectively. For the years ended December 31, 2007 and 2006, operating rent includes $0.1 million and ($0.2) million from the amortization of above/below market lease intangible assets, respectively. For the years ended December 31, 2007 and 2006, expenses include $4.8 million and $3.2 million from the amortization of other intangible lease assets, respectively. As of December 31, 2007, the weighted average amortization period of intangible lease assets was approximately 19 years.

The future estimated aggregate net amortization expense related to intangible lease assets is as follows:

Year	Net Amortization Expense	Year	Net Amortization Expense
	(In thousands)		(In thousands)
2008	$8,166	2011	$7,766
2009	8,166	2012	7,240
2010	8,208	Thereafter	18,935

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

9.	Credit Facility

We have a $700 million revolving senior unsecured credit facility maturing on December 15, 2010. The maturity date may be extended by one additional year at our discretion. At our option, borrowings under the Credit Facility bear interest at the prime rate (7.25% at December 31, 2007) or applicable LIBOR plus 0.85% (5.48% at December 31, 2007). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. This facility replaced our prior $600 million revolving credit commitment maturing October 20, 2008 and the $100 million term credit commitment maturing October 20, 2010. At December 31, 2007, we had $41.0 million outstanding on our Credit Facility.

On May 15, 2006, in connection with the acquisition of Hearthstone Assisted Living, Inc., we entered into a $200 million credit agreement that matured on September 12, 2006. Accordingly, no amounts were outstanding at December 31, 2007 or December 31, 2006.

Our Credit Facility requires us to maintain, among other things, the financial covenants detailed below. As of December 31, 2007, we were in compliance with all of these covenants:

Covenant	Requirement	Actual
	(Dollar amounts in thousands)
Minimum net asset value	$820,000	$2,865,130
Maximum total indebtedness to capitalization value	60%	36%
Minimum fixed charge coverage ratio	1.75	2.90
Maximum secured indebtedness ratio	30%	9%
Maximum unencumbered asset value ratio	60%	31%

Our Credit Facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters.

10.	Senior Notes

On October 19, 2007, we issued $300 million of notes due February 1, 2013 at a fixed rate of 6.25% resulting in net proceeds of approximately $297 million. In August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212% in order to hedge the expected interest payments associated with a portion of these notes. The Treasury lock agreements were settled in cash on October 17, 2007 for the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparties to those agreements made payments to us of $1.6 million. The settlement amounts are being amortized over the life of the debt as a yield reduction.

During 2007, we repaid $17.0 million of fixed rate notes with a weighted average rate of 7.31% at maturity and prepaid $4.0 million of fixed rate notes with a rate of 8.25%.

On July 14, 2006, we issued $350 million of notes due July 15, 2011 at a fixed rate of 6.5% resulting in net proceeds of approximately $347 million.

In June 2006, we entered into two $125 million, two-month Treasury lock agreements at rates of 4.9340% and 4.9625% in order to hedge the expected interest payments associated with a portion of the $350 million of notes. These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

$350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 5.0610%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparty to those agreements made payments to us of $1.2 million. The settlement amounts are being amortized over the life of the debt as a yield reduction.

During 2006, we also repaid $32.7 million in aggregate principal amount of notes.

The aggregate principal amount of notes outstanding at December 31, 2007 was $1.2 billion. At December 31, 2007, the weighted average interest rate on the notes was 6.6% and the weighted average maturity was 7.4 years. The principal balances of the notes as of December 31, 2007 mature as follows:

Year	Maturities	Year	Maturities
	(In thousands)		(In thousands)
2008	$10,000	2011	$350,000
2009	32,000	2012	96,000
2010	—	Thereafter	678,500	(1)

(1)	There are $55.0 million of notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2009, 2012, 2017, or 2027. There are $33.5 million of notes due in 2028 which may be put back to us at their face amount at the option of the holder on November 20th of any of the following years: 2008, 2013, 2018, or 2023. There are $40.0 million of notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2008, 2013, 2018, 2023, or 2028.

11.	Notes and Bonds Payable

The aggregate principal amount of notes and bonds payable at December 31, 2007 was $340.1 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 3.8% to 8.8% and are secured by real estate properties with an aggregate net book value as of December 31, 2007 of $598.6 million. At December 31, 2007, the weighted average interest rate on the notes and bonds payable was 6.2% and the weighted average maturity was 8.3 years.

During 2007, we assumed mortgages as part of various acquisitions totaling $55.7 million. We repaid $0.6 million of secured debt at maturity. We transferred one mortgage with a balance of $4.7 million at a rate of 5.3% in connection with the sale of the related facility to the tenant of the facility pursuant to a purchase option. We prepaid three additional mortgages with a combined balance of $25.4 million with interest rates ranging from 6.7% to 6.9%. In addition, six mortgages with a combined balance of $32.6 million with interest rates ranging from 5.5% to 9.6% were assumed by the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture (see Note 6).

The principal balances of the notes and bonds payable as of December 31, 2007 mature as follows (in thousands):

Year	Maturities	Year	Maturities
	(In thousands)		(In thousands)
2008	$—	2011	$5,343
2009	39,043	2012	41,902
2010	73,730	Thereafter	181,225

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

12.	Preferred Stock

Series A Cumulative Preferred Step-Up REIT Securities

During 1997, we sold 1,000,000 shares of 7.677% Series A Cumulative Preferred Step-Up REIT Securities (“Series A Preferred Stock”) with a liquidation preference of $100 per share. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing December 31, 1997 at the rate of 7.677% per annum of the liquidation preference per share (equivalent to $7.677 per annum per share) through September 30, 2012 and at a rate of 9.677% of the liquidation preference per annum per share (equivalent to $9.677 per annum per share) thereafter. The Preferred Stock was not redeemable prior to September 30, 2007. On or after September 30, 2007, the Preferred Stock could be redeemed for cash at our option, in whole or in part, at a redemption price of $100 per share, plus accrued and unpaid dividends, if any, thereon.

During August 2005, we repurchased 99,515 shares of our Series A Preferred Stock, and on October 1, 2007, we redeemed the 900,485 remaining outstanding shares of our Series A Preferred Stock at a redemption price of $100 per share. Concurrent with the redemption, we paid the final dividend on the Series A Preferred Stock.

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

Each share of Series B Preferred Stock was initially convertible into 4.3975 shares of our common stock at the option of the holder (equivalent to a conversion price of $22.74 per share). At December 31, 2007, each share of Series B Preferred Stock was convertible into 4.4316 shares of our common stock (equivalent to a conversion price of $22.57 per share). At December 31, 2007, if all of the Series B Preferred Stock were to convert, it would result in the issuance of approximately 4,717,000 common shares. The Series B Preferred Stock is convertible upon the occurrence of any of the following events:

•

Our common stock reaching a price equal to 125% of the conversion price (initially $28.43 per share, $28.21 at December 31, 2007) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•	The price per share of the Series B Preferred Stock falls below 98% of the product of the Conversion Rate and the average closing sale prices of our common stock for five consecutive trading days;

•	The credit ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services fall more than two levels below the initial ratings of Ba1 and BB+, respectively;

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

The Series B Preferred Stock was convertible from January 1, 2007 to September 30, 2007, and during that time, 50 shares were converted into 220 shares of common stock at a conversion price of $22.66 per share (equivalent to 4.4136 shares of common stock per share of Series B Preferred Stock). For at least 20 of the last 30 trading days of 2007, our common stock reached a price greater than or equal to 125% of the $22.57 conversion price at December 31, 2007. As such, the Series B Preferred Stock became convertible on January 1, 2008 and will remain convertible through March 31, 2008 at which time the same test will be performed to determine whether the Series B Preferred Stock will continue to be convertible.

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

In each of 2006 and 2007, we entered into sales agreements with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 10 million shares of our common stock from time to time through a controlled equity offering program. During 2007, we sold approximately 7,808,000 shares of common stock at a weighted average price of $31.52,

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

resulting in net proceeds of $242.9 million after sales fees. During 2006, we sold approximately 7,237,000 shares of common stock at a weighted average price of $25.45 resulting in net proceeds of approximately $180.4 million after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2007 and 2006 was 2%. During 2007, we issued approximately 724,000 shares of common stock, at an average price of $30.20, resulting in net proceeds of approximately $21.8 million. During 2006, we issued approximately 674,000 shares of common stock, at an average price of $24.55, resulting in net proceeds of approximately $16.5 million.

On April 5, 2006, we closed on the sale of 5,850,000 shares of common stock (including the underwriters’ over-allotment option of 1,350,000 shares) at $21.50 per share ($20.54 net of the underwriters’ discounts). In addition, we entered into forward sale agreements with affiliates of certain underwriters relating to 4,500,000 shares of common stock. These agreements gave us the option of settling the 4,500,000 forward shares in shares of common stock or cash at any time during the twelve months following the closing date. We settled the contracts by issuing 4,500,000 shares on June 29, 2006 at a price of $20.37 per share (the $20.54 from the original sale as adjusted for interest earned and dividends paid from the forward sale date to the settlement date) to settle the forward sale agreements. The net proceeds from the sale of these shares of approximately $211.0 million, after underwriters’ discounts and expenses payable by us, were used to repay borrowings under our Credit Facility.

14.	Stock Incentive Plan

Under the terms of a stock incentive plan (the Plan), we reserved for issuance 3,000,000 shares of common stock. At December 31, 2007, approximately 2,058,000 shares of common stock remain available for issuance under the plan, however, approximately 601,000 of those shares have been reserved for issuance related to restricted stock units, performance shares and stock appreciation rights outstanding at December 31, 2007. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights. We began accounting for the stock based compensation under SFAS No. 123 during 1999 for options and restricted stock granted in 1999 and thereafter. In 2005, we adopted SFAS No. 123R (SFAS No. 123 was revised in 2004).

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

Summaries of the status of stock options granted to officers, restricted stock granted to directors and restricted stock, restricted stock units, performance shares and stock appreciation rights granted to employees at December 31, 2007, 2006 and 2005 and changes during the years then ended are as follow:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Dollar amounts in thousands except per share amounts)
Officer Stock Options:
Outstanding at beginning of year	592,427	$18.86	687,307	$19.07	931,850	$18.99
Granted	—	—	—	—	—	—
Exercised	(22,678)	20.51	(84,880)	19.73	(202,127)	18.05
Forfeited	—	—	(10,000)	25.75	(42,416)	18.97
Expired	—	—	—	—	—	—

Outstanding at end of year	569,749	18.80	592,427	18.86	687,307	19.07

Exercisable at end of year	569,749	18.80	592,427	18.86	579,931	19.14

Weighted average fair value of options granted	$—		$—		$—

Intrinsic value of options outstanding	$7,161

Intrinsic value of options exercisable	$7,161

Intrinsic value of options exercised	$274		$427		$869

Director Restricted Stock:
Outstanding at beginning of year	47,000	$22.11	38,000	$19.19	32,000	$18.22
Awarded	21,000	33.63	21,000	22.87	14,000	21.66
Vested	(19,000)	21.88	(12,000)	14.20	(8,000)	19.60
Forfeited	—	—	—	—	—	—

Outstanding at end of year	49,000	$25.39	47,000	$22.11	38,000	$19.19

Fair value of shares vested	$416		$170		$157

Employee Restricted Stock:
Outstanding at beginning of year	97,675	$22.38	61,094	$21.70	—	$—
Awarded	6,282	32.46	57,553	22.87	73,791	21.69
Vested	(39,347)	22.26	(20,365)	21.70	—	—
Forfeited	—	—	(607)	22.87	(12,697)	21.66

Outstanding at end of year	64,610	$23.43	97,675	$22.38	61,094	$21.70

Fair value of shares vested	$876		$442		$—

Employee Restricted Stock Units:
Outstanding at beginning of year	406,182	$28.60	—	$—	—	$—
Awarded	66,075	32.54	403,728	28.60	—	—
Dividend equivalents	25,206	30.31	2,454	28.97	—	—
Vested	(242,885)	30.23	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	254,578	$28.23	406,182	$28.60	—	$—

Fair value of units vested	$6,958		$—		$—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Dollar amounts in thousands except per share amounts)
Employee Performance Shares:
Outstanding at beginning of year	—	$—	—	$—	—	$—
Awarded	78,300	30.95	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	78,300	$30.95	—	$—	—	$—

Fair value of shares vested	$—		$—		$—

Employee Stock Appreciation Rights:
Outstanding at beginning of year	—	$—	—	$—	—	$—
Awarded	268,000	7.44	—	—	—	—
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—

Outstanding at end of year	268,000	$7.44	—	$—	—	$—

Fair value of SARs vested	$—		$—		$—

Stock options granted under the Plan became exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$14.20	$16.23	211,279	$14.49	3.6 years	211,279	$14.49
$18.48	$20.56	166,067	$19.80	3.2 years	166,067	$19.80
$21.29	$26.19	192,403	$22.67	4.2 years	192,403	$22.67

We received $0.5 million, $1.7 million and $3.6 million for stock option exercises in 2007, 2006 and 2005, respectively. Stock option amortization expense was $0.2 million in 2006 and $0.2 million in 2005. All stock options granted were fully vested as of December 31, 2006.

The director restricted stock awards are made to non-employee directors and granted at no cost. Director restricted stock awards historically vested at the third anniversary of the award date or upon the date they vacate their position. However, beginning in 2006, they vest in increments of one third per year for three years and will not fully vest if they vacate their position.

In 2005, 2006 and 2007, certain employees received annual awards of restricted stock or restricted stock units with dividend equivalents that are reinvested for each of 2005, 2006 and 2007. These grants generally vest

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

in increments of one third per year for three years. In December 2006, certain employees received a three-year grant of restricted stock units related to performance from January 1, 2004 to December 31, 2006. This three-year grant vested one year after the date of grant.

Starting in 2007, performance shares and stock appreciation rights were granted as long-term incentive compensation awards for the officers and certain employees in place of restricted stock or restricted stock units.

In addition, on August 15, 2006, the President and Chief Executive Officer received a grant of approximately 120,968 restricted stock units. This grant vests with respect to 50% of the units on the fifth anniversary of the date of grant and with respect to 10% of the units each year thereafter. On April 23, 2007, the Senior Vice President and Chief Investment Officer received a grant of approximately 30,807 restricted stock units. This grant vests with respect to 50% of the units on January 23, 2014, with the remaining 50% of the units vesting in seven substantially equal annual installments on each subsequent anniversary of such date. On April 23, 2007, the Senior Vice President and Chief Financial and Portfolio Officer received a grant of approximately 30,807 restricted stock units. This grant vests with respect to 50% of the units on July 23, 2012, with respect to an additional 20% of the units on each of January 23, 2013 and January 23, 2014 and with respect to the final 10% of the units on January 23, 2015. The restricted stock units earn dividend equivalents which are reinvested.

Compensation expense related to awards of restricted stock, restricted stock units, performance shares and stock appreciation rights are measured at fair value on the date of grant and amortized over the relevant service period. Compensation expense related to director restricted stock awards was $0.4 million in 2007, $0.1 million in 2006 and $0.5 million in 2005. Compensation expense related to employee restricted stock, restricted stock units, performance shares and stock appreciation rights awards was $4.3 million in 2007, $1.6 million in 2006 and $1.2 million in 2005. We expect to expense $9.2 million related to director and employee restricted stock, and employee restricted stock units, performance shares and stock appreciation rights over the remainder of the respective one to ten year service periods.

Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. Such dividend equivalents are payable in cash until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the board of directors. No dividend equivalents were paid prior to full vesting of the stock options. In addition, dividend equivalents are paid on restricted stock and restricted stock units prior to vesting. SFAS No. 123R provides that payments related to the dividend equivalents are treated as dividends. If an employee were to leave before all restricted stock or restricted stock units had vested, any dividend equivalents previously paid on the unvested shares or units would be expensed.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

15.	Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and forward equity shares (from the date we entered into the forward contract to the settlement date). The dilutive effect of stock options, other share-settled compensation plans and forward equity shares is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options, unrecognized compensation expense and settlement of the forward equity agreements. The calculation below excludes the Series B convertible preferred stock which is not dilutive for any period presented, 268,000 stock appreciation rights with prices that would not be dilutive in 2007 and 110,000 stock options with option prices that would not be dilutive in 2005. No stock appreciation rights were granted prior to 2007, and there were no stock options with option prices that would not be dilutive in 2007 or 2006. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Years Ended December 31,
	2007		2006		2005
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$145,969		$65,016		$45,322
Less: Preferred stock dividends	(13,434)		(15,163)		(15,622)
Preferred stock redemption charges	—		—		(795)

Amounts used to calculate Basic EPS	132,535	90,625	49,853	77,489	28,905	67,311
Effect of dilutive securities:
Stock options	—	215	—	138	—	135
Other share-settled compensation plans	—	289	—	215	—	—
Forward equity shares	—	—	—	37	—	—

Amounts used to calculate Diluted EPS	$132,535	91,129	$49,853	77,879	$28,905	67,446

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

16.	Pension Plan

During 1991, we adopted an unfunded defined benefit pension plan covering the non-employee members of our board of directors. The benefits, limited to the number of years of service on the board of directors, are based upon the then current annual retainer in effect. This plan was frozen effective December 31, 2005, and no future benefits will be earned under the plan. All benefits previously earned will be paid in accordance with the plan. Freezing the plan resulted in a one-time curtailment charge of $0.2 million that was included in expense in 2005.

The following tables set forth the amounts recognized in our financial statements:

	2007	2006
	(In thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,503	$1,627
Service cost	—	—
Interest cost	84	87
Amendments	—	—
Actuarial gain	(52)	(130)
Benefits paid	(75)	(81)

Benefit obligation at end of year	1,460	1,503

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	75	81
Benefits paid	(75)	(81)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(1,460)	$(1,503)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—
Current liabilities	50	69
Noncurrent liabilities	1,410	1,434

Total	$1,460	$1,503

Amounts recognized in accumulated other comprehensive income consist of:
Net gain	$182	$130

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Net periodic benefit cost:
Service cost	$—	$—
Interest cost	84	87
Amortization of prior service cost	—	—
Curtailment	—	—

Net periodic benefit cost	84	87

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net gain	(52)	—
Change in accumulated other comprehensive income due to adoption of SFAS No. 158	—	(130)

Total recognized in net periodic benefit cost and other comprehensive income	$32	$(43)

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

The accumulated benefit obligation was $1.3 million at December 31, 2007.

We expect to recognize $6,000 of net gain and no prior service cost in accumulated other comprehensive income as components of net periodic benefit cost during 2008.

Estimated Benefit Payments:

Year	Estimated Payment	Year	Estimated Payment
	(In thousands)		(In thousands)
2008	$50	2011	$131
2009	79	2012	124
2010	92	2013-2017	561

Discount rates of 6.25% and 5.75% in 2007 and 2006, respectively, and a 5.0% increase in the annual retainer every other year were used in the calculation of the amounts above.

The estimated contribution for 2008 is $50,000.

17.	Transactions with Significant Lessees

During 2006, we sold 28 assisted and independent living facilities to Brookdale for net cash proceeds of $147.1 million. These facilities were previously leased to Brookdale. This transaction resulted in a recognized gain of $77.1 million that is included in gain on sale of facilities in discontinued operations.

During 2006, Brookdale acquired American Senior Living L.P., which previously leased ten assisted and independent living facilities from us. Terms of the lease for five of the facilities provided for purchase options exercisable on July 1, 2008. We sold these five facilities to Brookdale for $33.0 million and provided a mortgage loan for that amount. This transaction resulted in a deferred gain of $4.7 million that will be recognized in proportion to principal payments received.

During 2006, Brookdale acquired American Retirement Corporation, which previously leased 16 assisted and independent living facilities from us under three leases. As a result of this transaction, Brookdale assumed the related leases, two of which expire on June 30, 2012 and a third that expires on June 30, 2014.

As of December 31, 2007, 96 triple-net leased facilities are leased to and operated by subsidiaries of Brookdale. Revenues from Brookdale were $54.6 million, $47.3 million and $30.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007, Brookdale accounted for 16% of our revenues.

As of December 31, 2007, 32 triple-net leased facilities are leased to and operated by Hearthstone. Revenues from Hearthstone were $37.7 million and $21.7 million for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, Hearthstone accounted for 11% of our revenues.

18.	Impairment of Assets

No impairment charges were recorded during 2007.

During 2006, we recognized impairment charges of $0.1 million related to two skilled nursing facilities in assets held for sale to write them down to their estimated fair values less selling costs based on review of the market prices for similar assets.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

During 2005, we recognized impairment charges of $10.0 million, $2.9 million of which related to two skilled nursing facilities, and $7.0 million related to one facility that would no longer be operated as a skilled nursing facility, which included the write-down of the facility to its estimated fair value less selling costs based on review of the market prices for similar assets, a reserve against a receivable from the tenant of the facility for $0.3 million and the write-off of certain capitalized lease costs. In addition, we had an impairment of $0.1 million against one land parcel in assets held for sale to write it down to its estimated fair value less selling costs based on review of the market prices for similar assets.

19.	Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing involvement, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. See Note 3 and Note 7 for more detail regarding the facilities sold and classified as held for sale during 2007. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Rental income	$10,759	$33,557	$42,156
Interest and other income	29	152	9

	10,788	33,709	42,165

Interest and amortization of deferred financing costs	276	287	313
Depreciation and amortization	4,064	9,490	12,283
General and administrative	28	79	127
Impairment of assets	—	83	9,731

	4,368	9,939	22,454

Income from discontinued operations	6,420	23,770	19,711
Gain on sale of facilities, net	72,069	96,791	4,908

Discontinued operations	$78,489	$120,561	$24,619

20.	Derivatives

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 19, 2007 issuance of $300 million of notes (see Note 10).

These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $300 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million. The settlement amounts are being amortized over the life of the debt as a yield reduction.

In June 2006, we entered into two $125 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350 million of notes.

These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $350 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million. The settlement amounts are being amortized over the life of the debt as a yield reduction.

21.	Comprehensive Income

We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300 million of notes as a yield reduction. During 2007, we recorded $0.1 million of amortization, and expect to record $0.3 million of amortization during 2008.

We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350 million of notes as a yield reduction. During 2007 and 2006, we recorded $0.2 million and $0.1 million of amortization, respectively and expect to record $0.2 million of amortization during 2008.

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. Adoption of this provision of SFAS No. 158 as of December 31, 2006 resulted in the recognition of $0.1 million of other comprehensive income related to the change in the funded status of our defined benefit pension plan. During 2007, we recognized other comprehensive income of $0.1 million related to the change in the funded status of our defined benefit pension plan.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

The following table sets forth the computation of comprehensive income for the periods presented:

	Year ended December 31,
	2007	2006
	(In thousands)
Net income	$224,458	$185,577
Other comprehensive income:
Gain on Treasury lock agreements	1,557	1,204
Amortization of gain on Treasury lock agreements	(279)	(103)
Defined benefit pension plan net actuarial gain	52	—
SFAS No. 158 adoption adjustment	—	130

	1,330	1,231

Total comprehensive income	$225,788	$186,808

22.	Income Taxes

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

We adopted the provisions of FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48. The taxable periods ending December 31, 2004 through December 31, 2007 remain open to examination by the Internal Revenue Service and the tax authorities of the significant jurisdictions in which we do business.

23.	Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2007	2006	2005
Ordinary income	$1.40	$1.42	$1.08
Capital gain	0.24	0.12	0.02
Return of capital	—	—	0.38
Total dividends paid	$1.64	$1.54	$1.48

24.	Segment Information

Management assesses performance and makes decisions about resource allocations based on our investing and leasing activities. Accordingly, our operations are organized into two segments—triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of December 31, 2007, the multi-tenant leases segment is comprised exclusively of medical office buildings. We did not invest in multi-tenant leases prior to 2006.

Non-segment revenues primarily consist of interest income on mortgages and unsecured loans and other income. Interest expense, depreciation and amortization and other expenses not attributable to individual facilities are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including mortgages and unsecured loans, investment in unconsolidated joint venture, cash, deferred financing costs and other assets not attributable to individual facilities.

Summary information related to our reportable segments is as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Revenues:
Triple-net leases	$291,315	$221,797	$169,225
Multi-tenant leases	16,061	9,700	—
Non-segment	21,862	13,359	10,437

	$329,238	$244,856	$179,662

Net operating income (1):
Triple-net leases	$291,315	$221,797	$169,225
Multi-tenant leases	7,439	3,558	—

	$298,754	$225,355	$169,225

Assets:
Triple-net leases	$2,563,395	$2,346,302	$1,453,295
Multi-tenant leases	324,098	54,225	—
Non-segment	256,860	304,286	413,925

	$3,144,353	$2,704,813	$1,867,220

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis. NOI is used to assess performance and to make decisions about resource allocations, although it is a measurement that is not defined by GAAP. We believe that net income is the GAAP measure that is most directly comparable to NOI, however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

A reconciliation of net income, a GAAP measure, to NOI is as follows:

	Years ended December 31,
	2007	2006	2005
	(In thousands)
Net income	$224,458	$185,577	$69,941
Interest and other income	(21,862)	(13,359)	(10,437)
Interest expense and amortization of deferred financing costs	101,703	89,692	66,718
Depreciation and amortization expense	96,730	68,771	45,167
General and administrative expense	24,429	15,656	14,269
Impairment of assets	—	—	310
Loss on extinguishment of debt	—	—	8,565
Minority interest in net loss of consolidated joint ventures	(212)	(421)	—
Income from unconsolidated joint venture	(1,958)	—	(689)
Gain on sale of facilities to unconsolidated joint venture, net	(46,045)	—	—
Discontinued operations	(78,489)	(120,561)	(24,619)

Net operating income from reportable segments	$298,754	$225,355	$169,225

25.	Quarterly Financial Data (Unaudited)

Amounts in the tables below may not add across due to rounding differences, and certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by SFAS No. 144.

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2007:
Revenues	$74,731	$79,384	$85,667	$89,457
Income available to common stockholders	22,257	83,642	53,951	51,174
Diluted income available to common stockholders per share	0.25	0.93	0.58	0.55
Dividends per share	0.41	0.41	0.41	0.41
2006:
Revenues	$51,481	$57,799	$66,285	$69,291
Income available to common stockholders	24,282	19,239	27,928	98,966
Diluted income available to common stockholders per share	0.35	0.26	0.34	1.16
Dividends per share	0.38	0.38	0.39	0.39

During the three months ended December 31, 2007, we recognized $1.3 million of triple-net lease rental income and $0.4 million of other income related to a non-recurring settlement of delinquent tenant obligations. During the three months ended September 30, 2007, we recognized $1.1 million of triple-net lease rental income and $0.8 million of other income related to a non-recurring settlement of delinquent tenant obligations.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

26.	Litigation

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the fall of 2008.

We are being defended in the matter by our commercial general liability carrier. We believe that we have substantial defenses to the claims and that we have adequate insurance to cover the risks, should liability nonetheless be imposed. However, because the remaining claims are still in the process of discovery and motion practice, it is not possible to predict the ultimate outcome of these claims.

27.	Subsequent Events (Unaudited)

On February 6, 2008, we entered into an agreement with Emeritus Corporation, a Washington corporation (“Emeritus”). The agreement provides for the sale to Emeritus of up to 24 assisted and independent living facilities. All of the properties are currently leased by us to Emeritus which operates the facilities. The gross purchase price is $305 million, subject to customary prorations and adjustments. The properties are subject to approximately $56.2 million of mortgage debt which will be repaid at closing, or assumed by Emeritus. At Emeritus’s election, we will provide Emeritus with a loan in the amount of $30 million at closing. The loan would bear interest at the rate of 7.25% per annum and would mature in four years.

On February 25, 2008, we entered into an agreement with Pacific Medical Buildings LLC, a California limited liability company (“PMB”), and certain of its affiliates, to acquire up to 18 MOBs for $747.6 million, including the assumption of approximately $282.6 million of indebtedness. The 18 MOBs, which comprise approximately 1.6 million square feet and include six that are currently in development, are located in California (12), Nevada (3), Hawaii (1), Oregon (1) and Arizona (1). The acquisition of each of the MOBs is subject to the satisfaction of customary closing conditions. Fourteen of the MOBs are expected to be acquired in 2008, two in 2009 and two in 2010. A significant portion of the consideration for the MOBs is expected be paid in the form of interests in a newly formed limited partnership in which we will be the general partner and majority owner. After a one year holding period, units of limited partnership interest in this partnership will be exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. At the first closing under the agreement with PMB, we will enter into an agreement with PMB in which we will obtain the right, but not the obligation, to acquire up to $1 billion of MOBs developed by PMB over the following seven years.

Also, on February 25, 2008, we entered into an agreement with PMB to acquire a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. In consideration for the 50%

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2007

interest, we will pay $1 million at closing, plus additional payments on or before March 31, 2010 and 2011 equal to 6x the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES will provide property and asset management services for the MOBs acquired in the PMB transaction, and will receive an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities:
Birmingham	AL	1,050	12,994	—	1,050	12,994	14,044	696	2000	2006
Decatur	AL	1,484	1,824	—	1,484	1,824	3,308	586	1987	1996
Hanceville	AL	197	2,447	—	197	2,447	2,644	693	1996	1996
Huntsville	AL	260	6,762	—	260	6,762	7,022	414	1999	2006
Mobile	AL	90	8,711	—	90	8,711	8,801	503	2000	2006
Muscle Shoals	AL	320	5,933	—	320	5,933	6,253	113	1999	2007
Benton	AR	182	1,968	—	182	1,968	2,150	539	1990	1998
Chandler	AZ	505	2,753	16	505	2,769	3,274	650	1998	1998
Tempe	AZ	1,440	15,413	—	1,440	15,413	16,853	806	1999	2006
Tucson	AZ	560	6,369	—	560	6,369	6,929	397	1999	2006
Banning	CA	375	12,976	—	375	12,976	13,351	1,189	2004	2003
Carmichael	CA	1,500	7,929	755	1,500	8,684	10,184	3,624	1984	1995
Chula Vista	CA	950	6,281	72	950	6,353	7,303	2,204	1989	1995
Corona	CA	709	2,491	—	709	2,491	3,200	231	1971	2004
Encinitas (2)	CA	1,000	5,017	126	1,000	5,143	6,143	2,002	1984	1995
Folsom (3)	CA	940	12,413	—	940	12,413	13,353	1,330	1997	2004
Lodi	CA	732	5,126	—	732	5,126	5,858	646	2000	2004
Mission Viejo (4)	CA	900	3,544	89	900	3,633	4,533	1,305	1985	1995
Novato (2)	CA	2,500	3,658	403	2,500	4,061	6,561	1,636	1978	1995
Palm Desert	CA	1,400	6,179	1,529	1,400	7,708	9,108	2,544	1989	1994
Placentia	CA	1,320	3,801	184	1,320	3,985	5,305	1,657	1982	1995
Rancho Cucamonga (2)	CA	610	4,156	269	610	4,425	5,035	1,580	1987	1995
Rancho Mirage	CA	1,630	13,391	250	1,630	13,641	15,271	355	1999	2007
San Dimas	CA	1,700	3,577	225	1,700	3,802	5,502	1,526	1975	1995
San Jose	CA	850	7,252	—	850	7,252	8,102	1,768	1998	1996
San Juan Capistrano	CA	700	6,344	235	700	6,579	7,279	2,251	1985	1995

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
San Juan Capistrano (2)	CA	1,225	3,834	172	1,225	4,006	5,231	1,441	1985	1995
Santa Maria	CA	1,500	2,649	118	1,500	2,767	4,267	1,120	1967	1995
Vista	CA	350	3,701	82	350	3,783	4,133	1,497	1980	1996
Westminster	CA	2,350	4,883	—	2,350	4,883	7,233	401	2001	2005
Aurora	CO	919	7,923	66	919	7,989	8,908	3,183	1983	1995
Boulder	CO	833	4,811	14	833	4,825	5,658	1,446	1985	1995
Denver (5)	CO	2,350	28,682	—	2,350	28,682	31,032	4,507	1987	2002
Branford	CT	2,000	6,709	—	2,000	6,709	8,709	854	1999	2005
Madison	CT	4,000	16,032	1,400	4,000	17,432	21,432	1,865	2002	2004
Coral Springs	FL	915	6,985	487	915	7,472	8,387	312	1999	2006
Fort Myers (6)	FL	415	5,206	33	415	5,239	5,654	488	1996	2005
Fort Myers (7)	FL	1,210	22,180	—	1,210	22,180	23,390	2,376	1998	2004
Fort Walton	FL	694	6,372	—	694	6,372	7,066	121	2000	2007
Hollywood	FL	1,994	9,887	—	1,994	9,887	11,881	220	1972	2007
Hudson	FL	1,665	8,139	550	1,665	8,689	10,354	2,919	1986	1996
Jacksonville	FL	226	2,770	20	226	2,790	3,016	713	1997	1997
Jacksonville (6)	FL	256	2,473	47	256	2,520	2,776	232	1997	2005
Leesburg (6)	FL	301	3,239	—	301	3,239	3,540	281	1999	2005
Ormond Beach (6)	FL	480	1,649	51	480	1,700	2,180	149	1997	2005
Palm Coast	FL	406	2,580	38	406	2,618	3,024	650	1997	1997
Pensacola	FL	408	5,667	757	408	6,424	6,832	1,211	1999	1998
Rotunda West	FL	123	2,628	28	123	2,656	2,779	661	1997	1997
Tallahassee	FL	696	9,217	45	696	9,262	9,958	1,914	1999	1998
Tallahassee	FL	450	1,679	149	450	1,828	2,278	65	1999	2006
Tamarac	FL	967	6,921	280	967	7,201	8,168	299	2000	2006
Tampa	FL	2,360	11,684	—	2,360	11,684	14,044	573	2001	2006
Tavares	FL	156	2,466	6	156	2,472	2,628	659	1997	1997

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Titusville	FL	1,742	4,706	—	1,742	4,706	6,448	1,008	1987	2000
Augusta	GA	568	3,820	—	568	3,820	4,388	85	1997	2007
Columbus	GA	290	5,081	—	290	5,081	5,371	476	1999	2004
Jonesboro	GA	1,320	8,323	—	1,320	8,323	9,643	485	2000	2006
Marietta	GA	1,350	5,672	—	1,350	5,672	7,022	365	2000	2006
Joliet (8)	IL	1,250	6,934	2,724	1,250	9,658	10,908	591	1999	2004
Rockford	IL	378	10,123	—	378	10,123	10,501	1,103	2000	2004
Carmel	IN	805	3,862	84	805	3,946	4,751	1,247	1998	1997
Greensburg	IN	120	1,249	—	120	1,249	1,369	29	1999	2007
Indianapolis	IN	750	4,267	—	750	4,267	5,017	242	1998	2006
Michigan City (6)	IN	245	4,068	—	245	4,068	4,313	355	1998	2005
Michigan City (6)	IN	375	3,330	—	375	3,330	3,705	288	1999	2005
Monticello	IN	270	2,696	—	270	2,696	2,966	46	1999	2007
Derby (6)	KS	269	1,463	57	269	1,520	1,789	136	1994	2005
Lawrence	KS	932	3,821	—	932	3,821	4,753	924	1995	1998
Salina	KS	200	1,921	—	200	1,921	2,121	516	1996	1997
Salina	KS	329	2,887	—	329	2,887	3,216	1,066	1989	1998
Topeka	KS	424	2,955	87	424	3,042	3,466	1,147	1986	1998
Wellington (6)	KS	11	1,006	56	11	1,062	1,073	99	1994	2005
Murray	KY	110	2,673	—	110	2,673	2,783	668	1998	1997
Shreveport	LA	510	6,194	—	510	6,194	6,704	581	2000	2004
Attleboro (9)	MA	1,560	13,143	—	1,560	13,143	14,703	1,408	1998	2004
Kingston (10)	MA	1,000	12,780	4,621	1,000	17,401	18,401	1,198	1996	2006
Hagerstown	MD	533	4,664	219	533	4,883	5,416	999	1999	1998
Brownstown (11)	MI	660	30,484	—	660	30,484	31,144	1,488	2000	2006
Davidson (6)	MI	154	1,755	26	154	1,781	1,935	165	1997	2005
Delta (6)	MI	181	4,812	10	181	4,822	5,003	454	1998	2005

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Delta (6)	MI	155	1,743	16	155	1,759	1,914	163	1998	2005
Farmington (6)	MI	84	1,863	86	84	1,949	2,033	181	1994	2005
Farmington (6)	MI	95	2,014	—	95	2,014	2,109	189	1994	2005
Grand Blanc (6)	MI	375	4,135	70	375	4,205	4,580	389	1998	2005
Grand Blanc (6)	MI	375	4,048	68	375	4,116	4,491	381	1998	2005
Haslett (6)	MI	847	4,231	35	847	4,266	5,113	385	1998	2005
Kentwood	MI	880	11,666	—	880	11,666	12,546	573	2001	2006
Riverview	MI	300	6,939	67	300	7,006	7,306	2,563	1987	1995
Troy (6)	MI	697	7,582	68	697	7,650	8,347	710	1998	2005
Troy (6)	MI	1,046	7,986	90	1,046	8,076	9,122	741	1998	2005
Utica (6)	MI	245	5,103	33	245	5,136	5,381	482	1995	2005
Austin	MN	400	8,893	—	400	8,893	9,293	312	2002	2006
Blue Earth	MN	500	6,339	—	500	6,339	6,839	233	1999	2006
Fairbault (6)	MN	121	1,328	29	121	1,357	1,478	125	1997	2005
Mankato (6)	MN	90	1,064	25	90	1,089	1,179	101	1996	2005
Owatonna (6)	MN	60	1,761	—	60	1,761	1,821	161	1996	2005
Owatonna (6)	MN	70	2,239	—	70	2,239	2,309	196	1999	2005
Sauk Rapids (6)	MN	67	748	49	67	797	864	73	1997	2005
St. Louis	MN	900	10,423	—	900	10,423	11,323	378	2003	2006
Wilmar (6)	MN	57	1,977	43	57	2,020	2,077	190	1997	2005
Winona (6)	MN	65	1,436	36	65	1,472	1,537	138	1997	2005
Butler	MO	103	200	—	103	200	303	4	1995	2007
Herculaneum	MO	477	3,138	—	477	3,138	3,615	321	1989	2004
Lamar	MO	113	899	—	113	899	1,012	20	1996	2007
Nevada	MO	253	—	66	253	66	319	—	1993	2007
Nevada	MO	253	—	—	253	—	253	—	1996	2007
Greenville	MS	271	4,411	—	271	4,411	4,682	84	1999	2007

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Hattiesburg	MS	220	4,731	—	220	4,731	4,951	444	1999	2004
Meridian	MS	360	4,771	—	360	4,771	5,131	447	1998	2004
Asheboro	NC	200	7,054	—	200	7,054	7,254	255	1998	2006
Cramerton	NC	300	13,713	—	300	13,713	14,013	480	1999	2006
Goldsboro	NC	270	8,055	—	270	8,055	8,325	863	1998	2004
Harrisburg	NC	300	10,472	—	300	10,472	10,772	380	1997	2006
Hendersonville	NC	400	12,183	—	400	12,183	12,583	451	2005	2006
Hickory	NC	385	2,531	11	385	2,542	2,927	619	1997	1998
Hillsborough	NC	400	12,755	—	400	12,755	13,155	469	2005	2006
Newton	NC	400	11,707	—	400	11,707	12,107	418	2000	2006
Salisbury	NC	300	11,902	500	300	12,402	12,702	440	1999	2006
Shelby	NC	300	10,377	—	300	10,377	10,677	377	2000	2006
Southport	NC	300	12,283	—	300	12,283	12,583	454	2005	2006
Burleigh	ND	400	5,902	—	400	5,902	6,302	201	1994	2006
Brick	NJ	1,102	2,428	—	1,102	2,428	3,530	309	1999	2002
Cape May Court House (12)	NJ	430	14,322	—	430	14,322	14,752	1,134	2001	2004
Deptford	NJ	655	3,429	1	655	3,430	4,085	793	1998	1998
Albuquerque	NM	440	21,937	—	440	21,937	22,377	1,101	1998	2006
Sparks (13)	NV	505	5,120	—	505	5,120	5,625	1,463	1991	1997
Sparks (14)	NV	714	7,277	—	714	7,277	7,991	1,819	1993	1997
Centereach	NY	6,000	15,204	860	6,000	16,064	22,064	2,554	1973	2002
Manlius (6)	NY	500	10,080	48	500	10,128	10,628	950	1994	2005
Vestal	NY	750	10,393	—	750	10,393	11,143	1,325	1994	2004
Barberton (6)	OH	263	3,125	20	263	3,145	3,408	293	1997	2005
Englewood (6)	OH	260	2,276	25	260	2,301	2,561	212	1997	2005
Greenville	OH	215	2,311	88	215	2,399	2,614	612	1997	1997
Groveport	OH	1,080	10,516	—	1,080	10,516	11,596	440	1998	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Lancaster	OH	350	2,084	17	350	2,101	2,451	489	1998	1998
Lorain	OH	620	8,876	—	620	8,876	9,496	510	2000	2006
Marion (6)	OH	210	2,676	78	210	2,754	2,964	255	1998	2005
Medina	OH	500	10,198	—	500	10,198	10,698	471	1995	2006
Medina	OH	900	11,809	—	900	11,809	12,709	406	2000	2007
Mt. Vernon	OH	760	9,952	—	760	9,952	10,712	441	2001	2006
Sharonville	OH	225	4,013	37	225	4,050	4,275	1,482	1986	1995
Springdale	OH	440	2,092	16	440	2,108	2,548	538	1997	1997
Zanesville	OH	830	12,421	—	830	12,421	13,251	401	1996	2007
Bartlesville (6)	OK	183	2,336	83	183	2,419	2,602	223	1997	2005
Bethany (6)	OK	114	1,213	77	114	1,290	1,404	118	1994	2005
Broken Arrow	OK	178	1,445	19	178	1,464	1,642	400	1996	1997
Oklahoma	OK	1,200	15,185	—	1,200	15,185	16,385	795	1999	2006
Beaverton (6)	OR	721	5,695	—	721	5,695	6,416	446	2000	2005
Bend (6)	OR	499	3,923	—	499	3,923	4,422	307	2001	2005
Forest Grove (15)	OR	401	3,152	—	401	3,152	3,553	1,081	1994	1995
Gresham	OR	—	4,647	—	—	4,647	4,647	1,593	1988	1995
McMinnville (16)	OR	760	3,976	—	760	3,976	4,736	1,193	1989	1995
Troutdale (6)	OR	874	5,469	—	874	5,469	6,343	426	2000	2005
Dublin (6)	PA	310	2,533	—	310	2,533	2,843	219	1998	2005
Indiana	PA	194	2,706	—	194	2,706	2,900	464	1997	2002
Kingston	PA	196	2,262	—	196	2,262	2,458	50	1992	2007
Old Forge	PA	103	264	—	103	264	367	6	1990	2007
Peckville	PA	163	2,078	—	163	2,078	2,241	46	1989	2007
South Fayette Township	PA	653	9,158	259	653	9,417	10,070	2,018	1999	1998
Wyoming	PA	107	1,500	—	107	1,500	1,607	33	1993	2007
York	PA	413	4,534	26	413	4,560	4,973	1,034	1999	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
East Green	RI	1,200	8,416	108	1,200	8,524	9,724	1,699	2000	1998
Lincoln	RI	477	9,612	29	477	9,641	10,118	2,491	2000	1998
Portsmouth	RI	1,200	9,154	92	1,200	9,246	10,446	1,902	1999	1998
Clinton	SC	87	2,560	—	87	2,560	2,647	917	1997	1998
Goose Creek	SC	619	2,336	—	619	2,336	2,955	401	1998	2002
Greenwood	SC	107	2,648	—	107	2,648	2,755	948	1997	1998
Brown	SD	400	3,125	—	400	3,125	3,525	115	1991	2006
Brown	SD	300	2,584	—	300	2,584	2,884	99	2000	2006
Lincoln	SD	700	8,273	—	700	8,273	8,973	312	2002	2006
Pennington	SD	300	5,575	—	300	5,575	5,875	191	1997	2006
Bartlett	TN	870	11,489	—	870	11,489	12,359	628	1999	2006
Bristol	TN	406	5,001	1,453	406	6,454	6,860	1,177	1999	1998
Chattanooga	TN	310	5,870	—	310	5,870	6,180	374	1999	2006
Johnson City	TN	404	5,000	282	404	5,282	5,686	1,101	1999	1998
Knoxville	TN	790	6,279	—	790	6,279	7,069	392	2001	2005
Memphis	TN	629	8,180	—	629	8,180	8,809	202	1989	2007
Memphis	TN	726	8,558	—	726	8,558	9,284	209	1985	2007
Memphis	TN	412	5,259	—	412	5,259	5,671	129	1989	2007
Murfreesboro	TN	499	5,131	103	499	5,234	5,733	1,120	1999	1998
Nashville	TN	960	5,688	—	960	5,688	6,648	366	1998	2006
Nashville	TN	1,000	5,835	—	1,000	5,835	6,835	372	1999	2006
Newport	TN	423	6,116	—	423	6,116	6,539	116	2000	2007
Arlington	TX	3,100	4,016	—	3,100	4,016	7,116	290	1998	2006
Austin	TX	2,800	3,006	—	2,800	3,006	5,806	282	1999	2004
Austin	TX	1,360	21,486	—	1,360	21,486	22,846	1,081	2000	2006
Bedford	TX	470	4,474	—	470	4,474	4,944	419	1999	2004
Bedford (17)	TX	780	25,659	—	780	25,659	26,439	1,269	1999	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Conroe	TX	1,510	17,029	—	1,510	17,029	18,539	879	1997	2006
Dallas	TX	510	5,142	—	510	5,142	5,652	482	1999	2004
Dallas	TX	308	3,524	785	308	4,309	4,617	2,504	1981	1994
Denton	TX	185	1,425	33	185	1,458	1,643	399	1996	1996
El Paso	TX	400	4,107	—	400	4,107	4,507	385	2000	2004
Ennis	TX	119	1,409	26	119	1,435	1,554	394	1996	1996
Fort Worth	TX	640	10,416	—	640	10,416	11,056	651	2001	2005
Garland	TX	890	12,312	—	890	12,312	13,202	666	1999	2006
Houston	TX	493	7,891	—	493	7,891	8,384	1,874	1998	1997
Houston	TX	1,235	7,193	—	1,235	7,193	8,428	1,708	1998	1997
Houston	TX	985	8,945	—	985	8,945	9,930	1,957	1999	1997
Houston	TX	1,089	7,052	—	1,089	7,052	8,141	1,543	1999	1997
Houston	TX	870	21,320	—	870	21,320	22,190	1,073	1999	2006
Houston	TX	850	17,033	—	850	17,033	17,883	879	1998	2006
Irving	TX	930	11,991	—	930	11,991	12,921	651	1999	2006
Kerrville (6)	TX	195	2,129	88	195	2,217	2,412	204	1997	2005
Lake Jackson	TX	220	12,888	—	220	12,888	13,108	692	1998	2006
Lancaster (6)	TX	175	2,100	65	175	2,165	2,340	200	1997	2005
Lewisville	TX	770	13,274	—	770	13,274	14,044	709	1998	2006
Lubbock (18)	TX	140	6,591	—	140	6,591	6,731	582	1998	2005
Paris	TX	166	1,465	32	166	1,497	1,663	410	1996	1996
Plano	TX	510	4,067	—	510	4,067	4,577	381	1999	2004
San Antonio	TX	470	7,396	—	470	7,396	7,866	443	1999	2006
San Antonio (6)	TX	359	3,910	100	359	4,010	4,369	371	1997	2005
Temple	TX	370	12,738	—	370	12,738	13,108	658	1997	2006
Temple (6)	TX	84	2,055	34	84	2,089	2,173	196	1997	2005
Texas City	TX	550	11,060	—	550	11,060	11,610	582	1996	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Tyler	TX	120	5,297	—	120	5,297	5,417	497	1999	2004
Victoria	TX	330	12,122	—	330	12,122	12,452	630	1997	2006
Wharton	TX	930	8,714	—	930	8,714	9,644	476	1996	2006
Salem	VA	890	10,320	—	890	10,320	11,210	375	1998	2006
Bellevue	WA	766	4,468	—	766	4,468	5,234	1,052	1998	1996
Centralia	WA	610	5,254	3	610	5,257	5,867	104	1993	2007
Olympia	WA	870	10,954	3	870	10,957	11,827	208	1995	2007
Richland	WA	172	6,052	191	172	6,243	6,415	2,124	1990	1995
Richland (19)	WA	200	7,339	—	200	7,339	7,539	691	1998	2005
Sedro Woolley	WA	340	4,480	—	340	4,480	4,820	242	1996	2006
Spokane	WA	466	4,121	—	466	4,121	4,587	674	1959	2003
Tacoma	WA	403	5,208	22	403	5,230	5,633	1,370	1997	1996
Tacoma	WA	—	6,690	—	—	6,690	6,690	796	1988	2003
Tacoma	WA	1,090	12,560	130	1,090	12,690	13,780	353	1976	2007
Yakima	WA	500	5,122	39	500	5,161	5,661	1,285	1998	1997
Beloit	WI	80	1,276	—	80	1,276	1,356	24	1990	2007
Clinton	WI	80	1,125	—	80	1,125	1,205	22	1991	2007
Glendale	WI	190	1,732	—	190	1,732	1,922	39	1999	2007
Glendale	WI	190	1,732	—	190	1,732	1,922	39	1999	2007
Glendale	WI	2,185	16,391	—	2,185	16,391	18,576	4,800	1988	1997
Greenfield (20)	WI	1,500	20,540	—	1,500	20,540	22,040	1,626	1999	2004
Hartland	WI	180	1,651	—	180	1,651	1,831	43	1985	2007
Horicon	WI	270	2,751	—	270	2,751	3,021	64	2002	2007
Kenosha	WI	170	2,993	—	170	2,993	3,163	55	1996	2007
Kenosha (6)	WI	17	615	54	17	669	686	62	1997	2005
Menomonee Falls (21)	WI	4,161	13,190	—	4,161	13,190	17,351	3,863	1989	1997
Middleton (6)	WI	155	1,866	48	155	1,914	2,069	177	1997	2005

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Monroe	WI	160	1,346	—	160	1,346	1,506	29	1990	2007
Neenah (6)	WI	73	1,421	77	73	1,498	1,571	139	1996	2005
Oak Creek	WI	190	1,732	—	190	1,732	1,922	50	1997	2007
Oconomowoc	WI	300	3,831	—	300	3,831	4,131	551	1992	2004
Onalaska (6)	WI	62	2,302	65	62	2,367	2,429	222	1995	2005
Oshkosh (6)	WI	61	1,046	86	61	1,132	1,193	104	1996	2005
Pewaukee	WI	360	4,766	—	360	4,766	5,126	114	2001	2007
St. Francis	WI	190	2,465	—	190	2,465	2,655	58	2000	2007
St. Francis	WI	190	2,465	—	190	2,465	2,655	58	2000	2007
St. Francis (22)	WI	403	9,645	—	403	9,645	10,048	1,195	2001	2004
Stoughton	WI	230	2,180	—	230	2,180	2,410	43	1992	2007
Sun Prairie (6)	WI	85	436	89	85	525	610	46	1994	2005
Waukesha	WI	2,272	5,790	—	2,272	5,790	8,062	1,978	1978	1997
Waukesha (23)	WI	2,765	9,411	1,827	2,765	11,238	14,003	3,256	1985	1997
Wauwatosa (24)	WI	1,541	11,483	—	1,541	11,483	13,024	793	2005	2006
West Allis (25)	WI	682	8,117	2,911	682	11,028	11,710	2,780	1996	1997
Charleston	WV	963	5,292	—	963	5,292	6,255	496	2000	2004
Hurricane	WV	705	5,418	77	705	5,495	6,200	1,115	1999	1998

		172,190	1,651,682	28,178	172,190	1,679,860	1,852,050	197,205

Skilled Nursing Facilities:
Benton	AR	685	4,659	9	685	4,668	5,353	1,278	1992	1998
Bryant	AR	320	4,888	16	320	4,904	5,224	1,342	1989	1998
Fort Smith	AR	350	3,318	—	350	3,318	3,668	129	2000	2007
Hot Springs	AR	54	2,320	—	54	2,320	2,374	1,420	1978	1986
Lake Village	AR	261	4,317	15	261	4,332	4,593	1,038	1998	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Monticello	AR	300	3,295	8	300	3,303	3,603	791	1995	1998
Morrilton	AR	250	3,703	7	250	3,710	3,960	1,016	1988	1998
Morrilton	AR	308	4,995	2	308	4,997	5,305	1,197	1996	1998
Wynne	AR	327	4,164	7	327	4,171	4,498	1,142	1990	1998
Scottsdale	AZ	650	2,790	350	650	3,140	3,790	1,757	1963	1991
Chowchilla	CA	109	1,119	—	109	1,119	1,228	567	1965	1987
Gilroy	CA	714	1,892	205	714	2,097	2,811	1,050	1968	1991
Orange	CA	1,141	5,082	—	1,141	5,082	6,223	1,973	1987	1992
Hartford	CT	350	4,189	4,860	350	9,049	9,399	1,085	1969	2001
Winsted	CT	70	3,515	970	70	4,485	4,555	787	1960	2001
Fort Pierce	FL	125	3,038	—	125	3,038	3,163	2,014	1960	1985
Jacksonville	FL	1,503	1,760	3,382	1,503	5,142	6,645	466	1997	2005
Jacksonville	FL	498	2,787	186	498	2,973	3,471	1,095	1965	1996
Pensacola	FL	77	1,833	—	77	1,833	1,910	940	1962	1987
Flowery Branch	GA	562	3,180	600	562	3,780	4,342	1,092	1970	1999
Buhl	ID	15	777	—	15	777	792	742	1913	1986
Lasalle	IL	127	2,703	—	127	2,703	2,830	1,610	1975	1989
Litchfield	IL	30	2,689	—	30	2,689	2,719	1,578	1974	1989
Berne	IN	150	1,904	—	150	1,904	2,054	69	1986	2007
Clinton	IN	330	6,439	—	330	6,439	6,769	257	1971	2007
Columbus	IN	200	3,147	—	200	3,147	3,347	90	1988	2007
Evansville	IN	280	5,324	—	280	5,324	5,604	3,067	1968	1989
Gas City	IN	100	5,376	—	100	5,376	5,476	211	1974	2007
Hartford City	IN	130	1,848	—	130	1,848	1,978	68	1988	2007
Huntington	IN	160	3,263	—	160	3,263	3,423	113	1987	2007
Indianapolis	IN	1,700	4,829	535	1,700	5,364	7,064	178	1968	2006
Muncie	IN	220	4,344	—	220	4,344	4,564	170	1976	2007

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Muncie	IN	160	7,294	—	160	7,294	7,454	241	2001	2007
New Castle	IN	43	5,172	—	43	5,172	5,215	2,978	1972	1989
Petersburg	IN	33	2,351	—	33	2,351	2,384	1,439	1970	1986
Portland	IN	240	5,312	—	240	5,312	5,552	254	1964	2007
Richmond	IN	114	2,520	—	114	2,520	2,634	1,542	1975	1986
Terre Haute	IN	330	3,245	—	330	3,245	3,575	137	1965	2007
Wabash	IN	40	2,790	—	40	2,790	2,830	1,568	1974	1989
Winchester	IN	80	2,430	—	80	2,430	2,510	84	1986	2007
Belleville	KS	213	1,887	—	213	1,887	2,100	928	1977	1993
Hiawatha	KS	150	788	34	150	822	972	284	1974	1998
Salina	KS	27	2,463	135	27	2,598	2,625	1,202	1981	1994
Topeka	KS	100	1,137	58	100	1,195	1,295	312	1973	1998
Wichita	KS	200	3,168	26	200	3,194	3,394	288	1965	2004
Yates Center	KS	18	705	—	18	705	723	199	1967	2002
Andover	MA	2,000	10,177	3,229	2,000	13,406	15,406	1,031	1992	2006
Brighton	MA	2,000	9,694	67	2,000	9,761	11,761	860	1995	2006
Danvers	MA	392	7,244	1,192	392	8,436	8,828	1,427	1998	1999
East Longmeadow	MA	700	16,462	—	700	16,462	17,162	834	1985	2006
Haverhill	MA	660	5,731	2,180	660	7,911	8,571	3,382	1973	1993
Kingston (10)	MA	2,000	4,890	1	2,000	4,891	6,891	610	1992	2006
Lowell	MA	2,500	3,945	4,303	2,500	8,248	10,748	508	1966	2006
Needham	MA	2,000	13,416	366	2,000	13,782	15,782	1,068	1996	2006
Reading	MA	1,000	8,184	320	1,000	8,504	9,504	780	1988	2006
South Hadley	MA	1,000	7,250	816	1,000	8,066	9,066	758	1988	2006
Springfield (26)	MA	1,998	8,262	416	1,998	8,679	10,677	329	1987	2007
Sudbury	MA	4,000	10,006	59	4,000	10,065	14,065	877	1997	2006
West Springfield	MA	580	9,432	590	580	10,022	10,602	569	1960	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Wilbraham	MA	1,000	4,473	214	1,000	4,687	5,687	574	1988	2006
Worcester	MA	500	12,182	772	500	12,954	13,454	1,024	1970	2006
Clinton	MD	400	5,606	356	400	5,962	6,362	3,259	1965	1987
Cumberland	MD	150	5,260	—	150	5,260	5,410	3,307	1968	1985
Hagerstown	MD	215	4,316	170	215	4,486	4,701	2,782	1971	1985
Kensington	MD	1,470	5,737	423	1,470	6,160	7,630	1,089	1954	2002
Westminster	MD	80	6,795	216	80	7,011	7,091	4,276	1973	1985
Duluth	MN	1,014	7,377	3,727	1,014	11,104	12,118	3,283	1971	1997
Hopkins	MN	436	4,184	450	436	4,634	5,070	2,782	1961	1985
Minneapolis	MN	333	5,935	1,757	333	7,692	8,025	4,504	1941	1985
Ashland	MO	670	3,281	—	670	3,281	3,951	374	1993	2005
Columbia	MO	430	5,182	—	430	5,182	5,612	582	1994	2005
Dixon	MO	330	1,892	—	330	1,892	2,222	258	1989	2005
Doniphan	MO	120	4,943	—	120	4,943	5,063	612	1991	2005
Forsyth	MO	230	5,473	—	230	5,473	5,703	656	1993	2005
Maryville	MO	51	2,689	—	51	2,689	2,740	1,691	1972	1985
Seymour	MO	200	3,120	—	200	3,120	3,320	360	1990	2005
Silex	MO	870	1,535	—	870	1,535	2,405	228	1991	2005
St. Louis	MO	1,370	1,952	—	1,370	1,952	3,322	263	1988	2005
St. Louis	MO	683	7,924	—	683	7,924	8,607	528	1954	2007
Strafford	MO	530	4,441	—	530	4,441	4,971	520	1995	2005
Windsor	MO	350	2,968	—	350	2,968	3,318	347	1996	2005
Columbus	MS	750	3,530	197	750	3,727	4,477	977	1976	1998
Hendersonville	NC	116	2,244	—	116	2,244	2,360	1,411	1979	1985
Sparks	NV	740	3,294	355	740	3,649	4,389	1,426	1988	1991
Beacon	NY	1,000	20,710	—	1,000	20,710	21,710	1,399	2002	2006
Fishkill	NY	2,000	18,399	—	2,000	18,399	20,399	1,162	1996	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Highland	NY	1,500	13,992	—	1,500	13,992	15,492	952	1998	2006
Boardman	OH	60	7,046	326	60	7,372	7,432	4,439	1962	1997
Columbus	OH	343	4,333	—	343	4,333	4,676	2,268	1984	1991
Galion	OH	24	3,419	93	24	3,512	3,536	2,130	1967	1997
Warren	OH	450	7,488	266	450	7,754	8,204	4,778	1967	1997
Washington Court House	OH	356	4,086	166	356	4,252	4,608	2,199	1984	1991
Lawton	OK	196	4,946	282	196	5,228	5,424	167	1985	2007
Lawton	OK	130	201	75	130	276	406	11	1968	2007
Temple	OK	23	1,405	—	23	1,405	1,428	94	1971	2007
Tuttle	OK	35	1,489	254	35	1,743	1,778	103	1960	2007
Greensburg	PA	769	9,129	—	769	9,129	9,898	609	1971	2007
Kingston	PA	209	2,507	—	209	2,507	2,716	84	1995	2007
Peckville	PA	116	1,302	—	116	1,302	1,418	43	1991	2007
Beaufort (27)	SC	923	10,399	—	923	10,399	11,322	87	1970	2007
Bennettsville	SC	674	6,555	—	674	6,555	7,229	291	1958	2007
Conway	SC	1,158	10,423	—	1,158	10,423	11,581	87	1975	2007
Mt. Pleasant	SC	648	5,916	—	648	5,916	6,564	263	1977	2007
Celina	TN	150	861	—	150	861	1,011	405	1975	1993
Clarksville	TN	350	3,497	321	350	3,818	4,168	1,658	1967	1993
Decatur	TN	193	3,329	27	193	3,356	3,549	907	1981	1998
Harrogate	TN	664	6,058	—	664	6,058	6,722	202	1990	2007
Jonesborough	TN	65	2,562	58	65	2,620	2,685	1,210	1982	1993
Madison	TN	1,120	6,415	500	1,120	6,915	8,035	1,736	1967	1998
Baytown	TX	61	2,010	80	61	2,090	2,151	944	1970	1990
Baytown	TX	90	2,496	224	90	2,720	2,810	1,184	1975	1990
Center	TX	22	1,533	213	22	1,746	1,768	763	1972	1990
Clarksville	TX	210	3,075	174	210	3,249	3,459	372	1989	2005

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
DeSoto	TX	610	4,662	832	610	5,494	6,104	604	1987	2005
Flowery Mound	TX	1,211	4,873	41	1,211	4,914	6,125	712	1995	2002
Garland	TX	238	1,727	212	238	1,939	2,177	850	1970	1990
Gilmer	TX	248	4,818	88	248	4,906	5,154	1,225	1990	1998
Houston	TX	408	4,263	301	408	4,564	4,972	2,222	1982	1990
Humble	TX	140	1,930	400	140	2,330	2,470	969	1972	1990
Huntsville	TX	135	2,037	32	135	2,069	2,204	946	1968	1990
Kirbyville	TX	350	2,533	—	350	2,533	2,883	196	1987	2006
Linden	TX	25	2,520	75	25	2,595	2,620	1,246	1968	1993
McKinney	TX	756	4,737	—	756	4,737	5,493	248	2006	2006
McKinney	TX	1,263	4,797	—	1,263	4,797	6,060	1,252	1967	2000
Mt. Pleasant	TX	40	2,505	158	40	2,663	2,703	1,262	1970	1993
Nacogdoches	TX	135	1,212	43	135	1,255	1,390	592	1973	1990
New Boston	TX	44	2,367	172	44	2,539	2,583	1,176	1966	1993
Omaha	TX	28	1,579	92	28	1,671	1,699	793	1970	1993
San Antonio	TX	—	4,536	—	—	4,536	4,536	713	1988	2002
San Antonio	TX	308	2,319	399	308	2,718	3,026	597	1986	2004
Sherman	TX	67	2,075	87	67	2,162	2,229	1,031	1971	1993
Texarkana	TX	87	1,244	—	87	1,244	1,331	891	1983	1986
Trinity	TX	510	2,466	—	510	2,466	2,976	193	1985	2006
Waxahachie	TX	319	3,493	406	319	3,899	4,218	1,831	1976	1987
Wharton	TX	380	2,596	—	380	2,596	2,976	172	1988	2006
Salt Lake	UT	280	2,479	34	280	2,513	2,793	226	1972	2004
Annandale	VA	487	7,752	603	487	8,355	8,842	4,885	1963	1985
Charlottesville	VA	362	4,620	334	362	4,954	5,316	2,911	1964	1985
Emporia	VA	473	6,960	1	473	6,961	7,434	271	1971	2007
Petersburg	VA	93	2,215	—	93	2,215	2,308	1,392	1972	1985

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Petersburg	VA	94	2,945	—	94	2,945	3,039	1,851	1976	1985
South Boston	VA	176	1,335	—	176	1,335	1,511	78	1966	2007
Everett	WA	830	7,045	—	830	7,045	7,875	671	1995	2004
Moses Lake	WA	304	4,307	1,326	304	5,633	5,937	2,065	1972	1994
Moses Lake	WA	164	2,385	—	164	2,385	2,549	1,060	1988	1994
Seattle	WA	1,223	5,752	182	1,223	5,934	7,157	1,986	1993	1994
Shelton	WA	327	4,682	—	327	4,682	5,009	1,295	1998	1997
Vancouver	WA	680	6,254	—	680	6,254	6,934	596	1991	2004
Chilton	WI	55	2,423	—	55	2,423	2,478	1,540	1963	1986
Florence	WI	15	1,529	5	15	1,534	1,549	936	1970	1986
Green Bay	WI	300	2,254	—	300	2,254	2,554	1,380	1965	1986
Sheboygan	WI	348	1,697	—	348	1,697	2,045	1,034	1967	1986
St. Francis	WI	80	535	—	80	535	615	326	1960	1986
Waukesha	WI	2,196	13,545	1,850	2,196	15,395	17,591	5,056	1973	1997
Wisconsin Dells	WI	81	1,697	1,519	81	3,216	3,297	1,062	1972	1986
Logan	WV	100	3,006	—	100	3,006	3,106	546	1987	2004
Ravenswood	WV	250	2,986	—	250	2,986	3,236	531	1987	2004
South Charleston	WV	750	4,907	—	750	4,907	5,657	965	1987	2004
White Sulphur	WV	250	2,894	—	250	2,894	3,144	540	1987	2004
Casper	WY	930	5,815	—	930	5,815	6,745	888	1994	2004
Sheridan	WY	837	4,404	—	837	4,404	5,241	662	1989	2004

		80,238	719,068	45,832	80,238	764,901	845,139	176,955

Continuing Care Retirement Communities:
Chandler	AZ	1,980	7,039	3,868	1,980	10,907	12,887	1,626	1992	2002
Sterling	CO	400	2,716	—	400	2,716	3,116	1,245	1979	1994
Largo	FL	910	8,508	2,625	910	11,133	12,043	4,481	1972	2002

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Northborough	MA	300	2,512	11,843	300	14,355	14,655	2,668	1968	1998
Auburn	ME	400	10,500	—	400	10,500	10,900	354	1982	2007
Gorham	ME	800	15,586	—	800	15,586	16,386	437	1990	2007
York	ME	1,300	10,746	—	1,300	10,746	12,046	282	2000	2007
Tulsa	OK	500	7,267	252	500	7,519	8,019	83	1981	2007
Trenton	TN	174	3,004	—	174	3,004	3,178	551	1974	2000
Corpus Christi	TX	1,848	15,430	13,592	1,848	29,022	30,870	7,935	1985	1997

		8,612	83,308	32,180	8,612	115,488	124,100	19,662

Specialty Hospitals:
Scottsdale	AZ	242	5,924	195	242	6,119	6,361	2,969	1986	1988
Tucson	AZ	1,275	9,435	—	1,275	9,435	10,710	3,666	1992	1992
Orange	CA	700	3,716	2	700	3,718	4,418	532	2000	2004
Tustin	CA	1,800	33,136	—	1,800	33,136	34,936	4,221	1991	2004
Conroe	TX	900	3,773	—	900	3,773	4,673	646	1992	2004
Houston	TX	1,093	3,273	1,376	1,093	4,649	5,742	536	1999	2004
The Woodlands	TX	100	2,472	—	100	2,472	2,572	427	1995	2004

		6,110	61,729	1,573	6,110	63,302	69,412	12,997

Medical Office Buildings:
Huntsville (28)	AL	5,645	11,061	—	5,645	11,061	16,706	215	1994	2007
Tamarac (29)	FL	1,479	4,788	7	1,479	4,795	6,274	45	1980	2007
Albany (30)	GA	80	221	21	101	221	323	7	1981	2006
Augusta (30)	GA	—	2,264	59	12	2,311	2,323	154	1977	2006
Augusta (30)	GA	587	2,515	347	911	2,538	3,450	219	1983	2006
Augusta (30)	GA	—	900	198	198	900	1,098	77	1990	2006
Buffalo Grove	IL	1,031	1,383	8	1,031	1,391	2,422	7	1992	2007

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
Grayslake	IL	2,198	2,427	—	2,198	2,427	4,625	13	1996	2007
Gurnee	IL	126	1,432	4	126	1,436	1,562	7	2005	2007
Gurnee	IL	176	1,413	5	176	1,418	1,594	8	2002	2007
Gurnee	IL	72	821	—	72	821	893	4	2002	2007
Gurnee	IL	492	5,445	—	492	5,445	5,937	28	2001	2007
Gurnee	IL	147	1,483	—	147	1,483	1,630	—	1996	2007
Libertyville	IL	153	5,065	8	153	5,073	5,226	23	1990	2007
Libertyville	IL	10	2,592	—	10	2,592	2,602	5	1980	2007
Libertyville	IL	336	3,298	—	336	3,298	3,634	9	1988	2007
Round Lake	IL	1,956	890	7	1,956	897	2,853	6	1987	2007
Vernon	IL	1,914	946	11	1,914	957	2,871	7	1986	2007
Elkhart (31)	IN	107	2,742	—	107	2,742	2,849	15	1994	2007
LaPorte (31)	IN	93	1,675	—	93	1,675	1,768	9	1997	2007
Mishawaka (32)	IN	1,023	6,738	—	1,023	6,738	7,761	37	1993	2007
South Bend (33)	IN	328	3,012	—	328	3,012	3,340	17	1996	2007
Covington (30)	LA	—	6,030	505	11	6,524	6,535	373	1995	2006
Covington (30)	LA	—	1,157	54	35	1,176	1,212	82	1987	2006
Lafayette (30)	LA	—	975	70	34	1,011	1,045	63	1984	2006
Lafayette (30)	LA	—	2,203	92	30	2,265	2,296	148	1984	2006
Metarie (30)	LA	—	3,749	184	31	3,902	3,933	225	1986	2006
Metarie (30)	LA	—	870	104	21	953	974	81	1980	2006
Slidell (35)	LA	1,423	1,990	—	1,423	1,990	3,413	35	1986	2007
Slidell (35)	LA	1,314	1,980	12	1,314	1,992	3,306	34	1990	2007
Arnold	MO	874	1,358	—	874	1,358	2,232	—	1999	2007
St. Louis	MO	—	14,906	—	—	14,906	14,906	—	2003	2007
St. Louis	MO	—	12,424	—	—	12,424	12,424	-	1993	2007
St. Louis	MO	—	4,083	—	—	4,083	4,083	—	1975	2007

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
Facility Type and Location		Land	Building and Improvements		Land	Buildings and Improvements	Total
St. Louis	MO	—	5,026	—	—	5,026	5,026	—	1980	2007
St. Louis	MO	1,364	2,563	—	1,364	2,563	3,927	—	1983	2007
Columbus	OH	698	10,788	—	698	10,788	11,486	125	1999	2007
Irmo (34)	SC	2,177	8,754	—	2,177	8,754	10,931	91	2004	2007
Waltersboro (30)	SC	—	2,046	158	10	2,194	2,204	143	1998	2006
St. Petersburg (30)	TN	—	3,867	40	7	3,900	3,906	197	1998	2006
Brownsville (30)	TX	351	386	—	351	386	737	37	1995	2006
Houston	TX	1,000	21,963	—	1,000	21,963	22,963	365	2006	2007
Houston (30)	TX	260	1,476	390	331	1,795	2,126	157	1982	2006
Houston (30)	TX	—	908	30	5	933	937	54	1998	2006
Mansfield (30)	TX	—	1,055	202	152	1,105	1,257	83	1998	2006
McKinney (30)	TX	—	887	268	210	945	1,155	99	1996	2006
North Richmond Hills (30)	TX	195	273	69	257	280	536	28	1995	2006
Christiansburg (30)	VA	71	652	23	93	653	746	37	1997	2006
Richmond (30)	VA	190	269	112	273	298	570	37	1985	2006
Richmond (30)	VA	—	3,045	137	4	3,178	3,182	165	1976	2006
Vancouver	WA	—	31,629	—	—	31,629	31,629	151	2001	2007
Vancouver	WA	—	6,391	—	—	6,391	6,391	31	1972	2007
Vancouver	WA	—	29,596	—	—	29,596	29,596	164	1980	2007
Vancouver	WA	—	11,629	—	—	11,629	11,629	56	1999	2007
Vancouver	WA	699	8,393	—	699	8,393	9,092	46	1994	2007
Vancouver	WA	2,969	4,236	—	2,969	4,236	7,205	23	1995	2007
Vancouver	WA	1,069	875	—	1,069	875	1,944	4	1997	2007

		32,607	271,543	3,125	33,950	273,325	307,275	4,046

Grand Total		299,757	2,787,330	109,545	301,100	2,896,876	3,197,976	410,865

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Real estate is security for notes payable in the aggregate of $27,033,865 at December 31, 2007.
(3)	Real estate is security for notes payable in the aggregate of $7,149,544 at December 31, 2007.
(4)	Real estate is security for notes payable in the aggregate of $6,749,856 at December 31, 2007.
(5)	Real estate is security for notes payable in the aggregate of $27,006,881 at December 31, 2007.
(6)	Real estate is security for notes payable in the aggregate of $56,543,403 at December 31, 2007.
(7)	Real estate is security for notes payable in the aggregate of $15,870,151 at December 31, 2007.
(8)	Real estate is security for notes payable in the aggregate of $5,698,664 at December 31, 2007.
(9)	Real estate is security for notes payable in the aggregate of $10,580,109 at December 31, 2007.
(10)	Real estate is security for notes payable in the aggregate of $13,974,304 at December 31, 2007.
(11)	Real estate is security for notes payable in the aggregate of $10,392,816 at December 31, 2007.
(12)	Real estate is security for notes payable in the aggregate of $6,866,540 at December 31, 2007.
(13)	Real estate is security for notes payable in the aggregate of $2,856,686 at December 31, 2007.
(14)	Real estate is security for notes payable in the aggregate of $2,486,556 at December 31, 2007.
(15)	Real estate is security for notes payable in the aggregate of $2,861,024 at December 31, 2007.
(16)	Real estate is security for notes payable in the aggregate of $2,878,527 at December 31, 2007.
(17)	Real estate is security for notes payable in the aggregate of $8,535,420 at December 31, 2007.
(18)	Real estate is security for notes payable in the aggregate of $3,841,188 at December 31, 2007.
(19)	Real estate is security for notes payable in the aggregate of $6,196,144 at December 31, 2007.
(20)	Real estate is security for notes payable in the aggregate of $8,943,534 at December 31, 2007.
(21)	Real estate is security for notes payable in the aggregate of $8,920,780 at December 31, 2007.
(22)	Real estate is security for notes payable in the aggregate of $6,000,000 at December 31, 2007.
(23)	Real estate is security for notes payable in the aggregate of $5,491,087 at December 31, 2007.
(24)	Real estate is security for notes payable in the aggregate of $6,600,000 at December 31, 2007.
(25)	Real estate is security for notes payable in the aggregate of $5,150,000 at December 31, 2007.
(26)	Real estate is security for notes payable in the aggregate of $5,227,160 at December 31, 2007.
(27)	Real estate is security for notes payable in the aggregate of $4,994,522 at December 31, 2007.
(28)	Real estate is security for notes payable in the aggregate of $6,934,498 at December 31, 2007.
(29)	Real estate is security for notes payable in the aggregate of $3,956,167 at December 31, 2007.
(30)	Real estate is security for notes payable in the aggregate of $39,043,069 at December 31, 2007.
(31)	Real estate is security for notes payable in the aggregate of $2,226,500 at December 31, 2007.
(32)	Real estate is security for notes payable in the aggregate of $3,932,837 at December 31, 2007.
(33)	Real estate is security for notes payable in the aggregate of $1,618,831 at December 31, 2007.
(34)	Real estate is security for notes payable in the aggregate of $8,376,130 at December 31, 2007.
(35)	Real estate is security for notes payable in the aggregate of $5,212,787 at December 31, 2007.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2007

(Dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation
Balances at December 31, 2004	$1,852,956	$303,766
Acquisitions	256,551	44,093
Improvements and Construction	9,821	2,054
Sales and Transfers to Assets Held for Sale	(76,582)	(5,689)

Balances at December 31, 2005	2,042,746	344,224

Acquisitions	976,654	71,011
Improvements and Construction	14,426	3,186
Sales and Transfers to Assets Held for Sale	(185,039)	(46,220)

Balances at December 31, 2006	2,848,787	372,201

Acquisitions	661,801	92,325
Improvements and Construction	17,719	3,497
Sales	(330,331)	(57,158)

Balances at December 31, 2007	$3,197,976	$410,865

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Nationwide Health Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Portfolio Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2007 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nationwide Health Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Nationwide Health Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Nationwide Health Properties, Inc. and our report dated February 19, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 19, 2008

PART III

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is presented (i) under the captions “Executive Officers of the Company” and “Business Code of Conduct & Ethics” in Item 1 of this report, and (ii) in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2008, under the captions “Directors Standing for Election”, “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Stockholder Proposals for the 2009 Annual Meeting,” “Audit Committee” and “Board Composition,” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is presented under the captions “How are directors compensated?,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2008, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2008, and is incorporated herein by reference.

The information required by this item is presented under the caption “Equity Compensation Plans” in Item 5 of this report, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is presented under the captions “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Board Composition” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is presented under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 2, 2008, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits

Exhibit No.		Description

3.1		Charter of the Company

3.2		Amended and Restated Bylaws of the Company, effective as of January 30, 2007, filed as Exhibit 3.1 to the Company’s Form 8-K dated February 5, 2007 and incorporated herein by this reference.

4.1		Indenture dated as of August 19, 1997 between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.

4.2		Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

4.3	(a)	First Supplemental Indenture dated as of May 18, 2005, between the Company and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 11, 2005, and incorporated herein by this reference.

4.3	(b)	Form of 6.00% Note Due 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 11, 2005, and incorporated herein by this reference.

4.4	(a)	Indenture, dated July 14, 2006, between the Company and J.P. Morgan Trust Company, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.

4.4	(b)	Form of 6.50% Note Due 2011, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.

4.5		Specimen Common Stock Certificate, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-127366) dated August 9, 2005, and incorporated herein by this reference.

Exhibit No.		Description

4.6		Indenture, dated October 19, 2007, between the Company and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Form 8-K dated October 19, 2007, and incorporated herein by this reference.

10.1		1989 Stock Option Plan of the Company as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*

10.2		Nationwide Health Properties, Inc. 2005 Performance Incentive Plan. (Filed as Appendix B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on March 24, 2005 (Commission File No. 001-09028) and incorporated herein by this reference.)*

10.3		The Company’s Retirement Plan for Directors as Amended and Restated April 20, 2006, filed as Exhibit 10.1 to the Company’s 10-Q for the quarter ended March 31, 2006 and incorporated herein by this reference.*

10.4	(a)	Deferred Compensation Plan of the Company effective September 1, 1991, filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1991, and incorporated herein by this reference.*

10.4	(b)	Amendment 2004-1 to the Company’s Deferred Compensation Plan dated June 1, 2004, filed as Exhibit 10.3(a) to the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.*

10.4(c)		Amendment 2004-2 to the Company’s Deferred Compensation Plan dated December 13, 2004, filed as Exhibit 10.3(b) to the Company’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference.*

10.5(a)		Amended and Restated Credit Agreement, dated as of October 20, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by reference.

10.5(b)		First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company, the Lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 20 additional banks, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 18, 2006, and incorporated herein by this reference.

10.6		Form of Indemnity Agreement for officers and directors of the Company including R. Bruce Andrews, David R. Banks, William K. Doyle, Charles D. Miller, Robert D. Paulson, Keith P. Russell, Jack D. Samuelson, Douglas M. Pasquale, David M. Boitano, Donald D. Bradley, Mark L. Desmond, Abdo H. Khoury, Harold B. McKown, Don M. Pearson, John J. Sheehan, Jr., and David E. Snyder, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.*

10.7		Executive Employment Security Policy as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*

10.8		Form of Change in Control Agreement with certain officers of the Company including David M. Boitano, Donald D. Bradley, Abdo H. Khoury, Harold B. McKown, John J. Sheehan Jr. and David E. Snyder, filed as Exhibit 10.1 to the Company’s Form 8-K dated November 5, 2004 and incorporated herein by this reference.*

Exhibit No.		Description

10.9		Retirement and Severance Agreement entered into by and between Nationwide Health Properties, Inc. and R. Bruce Andrews dated April 16, 2004, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.*

10.10		Amended and Restated Employment Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale, filed as Exhibit 10.3 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.*

10.11		Separation Agreement dated April 5, 2005, by and between the Company and Mark L. Desmond, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005, and incorporated herein by this reference.*

10.12		Form of Restricted Stock Agreement Under the Nationwide Health Properties, Inc. 1989 Stock Option Plan as Amended and Restated April 20, 2001, filed as Exhibit 10.1 to the Company’s Form 10-Q, dated March 31, 2005, and incorporated herein by this reference.*

10.13		Stock Unit Award Agreement, dated as of August 15, 2006, by and between Nationwide Health Properties, Inc. and Douglas M. Pasquale, filed as Exhibit 10.1 to the Company’s Form 8-K dated August 21, 2006, and incorporated herein by this reference.*

10.14		Form of Stock Unit Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 29, 2006, and incorporated herein by this reference.*

10.15		Form of Stock Appreciation Rights Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.*

10.16		Form of Performance Share Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2007, and incorporated herein by this reference.*

10.17		Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Abdo H. Khoury, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.*

10.18		Stock Unit Award Agreement, dated as of April 23, 2007, by and between Nationwide Health Properties, Inc. and Donald D. Bradley, filed as Exhibit 10.2 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.*

10.19		Form of Change in Control Agreement with certain officers of the Company, including Abdo H. Khoury, Donald D. Bradley and David E. Snyder, filed as Exhibit 10.4 to the Company’s Form 8-K dated April 27, 2007, and incorporated herein by this reference.*

10.20		Form of Restricted Stock Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.*

10.21		Agreement and Plan of Merger, dated as of March 22, 2006, by and among Nationwide Health Properties, Inc., HAL Acquisition Corp., and Hearthstone Assisted Living, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

10.22	(a)	Master Transactions Agreement, dated as of March 22, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Operations, LLC, and Hearthstone Assisted Living, Inc., filed as Exhibit 2.2 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

Exhibit No.		Description

10.22	(b)	Amendment to Master Transactions Agreement, dated May 31, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Assisted Living, Inc. and Hearthstone Operations, LLC, filed as Exhibit 2.1 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

10.23	(a)	Contribution Agreement, dated as of March 22, 2006, by and between Hearthstone Operations, LLC and Hearthstone Assisted Living, Inc., filed as Exhibit 2.3 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

10.23	(b)	Amendment to Contribution Agreement, dated May 31, 2006, between Hearthstone Assisted Living, Inc. and Hearthstone Operations, LLC, filed as Exhibit 2.2 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

10.24		Letter Agreement, dated as of March 22, 2006, by and among Hearthstone Operations, LLC, Hearthstone Assisted Living, Inc., and Nationwide Health Properties, Inc., filed as Exhibit 2.4 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

10.25		NewCo Side Letter Agreement, dated as of March 21, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Operations, LLC, and Timothy Hekker, James Wang, and Laurence Daspit, filed as Exhibit 2.5 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

10.26	(a)	Master Lease Agreement, dated May 31, 2006, by and among the Company and the other entities listed on Schedule I thereto, filed as Exhibit 2.3 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

10.26	(b)	First Amendment to Master Lease and Letter of Credit Agreement and Consent of Guarantor, dated June 29, 2006 by and among the Company, the entities listed on the signature pages thereto as “Tenant,” and Hearthstone Senior Services, L.P., filed as Exhibit 10.1 to the Company’s Form 8-K/A dated June 30, 2006, and incorporated herein by this reference.

12.		Ratio of Earnings to Fixed Charges.

21.		Subsidiaries of the Company.

23.1		Consent of Ernst & Young LLP.

31.		Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.

32.		Section 1350 Certifications of CEO and CFO.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale
President and Chief Executive Officer

Dated: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	February 25, 2008

/S/ DOUGLAS M. PASQUALE Douglas M. Pasquale	President, Chief Executive Officer and Director	February 25, 2008

/S/ ABDO H. KHOURY Abdo H. Khoury	Senior Vice President and Chief Financial and Portfolio Officer (Principal Financial and Accounting Officer)	February 25, 2008

/S/ R. BRUCE ANDREWS R. Bruce Andrews	Director	February 25, 2008

/S/ DAVID R. BANKS David R. Banks	Director	February 25, 2008

/S/ WILLIAM K. DOYLE William K. Doyle	Director	February 25, 2008

/S/ ROBERT D. PAULSON Robert D. Paulson	Director	February 25, 2008

/S/ KEITH P. RUSSELL Keith P. Russell	Director	February 25, 2008

/S/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 25, 2008