Form 10-Q
period 2008-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2008-05-08
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value, outstanding at May 7, 2008: 96,359,933

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

MARCH 31, 2008

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$286,771	$301,100
Buildings and improvements	2,747,883	2,896,876

	3,034,654	3,197,976
Less accumulated depreciation	(416,364)	(410,865)

	2,618,290	2,787,111
Mortgage loans receivable, net	112,591	121,694
Investment in unconsolidated joint venture	50,417	52,637

	2,781,298	2,961,442
Cash and cash equivalents	30,117	19,407
Receivables, net	3,164	3,808
Assets held for sale	168,550	—
Other assets	200,186	159,696

	$3,183,315	$3,144,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Credit facility	$56,000	$41,000
Senior notes due 2008-2038	1,156,500	1,166,500
Notes and bonds payable	334,269	340,150
Accounts payable and accrued liabilities	115,432	107,844

Total liabilities	1,662,201	1,655,494
Minority interests	5,720	6,166
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, 1,064,350 and 1,064,450 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively, stated at liquidation preference of $100 per share	106,435	106,445
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 96,153,813 and 94,805,781 as of March 31, 2008 and December 31, 2007, respectively	9,615	9,481
Capital in excess of par value	1,604,746	1,565,249
Cumulative net income	1,326,206	1,288,751
Accumulated other comprehensive income	2,442	2,561
Cumulative dividends	(1,534,050)	(1,489,794)

Total stockholders’ equity	1,515,394	1,482,693

	$3,183,315	$3,144,353

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net lease rent	$70,516	$62,911
Operating rent	10,930	2,763

	81,446	65,674
Interest and other income	5,267	4,271

	86,713	69,945
Expenses:
Interest and amortization of deferred financing costs	24,738	22,743
Depreciation and amortization	27,550	19,813
General and administrative	6,498	5,617
Medical office building operating expenses	4,864	1,414

	63,650	49,587

Income before minority interests and unconsolidated joint venture	23,063	20,358
Minority interests in net loss (income) of consolidated joint ventures	9	(17)
Income from unconsolidated joint venture	1,053	218

Income from continuing operations	24,125	20,559
Discontinued operations:
Gain on sale of facilities, net	10,866	66
Income from discontinued operations	2,464	5,423

	13,330	5,489

Net income	37,455	26,048
Preferred stock dividends	(2,062)	(3,791)

Income available to common stockholders	$35,393	$22,257

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.23	$0.19
Discontinued operations	0.14	0.06

Income available to common stockholders	$0.37	$0.25

Basic weighted average shares outstanding	95,274	88,188

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.23	$0.19
Discontinued operations	0.14	0.06

Income available to common stockholders	$0.37	$0.25

Diluted weighted average shares outstanding	95,783	88,676

Dividends paid per share	$0.44	$0.41

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Accumulated other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2007	1,064	$106,445	94,806	$9,481	$1,565,249	$1,288,751	$2,561	$(1,489,794)	$1,482,693
Comprehensive income:
Net income	—	—	—	—	—	37,455	—	—	37,455
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(119)	—	(119)

Comprehensive income	—	—	—	—	—	—	—	—	37,336
Conversion of preferred stock	—	(10)	—	—	10	—	—	—	—
Issuance of common stock	—	—	1,348	134	39,487	—	—	—	39,621
Preferred dividends	—	—	—	—	—	—	—	(2,062)	(2,062)
Common dividends	—	—	—	—	—	—	—	(42,194)	(42,194)

Balances at March 31, 2008	1,064	$106,435	96,154	$9,615	$1,604,746	$1,326,206	$2,442	$(1,534,050)	$1,515,394

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$37,455	$26,048
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	28,714	22,401
Stock-based compensation	1,331	1,020
Gain on sale of facilities, net	(10,866)	(66)
Amortization of deferred financing costs	628	686
Mortgage loans premium amortization	26	—
Straight-line rent	(2,829)	(937)
Equity in earnings from unconsolidated joint venture	(96)	(113)
Distributions from unconsolidated joint venture	96	113
Minority interests in net (loss) income of consolidated joint ventures	(9)	17
Changes in operating assets and liabilities:
Receivables	644	2,727
Other assets	(11,804)	15,831
Accounts payable and accrued liabilities	7,637	(6,704)

Net cash provided by operating activities	50,927	61,023

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(33,121)	(98,108)
Proceeds from sale of real estate facilities	18,899	471
Investment in mortgage and other loans receivable	(30,000)	(804)
Principal payments on mortgage loans receivable	9,077	192
Contributions to unconsolidated joint venture	(1,103)	(42,655)
Distributions from unconsolidated joint venture	3,323	130

Net cash used in investing activities	(32,925)	(140,774)

Cash flows from financing activities:
Borrowings under credit facility	128,000	177,000
Repayment of borrowings under credit facility	(113,000)	(118,000)
Repayment of senior unsecured debt	(10,000)	(5,000)
Issuance of notes and bonds payable	8,026	319
Principal payments on notes and bonds payable	(13,907)	(26,788)
Issuance of common stock, net	38,276	89,619
Contributions from minority interests	7	—
Distributions to minority interests	(438)	(26)
Dividends paid	(44,256)	(36,709)
Deferred financing costs	—	(10)

Net cash (used in) provided by financing activities	(7,292)	80,405

Increase in cash and cash equivalents	10,710	654
Cash and cash equivalents, beginning of period	19,407	14,695

Cash and cash equivalents, end of period	$30,117	$15,349

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the three months ended March 31 2008, approximately 94% of our revenues were derived from our leases, with the remaining 6% from our mortgage loans and other financing activities.

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

As of March 31, 2008, we had investments in 571 healthcare facilities located in 43 states, consisting of:

Consolidated facilities:

•	250 assisted and independent living facilities;

•	162 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings;

•	51 multi-tenant medical office buildings, 43 of which are operated by consolidated joint ventures (see Note 5); and

•	23 assets held for sale.

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities; and

•	1 continuing care retirement community.

Mortgage loans secured by:

•	19 skilled nursing facilities;

•	9 assisted and independent living facilities; and

•	1 land parcel.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2008, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures (see Note 5), were leased and operated by 83 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	29
• Ensign Group, Inc.	1
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants each accounted for more than 10% of our revenues at March 31, 2008, as follows:

• Brookdale Senior Living, Inc.	16%
• Hearthstone Senior Services, L.P.	12%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three-month periods ended March 31, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. The results of operations for the three-month periods ending March 31, 2008 and 2007 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our majority owned and controlled joint ventures in accordance with GAAP, including Financial Accounting Standards Board (FASB) Interpretation No. 46R Consolidation of Variable Interest Entities and Emerging Issues Task Force Issue 04-5 Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights. All material intercompany accounts and transactions have been eliminated.

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

We recorded $2.8 million of revenues in excess of cash received during the three months ended March 31, 2008 and $0.9 million of revenues in excess of cash received during the three months ended March 31, 2007. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $13.3 million at March 31, 2008 and $10.7 million at December 31, 2007. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66 Accounting for Sales of Real Estate. In accordance with SFAS No. 144, gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our balance sheets. All other gains are included in discontinued operations.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144. Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 142 and 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the three months ended March 31, 2008 or 2007.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $3.8 million at March 31, 2008 and $2.7 million at December 31, 2007. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1.3 million for the three-month period ended March 31, 2008 and $1.0 million for the three-month period ended March 31, 2007.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $24.6 million for the three months ended March 31, 2008 and $19.0 million for the three months ended March 31, 2007. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant.

A significant portion of the cost of each property is allocated to buildings. For our triple-net leased buildings, this amount generally approximates 90%. For medical office buildings that are not leased under a single triple-net lease, this percentage may be substantially lower as we allocate purchase prices in accordance with SFAS No. 141 Business Combinations (SFAS No. 141), which generally results in substantial allocations to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible lease assets”) included in the caption “Other assets” on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We amortize intangible lease assets and liabilities over the remaining lease terms of the respective leases to real estate amortization expense or operating rent, as appropriate.

Derivatives

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We endeavor to limit these risks by following established risk management policies, procedures and strategies, including, on occasion, the use of derivative instruments. We do not use derivative instruments for trading or speculative purposes.

Derivative instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of derivative instruments are recognized currently in earnings, unless the derivative instrument meets the criteria for hedge accounting contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS No. 133). If the derivative instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the derivative instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

Segment Reporting

We report our consolidated financial statements in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 17).

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value

On January 1, 2008, we adopted the provisions of SFAS No. 157 Fair Value Measurements (SFAS No. 157) for our financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At March 31, 2008, we had $7.5 million of financial assets and $7.5 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

In February 2008, the Financial Accounting Standards Board (FASB) amended SFAS No. 157 to delay the effective date of SFAS 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis is not expected to have a material impact on our results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective January 1, 2008. On January 1, 2008, we did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51 (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. The adoption of SFAS No. 141R will require us to expense certain transaction costs for business combinations that were previously capitalized which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our results of operations or financial position.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Real Estate Properties

At March 31, 2008, we had direct ownership of:

•	250 assisted and independent living facilities;

•	162 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings; and

•	51 multi-tenant medical office buildings, 43 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of March 31, 2008, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of March 31, 2008, leases covering 406 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $75.5 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of March 31, 2008, leases covering 322 facilities contained provisions for property tax impounds, and leases covering 219 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non triple-net leases where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases. No individual property owned by us is material to us as a whole.

During the three months ended March 31, 2008, we acquired 14 assisted and independent living facilities in two separate transactions for an aggregate investment of $22.2 million. We also acquired one multi-tenant medical office building through our consolidated joint venture with McShane Medical Office Properties, Inc. (see Note 5).

During the three months ended March 31, 2008, we also funded $8.5 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2008, we had committed to fund additional expansions, construction and capital improvements of approximately $138.4 million.

During the three months ended March 31, 2008, we transferred 23 assisted and independent living facilities to assets held for sale (see Note 7).

During the three months ended March 31, 2008, we sold one assisted and independent living facility, not previously transferred to assets held for sale, to the tenant of the facility pursuant to a purchase option for net cash proceeds of $18.5 million. The sale resulted in a gain of $10.8 million that is included in gain on sale of facilities in discontinued operations. We also sold one multi-tenant medical office building through one of our consolidated joint ventures with The Broe Companies (see Note 5).

On February 25, 2008, we entered into an agreement with Pacific Medical Buildings LLC, a California limited liability company (“PMB”), and certain of its affiliates, to acquire up to 18 multi-tenant medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. We acquired six and one of the 18 multi-tenant medical office buildings on April 1, 2008 and May 1, 2008, respectively (see Note 19).

4. Mortgage Loans Receivable

At March 31, 2008, we held 15 mortgage loans receivable secured by 19 skilled nursing facilities, nine assisted and independent living facilities and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. At March 31, 2008, the mortgage loans receivable had a net book value of $112.6 million, with individual outstanding principal balances ranging from $0.7 million to $33.0 million and maturities ranging from 2008 to 2024.

During the three months ended March 31, 2008, two mortgage loans totaling $8.9 million were repaid at maturity.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2008, we had an investment in one impaired loan with an average balance of $2.9 million. During the three months ended March 31, 2008, we recognized and received cash payments for interest income totaling $0.3 million. At March 31, 2008, the loan balance was $2.9 million.

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

At March 31, 2008, the Broe I joint venture owned 20 multi-tenant medical office buildings located in six states.

During the three months ended March 31, 2008, the Broe I joint venture funded $0.6 million in capital improvements at certain facilities in accordance with existing lease provisions.

During the three months ended March 31, 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

During the three months ended March 31, 2008, cash distributions from the Broe I joint venture of $0.2 million were made to us. No cash distributions were made to Broe during the three months ended March 31, 2008. All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.

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

At March 31, 2008, the Broe II joint venture owned 16 multi-tenant medical office buildings located in four states.

During the three months ended March 31, 2008, the Broe II joint venture funded $0.1 million in capital improvements at certain facilities in accordance with existing lease provisions.

During the three months ended March 31, 2008, the Broe II joint venture placed $7.8 million of secured debt on one multi-tenant medical office building.

During the three months ended March 31, 2008, cash distributions from the Broe II joint venture of $0.5 million and $27,000 were made to us and to Broe, respectively. All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At March 31, 2008, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.

During the three months ended March 31, 2008, the McShane/NHP joint venture acquired the final multi-tenant medical office building of a seven building portfolio. The purchase price for the final building totaled $2.0 million, of which $1.8 million was allocated to real estate with the remaining $0.2 million allocated to other assets and liabilities. The other six multi-tenant medical office buildings were acquired in December 2007. The total portfolio acquisition was originally financed with a bridge loan from us of $31.2 million and capital contributions of $16.0 million and $0.8 million, from us and McShane, respectively.

During the three months ended March 31, 2008, cash distributions from the McShane/NHP joint venture of $0.3 million and $18,000 were made to us and to McShane, respectively. All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

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

At March 31, 2008, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states. During the three months ended March 31, 2008, the joint venture placed $10.0 million of mortgage financing on a portion of the portfolio resulting in cash distributions of $7.5 million and $2.5 million to our joint venture partner and us, respectively.

During the three months ended March 31, 2008, the joint venture entered into an interest rate swap contract that is designated as hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at March 31, 2008 was $5.2 million which is included in accrued liabilities on the joint venture’s balance sheet.

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint venture and in the general and administrative expenses on the joint venture’s income statement. During the three months ended March 31, 2008, we earned management fees of $1.0 million, and our share of the net income was $0.1 million. During the three months ended March 31, 2007, we earned management fees of $0.1 million, and our share of the net income was $0.1 million.

7. Assets Held for Sale

On February 6, 2008, we entered into an agreement for the sale of 23 assisted and independent living facilities to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305 million. During the three months ended March 31, 2008, these 23 buildings were transferred to assets held for sale. The transaction closed on April 2, 2008 (see Note 19).

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2008, we also had the following amounts on our balance sheet related to the held for sale facilities sold to Emeritus on April 2, 2008: $43.4 million of notes and bonds payable; $5.1 million of accrued liabilities and $0.1 million of other assets.

8. Other Assets

At March 31, 2008 and December 31, 2007, other assets consisted of:

	March 31, 2008	December 31, 2007
	(In thousands)
Other receivables, net of reserves of $4.6 million at March 31, 2008 and December 31, 2007	$64,767	$34,379
Straight-line rent receivables, net	13,315	10,727
Deferred financing costs	16,721	17,927
Capitalized lease and loan origination costs	2,275	2,307
Intangible lease assets	67,814	58,481
Investments and restricted funds	18,623	18,024
Prepaid ground leases	10,383	10,431
Other	6,288	7,420

	$200,186	$159,696

Investments are recorded at fair value using market prices.

Intangible lease assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At March 31, 2008 and December 31, 2007, the gross balance of intangible lease assets was $79.6 million and $66.3 million, respectively. At March 31, 2008 and December 31, 2007, the accumulated amortization of intangible lease assets was $11.8 million and $7.8 million, respectively. For the three months ended March 31, 2008 and 2007, operating rent includes $0.1 million and $38,000 from the amortization of above/below market lease intangibles, respectively. For the three months ended March 31, 2008 and 2007, expenses include $2.8 million and $0.7 million from the amortization of other intangible lease assets and liabilities, respectively. At March 31, 2008, the weighted average amortization period of intangible lease assets was approximately 15 years.

9. Credit Facility

At March 31, 2008, we had $56 million outstanding on our $700 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (5.25% at March 31, 2008) or applicable LIBOR plus 0.85% (3.91% at March 31, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of March 31, 2008, we were in compliance with all covenants under the Credit Facility.

10. Common Stock

In each of 2006 and 2007, we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 10 million shares of our common stock from time to time through a controlled equity offering program. During the three months ended March 31, 2008, we sold approximately 930,000 shares of common stock at a weighted average price of $34.00 resulting in net proceeds of approximately $31.3 million after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2008 was 2%. During the three months ended March 31, 2008, we issued approximately 196,000 shares of common stock resulting in net proceeds of approximately $5.5 million.

11. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations. Diluted EPS includes the effect of any potential shares

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding, which for us is comprised of dilutive stock options and other share-settled compensation plans. The dilutive effect of stock options and other share-settled compensation plans is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. The calculation below excludes the Series B convertible preferred stock which is not dilutive for any period presented and 569,000 and 260,000 stock appreciation rights with prices that would not be dilutive for the three months ended March 31, 2008 and 2007, respectively. There were no stock options with option prices that would not be dilutive for the three months ended March 31, 2008 or 2007. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended March 31,
	2008		2007
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$24,125		$20,559
Less: Preferred stock dividends	(2,062)		(3,791)

Amounts used to calculate Basic EPS	22,063	95,274	16,768	88,188
Effect of dilutive securities:
Stock options	—	218	—	244
Other share-settled compensation plans	—	291	—	244

Amounts used to calculate Diluted EPS	$22,063	95,783	$16,768	88,676

12. Pension Plan

During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the three months ended March 31, 2008 or the three months ended March 31, 2007. The interest cost for the plan was $21,000 for the three months ended March 31, 2008 and $22,000 for the three months ended March 31, 2007. We made $13,000 of contributions to the plan for the three months ended March 31, 2008 and $19,000 for the three months ended March 31, 2007, and we expect to make $37,000 of contributions during the remainder of 2008.

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

	Three months ended March 31,
	2008	2007
	(In thousands)
Revenues	$4,623	$9,101
Expenses:
Interest expense and amortization of deferred financing costs	998	1,079
Depreciation and amortization	1,164	2,588
General and administrative	3	4
Medical office building operating expenses	(6)	7

	2,159	3,678

Income from discontinued operations	$2,464	$5,423

14. Derivatives

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2008, the unconsolidated joint venture we have with a state pension fund advisor entered into an interest rate swap contract (see Note 6).

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

15. Comprehensive Income

We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300 million of notes as a yield reduction. During the three months ended March 31, 2008, we recorded $0.1 million of amortization, and expect to record $0.2 million of amortization during the remainder of 2008.

We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350 million of notes as a yield reduction. During each of the three months ended March 31, 2008 and 2007, we recorded $0.1 million of amortization and expect to record $0.2 million of amortization during the remainder of 2008.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended March 31,
	2008	2007
	(In thousands)
Net income	$37,455	$26,048
Other comprehensive income:
Amortization of gain on Treasury lock agreements	(119)	(54)

Total comprehensive income	$37,336	$25,994

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through other comprehensive income in the year in which they occur. Adoption of this provision of SFAS No. 158 as of December 31, 2006 resulted in the recognition of $0.1 million of other comprehensive income related to the change in the funded status of our defined benefit pension plan. No changes in the funded status of the plan occurred during the three months ended March 31, 2008 or 2007.

16. Income Taxes

In June 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements in accordance with SFAS No. 109 Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return.

We adopted the provisions of FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48. The taxable periods ended December 31, 2004 through December 31, 2007 remain open to examination by the Internal Revenue Service and the tax authorities of the significant jurisdictions in which we do business.

17. Segment Information

Management assesses performance and makes decisions about resource allocations based on our investing and leasing activities. Accordingly, our operations are organized into two segments—triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of March 31, 2008, the multi-tenant leases segment is comprised exclusively of medical office buildings.

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

Certain items in prior period financial statements have been reclassified to conform to current period presentation, including those required by SFAS No. 144. Summary information related to our reportable segments is as follows:

	Three months ended March 31,
	2008	2007
	(In thousands)
Revenues:
Triple-net leases	$70,516	$62,911
Multi-tenant leases	10,930	2,763
Non-segment	5,267	4,271

	$86,713	$69,945

Net operating income (1):
Triple-net leases	$70,516	$62,911
Multi-tenant leases	6,066	1,349

	$76,582	$64,260

	March 31, 2008	December 31, 2007
	(In thousands)
Assets:
Triple-net leases	$2,396,326	$2,389,697
Multi-tenant leases	333,393	323,774
Non-segment	453,596	430,882

	$3,183,315	$3,144,353

(1)

Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis. We use NOI to assess performance and to make decisions about resource allocations, although it is a measurement that is not defined by GAAP. We believe that net income is

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the GAAP measure that is most directly comparable to NOI, however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

A reconciliation of net income, a GAAP measure, to NOI is as follows:

	Three months ended March 31,
	2008	2007
	(In thousands)
Net income	$37,455	$26,048
Interest and other income	(5,267)	(4,271)
Interest expense and amortization of deferred financing costs	24,738	22,743
Depreciation and amortization expense	27,550	19,813
General and administrative expenses	6,498	5,617
Minority interests in net (loss) income of consolidated joint ventures	(9)	17
Income from unconsolidated joint venture	(1,053)	(218)
Gain on sale of facilities, net	(10,866)	(66)
Income from discontinued operations	(2,464)	(5,423)

Net operating income from reportable segments	$76,582	$64,260

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

19. Subsequent Events

On February 6, 2008, we entered into an agreement for the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities for a gross purchase price of $305 million. On March 31, 2008, in connection with the sale, we retired $12.4 million of secured debt and provided Emeritus with a loan in the amount of $30 million at a rate of 7.25% per annum for a term of not more than four years. The transaction closed on April 2, 2008, at which time an additional $43.4 million of secured debt was retired.

On February 25, 2008, we entered into an agreement with PMB, and certain of its affiliates, to acquire up to 18 multi-tenant medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. On April 1, 2008, we acquired six of the 18 multi-tenant medical office buildings located in one state for $132.3 million, including the assumption of $61.8 million of mortgage financing and $1.1 million of security deposits and other holdback items and the issuance of 951,407 partnership units of a newly formed limited partnership in which we are the general partner and majority owner with a value of $30.2 million. On May 1, 2008, we acquired one more of the 18 multi-tenant medical office buildings for $26.7 million, including the assumption of $13.4 million of mortgage financing and $0.8 million of security deposits and other holdback items and the issuance of 288,397 partnership units of the same limited partnership with a value of $9.5 million.

We expect to acquire the remaining 11 multi-tenant medical office buildings for $588.6 million, including the assumption of approximately $207.4 million of mortgage financing. We expect to acquire seven of the remaining 11 multi-tenant medical office

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

buildings in 2008, two in 2009 and two in 2010. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of customary closing conditions.

A minimum of 40% of the total consideration for the multi-tenant medical office buildings acquired on April 1, 2008 and May 1, 2008 and those to be acquired in the future is to be paid in the form of interests in a newly formed limited partnership in which we are the general partner and majority owner. After a one year holding period, units of limited partnership interest in this partnership will be exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis.

Under terms of the agreement, in connection with the acquisition, we entered into another agreement with PMB in which we obtained the right, but not the obligation, to acquire up to $1 billion of multi-tenant medical office buildings developed by PMB over the following seven years.

Also, on February 25, 2008, we entered into an agreement with PMB to acquire a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to 6 times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES will provide property and asset management services for the multi-tenant medical office buildings acquired in the PMB transaction, and will receive an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees.

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

We recorded $2.8 million of revenues in excess of cash received during the three months ended March 31, 2008 and $0.9 million of revenues in excess of cash during the three months ended March 31, 2007. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $13.3 million at March 31, 2008 and $10.7 million at December 31, 2007. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 20 to 40 years depending on factors including building type, age, quality and location. A significant portion of the cost of each property is allocated to buildings. For our triple-net leased buildings, this amount generally approximates 90%. For medical office buildings that are not leased under a single triple-net lease, this percentage may be substantially lower as we allocate purchase prices in accordance with SFAS No. 141 Business Combinations (SFAS No. 141) which generally results in substantial allocations to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible lease assets”) included in the caption “Other assets” on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We amortize intangible lease assets and liabilities over the remaining lease terms of the respective leases. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 142 and 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. No impairment charges were recorded during the three months ended March 31, 2008 or 2007.

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

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective January 1, 2008 for financial assets or liabilities or nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 is effective January 1, 2009 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. SFAS No. 157 has not had, and is not expected to have, a material impact on our results of operations or financial position.

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

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective January 1, 2008. On January 1, 2008, we did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51 (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. The adoption of SFAS No. 141R will require us to expense certain transaction costs for business combinations that were previously capitalized which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our results of operations or financial position.

Operating Results

Three-Month Period Ended March 31, 2008 vs. Three-Month Period Ended March 31, 2007

Triple-net lease rental income increased $7.6 million, or 12%, in 2008 as compared to 2007. The increase was primarily due to rental income from 81 facilities acquired in 2007, 14 facilities acquired in 2008, increased straight-line rental income recognition and rent increases at existing facilities.

Operating rent was generated by our multi-tenant medical office buildings and increased $8.2 million, or 296%, in 2008 as compared to 2007. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings, including 22 medical office buildings acquired through our consolidated joint ventures, acquired in 2007 and one multi-tenant medical office building acquired in 2008.

Interest and other income increased $1.0 million, or 23%, in 2008 as compared to 2007. The increase was primarily due to two loans funded and four mortgage loans and five other loans acquired during 2007, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $2.0 million, or 9%, in 2008 as compared to 2007. The increase was primarily due to increased borrowings to fund acquisitions in 2008 and 2007, including the issuance of $300 million of notes in October 2007 and the assumption of $55.7 million of secured debt during 2007, partially offset by interest savings from the prepayment of $25.4 million of secured debt and the transfer of $4.7 million of secured debt during 2007. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture in 2007.

Depreciation and amortization increased $7.7 million, or 39%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 109 facilities, including 30 multi-tenant medical office buildings, in 2007 and 15 facilities, including one multi-tenant medical office building, in 2008.

General and administrative expenses increased $0.9 million, or 16%, in 2008 as compared to 2007. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation, other performance based awards and increased staff levels, and increases in other general corporate expenses.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $3.5 million, or 244%, in 2008 as compared to 2007. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings, including 22 medical office buildings acquired through our consolidated joint ventures, acquired in 2007.

Income from unconsolidated joint venture increased $0.8 million, or 383%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 34 facilities, including 19 facilities acquired by the joint venture from us, in 2007.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. Discontinued operations income increased $7.8 million in 2008 as compared to 2007. Discontinued operations income of $13.3 million for 2008 was comprised of gains on sale of $10.9 million, rental income of $4.6 million and medical office building operating expenses of ($6,000), partially offset by depreciation of $1.2 million, interest expense of $1.0 million and general and administrative expenses of $3,000. Discontinued operations income of $5.5 million for 2007 was comprised of rental income of $9.1 million and gains on sale of $0.1 million, partially offset by depreciation of $2.6 million, interest expense of $1.1 million, medical office building operating expenses of $7,000 and general and administrative expenses of $4,000. The difference in the composition of discontinued operations income, excluding the gains, was primarily caused by the inclusion of income from facilities sold in 2007 and 2008 in discontinued operations in 2007 while only income from facilities sold in 2008 is included in discontinued operations in 2008. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of March 31, 2008, we had leases on five facilities expiring in 2008. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $34 million during the remainder of 2008.

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

At March 31, 2008, the Broe I joint venture owned 20 multi-tenant medical office buildings located in six states.

During the three months ended March 31, 2008, the Broe I joint venture funded $0.6 million in capital improvements at certain facilities in accordance with existing lease provisions.

During the three months ended March 31, 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

During the three months ended March 31, 2008, cash distributions from the Broe I joint venture of $0.2 million were made to us. No cash distributions were made to Broe during the three months ended March 31, 2008.

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

At March 31, 2008, the Broe II joint venture owned 16 multi-tenant medical office buildings located in four states.

During the three months ended March 31, 2008, the Broe II joint venture funded $0.1 million in capital improvements at certain facilities in accordance with existing lease provisions.

During the three months ended March 31, 2008, the Broe II joint venture placed $7.8 million of secured debt on one multi-tenant medical office building.

During the three months ended March 31, 2008, cash distributions from the Broe II joint venture of $0.5 million and $27,000 were made to us and to Broe, respectively.

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

At March 31, 2008, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.

During the three months ended March 31, 2008, the McShane/NHP joint venture acquired the final multi-tenant medical office building of a seven building portfolio. The purchase price for the final building totaled $2.0 million, of which $1.8 million was allocated to real estate with the remaining $0.2 million allocated to other assets and liabilities. The other six multi-tenant medical office buildings were acquired in December 2007. The total portfolio acquisition was originally financed with a bridge loan from us of $31.2 million and capital contributions of $16.0 million and $0.8 million, from us and McShane, respectively.

During the three months ended March 31, 2008, cash distributions from the McShane/NHP joint venture of $0.3 million and $18,000 were made to us and to McShane, respectively. All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

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

At March 31, 2008, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states. During the three months ended March 31, 2008, the joint venture placed $10.0 million of mortgage financing on a portion of the portfolio resulting in cash distributions of $7.5 million and $2.5 million to our joint venture partner and us, respectively.

During the three months ended March 31, 2008, the joint venture entered into an interest rate swap contract that is designated as hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at March 31, 2008 was $5.2 million which is included in accrued liabilities on the joint venture’s balance sheet.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2008 decreased $10.1 million, or 17%, as compared to the same period in 2007. This was primarily due to the collection of certain amounts included in the caption “Other assets” during 2007, increased straight-line rent receivables and receivables for reserves, as well as increased interest and general and administrative expenses, offset in part by increased intangible lease liabilities related to our multi-tenant medical office buildings and revenue increases from our owned facilities and mortgage loans as a result of acquisitions and funding of mortgage loans during 2007 and 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the three months ended March 31, 2008, we acquired 14 assisted and independent living facilities in two separate transactions for an aggregate investment of $22.2 million. We also funded $8.5 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2008, we had committed to fund additional expansions, construction and capital improvements of approximately $138.4 million.

During the three months ended March 31, 2008, we acquired the final multi-tenant medical office building of a seven building portfolio through our joint venture with McShane for $2.0 million. We also funded $0.7 million in capital improvements at certain facilities in accordance with existing lease provisions through our two joint ventures with Broe.

During the three months ended March 31, 2008, we sold one assisted and independent living facility, not previously transferred to assets held for sale, to the tenant of the facility pursuant to a purchase option for net cash proceeds of $18.5 million. The sale resulted in a gain of $10.8 million that is included in gain on sale of facilities in discontinued operations.

During the three months ended March 31, 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

On February 25, 2008, we entered into an agreement with Pacific Medical Buildings LLC, a California limited liability company (“PMB”), and certain of its affiliates, to acquire up to 18 multi-tenant medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. On April 1, 2008, we acquired six of the 18 multi-tenant medical office buildings located in one state for $132.3 million, and on May 1, 2008, we acquired one more of the 18 multi-tenant medical office buildings for $26.7 million (see “Subsequent Events” below and Note 19 to our financial statements).

We expect to acquire the remaining 11 multi-tenant medical office buildings for $588.6 million. We expect to acquire seven of the remaining 11 multi-tenant medical office buildings in 2008, two in 2009 and two in 2010. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of customary closing conditions.

Under terms of the agreement, in connection with the acquisition, we entered into another agreement with PMB in which we obtained the right, but not the obligation, to acquire up to $1 billion of multi-tenant medical office buildings developed by PMB over the following seven years.

Financing Activities

At March 31, 2008, we had $644 million available under our $700 million revolving senior unsecured credit facility (“Credit Facility”) compared to $659 million at December 31, 2007. The decrease was primarily due to borrowings to finance the acquisitions described above, offset in part by repayments with proceeds from the sales of assets and the issuance of common stock discussed below. At our option, borrowings under the Credit Facility bear interest at the prime rate (5.25% at March 31, 2008) or applicable LIBOR plus 0.85% (3.91% at March 31, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

During the three months ended March 31, 2008, we prepaid $12.4 million of fixed rate secured debt that bore interest at a weighted average rate of 6.72%. The prepayments were funded by borrowings on our Credit Facility and by cash on hand.

During the three months ended March 31, 2008, we repaid $10.0 million of fixed rate notes with a rate of 6.72% at maturity. The payments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying senior notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at March 31, 2008 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

In each of 2006 and 2007, we entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 10 million shares of our common stock from time to time through a controlled equity offering program. During the three-month period ended March 31, 2008, we sold approximately 930,000 shares of common stock at a weighted average price of $34.00 resulting in net proceeds of approximately $31.3 million after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2008 was 2%. During the three months ended March 31, 2008, we issued approximately 196,000 shares of common stock resulting in net proceeds of approximately $5.5 million.

At March 31, 2008, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at March 31, 2008, we had approximately 2,171,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

We expect to finance the acquisitions of the multi-tenant medical office buildings from PMB with a combination of $282.6 million in assumed debt, a minimum of 40% of interests in a newly formed limited partnership in which we are the general partner and majority owner and the remaining balance from proceeds derived from the $305 million sale of our Emeritus portfolio (see “Subsequent Events” below and Note 19 to our financial statements) and borrowings under our Credit Facility. After a one year holding period, units of limited partnership interest in this partnership will be exchangeable for cash or, at our option, shares of our common stock initially on a one-for-one basis.

Financing for other future investments and for the repayment of the obligations and commitments noted above may be provided by borrowings under our Credit Facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statement discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce the outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of the available balance of $644 million on our $700 million Credit Facility and the availability under the shelf registration statement and our unconsolidated joint venture with a state pension fund investor provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Subsequent Events

On February 6, 2008, we entered into an agreement for the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities for a gross purchase price of $305 million. On March 31, 2008, in connection with the sale, we retired $12.4 million of secured debt and provided Emeritus with a loan in the amount of $30 million at a rate of 7.25% per annum for a term of not more than four years. The transaction closed on April 2, 2008, at which time an additional $43.4 million of secured debt was retired.

On April 1, 2008, we closed on the first tranche of multi-tenant medical office buildings under our February 25, 2008 agreement with PMB. The acquisition consisted of six of the 18 multi-tenant medical office buildings located in one state for $132.3 million, including the assumption of $61.8 million of mortgage financing and $1.1 million of security deposits and other holdback items and the issuance of 951,407 partnership units of a newly formed limited partnership in which we are the general partner and majority owner with a value of $30.2 million. On May 1, 2008, we acquired one more of the 18 multi-tenant medical office buildings for $26.7 million, including the assumption of $13.4 million of mortgage financing and $0.8 million of security deposits and other holdback items and the issuance of 288,397 partnership units of the same limited partnership with a value of $9.5 million.

Also, on February 25, 2008, we entered into an agreement with PMB to acquire a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to 6 times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES will provide property and asset management services for the multi-tenant medical office buildings acquired in the PMB transaction, and will receive an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees.

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

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties related to our transaction with PMB include (without limitation) the following: delay or failure to obtain third party consents; the exclusion of certain properties from the transaction; the failure to achieve the perceived advantages from the transaction; larger than expected or unexpected costs associated with the transaction; unexpected liabilities resulting from the transaction; potential litigation associated with the transaction; and the retention of key personnel after the transaction. Other risks and uncertainties associated with our business include (without limitation) the following:

•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent by our tenants;

•	our reliance on two operators for a significant percentage of our revenues;

•	occupancy levels at certain facilities;

•	our level of indebtedness; changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	our ability to meet acquisition goals;

•	the ability of our operators to repay straight-line rent or loans in future periods;

•	the ability of our operators to obtain and maintain adequate liability and other insurance;

•	our ability to attract new operators for certain facilities;

•	our ability to sell certain facilities for their book value;

•	our ability to retain key personnel;

•	potential liability under environmental laws;

•	the possibility that we could be required to repurchase some of our senior notes;

•	the rights and influence of holders of our outstanding preferred stock;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•	the risk factors set forth in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q filed with the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At our option, borrowings under our Credit Facility bear interest at the prime rate (5.25% at March 31, 2008) or applicable LIBOR plus 0.85% (3.91% at March 31, 2008). During the three months ended March 31, 2008, the borrowings under our unsecured revolving Credit Facility increased from $41 million to $56 million. As a result, holding the variable rate debt balance constant, and including the bank borrowings as variable rate debt due to its nature, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2008 of $0.9 million.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial and Portfolio Officer, of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial and Portfolio Officer concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Pubilcly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007—January 31, 2008	6,894	$32.50	—	—
February 1, 2007—February 29, 2008	6,883	31.56	—	—
March 1, 2007—March 31, 2008	—	—	—	—
Total	13,777	$32.03	—	—

(1)	Represents shares withheld by us to satisfy tax withholding due in connection with the vesting of restricted stock awards.

Item 6.	Exhibits

Exhibit No.	Description

2.1	Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 25, 2008, by and among Nationwide Health Properties, Inc., Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates.(1)

2.2	First Amendment to Formation and Contribution Agreement and joint Escrow Instructions, dated as of March 10, 2008, by and among Nationwide Health Properties, Inc., Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates.(2)

2.3	Due Diligence Waiver and Second Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 14, 2008, by and among Nationwide Health Properties, Inc., Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates.

2.4	Third Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 26, 2008, by and among Nationwide Health Properties, Inc., Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates.

2.5	Fourth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 28, 2008, by and among Nationwide Health Properties, Inc., Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates.

2.6	Fifth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of April 22, 2008, by and among Nationwide Health Properties, Inc., Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates.

3.1	Charter of the Company, filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 2007, and incorporated herein by this reference.

3.2	Amended and Restated Bylaws of the Company, effective as of January 30, 2007, filed as Exhibit 3.1 to the Company’s Form 8-K dated February 5, 2007 and incorporated herein by this reference.

10.1	Purchase and Sale Agreement, dated as of February 6, 2008, between Nationwide Health Properties, Inc. , and its Affiliated signatories thereto, and Emeritus Corporation.

10.2	First Amendment to Purchase and Sale Agreement, dated as of March 25, 2008, by and among Nationwide Health Properties, Inc., and its Affiliated signatories thereto, and Emeritus Corporation.

10.3	Letter Agreement entered into by and between Nationwide Health Properties, Inc. and David E. Snyder dated February 22, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 29, 2008, and incorporated herein by this reference.*

31.	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.

32.	Section 1350 Certifications of CEO and CFO.

(1)	Exhibits D, E, P-2, V-1, V-2, W, X, Y and BB have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.
(2)	Exhibit V-1 has been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2008	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ ABDO H. KHOURY
Abdo H. Khoury Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)