Form 10-Q
period 2008-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2008-08-06
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Common stock, $0.10 par value, outstanding at August 4, 2008: 96,782,006

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

JUNE 30, 2008

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$299,080	$301,100
Buildings and improvements	2,930,340	2,896,876

	3,229,420	3,197,976
Less accumulated depreciation	(436,823)	(410,865)

	2,792,597	2,787,111
Mortgage loans receivable, net	119,149	121,694
Investment in unconsolidated joint ventures	51,445	52,637

	2,963,191	2,961,442
Cash and cash equivalents	130,106	19,407
Receivables, net	5,361	3,808
Assets held for sale	2,597	—
Other assets	283,320	159,696

	$3,384,575	$3,144,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured senior credit facility	$—	$41,000
Senior notes due 2008-2038	1,156,500	1,166,500
Notes and bonds payable	386,314	340,150
Accounts payable and accrued liabilities	133,634	107,844

Total liabilities	1,676,448	1,655,494
Minority interests	52,871	6,166
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, 1,064,100 and 1,064,450 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively, stated at liquidation preference of $100 per share	106,410	106,445
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 96,604,835 and 94,805,781 as of June 30, 2008 and December 31, 2007, respectively	9,660	9,481
Capital in excess of par value	1,621,224	1,565,249
Cumulative net income	1,494,220	1,288,751
Accumulated other comprehensive income	2,320	2,561
Cumulative dividends	(1,578,578)	(1,489,794)

Total stockholders’ equity	1,655,256	1,482,693

	$3,384,575	$3,144,353

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net lease rent	$71,529	$66,377	$141,530	$128,923
Operating rent	15,939	2,810	26,870	5,573

	87,468	69,187	168,400	134,496
Interest and other income	6,549	4,994	11,816	9,265

	94,017	74,181	180,216	143,761

Expenses:
Interest and amortization of deferred financing costs	25,507	25,165	50,246	47,908
Depreciation and amortization	28,933	21,733	56,360	41,426
General and administrative	6,407	5,796	12,905	11,413
Medical office building operating expenses	6,699	1,779	11,562	3,193

	67,546	54,473	131,073	103,940

Income before minority interests and unconsolidated joint ventures	26,471	19,708	49,143	39,821
Minority interests in net losses of consolidated joint ventures	46	81	55	63
Income from unconsolidated joint ventures	848	477	1,901	695
Gain on sale of facilities to unconsolidated joint ventures, net	—	599	—	599

Income from continuing operations	27,365	20,865	51,099	41,178

Discontinued operations:
Gain on sale of facilities, net	140,226	61,180	151,092	61,246
Income from discontinued operations	422	5,388	3,278	11,056

	140,648	66,568	154,370	72,302

Net income	168,013	87,433	205,469	113,480
Preferred stock dividends	(2,062)	(3,791)	(4,125)	(7,581)

Income available to common stockholders	$165,951	$83,642	$201,344	$105,899

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.26	$0.19	$0.49	$0.38
Discontinued operations	1.46	0.74	1.61	0.81

Income available to common stockholders	$1.72	$0.93	$2.10	$1.19

Basic weighted average shares outstanding	96,351	89,761	95,813	88,979

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.26	$0.19	$0.49	$0.37
Discontinued operations	1.43	0.74	1.59	0.81

Income available to common stockholders	$1.69	$0.93	$2.08	$1.18

Diluted weighted average shares outstanding	98,114	90,222	96,949	89,454

Dividends paid per share	$0.44	$0.41	$0.88	$0.82

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Preferred Stock		Common stock		Capital in excess of	Cumulative	Accumulated other comprehensive	Cumulative	Total stockholders’
	Shares	Amount	Shares	Amount	par value	net income	income	dividends	equity
Balances at December 31, 2007	1,064	$106,445	94,806	$9,481	$1,565,249	$1,288,751	$2,561	$(1,489,794)	$1,482,693
Comprehensive income:
Net income	—	—	—	—	—	205,469	—	—	205,469
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(241)	—	(241)

Comprehensive income	—	—	—	—	—	—	—	—	205,228
Conversion of preferred stock	—	(35)	—	—	35	—	—	—	—
Issuance of common stock	—	—	1,799	179	55,940	—	—	—	56,119
Preferred dividends	—	—	—	—	—	—	—	(4,125)	(4,125)
Common dividends	—	—	—	—	—	—	—	(84,659)	(84,659)

Balances at June 30, 2008	1,064	$106,410	96,605	$9,660	$1,621,224	$1,494,220	$2,320	$(1,578,578)	$1,655,256

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$205,469	$113,480
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,726	46,794
Stock-based compensation	2,771	2,238
Gain on sale of facilities, net	(151,092)	(61,845)
Amortization of deferred financing costs	1,283	1,275
Mortgage loan premium amortization	53	191
Straight-line rent	(5,597)	(1,698)
Equity in earnings from unconsolidated joint ventures	31	(239)
Distributions from unconsolidated joint ventures	134	239
Minority interests in net losses of consolidated joint ventures	(55)	(63)
Changes in operating assets and liabilities:
Receivables	(1,553)	(1,294)
Other assets	(13,386)	21,194
Accounts payable and accrued liabilities	21,482	(1,082)

Net cash provided by operating activities	117,266	119,190

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(176,765)	(284,430)
Proceeds from sale of real estate facilities	280,077	140,364
Advances to 1031 exchange accommodator	(33,397)	—
Investment in mortgage and other loans receivable	(40,493)	(47,935)
Principal payments on mortgage loans receivable	9,242	426
Contributions to unconsolidated joint ventures	(2,671)	(46,758)
Distributions from unconsolidated joint ventures	3,698	25,900

Net cash provided by (used in) investing activities	39,691	(212,433)

Cash flows from financing activities:
Borrowings under credit facility	169,000	435,000
Repayment of borrowings under credit facility	(210,000)	(364,000)
Repayment of senior unsecured debt	(10,000)	(21,000)
Issuance of notes and bonds payable	8,285	650
Principal payments on notes and bonds payable	(14,991)	(28,174)
Issuance of common stock, net	53,091	146,309
Contributions from minority interests	47,424	110
Distributions to minority interests	(521)	(53)
Dividends paid	(88,546)	(77,090)
Deferred financing costs	—	(312)

Net cash (used in) provided by financing activities	(46,258)	91,440

Increase (decrease) in cash and cash equivalents	110,699	(1,803)
Cash and cash equivalents, beginning of period	19,407	14,695

Cash and cash equivalents, end of period	$130,106	$12,892

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (“REIT”) that invests primarily in healthcare related senior housing, long-term care properties and medical office buildings. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the six months ended June 30 2008, approximately 93% of our revenues were derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

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

As of June 30, 2008, we had investments in 562 healthcare facilities and one land parcel located in 43 states, consisting of:

Consolidated facilities:

•	250 assisted and independent living facilities;

•	166 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings;

•	59 multi-tenant medical office buildings, 50 of which are operated by consolidated joint ventures (see Note 5); and

•	1 asset held for sale.

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities; and

•	1 continuing care retirement community.

Mortgage loans secured by:

•	20 skilled nursing facilities;

•	9 assisted and independent living facilities; and

•	1 land parcel.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2008, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures (see Note 5), were leased and operated by 84 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants each accounted for more than 10% of our revenues at June 30, 2008, as follows:

• Brookdale Senior Living, Inc.	13%
• Hearthstone Senior Services, L.P.	12%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our majority owned and controlled joint ventures in accordance with GAAP, including Financial Accounting Standards Board (“FASB”) Interpretation No. 46R Consolidation of Variable Interest Entities and Emerging Issues Task Force (“EITF”) Issue 04-5 Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (EITF 04-5). All material intercompany accounts and transactions have been eliminated.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including SFAS No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on gross revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant and the type of facility, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

We recorded $2.8 million and $5.6 million of revenues in excess of cash received during the three and six months ended June 30, 2008, respectively, and $0.8 million and $1.7 million of revenues in excess of cash received during the three and six months ended June 30, 2007, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $16.1 million at June 30, 2008 and $10.7 million at December 31, 2007. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 144 and 142, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the six months ended June 30, 2008 or 2007.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $2.8 million at June 30, 2008 and $2.7 million at December 31, 2007. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1.4 million and $2.8 million for the three and six months ended June 30, 2008, respectively, and $1.2 million and $2.2 million for the three and six months ended June 30, 2007, respectively.

Land, Buildings and Improvements

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $25.5 million and $50.0 million for the three and six months ended June 30, 2008, respectively, and $20.9 million and $39.8 million for the three and six months ended June 30, 2007, respectively.

We allocate purchase prices in accordance with SFAS No. 141 Business Combinations (SFAS No. 141). For our triple-net leased facilities, a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible lease assets”) included in the caption “Other assets” on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We amortize intangible lease assets and liabilities over the remaining lease terms of the respective leases to real estate amortization expense or operating rent, as appropriate.

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

Minority Interests

NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”) (see Note 5). We consolidate NHP/PMB consistent with the provisions of EITF 04-5, as our wholly owned subsidiary is the general partner and exercises control. As of June 30, 2008, third party investors owned 1,470,754 limited partnership units in NHP/PMB. After a one year holding period, these limited partnership units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. At June 30, 2008, the cost and market value of the limited partnership units were $47.2 million and $46.3 million, respectively.

We also have two consolidated joint ventures with The Broe Companies (“Broe”) and one consolidated joint venture with McShane Medical Office Properties, Inc. (“McShane”) that invest in multi-tenant medical office buildings (see Note 5). The cost of the minority interests for these joint ventures was $5.7 million and $6.2 million at June 30, 2008 and December 31, 2007, respectively.

Fair Value

On January 1, 2008, we adopted the provisions of SFAS No. 157 Fair Value Measurements (SFAS No. 157) for our financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At June 30, 2008, we had $7.5 million of financial assets and $7.5 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

In February 2008, the FASB amended SFAS No. 157 to delay the effective date of SFAS 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis is not expected to have a material impact on our results of operations or financial position.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures about (i) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset, (ii) the weighted average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class in the period of acquisition or renewal and (iii) the total amount of costs incurred in each period presented to renew or extend the term of a recognized intangible asset , by major intangible asset class for entities that capitalize renewal or extension costs. FSP FAS 142-3 is effective January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in SFAS No. 128 Earnings per Share. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations but may impact our basic earnings per share.

3. Real Estate Properties

At June 30, 2008, we had direct ownership of:

•	250 assisted and independent living facilities;

•	166 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	6 triple-net medical office buildings; and

•	59 multi-tenant medical office buildings, 50 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of June 30, 2008, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of June 30, 2008, leases covering 414 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $78.3 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of June 30, 2008, leases covering 299 facilities contained provisions for property tax impounds, and leases covering 202 facilities contained provisions for

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non triple-net leases where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases. No individual property owned by us is material to us as a whole.

During the six months ended June 30, 2008, we acquired 15 assisted and independent living facilities and six skilled nursing facilities in five separate transactions for an aggregate investment of $65.1 million. We also acquired, from entities affiliated with PMB, one multi-tenant medical office building for $13.8 million and, through NHP/PMB, seven multi-tenant medical office buildings for $184.5 million (see Note 5) for an aggregate investment of $198.3 million, of which $157.5 million was allocated to real estate with the remaining $40.8 million allocated to other assets and liabilities. We also acquired one multi-tenant medical office building through our consolidated joint venture with McShane for $2.0 million (see Note 5).

Included in the cost of the acquisitions from PMB affiliates is $6.3 million of accrued acquisition costs at June 30, 2008. These accrued acquisition costs represent our estimate of cash expected to be paid upon conclusion of the agreement with PMB. The accrued acquisition costs at June 30, 2008 are based on closings to date and are contingent upon how many of the original 18 multi-tenant medical office buildings included in the agreement are acquired. The accrued acquisition costs are expected to increase as we and NHP/PMB acquire additional multi-tenant medical office buildings from PMB and its affiliates.

During the six months ended June 30, 2008, we also funded $16.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2008, we had committed to fund additional expansions, construction and capital improvements of $138.3 million.

During the six months ended June 30, 2008, we transferred 23 assisted and independent living facilities and one skilled nursing facility to assets held for sale (see Note 7). All but one of these assets were sold as of June 30, 2008.

During the six months ended June 30, 2008, we sold one assisted and independent living facility and one skilled nursing facility, both not previously transferred to assets held for sale, to the tenants of the facilities pursuant to purchase options for net cash proceeds of $23.4 million. The sales resulted in a total gain of $14.0 million that is included in gain on sale of facilities in discontinued operations. During the six months ended June 30, 2008, we sold one assisted and independent living facility not previously transferred to assets held for sale for net cash proceeds of $1.9 million. We provided financing for $2.5 million of the purchase price. The sale resulted in a gain of $2.1 million that is included in gain on sale of facilities in discontinued operations. We also sold one multi-tenant medical office building through one of our consolidated joint ventures with Broe (see Note 5).

4. Mortgage Loans Receivable

At June 30, 2008, we held 16 mortgage loans receivable secured by 20 skilled nursing facilities, nine assisted and independent living facilities and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. At June 30, 2008, the mortgage loans receivable had a net book value of $119.1 million, with individual outstanding principal balances ranging from $0.7 million to $33.0 million and maturities ranging from 2008 to 2024.

During the six months ended June 30, 2008, we funded one mortgage loan secured by one skilled nursing facility in the amount of $6.8 million.

During the six months ended June 30, 2008, two mortgage loans totaling $8.9 million were repaid at maturity.

5. Medical Office Building Joint Ventures

NHP/Broe, LLC

In December 2005, we entered into a joint venture with Broe called NHP/Broe, LLC (“Broe I”) to invest in multi-tenant medical office buildings. We hold a 90% equity interest in the venture and Broe holds a 10% equity interest. Broe is the managing member of Broe I, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies.

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

At June 30, 2008, the Broe I joint venture owned 20 multi-tenant medical office buildings located in six states.

During the six months ended June 30, 2008, the Broe I joint venture funded $1.1 million in capital improvements at certain facilities.

During the six months ended June 30, 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

During the six months ended June 30, 2008, cash distributions from the Broe I joint venture of $0.6 million were made to us. No cash distributions were made to Broe during the six months ended June 30, 2008. All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.

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

At June 30, 2008, the Broe II joint venture owned 16 multi-tenant medical office buildings located in four states.

During the six months ended June 30, 2008, the Broe II joint venture funded $0.1 million in capital improvements at certain facilities.

During the six months ended June 30, 2008, the Broe II joint venture placed $7.8 million of secured debt on one multi-tenant medical office building.

During the six months ended June 30, 2008, cash distributions from the Broe II joint venture of $1.6 million and $0.1 million were made to us and to Broe, respectively. All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

McShane/NHP JV, LLC

In December 2007, we entered into a joint venture with McShane called McShane/NHP JV, LLC (“McShane/NHP”) to invest in multi-tenant medical office buildings. We hold a 95% equity interest in the venture and McShane holds a 5% equity interest. McShane is the managing member of McShane/NHP, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies.

Cash distributions from the McShane/NHP joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture.

At June 30, 2008, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.

During the six months ended June 30, 2008, the McShane/NHP joint venture acquired the final multi-tenant medical office building of a seven building portfolio. The purchase price for the final building totaled $2.0 million, of which $1.8 million was allocated to real estate with the remaining $0.2 million allocated to other assets and liabilities. The other six multi-tenant medical office buildings were acquired in December 2007. The total portfolio acquisition was originally financed with a bridge loan from us of $31.2 million and capital contributions of $16.0 million and $0.8 million, from us and McShane, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the six months ended June 30, 2008, cash distributions from the McShane/NHP joint venture of $0.8 million and $44,000 were made to us and to McShane, respectively. All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

NHP/PMB L.P.

In February 2008, we entered into an agreement with PMB and certain of its affiliates to acquire up to 18 multi-tenant medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. In April 2008, NHP/PMB acquired five of the 18 multi-tenant medical office buildings located in one state for $123.5 million, including acquisition costs, which was paid in a combination of cash, the assumption of $61.7 million of mortgage financing and the issuance of 951,402 limited partnership units with a fair value at the date of issuance of $30.2 million. In May 2008, NHP/PMB acquired two more of the 18 multi-tenant medical office buildings located in two states for $61.0 million, including acquisition costs, which was paid in a combination of cash, the assumption of $34.9 million of mortgage financing and the issuance of 519,352 limited partnership units with a fair value at the date of issuance of $17.1 million.

We expect to acquire the remaining 10 multi-tenant medical office buildings for $549.3 million, including the assumption of approximately $186.0 million of mortgage financing. We expect to acquire five of the remaining 10 multi-tenant medical office buildings in 2008, three in 2009 and two in 2010. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of customary closing conditions.

Under the terms of the agreement, a portion of the consideration for the multi-tenant medical office buildings is to be paid in the form of limited partnership units. After a one year holding period, units of NHP/PMB are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. Additionally, we entered into another agreement with PMB in which we obtained the right, but not the obligation, to acquire up to $1 billion of multi-tenant medical office buildings developed by PMB over the following seven years.

During the six months ended June 30, 2008, there were no cash distributions made to the partners and 100% of the net loss of the partnership totaling $0.3 million was allocated to us in accordance with the partnership agreement. All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.

In April 2008, we acquired one of the 18 multi-tenant medical office buildings directly from an entity affiliated with PMB for $13.8 million, including acquisition costs (see Note 3). Also in April 2008, we acquired a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company (see Note 6).

6. Investment in Unconsolidated Joint Ventures

State Pension Fund Investor

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

At June 30, 2008, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states. During the six months ended June 30, 2008, the joint venture placed $10.0 million of mortgage financing on one assisted and independent living facility resulting in cash distributions of $7.5 million and $2.5 million to our joint venture partner and us, respectively.

During the six months ended June 30, 2008, the joint venture entered into an interest rate swap contract that is designated as hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at June 30, 2008 was $0.5 million.

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During the three and six months ended June 30, 2008, we earned management fees of $1.0 million and $1.9 million, respectively, and our share of the net income was $38,000 and $0.1 million, respectively. During the three and six months ended June 30, 2007, we earned management fees of $0.4 million and $0.5 million, respectively, and our share of the net income was $0.1 million and $0.2 million, respectively.

PMB Real Estate Services LLC

In February 2008, we entered into an agreement with PMB to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to 6 times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES provides property and asset management services for the multi-tenant medical office buildings acquired in the PMB transaction, and receives an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees.

During the three and six months ended June 30, 2008, our share of the net loss was $0.2 million.

7. Assets Held for Sale

During the six months ended June 30, 2008, we transferred 23 assisted and independent living facilities and one skilled nursing facility to assets held for sale.

On April 2, 2008, the 23 assisted and independent living facilities were sold to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations.

At June 30, 2008, one skilled nursing facility remained in assets held for sale. The skilled nursing facility was sold in July 2008 for net cash proceeds of $4.9 million. The sale resulted in a gain of $2.3 million.

At December 31, 2007, no assets were classified as held for sale.

8. Other Assets

At June 30, 2008 and December 31, 2007, other assets consisted of:

	June 30, 2008	December 31, 2007
	(In thousands)
Other receivables, net of reserves of $5.0 million and $4.6 million at June 30, 2008 and December 31, 2007, respectively	$99,656	$34,379
Straight-line rent receivables, net	16,068	10,727
Deferred financing costs	16,003	17,927
Capitalized lease and loan origination costs	2,212	2,307
Intangible lease assets	110,738	58,481
Investments and restricted funds	17,244	18,024
Prepaid ground leases	10,336	10,431
Other	11,063	7,420

	$283,320	$159,696

Investments are recorded at fair value using market prices.

Intangible lease assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At June 30, 2008 and December 31, 2007, the gross balance of intangible lease assets was $126.1 million and $66.3 million, respectively. At June 30, 2008 and December 31, 2007, the accumulated amortization of intangible lease assets was $15.4 million and $7.8 million, respectively. For the three and six months ended June 30, 2008, operating rent includes $0.1 million and $0.3 million from the amortization of above/below

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market lease intangibles, respectively. For the three and six months ended June 30, 2007, operating rent includes $10,000 and $47,000 from the amortization of above/below market lease intangibles, respectively. For the three and six months ended June 30, 2008, expenses include $3.3 million and $6.1 million from the amortization of other intangible lease assets and liabilities, respectively. For the three and six months ended June 30, 2007, expenses include $0.7 million and $1.4 million from the amortization of other intangible lease assets and liabilities, respectively. At June 30, 2008, the weighted average amortization period of intangible lease assets was approximately 16 years.

9. Credit Facility

At June 30, 2008, we had no balance outstanding on our $700 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (5.00% at June 30, 2008) or applicable LIBOR plus 0.85% (3.35% at June 30, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of June 30, 2008, we were in compliance with all covenants under the Credit Facility.

10. Common Stock

We have entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 20 million shares of our common stock from time to time through a controlled equity offering program. During the six months ended June 30, 2008, we sold 1,245,000 shares of common stock at a weighted average price of $34.60, resulting in net proceeds of approximately $42.6 million after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2008 was 2%. During the six months ended June 30, 2008, we issued approximately 278,000 shares of common stock resulting in net proceeds of approximately $8.3 million.

11. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations.

Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B convertible preferred stock and/or limited partnership units in NHP/PMB. The dilutive effect of stock options and other share-settled compensation plans is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. There were no stock options with option prices that would not be dilutive for the three and six months ended June 30, 2008 or 2007. The calculation below excludes 524,000 stock appreciation rights with prices that would not be dilutive for the three and six months ended June 30, 2008 and 268,000 stock appreciation rights with prices that would not be dilutive for the three and six months ended June 30, 2007. The Series B convertible preferred stock is not dilutive for any period presented. The limited partnership units in NHP/PMB were issued in 2008. In accordance with the terms of the partnership agreement, the entire loss incurred by the partnership in 2008 was allocated to us, thus, no minority interest income or expense related to the partnership was recognized during the three or six months ended June 30, 2008. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended June 30,
	2008		2007
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$27,365		$20,865
Less: Preferred stock dividends	(2,062)		(3,791)

Amounts used to calculate Basic EPS	25,303	96,351	17,074	89,761
Effect of dilutive securities:
Stock options	—	222	—	220
Other share-settled compensation plans	—	313	—	241
Limited partnership units	—	1,228	—	—

Amounts used to calculate Diluted EPS	$25,303	98,114	$17,074	90,222

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30,
	2008		2007
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$51,099		$41,178
Less: Preferred stock dividends	(4,125)		(7,581)

Amounts used to calculate Basic EPS	46,974	95,813	33,597	88,979
Effect of dilutive securities:
Stock options	—	220	—	232
Other share-settled compensation plans	—	302	—	243
Limited partnership units	—	614	—	—

Amounts used to calculate Diluted EPS	$46,974	96,949	$33,597	89,454

12. Pension Plan

During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the six months ended June 30, 2008 or the six months ended June 30, 2007. The interest cost for the plan was $42,000 for the six months ended June 30, 2008 and $44,000 for the six months ended June 30, 2007. We made $25,000 of contributions to the plan for the six months ended June 30, 2008 and $38,000 for the six months ended June 30, 2007, and we expect to make $25,000 of contributions during the remainder of 2008.

13. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing involvement, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues	$514	$9,167	$5,652	$18,633
Expenses:
Interest expense and amortization of deferred financing costs	6	1,110	1,004	2,189
Depreciation and amortization	80	2,660	1,366	5,368
General and administrative	—	3	4	7
Medical office building operating expenses	6	6	—	13

	92	3,779	2,374	7,577

Income from discontinued operations	$422	$5,388	$3,278	$11,056

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Derivatives

During the six months ended June 30, 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6).

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 2007 issuance of $300 million of notes.

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

15. Comprehensive Income

We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300 million of notes as a yield reduction. During the three and six months ended June 30, 2008, we recorded $64,000 and $0.1 million of amortization, respectively, and expect to record $0.1 million of amortization during the remainder of 2008.

We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350 million of notes as a yield reduction. During the three and six months ended June 30, 2008, we recorded $58,000 and $0.1 million of amortization, respectively. During the three and six months ended June 30, 2007, we recorded $53,000 and $0.1 million of amortization, respectively. We expect to record $0.1 million of amortization during the remainder of 2008.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$168,013	$87,433	$205,469	$113,480
Other comprehensive income:
Amortization of gains on Treasury lock agreements	(122)	(53)	(241)	(107)

Total comprehensive income	$167,891	$87,380	$205,228	$113,373

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through other comprehensive income in the year in which they occur. Adoption of this provision of SFAS No. 158 as of December 31, 2006 resulted in the recognition of $0.1 million of other comprehensive income related to the change in the funded status of our defined benefit pension plan. No changes in the funded status of the plan occurred during the three or six months ended June 30, 2008 or 2007.

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

17. Segment Information

Our operations are organized into two segments—triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of June 30, 2008, the multi-tenant leases segment is comprised exclusively of medical office buildings.

Non-segment revenues primarily consist of interest income on mortgages and unsecured loans and other income. Interest expense, depreciation and amortization and other expenses not attributable to individual facilities are not allocated to individual segments for purposes of assessing segment performance. Non-segment assets primarily consist of corporate assets including mortgages and unsecured loans, investment in unconsolidated joint ventures, cash, deferred financing costs and other assets not attributable to individual facilities.

Certain items in prior period financial statements have been reclassified to conform to current period presentation, including those required by SFAS No. 144. Summary information related to our reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Triple-net leases	$71,529	$66,377	$141,530	$128,923
Multi-tenant leases	15,939	2,810	26,870	5,573
Non-segment	6,549	4,994	11,816	9,265

	$94,017	$74,181	$180,216	$143,761

Net operating income (1):
Triple-net leases	$71,529	$66,377	$141,530	$128,923
Multi-tenant leases	9,240	1,031	15,308	2,380

	$80,769	$67,408	$156,838	$131,303

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 30, 2008	December 31, 2007
	(In thousands)
Assets:
Triple-net leases	$2,415,355	$2,382,308
Multi-tenant leases	413,555	323,774
Non-segment	555,665	438,271

	$3,384,575	$3,144,353

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

A reconciliation of net income, a GAAP measure, to NOI is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$168,013	$87,433	$205,469	$113,480
Interest and other income	(6,549)	(4,994)	(11,816)	(9,265)
Interest expense and amortization of deferred financing costs	25,507	25,165	50,246	47,908
Depreciation and amortization expense	28,933	21,733	56,360	41,426
General and administrative expense	6,407	5,796	12,905	11,413
Minority interests in net loss of consolidated joint ventures	(46)	(81)	(55)	(63)
Income from unconsolidated joint venture	(848)	(477)	(1,901)	(695)
Gain on sale of facilities, net	(140,226)	(61,779)	(151,092)	(61,845)
Income from discontinued operations	(422)	(5,388)	(3,278)	(11,056)

Net operating income from reportable segments	$80,769	$67,408	$156,838	$131,303

18. Commitments and Contingencies

Litigation

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the spring of 2009.

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

Line of Credit

Under the terms of an agreement with PMB, we agreed to extend to PMB a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB with respect to the proposed development of multi-tenant medical office buildings. As of June 30, 2008, no amounts had been drawn down on the line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting policies.

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including Statement of Financial Accounting Standards (“SFAS”) No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on gross revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant and the type of facility, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

We recorded $2.8 million and $5.6 million of revenues in excess of cash received during the three and six months ended June 30, 2008, respectively, and $0.8 million and $1.7 million of revenues in excess of cash during the three and six months ended June 30, 2007, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $16.1 million at June 30, 2008 and $10.7 million at December 31, 2007. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 20 to 40 years depending on factors including building type, age, quality and location. We allocate purchase prices in accordance with SFAS No. 141 Business Combinations (SFAS No. 141). For our triple-net leased facilities, a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible lease assets”) included in the caption “Other assets” on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

The allocation of the cost between land, building and, if applicable, equipment, and the determination of the useful life of a property are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We amortize intangible lease assets and liabilities over the remaining lease terms of the respective leases. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144) and SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 144 and 142, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. No impairment charges were recorded during the six months ended June 30, 2008 or 2007.

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

Impact of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value for assets and liabilities, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective January 1, 2008 for financial assets or liabilities or nonfinancial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 is effective January 1, 2009 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. SFAS No. 157 has not had, and is not expected to have, a material impact on our results of operations or financial position.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures about (i) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset, (ii) the weighted average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class in the period of acquisition or renewal and (iii) the total amount of costs incurred in each period presented to renew or extend the term of a recognized intangible asset, by major intangible asset class for entities that capitalize renewal or extension costs. FSP FAS 142-3 is effective January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1 Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in SFAS No. 128 Earnings per Share. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations but may impact our basic earnings per share.

Operating Results

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Triple-net lease rental income increased $12.6 million, or 10%, in 2008 as compared to 2007. The increase was primarily due to rental income from 81 facilities acquired in 2007, 21 facilities acquired in 2008, increased straight-line rental income recognition and rent increases at existing facilities, partially offset by decreased rental income related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007.

Operating rent was generated by our multi-tenant medical office buildings and increased $21.3 million, or 382%, in 2008 as compared to 2007. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and nine multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Interest and other income increased $2.6 million, or 28%, in 2008 as compared to 2007. The increase was primarily due to two loans funded and four mortgage loans and five other loans acquired during 2007, three loans funded during 2008 and increased interest income resulting from a higher cash balance primarily due to asset sales, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $2.3 million, or 5%, in 2008 as compared to 2007. The increase was primarily due to borrowings to fund acquisitions in 2008 and 2007, including the issuance of $300 million of notes in October 2007, the assumption of $96.6 million of secured debt during 2008 and $55.7 million during 2007 and the addition of $7.8 million of secured debt in one of our consolidated joint ventures. These factors were partially offset by the repayment of the outstanding balance on our Credit Facility in 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, and interest savings from the prepayment of $25.4 million of secured debt and the transfer of $4.7 million of secured debt during 2007. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture in 2007.

Depreciation and amortization increased $14.9 million, or 36%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 109 facilities in 2007, including 30 multi-tenant medical office buildings, and 30 facilities in 2008, including nine multi-tenant medical office buildings, partially offset by decreased depreciation and amortization related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007.

General and administrative expenses increased $1.5 million, or 13%, in 2008 as compared to 2007. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation, other performance based awards and increased staff levels, and increases in other general corporate expenses.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $8.4 million, or 262%, in 2008 as compared to 2007. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and nine multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased $1.2 million, or 174%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 34 facilities in 2007 by our unconsolidated joint venture with a state pension fund investor, including 19 facilities acquired by the joint venture from us, partially offset by the acquisition in 2008 of a 50% interest in PMB Real Estate Services LLC (“PMBRES”) which reported a net loss.

Gain on sale of facilities to unconsolidated joint venture represents 75% of the total gain related to the sale of facilities by us to our unconsolidated joint venture with a state pension fund investor during 2007. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income increased $82.1 million in 2008 as compared to 2007. Discontinued operations income of $154.4 million for 2008 was comprised of gains on sale of $151.1 million, rental income of $5.7 million and interest and other income of $5,000, partially offset by depreciation of $1.4 million, interest expense of $1.0 million and general and administrative expenses of $4,000. Discontinued operations income of $72.3 million for 2007 was comprised of gains on sale of $61.2 million, rental income of $18.6 million and interest and other income of $14,000, partially offset by depreciation of $5.4 million, interest expense of $2.2 million, medical office building operating expenses of $13,000 and general and administrative expenses of $7,000. The difference in the composition of discontinued operations income, excluding the gains, was primarily caused by the inclusion of income from facilities sold in 2007 and 2008 in discontinued operations in 2007 while only income from facilities sold in 2008 is included in discontinued operations in 2008. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Triple-net lease rental income increased $5.2 million, or 8%, in 2008 as compared to 2007. The increase was primarily due to rental income from 69 facilities acquired during the last nine months of 2007, 21 facilities acquired in 2008, increased straight-line rental income recognition and rent increases at existing facilities, partially offset by decreased rental income related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor during the last nine months of 2007.

Operating rent was generated by our multi-tenant medical office buildings and increased $13.1 million, or 467%, in 2008 as compared to 2007. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings acquired during the last nine months of 2007, including 22 medical office buildings acquired through consolidated joint ventures, and nine multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Interest and other income increased $1.6 million, or 31%, in 2008 as compared to 2007. The increase was primarily due to one loan funded and four mortgage loans and five other loans acquired during the last nine months of 2007 and three loans funded during 2008, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $0.3 million, or 1%, in 2008 as compared to 2007. The increase was primarily due to borrowings to fund acquisitions in 2008 and 2007, including the issuance of $300 million of notes in October 2007, the assumption of $96.6 million of secured debt during 2008 and $37.5 million during the last nine months of 2007 and the addition of $7.8 million of secured debt in one of our unconsolidated joint ventures. These factors were partially offset by the repayment of the outstanding balance on our Credit Facility in 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, and interest savings from the transfer of $4.7 million of secured debt during the last nine months of 2007. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture during the last nine months of 2007.

Depreciation and amortization increased $7.2 million, or 33%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 99 facilities during the last nine months of 2007, including 30 multi-tenant medical office buildings, and 30 facilities in 2008, including nine multi-tenant medical office buildings.

General and administrative expenses increased $0.6 million, or 11%, in 2008 as compared to 2007. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation, other performance based awards and increased staff levels, and increases in other general corporate expenses.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $4.9 million, or 277%, in 2008 as compared to 2007. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings acquired during the last nine months of 2007, including 22 medical office buildings acquired through consolidated joint ventures, and nine multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased $0.4 million, or 78%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 26 facilities during the last nine months of 2007 by our unconsolidated joint venture with a state pension fund investor, including 19 facilities acquired by the joint venture from us, offset in part by the acquisition in 2008 of a 50% interest in PMBRES which reported a net loss.

Gain on sale of facilities to unconsolidated joint venture represents 75% of the total gain related to the sale of facilities by us to our unconsolidated joint venture with a state pension fund investor during 2007. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income increased $74.1 million in 2008 as compared to 2007. Discontinued operations income of $140.6 million for 2008 was comprised of gains on sale of $140.2 million, rental income of $0.5 million, partially offset by depreciation of $0.1 million, interest expense of $6,000 and medical office building operating expenses of $6,000. Discontinued operations income of $66.6 million for 2007 was comprised of gains on sale of $61.2 million, rental income of $9.2 million and interest and other income of $14,000, partially offset by depreciation of $2.7 million, interest expense of $1.1 million, medical office building operating expenses of $6,000 and general and administrative expenses of $3,000. The difference in the composition of discontinued operations income, excluding the gains, was primarily caused by the inclusion of income from facilities sold in 2007 and 2008 in discontinued operations in 2007 while only income from facilities sold in 2008 is included in discontinued operations in 2008. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Other Factors That Affect Our Business

Hearthstone Senior Services, L.P.

On June 1, 2006, we acquired 32 assisted living and Alzheimer’s facilities from Hearthstone Assisted Living, Inc. for $431 million. In connection with the acquisition, we leased all of the facilities to Hearthstone Senior Services, L.P. (“Hearthstone”), a new company formed by Hearthstone Assisted Living, Inc.’s President and CEO, Tim Hekker and two partners. Hearthstone’s only operations consist of the management of these 32 facilities. The lease has an initial term of 15 years and provides for a “Base Rent” that started at approximately $34.7 million per year and increases each year by up to 3% (1% fixed and up to 2% CPI based increases). In addition, Hearthstone agreed to pay over the initial term of the lease “Supplemental Rent” equal to a specified percentage of Hearthstone’s annual gross revenue. In accordance with the lease, payment of Supplemental Rent of $1.6 million for the first 24 months of the lease was deferred until June 2008, when it became payable in 12 monthly installments, and Supplemental Rent from June 2008 (initially $127,000 per month) is to be paid quarterly starting in September 2008. None of this Supplemental Rent has been recognized by us as revenue. Additionally, in June 2008, Base Rent increased $89,000 per month.

Hearthstone has failed to pay the deferred Supplemental Rent of $133,000 per month and the $89,000 increase in monthly Base Rent that was due in June and July 2008. Hearthstone has notified us that it is currently unable to make such payments and has sought to renegotiate the terms of our lease. We are currently assessing our options for the Hearthstone facilities, which may involve modifying the lease terms, or terminating the lease and finding a new tenant for the facilities. We have a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us, which we have not yet drawn on. However, it is possible that the letter of credit may not be sufficient to compensate us for all costs that may arise in connection with a modification of the lease or our pursuit of other remedies. In addition, at June 30, 2008, we had accrued $4.9 million of straight-line (non-cash) rent receivable from Hearthstone, some or all of which may need to be reserved, depending on our evaluation of its collectibility.

Leases and Mortgage Loans

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility gross revenues and/or increases in the Consumer Price Index. If facility gross revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. As of June 30, 2008, we had leases on two facilities expiring in 2008. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $29 million during the remainder of 2008.

Acquisitions

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

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the six months ended June 30, 2008 decreased $1.9 million, or 2%, as compared to the same period in 2007. This was primarily due to the collection of certain amounts included in the caption “Other assets” during 2007, increased straight-line rent and other receivables and receivables for reserves, as well as increased medical office building operating expenses, interest and general and administrative expenses, offset in part by revenue increases from our owned facilities and mortgage and other loans as a result of acquisitions and funding of mortgage and other loans during 2007 and 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the six months ended June 30, 2008, we acquired 15 assisted and independent living facilities and six skilled nursing facilities in five separate transactions for an aggregate investment of $65.1 million. We also funded $16.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2008, we had committed to fund additional expansions, construction and capital improvements of $138.3 million.

During the six months ended June 30, 2008, we acquired the final multi-tenant medical office building of a seven building portfolio through our joint venture with McShane for $2.0 million. We also funded $1.2 million in capital improvements at certain facilities through our two joint ventures with Broe.

In February 2008, we entered into an agreement with PMB and certain of its affiliates to acquire up to 18 multi-tenant medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. During the six months ended June 30, 2008, NHP/PMB acquired seven of the 18 multi-tenant medical office buildings. The purchase price, including acquisition costs, totaled $184.5 million, which was paid in a combination of cash, the assumption of $96.6 million of mortgage financing and the issuance of 1,470,754 limited partnership units with a fair value at the date of issuance of $47.3 million. We also acquired another one of the 18 multi-tenant medical office buildings directly from an entity affiliated with PMB for $13.8 million, including acquisition costs.

We expect to acquire the remaining 10 multi-tenant medical office buildings for $549.3 million, including the assumption of approximately $186.0 million of mortgage financing. We expect to acquire five of the remaining 10 multi-tenant medical office buildings in 2008, three in 2009 and two in 2010. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of customary closing conditions.

Additionally, we entered into another agreement with PMB in which we obtained the right, but not the obligation, to acquire up to $1 billion of multi-tenant medical office buildings developed by PMB over the following seven years.

During the six months ended June 30, 2008, we sold one assisted and independent living facility and one skilled nursing facility to the tenants of the facilities pursuant to purchase options for net cash proceeds of $23.4 million. The sales resulted in a total gain of $14.0 million that is included in gain on sale of facilities in discontinued operations. During the six months ended June 30, 2008, we sold one assisted and independent living facility for net cash proceeds of $1.9 million. We provided financing for $2.5 million of the purchase price. The sale resulted in a gain of $2.1 million that is included in gain on sale of facilities in discontinued operations.

During the six months ended June 30, 2008, we sold 23 assisted and independent living facilities to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The net proceeds from this transaction were used to repay amounts outstanding under our Credit Facility and to finance acquisitions. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations.

During the six months ended June 30, 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

Financing Activities

At June 30, 2008, we had $700 million available under our $700 million revolving senior unsecured credit facility (“Credit Facility”) compared to $659 million at December 31, 2007. The increase was primarily due to repayments with proceeds from the sales of assets and the issuance of common stock discussed below, offset in part by the financing of acquisitions. At our option, borrowings under the Credit Facility bear interest at the prime rate (5.00% at June 30, 2008) or applicable LIBOR plus 0.85% (3.35% at June 30, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

During the six months ended June 30, 2008, in connection with the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, we prepaid $55.8 million of fixed rate secured debt that bore interest at a weighted average rate of 7.04%. The prepayments were funded by a portion of the net cash proceeds from the sale to Emeritus.

During the six months ended June 30, 2008, we repaid $10.0 million of fixed rate notes with a rate of 6.72% at maturity. The payments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying senior notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at June 30, 2008 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

We have entered into sales agreements with Cantor Fitzgerald & Co. to sell up to 20 million shares of our common stock from time to time through a controlled equity offering program. During the six months ended June 30, 2008, we sold 1,245,000 shares of common stock at a weighted average price of $34.60, resulting in net proceeds of approximately $42.6 million after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2008 was 2%. During the six months ended June 30, 2008, we issued approximately 278,000 shares of common stock resulting in net proceeds of approximately $8.3 million.

At June 30, 2008, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at June 30, 2008, we had approximately 2,090,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

We expect to finance the acquisitions of the multi-tenant medical office buildings from PMB with a combination of $186.0 million in assumed debt, the issuance of limited partnership interests in NHP/PMB, cash on hand and borrowings under our Credit Facility.

Financing for other future investments and for the repayment of the obligations and commitments noted above may be provided by cash on hand, borrowings under our Credit Facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statement discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce any outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of cash on hand, the available balance of $700 million on our $700 million Credit Facility and the availability under the shelf registration statement and our unconsolidated joint venture with a state pension fund investor provides sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

The only off-balance sheet financing arrangements that we currently utilize are the unconsolidated joint ventures discussed in Note 6 to our consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:

•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent by our tenants;

•	our reliance on two tenants for a significant percentage of our revenues;

•	occupancy levels at certain facilities;

•	our level of indebtedness;

•	changes in the ratings of our debt securities;

•	access to the capital markets and the cost of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•

risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;

•	the ability of our tenants to repay straight-line rent or loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	our ability to retain key personnel;

•	potential liability under environmental laws;

•	the possibility that we could be required to repurchase some of our senior notes;

•	the rights and influence of holders of our outstanding preferred stock;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect real estate investment trusts and our status as a real estate investment trust; and

•

other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, especially the risk factors set forth in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At our option, borrowings under our Credit Facility bear interest at the prime rate (5.00% at June 30, 2008) or applicable LIBOR plus 0.85% (3.35% at June 30, 2008). During the six months ended June 30, 2008, the borrowings under our unsecured revolving Credit Facility decreased from $41 million to none. As a result, holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2008 of $0.3 million.

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

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the spring of 2009.

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

Except as provided below, as of the date of this report, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

Risks Relating to Our Tenants

Our financial position could be weakened and our ability to make distributions could be limited if any of our major tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our tenants. There may end up being more serious tenant financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular tenant or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities and medical office buildings due to the deteriorating general economic conditions, including, but not limited to, the severely distressed housing and credit markets or other factors and the prospects of recession, as well as inflation and continuing increases in liability, insurance premiums and other expenses. These adverse developments could arise due to a number of factors, including those listed below.

The bankruptcy, insolvency or financial deterioration of our tenants could significantly delay our ability to collect unpaid rents or require us to find new tenants for rejected facilities.

We are exposed to the risk that our tenants may not be able to meet their obligations, which may result in their bankruptcy or insolvency. Although our leases and loans provide us the right to terminate an investment, evict a tenant, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding.

•

Leases. If one of our lessees seeks bankruptcy protection, the lessee can either assume or reject the lease. Generally, the lessee is required to make rent payments to us during its bankruptcy until it rejects the lease. If the lessee assumes the lease, the court cannot change the rental amount or any other lease provision that could financially impact us. However, if the lessee rejects the lease, the facility would be returned to us. In that event, if we were able to re-lease the facility to a new tenant only on unfavorable terms or after a significant delay, we could lose some or all of the associated revenue from that facility for an extended period of time.

•

Mortgage Loans. If a tenant defaults under one of our mortgage loans, we may have to foreclose on the mortgage or protect our interest by acquiring title to a property and thereafter make substantial improvements or repairs in order to maximize the facility’s investment potential. Tenants may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against an enforcement and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If a tenant seeks bankruptcy protection, the automatic stay of the federal bankruptcy law would preclude us from enforcing foreclosure or other remedies against the tenant unless relief is obtained from the court. In addition, a tenant would not be required to make principal and interest payments while an automatic stay was in effect. High “loan to value” ratios or declines in the value of the facility may prevent us from realizing an amount equal to our mortgage loan upon foreclosure.

The receipt of liquidation proceeds or the replacement of a tenant that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the replacement of the tenant licensed to manage the facility. In some instances, we may take possession of a property that exposes us to successor liabilities and operating risks. These events, if they were to occur, could reduce our revenue and operating cash flow.

In addition, many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. The balance of straight-line rent receivables at June 30, 2008, net of allowances was $16.1 million. To the extent any of the tenants under these leases become unable to pay the contracted cash rent, we may be required to write down the straight-line rents receivable from those tenants, which would reduce our net income.

Risks Relating to Us and Our Operations

In addition to the tenant related risks discussed above, there are a number of risks directly associated with us and our operations.

We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.

Our business is subject to many risks that are associated with the ownership of real estate. For example, if our tenants do not renew their leases, we may be unable to re-lease the facilities at favorable rental rates. Other risks that are associated with real estate acquisition and ownership include, among other things, the following:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the availability of investment opportunities that satisfy our underwriting criteria;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	leases which are not renewed or are renewed at lower rental amounts at expiration;

•	the exercise of purchase options by operators resulting in a reduction of our rental revenue;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;

•	acts of God affecting our properties; and

•	acts of terrorism affecting our properties.

We have now, and may have in the future, exposure related to our leases and loans secured by letters of credit, some of which are issued by banks that may be affected by the severely distressed housing and credit markets or other factors.

As of June 30, 2008, leases covering 289 facilities and loans on 14 facilities were secured by irrevocable letters of credit totaling $56.7 million. In the event that any of the tenants or borrowers related to these facilities become unable to meet their obligations, we are entitled to draw down on the letters of credit an amount equal to the earned and unpaid obligations. If an issuing bank has financial difficulties, we may be unable to draw down on a letter of credit, which could delay or reduce our ability to collect unpaid obligations and reduce our revenue and operating cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 2, 2008 (“Annual Meeting”). At the Annual Meeting, R. Bruce Andrews and Charles D. Miller were elected as directors to serve for a three-year term until the 2011 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are David R. Banks, William K. Doyle, Douglas M. Pasquale, Robert D. Paulson, Keith P. Russell and Jack D. Samuelson.

The proposal to ratify the appointment of our independent accountants for 2008 was approved by stockholders of the Company.

Voting at the Annual Meeting was as follows:

Matter	Votes Cast For	Votes Cast Against	Abstentions and Broker Non-votes
Election of R. Bruce Andrews	80,793,500	794,449
Election of Charles D. Miller	80,335,833	1,252,117
Proposal to ratify the appointment of independent accountants	80,808,247	729,152	50,548

Item 6.	Exhibits

Exhibit No.	Description

3.1	Charter of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 1, 2008, is incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company, effective as of January 30, 2007 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 5, 2007, is incorporated herein by reference).

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32.	Section 1350 Certifications of CEO and CFO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2008	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)