Form 10-Q
period 2008-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2008-11-04
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Common stock, $0.10 par value, outstanding at October 31, 2008: 99,349,320

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

SEPTEMBER 30, 2008

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate
Real estate properties:
Land	$313,530	$301,100
Buildings and improvements	3,001,616	2,896,876

	3,315,146	3,197,976
Less accumulated depreciation	(463,156)	(410,865)

	2,851,990	2,787,111
Mortgage loans receivable, net	116,005	121,694
Mortgage loan receivable from related party	47,500	—
Investment in unconsolidated joint ventures	54,445	52,637

	3,069,940	2,961,442
Cash and cash equivalents	114,385	19,407
Receivables, net	5,203	3,808
Other assets	244,848	159,696

	$3,434,376	$3,144,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Unsecured senior credit facility	$—	$41,000
Senior notes due 2008-2038	1,139,473	1,166,500
Notes and bonds payable	412,812	340,150
Accounts payable and accrued liabilities	134,141	107,844

Total liabilities	1,686,426	1,655,494
Minority interests	50,555	6,166
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, 1,063,900 and 1,064,450 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively, stated at liquidation preference of $100 per share	106,390	106,445
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 98,247,190 and 94,805,781 at September 30, 2008 and December 31, 2007, respectively	9,825	9,481
Capital in excess of par value	1,678,965	1,565,249
Cumulative net income	1,523,473	1,288,751
Accumulated other comprehensive income	2,197	2,561
Cumulative dividends	(1,623,455)	(1,489,794)

Total stockholders’ equity	1,697,395	1,482,693

	$3,434,376	$3,144,353

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Revenue:
Rental income:
Triple-net lease rent	$72,673	$70,188	$214,203	$199,111
Operating rent	16,188	3,560	43,058	9,133

	88,861	73,748	257,261	208,244
Interest and other income	6,614	6,560	18,430	15,825

	95,475	80,308	275,691	224,069

Expenses:
Interest and amortization of deferred financing costs	25,308	24,297	75,554	72,205
Depreciation and amortization	30,416	23,851	86,776	65,277
General and administrative	6,634	6,080	19,538	17,493
Medical office building operating expenses	7,220	1,891	18,782	5,084

	69,578	56,119	200,650	160,059

Income before minority interests, unconsolidated joint ventures and discontinued operations	25,897	24,189	75,041	64,010
Minority interests in net losses of consolidated joint ventures	52	76	107	139
Income from unconsolidated joint ventures	924	547	2,824	1,242
Gain on sale of facilities to unconsolidated joint ventures, net	—	29,350	—	29,949

Income from continuing operations	26,873	54,162	77,972	95,340

Discontinued operations:
Gain on sale of facilities, net	2,351	39	153,444	61,285
Income from discontinued operations	29	3,541	3,306	14,597

	2,380	3,580	156,750	75,882

Net income	29,253	57,742	234,722	171,222
Preferred stock dividends	(2,061)	(3,791)	(6,185)	(11,372)

Income available to common stockholders	$27,192	$53,951	$228,537	$159,850

Basic per share amounts:
Income from continuing operations available to common stockholders	$0.26	$0.55	$0.75	$0.94
Discontinued operations	0.02	0.04	1.63	0.84

Income available to common stockholders	$0.28	$0.59	$2.38	$1.78

Basic weighted average shares outstanding	96,975	91,089	96,203	89,690

Diluted per share amounts:
Income from continuing operations available to common stockholders	$0.25	$0.54	$0.74	$0.93
Discontinued operations	0.02	0.04	1.60	0.84

Income available to common stockholders	$0.27	$0.58	$2.34	$1.77

Diluted weighted average shares outstanding	99,032	96,255	97,648	90,158

Dividends paid per share	$0.44	$0.41	$1.32	$1.23

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

					Capital in excess of par value	Cumulative net income	Accumulated other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Preferred Stock		Common stock
	Shares	Amount	Shares	Amount
Balances at December 31, 2007	1,064	$106,445	94,806	$9,481	$1,565,249	$1,288,751	$2,561	$(1,489,794)	$1,482,693
Comprehensive income:
Net income	—	—	—	—	—	234,722	—	—	234,722
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(364)	—	(364)

Comprehensive income	—	—	—	—	—	—	—	—	234,358
Conversion of preferred stock	—	(55)	2	—	55	—	—	—	2
Issuance of common stock	—	—	3,439	344	113,661	—	—	—	114,005
Preferred dividends	—	—	—	—	—	—	—	(6,185)	(6,185)
Common dividends	—	—	—	—	—	—	—	(127,476)	(127,476)

Balances at September 30, 2008	1,064	$106,390	98,247	$9,825	$1,678,965	$1,523,473	$2,197	$(1,623,455)	$1,697,395

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$234,722	$171,222
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,142	72,708
Stock-based compensation	4,271	3,486
Gain on sale of facilities, net	(153,445)	(91,234)
Amortization of deferred financing costs	1,901	1,904
Mortgage loan premium amortization	80	229
Straight-line rent	(7,877)	(1,925)
Equity in earnings from unconsolidated joint ventures	107	(328)
Distributions from unconsolidated joint ventures	202	328
Minority interests in net losses of consolidated joint ventures	(107)	(139)
Changes in operating assets and liabilities:
Receivables	(1,395)	3,695
Other assets	(10,616)	18,239
Accounts payable and accrued liabilities	21,141	1,484

Net cash provided by operating activities	177,126	179,669

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(257,600)	(422,593)
Proceeds from sale of real estate facilities	284,968	207,093
Investment in mortgage and other loans receivable	(89,254)	(48,083)
Principal payments on mortgage loans receivable	9,414	5,415
Contributions to unconsolidated joint ventures	(6,297)	(33,036)
Distributions from unconsolidated joint ventures	4,180	26,264

Net cash used in investing activities	(54,589)	(264,940)

Cash flows from financing activities:
Borrowings under credit facility	169,000	661,000
Repayment of borrowings under credit facility	(210,000)	(584,000)
Repayment of senior unsecured debt	(27,027)	(21,000)
Issuance of notes and bonds payable	36,370	650
Principal payments on notes and bonds payable	(16,577)	(32,729)
Issuance of common stock, net	109,337	179,234
Contributions from minority interests	47,424	1,139
Distributions to minority interests	(2,783)	(64)
Dividends paid	(133,303)	(118,316)
Deferred financing costs	—	(385)

Net cash (used in) provided by financing activities	(27,559)	85,529

Increase in cash and cash equivalents	94,978	258
Cash and cash equivalents, beginning of period	19,407	14,695

Cash and cash equivalents, end of period	$114,385	$14,953

Noncash Investing Activity:
Foreclosure of mortgage loan to land and building	$2,945	$—

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater, we extend mortgage loans and other financing to tenants from time to time. For the nine months ended September 30, 2008, approximately 93% of our revenues were derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

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

As of September 30, 2008, we had investments in 580 healthcare facilities and one land parcel located in 43 states, consisting of:

Consolidated facilities:

•	250 assisted and independent living facilities;

•	171 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	18 triple-net medical office buildings;

•	59 multi-tenant medical office buildings, 50 of which are operated by consolidated joint ventures (see Note 5); and

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities;

•	2 medical office buildings; and

•	1 continuing care retirement community.

Mortgage loans secured by:

•	19 skilled nursing facilities;

•	9 assisted and independent living facilities

•	1 medical office building; and

•	1 land parcel.

As of September 30, 2008, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures (see Note 5), were leased and operated by 84 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants each accounted for more than 10% of our revenues at September 30, 2008, as follows:

• Brookdale Senior Living, Inc.	13%
• Hearthstone Senior Services, L.P.	12%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2008 and 2007 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results for a full year.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our majority owned and controlled joint ventures in accordance with GAAP, including Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, and Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (EITF 04-5). All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including SFAS No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on gross revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

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

We recorded $2.3 million and $7.9 million of revenues in excess of cash received during the three and nine months ended September 30, 2008, respectively, and $0.2 million and $1.9 million of revenues in excess of cash received during the three and nine months ended September 30, 2007, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $18.4 million at September 30, 2008 and $10.7 million at December 31, 2007. Reserves totaled $84.8 million at September 30, 2008 and $79.4 million at December 31, 2007. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. In accordance with SFAS No. 144, gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our balance sheets. All other gains are included in discontinued operations.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144 and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Indicators may include, among others, the tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the future estimated undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 144 and 142, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of the asset. No impairment charges were recorded during the nine months ended September 30, 2008 or 2007.

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $3.5 million at September 30, 2008 and $2.7 million at December 31, 2007. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). In 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R causes the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and causes any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1.5 million and $4.3 million for the three and nine months ended September 30, 2008, respectively, and $1.2 million and $3.5 million for the three and nine months ended September 30, 2007, respectively.

Land, Buildings and Improvements and Depreciation and Useful Lives of Assets

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $26.4 million and $76.3 million for the three and nine months ended September 30, 2008, respectively, and $22.7 million and $62.4 million for the three and nine months ended September 30, 2007, respectively.

We allocate purchase prices in accordance with SFAS No. 141, Business Combinations (SFAS No. 141). For our triple-net leased facilities, a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible lease assets”) included in the caption “Other assets” on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We amortize intangible lease assets and liabilities over the remaining lease terms of the respective leases to real estate amortization expense or operating rent, as appropriate.

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less when purchased.

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

Derivative instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of derivative instruments are recognized currently in earnings, unless the derivative instrument meets the criteria for hedge accounting described in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (SFAS No. 133). If the derivative instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the derivative instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

Segment Reporting

We report our consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 16).

Minority Interests

NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”) (see Note 5). We consolidate NHP/PMB consistent with the provisions of EITF 04-5, as our wholly owned subsidiary is the general partner and exercises control. As of September 30, 2008, third party investors owned 1,470,754 limited partnership units in NHP/PMB. After a one year holding period, these limited partnership units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. At September 30, 2008, the cost basis of the limited partnership units held by minority interests was $47.2 million.

We also have two consolidated joint ventures with The Broe Companies (“Broe”) and one consolidated joint venture with McShane Medical Office Properties, Inc. (“McShane”) that invest in multi-tenant medical office buildings (see Note 5). The cost of the minority interests for these joint ventures was $4.2 million and $6.2 million at September 30, 2008 and December 31, 2007, respectively.

Fair Value

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (SFAS No. 157) for our financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At September 30, 2008, we had $5.4 million of financial assets and $5.4 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective January 1, 2008. On January 1, 2008, we did not elect to apply the fair value option to any specific financial assets or liabilities.

Impact of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51 (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. The adoption of SFAS No. 141R will require us to expense certain transaction costs for business combinations that were previously capitalized which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures about (i) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset, (ii) the weighted average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class in the period of acquisition or renewal and (iii) the total amount of costs incurred in each period presented to renew or extend the term of a recognized intangible asset, by major intangible asset class for entities that capitalize renewal or extension costs. FSP FAS 142-3 is effective January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations but may impact our basic earnings per share.

3. Real Estate Properties

At September 30, 2008, we had direct ownership of:

•	250 assisted and independent living facilities;

•	171 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	18 triple-net medical office buildings; and

•	59 multi-tenant medical office buildings, 50 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of September 30, 2008, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of September 30, 2008, leases covering 418 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $72.6 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of September 30, 2008, leases covering 318 facilities contained provisions for property tax impounds, and leases covering 210 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.

During the nine months ended September 30, 2008, we acquired 15 assisted and independent living facilities, 11 skilled nursing facilities and 12 medical office buildings subject to triple-net master leases in 10 separate transactions for an aggregate investment of $139.2 million. We also acquired, from entities affiliated with PMB, one multi-tenant medical office building for $13.8 million, a 44.95% investment in two multi-tenant medical office buildings for $3.5 million and, through NHP/PMB, seven multi-tenant medical office buildings for $184.5 million (see Note 5) for an aggregate investment of $198.3 million, of which $157.5 million was allocated to real estate with the remaining $40.8 million allocated to other assets and liabilities. We also acquired one multi-tenant medical office building through our consolidated joint venture with McShane for $2.0 million (see Note 5).

Included in the cost of the acquisitions from PMB affiliates is $6.3 million of accrued acquisition costs at September 30, 2008. These accrued acquisition costs represent our estimate of cash expected to be paid upon conclusion of the agreement with PMB. The accrued acquisition costs at September 30, 2008 are based on closings to date and are contingent upon how many of the original 18 multi-tenant medical office buildings included in the agreement are acquired. The accrued acquisition costs are expected to increase as we and NHP/PMB acquire additional multi-tenant medical office buildings from PMB and its affiliates.

Additionally, we entered into another agreement with PMB in which we obtained the right, but not the obligation, to acquire up to $1 billion of multi-tenant medical office buildings developed by PMB over the following seven years.

During the nine months ended September 30, 2008, we also funded $26.0 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2008, we had committed to fund additional expansions, construction and capital improvements of $129.2 million.

During the nine months ended September 30, 2008, we sold 25 assisted and independent living facilities, two skilled nursing facilities and one medical office building (see Notes 5 and 12). Of the 28 facilities, we sold 23 assisted and independent living facilities to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations. We sold the remaining five buildings for a gross purchase price of $33.6 million that resulted in a total gain of $18.5 million which is included in gain on sale of facilities in discontinued operations. We provided financing of $2.5 million for one of the sold properties which was subsequently paid off in September 2008.

4. Mortgage Loans Receivable

At September 30, 2008, we held 16 mortgage loans receivable secured by 19 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. At September 30, 2008, the mortgage loans receivable had a net book value of $163.5 million, with individual outstanding principal balances ranging from $0.6 million to $47.5 million and maturities ranging from 2008 to 2024.

During the nine months ended September 30, 2008, we funded two mortgage loans secured by one skilled nursing facility in the amount of $6.8 million and one medical office building in the amount of $47.5 million.

During the nine months ended September 30, 2008, two mortgage loans totaling $8.9 million were repaid at maturity and we foreclosed on one mortgage loan with a net book value of $2.9 million, which we allocated to land and building.

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

At September 30, 2008, the Broe I joint venture owned 20 multi-tenant medical office buildings located in six states.

During the nine months ended September 30, 2008, the Broe I joint venture funded $1.5 million in capital improvements at certain facilities.

During the nine months ended September 30, 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

During the nine months ended September 30, 2008, cash distributions from the Broe I joint venture of $1.0 million were made to us. No cash distributions were made to Broe during the nine months ended September 30, 2008. All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.

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

At September 30, 2008, the Broe II joint venture owned 16 multi-tenant medical office buildings located in four states.

During the nine months ended September 30, 2008, the Broe II joint venture funded $0.4 million in capital improvements at certain facilities.

During the nine months ended September 30, 2008, the Broe II joint venture placed $35.8 million of secured debt on two multi-tenant medical office building.

During the nine months ended September 30, 2008, cash distributions from the Broe II joint venture of $2.7 million and $0.1 million were made to us and to Broe, respectively. All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

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

At September 30, 2008, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.

During the nine months ended September 30, 2008, the McShane/NHP joint venture acquired the final multi-tenant medical office building of a seven building portfolio. The purchase price for the final building totaled $2.0 million, of which $1.8 million was allocated to real estate with the remaining $0.2 million allocated to other assets and liabilities. The other six multi-tenant medical office buildings were acquired in December 2007. The total portfolio acquisition was originally financed with a bridge loan from us of $31.2 million and capital contributions of $16.0 million and $0.8 million from us and McShane, respectively.

During the nine months ended September 30, 2008, cash distributions from the McShane/NHP joint venture of $0.9 million and $48,000 were made to us and to McShane, respectively. All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

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

We expect to acquire the remaining 10 multi-tenant medical office buildings for $549.3 million, including the assumption of approximately $186.0 million of mortgage financing. We expect to acquire three of the remaining 10 multi-tenant medical office buildings in 2008, and the remaining properties in 2009 and 2010. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of the closing conditions specified in the agreement with PMB.

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

During the nine months ended September 30, 2008, cash distributions from NHP/PMB of $0.9 million were made to minority interest Class A unit holders. The net loss of the partnership totaling $0.7 million was allocated 100% to us in accordance with the partnership agreement. All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.

In April 2008, we acquired one of the 18 multi-tenant medical office buildings directly (not through NHP/PMB) from an entity affiliated with PMB for $13.8 million, including acquisition costs. Also in April 2008, we acquired a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company (see Note 6).

6. Investment in Unconsolidated Joint Ventures

State Pension Fund Investor

In January 2007, we entered into a joint venture with a state pension fund investor. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments with approximately 40% equity contributions and 60% debt. The original approved investment target was $475 million, but we exceeded that amount in 2007, and the total potential investment amount has been increased to $975 million. The financial statements of the joint venture are not consolidated in our financial statements as our joint venture partner has substantive participating rights, accordingly our investment is accounted for using the equity method.

At September 30, 2008, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states. During the nine months ended September 30, 2008, the joint venture placed $10.0 million of mortgage financing on one assisted and independent living facility resulting in cash distributions of $7.5 million and $2.5 million to our joint venture partner and us, respectively.

During the nine months ended September 30, 2008, the joint venture entered into an interest rate swap contract that is designated as hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at September 30, 2008 was $0.6 million.

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During the three and nine months ended September 30, 2008, we earned management fees of $1.0 million and $2.9 million, respectively, and our share of the net income was $70,000 and $0.1 million, respectively. During the three and nine months ended September 30, 2007, we earned management fees of $0.5 million and $0.9 million, respectively, and our share of the net income was $0.1 million and $0.3 million, respectively.

PMB Real Estate Services LLC

In February 2008, we entered into an agreement with PMB to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to six times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES provides property and asset management services for the multi-tenant medical office buildings acquired in the PMB transaction, and receives an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees.

During the three and nine months ended September 30, 2008, our share of the net loss was $0.2 million and $0.3 million, respectively.

PMB SB 399-401 East Highland LLC

In August 2008, we acquired a 44.95% interest in an entity that owns two multi-tenant medical office buildings for $3.5 million. During the three and nine months ended September 30, 2008, our share of the net income was $21,000.

7. Other Assets

At September 30, 2008 and December 31, 2007, other assets consisted of:

	September 30, 2008	December 31, 2007
	(In thousands)
Other receivables, net of reserves of $5.0 million and $4.6 million at September 30, 2008 and December 31, 2007, respectively	$64,706	$34,379
Straight-line rent receivables, net of reserves of $84.8 million and $79.4 million at September 30, 2008 and December 31, 2007, respectively	18,358	10,727
Deferred financing costs	16,802	17,927
Capitalized lease and loan origination costs	2,603	2,307
Intangible lease assets	105,279	58,481
Investments and restricted funds	15,465	18,024
Prepaid ground leases	10,288	10,431
Other	11,347	7,420

	$244,848	$159,696

Investments are recorded at fair value using market prices.

Intangible lease assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At September 30, 2008 and December 31, 2007, the gross balance of intangible lease assets was $124.0 million and $66.3 million, respectively. At September 30, 2008 and December 31, 2007, the accumulated amortization of intangible lease assets was $18.7 million and $7.8 million, respectively. For the three and nine months ended September 30, 2008, operating rent includes $0.1 million and $0.4 million from the amortization of above/below market lease intangibles, respectively. For the three and nine months ended September 30, 2007, operating rent includes $69,000 and $22,000 from the amortization of above/below market lease intangibles, respectively. For the three and nine months ended September 30, 2008, expenses include $3.9 million and $10.0 million from the amortization of other intangible lease assets and liabilities, respectively. For the three and nine months ended September 30, 2007, expenses include $1.0 million and $2.4 million from the amortization of other intangible lease assets and liabilities, respectively.

8. Credit Facility

At September 30, 2008, we had no balance outstanding on our $700 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (5.00% at September 30, 2008) or applicable LIBOR plus 0.85% (3.93% at September 30, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of September 30, 2008, we were in compliance with all covenants under the Credit Facility.

9. Common Stock

We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During the nine months ended September 30, 2008, we sold 2,574,000 shares of common stock pursuant to such controlled equity offering program at a weighted average price of $34.97, resulting in net proceeds of approximately $89.1 million after sales fees. At September 30, 2008, an additional 2,381,000 shares of common stock were available to be sold pursuant to our controlled equity offering program.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2008 was 2%. During the nine months ended September 30, 2008, we issued approximately 541,000 shares of common stock resulting in net proceeds of approximately $16.9 million.

10. Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations.

Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B convertible preferred stock and/or limited partnership units in NHP/PMB. The dilutive effect of stock options and other share-settled compensation plans is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense. There were no stock options with option prices that would not be dilutive for the three and nine months ended September 30, 2008 or 2007. The calculation below excludes 297,000 stock appreciation rights with prices that would not be dilutive for the three and nine months ended September 30, 2008 and 268,000 stock appreciation rights with prices that would not be dilutive for the three and nine months ended September 30, 2007. The Series B convertible preferred stock is not dilutive for the three and nine months ended September 30, 2008 and the nine months ended September 30, 2007. The limited partnership units in NHP/PMB were issued in 2008. In accordance with the terms of the partnership agreement, the entire loss incurred by the partnership in 2008 was allocated to us, thus, no minority interest income or expense related to the partnership was recognized during the three or nine months ended September 30, 2008. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended September 30,
	2008		2007
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$26,873		$54,162
Less: Series A preferred stock dividends	—		(1,729)
Less: Series B preferred stock dividends	(2,061)		—

Amounts used to calculate Basic EPS from continuing operations	24,812	96,975	52,433	91,089
Effect of dilutive securities:
Stock options	—	193	—	175
Other share-settled compensation plans	—	393	—	280
Series B convertible preferred stock	—	—	—	4,711
Limited partnership units	—	1,471	—	—

Amounts used to calculate Diluted EPS from continuing operations	$24,812	99,032	$52,433	96,255

	Nine months ended September 30,
	2008		2007
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$77,972		$95,340
Less: Series A preferred stock dividends	—		(5,185)
Less: Series B preferred stock dividends	(6,185)		(6,187)

Amounts used to calculate Basic EPS from continuing operations	71,787	96,203	83,968	89,690
Effect of dilutive securities:
Stock options	—	210	—	213
Other share-settled compensation plans	—	333	—	255
Limited partnership units	—	902	—	—

Amounts used to calculate Diluted EPS from continuing operations	$71,787	97,648	$83,968	90,158

11. Pension Plan

During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the nine months ended September 30, 2008 or the nine months ended September 30, 2007. The interest cost for the plan was $63,000 for the nine months ended September 30, 2008 and $66,000 for the nine months ended September 30, 2007. We made $38,000 of contributions to the plan for the nine months ended September 30, 2008 and $56,000 for the nine months ended September 30, 2007, and we expect to make $12,000 of contributions during the remainder of 2008.

12. Discontinued Operations

During the nine months ended September 30, 2008, we sold 25 assisted and independent living facilities, two skilled nursing facilities and one medical office building (see Notes 5 and 12). Of the 28 facilities, we sold 23 assisted and independent living facilities to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations. We sold the remaining five buildings for a gross purchase price of $33.6 million that resulted in a total gain of $18.5 million which is included in gain on sale of facilities in discontinued operations. We provided financing of $2.5 million for one of the sold properties which was subsequently paid off in September 2008.

At September 30, 2008 and December 31, 2007, no assets were classified as held for sale.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenue	$18	$6,725	$5,670	$25,358
Expenses:
Interest expense and amortization of deferred financing costs	—	1,090	1,004	3,279
Depreciation and amortization	—	2,063	1,366	7,431
General and administrative	(11)	25	(6)	32
Medical office building operating expenses	—	6	—	19

	(11)	3,184	2,364	10,761

Income from discontinued operations	$29	$3,541	$3,306	$14,597

13. Derivatives

During the nine months ended September 30, 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6).

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to effectively hedge the expected interest payments associated with a portion of our October 2007 issuance of $300 million of notes.

These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $300 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million. The settlement amounts are being amortized over the life of the debt as a yield adjustment.

In June 2006, we entered into two $125 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350 million of notes.

These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $350 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million. The settlement amounts are being amortized over the life of the debt as a yield adjustment.

14. Comprehensive Income

We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300 million of notes as a yield adjustment. During the three and nine months ended September 30, 2008, we recorded $65,000 and $0.2 million of amortization, respectively, and expect to record $66,000 of amortization during the remainder of 2008.

We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350 million of notes as a yield adjustment. During the three and nine months ended September 30, 2008, we recorded $58,000 and $0.2 million of amortization, respectively. During the three and nine months ended September 30, 2007, we recorded $55,000 and $0.2 million of amortization, respectively. We expect to record $59,000 of amortization during the remainder of 2008.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$29,253	$57,742	$234,722	$171,222
Other comprehensive income:
Gain on Treasury lock agreements	—	114	—	114
Amortization of gains on Treasury lock agreements	(123)	(55)	(364)	(162)

Total comprehensive income	$29,130	$57,801	$234,358	$171,174

SFAS No. 158 requires changes in the funded status of a defined benefit pension plan to be recognized through other comprehensive income in the year in which they occur. Adoption of this provision of SFAS No. 158 as of December 31, 2006 resulted in the recognition of $0.1 million of other comprehensive income related to the change in the funded status of our defined benefit pension plan. No changes in the funded status of the plan occurred during the three or nine months ended September 30, 2008 or 2007.

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

16. Segment Information

Our operations are organized into two segments—triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of September 30, 2008, the multi-tenant leases segment is comprised exclusively of medical office buildings.

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

Certain items in prior period financial statements have been reclassified to conform to current period presentation, including those required by SFAS No. 144. Summary information related to our reportable segments is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Triple-net leases	$72,673	$70,188	$214,203	$199,111
Multi-tenant leases	16,188	3,560	43,058	9,133
Non-segment	6,614	6,560	18,430	15,825

	$95,475	$80,308	$275,691	$224,069

Net operating income (1):
Triple-net leases	$72,673	$70,188	$214,203	$199,111
Multi-tenant leases	8,968	1,669	24,276	4,049

	$81,641	$71,857	$238,479	$203,160

	September 30, 2008	December 31, 2007
	(In thousands)
Assets:
Triple-net leases	$2,478,717	$2,382,308
Multi-tenant leases	410,399	323,774
Non-segment	545,260	438,271

	$3,434,376	$3,144,353

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net income	$29,253	$57,742	$234,722	$171,222
Interest and other income	(6,614)	(6,560)	(18,430)	(15,825)
Interest expense and amortization of deferred financing costs	25,308	24,297	75,554	72,205
Depreciation and amortization expense	30,416	23,851	86,776	65,277
General and administrative expense	6,634	6,080	19,538	17,493
Minority interests in net loss of consolidated joint ventures	(52)	(76)	(107)	(139)
Income from unconsolidated joint ventures	(924)	(547)	(2,824)	(1,242)
Gain on sale of facilities, net	(2,351)	(29,389)	(153,444)	(91,234)
Income from discontinued operations	(29)	(3,541)	(3,306)	(14,597)

Net operating income from reportable segments	$81,641	$71,857	$238,479	$203,160

17. Commitments and Contingencies

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

Lexington Insurance, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington in amounts up to $10 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, have filed cross-motions for summary judgment. Those motions will likely be decided in early 2009.

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

Line of Credit

Under the terms of an agreement with PMB, we agreed to extend to PMB a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB with respect to the proposed development of multi-tenant medical office buildings. As of September 30, 2008, no amounts had been drawn down on the line of credit.

18. Related Party Transactions

In August 2008, Dr. Jeffrey Rush became a director of NHP. Dr. Rush is the Chairman of PMB. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB 399-401 East Highland LLC, an entity that owns two multi-tenant medical office buildings. Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB SB 399-401 East Highland LLC. In September 2008, we funded a mortgage loan secured by a medical office building in the amount of $47.5 million. Dr. Rush has an ownership interest in another unaffiliated entity that owns the medical office building that is security for this loan. We expect to acquire the medical office building in the fourth quarter of 2008 for approximately $90 million pursuant to our existing February 2008 agreement with PMB (see Note 5).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:

•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent by our tenants;

•	our reliance on two tenants for a significant percentage of our revenues;

•	occupancy levels at certain facilities;

•	our level of indebtedness;

•	changes in the ratings of our debt securities;

•	access to the capital markets and the cost and availability of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on gross revenues or other factors, including increases based solely on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

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

We recorded $2.3 million and $7.9 million of revenues in excess of cash received during the three and nine months ended September 30, 2008, respectively, and $0.2 million and $1.9 million of revenues in excess of cash during the three and nine months ended September 30, 2007, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $18.4 million at September 30, 2008 and $10.7 million at December 31, 2007. Reserves totaled $84.8 million at September 30, 2008 and $79.4 million at December 31, 2007. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 20 to 40 years depending on factors including building type, age, quality and location. We allocate purchase prices in accordance with SFAS No. 141, Business Combinations (SFAS No. 141). For our triple-net leased facilities, a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible lease assets”) included in the caption “Other assets” on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

The allocation of the cost between land, building and, if applicable, equipment, and the determination of the useful life of a property are based on management’s estimates. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We amortize intangible lease assets and liabilities over the remaining lease terms of the respective leases. We review and adjust useful lives periodically. If we do not allocate purchase prices appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS Nos. 144 and 142, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. No impairment charges were recorded during the nine months ended September 30, 2008 or 2007.

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

Impact of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51 (SFAS No. 160). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. The adoption of SFAS No. 141R will require us to expense certain transaction costs for business combinations that were previously capitalized which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures about (i) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset, (ii) the weighted average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class in the period of acquisition or renewal and (iii) the total amount of costs incurred in each period presented to renew or extend the term of a recognized intangible asset, by major intangible asset class for entities that capitalize renewal or extension costs. FSP FAS 142-3 is effective January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations but may impact our basic earnings per share.

Operating Results

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Triple-net lease rental income increased $15.1 million, or 8%, in 2008 as compared to 2007. The increase was primarily due to rental income from 81 facilities acquired in 2007, 26 facilities acquired in 2008, increased straight-line rental income recognized and rent increases at existing facilities, partially offset by decreased rental income related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007.

Operating rent was generated by our multi-tenant medical office buildings and increased $33.9 million, or 371%, in 2008 as compared to 2007. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and nine multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Interest and other income increased $2.6 million, or 16%, in 2008 as compared to 2007. The increase was primarily due to two loans funded and four mortgage loans and five other loans acquired during 2007, five loans funded during 2008 and increased interest income resulting from a higher cash balance primarily due to asset sales, partially offset by loan repayments.

Interest and amortization of deferred financing costs increased $3.3 million, or 5%, in 2008 as compared to 2007. The increase was primarily due to borrowings to fund acquisitions in 2008 and 2007, including the issuance of $300 million of notes in October 2007, the assumption of $96.6 million of secured debt during 2008 and $55.7 million during 2007 and the addition of $7.8 million of secured debt in one of our consolidated joint ventures. These factors were partially offset by the repayment of the outstanding balance on our Credit Facility in 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, and interest savings from the prepayment of $25.4 million of secured debt, the repayment of $17 million in notes payable in July 2008 and the transfer of $4.7 million of secured debt during 2007. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture in 2007.

Depreciation and amortization increased $21.5 million, or 33%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 109 facilities in 2007, including 30 multi-tenant medical office buildings, and 47 facilities in 2008, including 21 multi-tenant medical office buildings, partially offset by decreased depreciation and amortization related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007.

General and administrative expenses increased $2.0 million, or 12%, in 2008 as compared to 2007. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation, and other performance based awards offset by a decrease in insurance expense.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $13.7 million, or 269%, in 2008 as compared to 2007. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and 21 multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased $1.6 million, or 127%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 34 facilities in 2007 by our unconsolidated joint venture with a state pension fund investor, including 19 facilities acquired by the joint venture from us, partially offset by the acquisition in 2008 of a 50% interest in PMBRES which reported a net loss.

In the nine months ended September 30, 2007, gain on sale of facilities to unconsolidated joint venture represented 75% of the total gain related to the sale of facilities by us to our unconsolidated joint venture with a state pension fund investor. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income increased $80.9 million in 2008 as compared to 2007. Discontinued operations income of $156.8 million for 2008 was comprised of gains on sale of $153.4 million, rental income of $5.7 million partially offset by depreciation of $1.4 million and interest expense of $1.0 million. Discontinued operations income of $75.9 million for 2007 was comprised of gains on sale of $61.3 million, rental income of $25.4 million partially offset by depreciation of $7.4 million and interest expense of $3.3 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Triple-net lease rental income increased $2.5 million, or 4%, in 2008 as compared to 2007. The increase was primarily due to rental income from 69 facilities acquired during the last nine months of 2007, 26 facilities acquired in 2008, increased straight-line rental income recognition and rent increases at existing facilities, partially offset by decreased rental income related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor during the last nine months of 2007.

Operating rent was generated by our multi-tenant medical office buildings and increased $12.6 million, or 355%, in 2008 as compared to 2007. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings acquired during the last nine months of 2007, including 22 medical office buildings acquired through consolidated joint ventures, and nine multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Interest and amortization of deferred financing costs increased $1.0 million, or 4%, in 2008 as compared to 2007. The increase was primarily due to borrowings to fund acquisitions in 2008 and 2007, including the issuance of $300 million of notes in October 2007, the assumption of $96.6 million of secured debt during 2008 and $37.5 million during the last nine months of 2007 and the addition of $7.8 million of secured debt in one of our unconsolidated joint ventures. These factors were partially offset by the repayment of the outstanding balance on our Credit Facility in 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, the repayment of $17 million in notes payable in July 2008, and interest savings from the transfer of $4.7 million of secured debt during the last nine months of 2007. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture during the last nine months of 2007.

Depreciation and amortization increased $6.6 million, or 28%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 99 facilities during the last nine months of 2007, including 30 multi-tenant medical office buildings, and 47 facilities in 2008, including 21 multi-tenant medical office buildings.

General and administrative expenses increased $0.6 million, or 9%, in 2008 as compared to 2007. The increase was primarily due to increased compensation expense, including the amortization of stock-based compensation and other performance based awards offset by a decrease in state income taxes.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $5.3 million, or 282%, in 2008 as compared to 2007. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings acquired during the last nine months of 2007, including 22 medical office buildings acquired through consolidated joint ventures, and 21 multi-tenant medical office buildings acquired in 2008, including eight acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased $0.4 million, or 69%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 26 facilities during the last nine months of 2007 by our unconsolidated joint venture with a state pension fund investor, including 19 facilities acquired by the joint venture from us, offset in part by the acquisition in 2008 of a 50% interest in PMBRES which reported a net loss.

In the three months ended September 30, 2007, gain on sale of facilities to unconsolidated joint venture represented 75% of the total gain related to the sale of facilities by us to our unconsolidated joint venture with a state pension fund investor. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income decreased $1.2 million in 2008 as compared to 2007. Discontinued operations income of $2.4 million for 2008 was comprised of a gain on sale. Discontinued operations income of $3.6 million for 2007 was comprised of rental income of $6.7 million partially offset by depreciation of $2.1 million and interest expense of $1.1 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Other Factors That Affect Our Business

Hearthstone Senior Services, L.P.

On June 1, 2006, we acquired 32 assisted living and Alzheimer’s facilities from Hearthstone Assisted Living, Inc. for $431 million. In connection with the acquisition, we leased all of the facilities to Hearthstone Senior Services, L.P. (“Hearthstone”), a new company formed by Hearthstone Assisted Living, Inc.’s President and CEO, Tim Hekker and two partners. Hearthstone’s only operations consist of the management of these 32 facilities. The lease has an initial term of 15 years and provides for a “Base Rent” that started at approximately $34.7 million per year and increases each year by up to 3%. In addition, Hearthstone agreed to pay over the initial term of the lease “Supplemental Rent” equal to a specified percentage of Hearthstone’s annual gross revenue. In accordance with the lease, payment of Supplemental Rent of $1.6 million for the first 24 months of the lease was deferred until June 2008, when it became payable in 12 monthly installments, and Supplemental Rent from June 2008 (initially $127,000 per month) is to be paid quarterly starting in September 2008. None of this Supplemental Rent has been recognized by us as revenue. Additionally, in June 2008, Base Rent increased $89,000 per month.

Hearthstone has failed to pay the deferred Supplemental Rent of $133,000 per month. Hearthstone has notified us that it is currently unable to make such payments and has sought to renegotiate the terms of our lease. As of October 31, 2008, however, Hearthstone is current on all other rent payments required under the lease. We are currently assessing our options for the Hearthstone facilities, which may involve modifying the lease terms, or terminating the lease and finding a new tenant for the facilities. We have a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us, which we have not yet drawn on. However, it is possible that the letter of credit may not be sufficient to compensate us for all costs that may arise in connection with a modification of the lease or our pursuit of other remedies. In addition, at September 30, 2008, we had accrued $4.7 million of straight-line (non-cash) rent receivable from Hearthstone, some or all of which may need to be reserved, depending on our evaluation of its collectibility.

Leases and Mortgage Loans

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility gross revenues and/or increases in the Consumer Price Index. If facility gross revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $8 million during the remainder of 2008.

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

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2008 decreased $2.9 million, or 2%, as compared to the same period in 2007. This was primarily due to the collection of certain amounts included in the caption “Other assets” during 2007, increased straight-line rent and other receivables and receivables for reserves, as well as increased medical office building operating expenses, interest and general and administrative expenses, offset in part by revenue increases from our owned facilities and mortgage and other loans as a result of acquisitions and funding of mortgage and other loans during 2007 and 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the nine months ended September 30, 2008, we acquired 15 assisted and independent living facilities, 11 skilled nursing facilities and 12 medical office buildings in 10 separate transactions for an aggregate investment of $139.2 million. We acquired a 44.95% interest in an entity that owns two medical office buildings for $3.5 million. We also funded $26 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2008, we had committed to fund additional expansions, construction and capital improvements of $129.2 million.

During the nine months ended September 30, 2008, we acquired the final multi-tenant medical office building of a seven building portfolio through our joint venture with McShane for $2.0 million. We also funded $1.9 million in capital improvements at certain facilities through our two joint ventures with Broe.

In February 2008, we entered into an agreement with PMB and certain of its affiliates to acquire up to 18 multi-tenant medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. During the nine months ended September 30, 2008, NHP/PMB acquired seven of the 18 multi-tenant medical office buildings. The purchase price, including acquisition costs, totaled $184.5 million, which was paid in a combination of cash, the assumption of $96.6 million of mortgage financing and the issuance of 1,470,754 limited partnership units with a fair value at the date of issuance of $47.3 million. We also acquired another one of the 18 multi-tenant medical office buildings directly from an entity affiliated with PMB for $13.8 million, including acquisition costs.

We expect to acquire the remaining 10 multi-tenant medical office buildings for $549.3 million, including the assumption of approximately $186.0 million of mortgage financing. We expect to acquire three of the remaining 10 multi-tenant medical office buildings in 2008, and the remaining properties in 2009 and 2010. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of the closing conditions specified in the agreement with PMB.

Additionally, we entered into another agreement with PMB in which we obtained the right, but not the obligation, to acquire up to $1 billion of multi-tenant medical office buildings developed by PMB over the following seven years.

During the nine months ended September 30, 2008, we funded two mortgage loans secured by one skilled nursing facility in the amount of $6.8 million and one medical office building in the amount of $47.5 million.

During the nine months ended September 30, 2008, we sold 25 assisted and independent living facilities, two skilled nursing facilities and one medical office building (see Notes 5 and 12). Of the 28 facilities, we sold 23 assisted and independent living facilities to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations. We sold the remaining five buildings for a gross purchase price of $33.6 million that resulted in a total gain of $18.5 million which is included in gain on sale of facilities in discontinued operations. We provided financing of $2.5 million for one of the sold properties which was subsequently paid off in September 2008.

Financing Activities

At September 30, 2008, we had $700 million available under our $700 million revolving senior unsecured credit facility (“Credit Facility”) compared to $659 million at December 31, 2007. The increase was primarily due to repayments with proceeds from the sales of assets and the issuance of common stock discussed below, offset in part by the financing of acquisitions. At our option, borrowings under the Credit Facility bear interest at the prime rate (5.00% at September 30, 2008) or applicable LIBOR plus 0.85% (3.93% at September 30, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

During the nine months ended September 30, 2008, in connection with the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, we prepaid $55.8 million of fixed rate secured debt that bore interest at a weighted average rate of 7.04%. The prepayments were funded by a portion of the net cash proceeds from the sale to Emeritus.

During the nine months ended September 30, 2008, we repaid $27.0 million of fixed rate notes with a rate of 6.64% at maturity. The payments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying senior notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at September 30, 2008 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During the nine months ended September 30, 2008, we sold 2,574,000 shares of common stock pursuant to such controlled equity offering program at a weighted average price of $34.97, resulting in net proceeds of approximately $89.1 million after sales fees. At September 30, 2008, an additional 2,381,000 shares of common stock were available to be sold pursuant to our controlled equity offering program.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2008 was 2%. During the nine months ended September 30, 2008, we issued approximately 541,000 shares of common stock resulting in net proceeds of approximately $16.9 million.

At September 30, 2008, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at September 30, 2008, we had approximately 1,827,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

We expect to finance the acquisitions of the multi-tenant medical office buildings from PMB with a combination of $186.0 million in assumed debt, the issuance of limited partnership interests in NHP/PMB, cash on hand and borrowings under our Credit Facility.

Financing for other future investments and for the repayment of the obligations and commitments noted above may be provided by cash on hand, borrowings under our Credit Facility discussed above, private placements or public offerings of debt or equity either under the shelf registration statement discussed above or under new registration statements, potential asset sales or mortgage loans receivable payoffs, the assumption of secured indebtedness, obtaining mortgage financing on a portion of our owned portfolio or through joint ventures. We estimate that, as of September 30, 2008, we could have borrowed up to $1 billion of additional debt, and incurred additional annual interest expense of up to $78.7 million, and remained in compliance with our existing debt covenants.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks contributed to unprecedented levels of volatility.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $700 million available under our Credit Facility at September 30, 2008, and we have no current reason to believe that we will be unable to access the facility in the future. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our Credit Facility it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.

We have approximately $33.5 million of indebtedness that can be put to us in 2008, $71.1 million of indebtedness that matures in 2009, $55.0 million of indebtedness that can be put to us in 2009, $76.9 million of indebtedness that matures in 2010, and zero indebtedness can be put to us in 2010. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the current market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

Our plans for growth require regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

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

Off-Balance Sheet Arrangements

The only off-balance sheet financing arrangements that we currently utilize are the unconsolidated joint ventures discussed in Note 6 to our condensed consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At our option, borrowings under our Credit Facility bear interest at the prime rate (5.00% at September 30, 2008) or applicable LIBOR plus 0.85% (3.93% at September 30, 2008). During the nine months ended September 30, 2008, the borrowings under our unsecured revolving Credit Facility decreased from $41 million to none. As a result, holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2008 of $0.7 million.

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

Lexington Insurance, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington in amounts up to $10 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, have filed cross-motions for summary judgment. Those motions will likely be decided in early 2009.

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

Financing Risks

Disruptions in financial markets could adversely affect our liquidity or financial condition, and could impair our ability to finance acquisitions.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks contributed to unprecedented levels of volatility.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $700 million available under our Credit Facility at September 30, 2008, and we have no current reason to believe that we will be unable to access the facility in the future. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our Credit Facility it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.

We have approximately $33.5 million of indebtedness that can be put to us in 2008, $71.1 million of indebtedness that matures in 2009, $55.0 million of indebtedness that can be put to us in 2009, $76.9 million of indebtedness that matures in 2010, and zero indebtedness can be put to us in 2010. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the current market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

Our plans for growth require regular access to the capital and credit markets. If current levels of market disruption and volatility continue or worsen, access to capital and credit markets could be disrupted making growth through acquisitions and development projects difficult or impractical to pursue until such time as markets stabilize.

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

In addition, many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. The balance of straight-line rent receivables at September 30, 2008, net of allowances was $18.4 million. To the extent any of the tenants under these leases become unable to pay the contracted cash rent, we may be required to write down the straight-line rents receivable from those tenants, which would reduce our net income.

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

As of September 30, 2008, leases covering 296 facilities and loans on 16 facilities were secured by irrevocable letters of credit totaling $53.0 million. In the event that any of the tenants or borrowers related to these facilities become unable to meet their obligations, we are entitled to draw down on the letters of credit an amount equal to the earned and unpaid obligations. If an issuing bank has financial difficulties, we may be unable to draw down on a letter of credit, which could delay or reduce our ability to collect unpaid obligations and reduce our revenue and operating cash flow.

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

Date: November 4, 2008	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ Abdo H. Khoury
Abdo H. Khoury Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)