Form 10-K
period 2008-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2009-02-18
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,993,577,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2009
Common Stock, $0.10 par value per share	102,353,721 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2009 (Proxy Statement)	Part III

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-K

December 31, 2008

PART I

Item 1.	Business.

General

Nationwide Health Properties, Inc., a Maryland corporation incorporated on October 14, 1985, is a real estate investment trust (“REIT”) that invests primarily in healthcare related senior housing, long-term care properties and medical office buildings. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

Our operations are organized into two segments – triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of December 31, 2008, the multi-tenant leases segment was comprised exclusively of medical office buildings. We did not invest in multi-tenant leases prior to 2006. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to tenants. For the twelve months ended December 31, 2008, approximately 93% of our revenues are derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

As of December 31, 2008, we had investments in 583 healthcare facilities and one land parcel located in 43 states, consisting of:

Consolidated facilities:

•	251 assisted and independent living facilities;

•	172 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture;

•	60 multi-tenant medical office buildings, 51 of which are operated by consolidated joint ventures; and

•	1 asset held for sale.

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities;

•	1 continuing care retirement community; and

•	2 multi-tenant medical office buildings.

Mortgage loans secured by:

•	17 skilled nursing facilities;

•	9 assisted and independent living facilities;

•	1 medical office building; and

•	1 land parcel.

As of December 31, 2008, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures, were operated by 84 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) each accounted for more than 10% of our revenues at December 31, 2008 and both may account for more than 10% of our revenues in 2009.

The following table summarizes our top five tenants, the number of facilities each operates and the percentage of our revenues received from each of these tenants as of the end of 2008, as adjusted for facilities acquired and disposed of during 2008:

Tenant	Number of Facilities Operated	Percentage of Revenue
Brookdale Senior Living, Inc.	96	15.2%
Hearthstone Senior Services, L.P.	32	10.6%
Wingate Healthcare, Inc.	19	6.1%
Beverly Enterprises	28	4.3%
Atria Senior Living Group	10	4.1%

Our leases have fixed initial rent amounts and generally contain annual escalators. Most of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur. However, since the Consumer Price Index has recently trended negatively, we are likely to see much less, if any, internal growth from these rent escalators as long as deflationary conditions continue. We assess the collectibility of our rent receivables and we reserve against the receivable balances for any amounts that may not be recovered.

Our triple-net leased facilities are generally leased under triple-net leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Approximately 84% of these facilities are leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 424 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling $72.7 million. Leases covering 339 facilities contain provisions for property tax impounds, and leases covering 210 facilities contain provisions for capital expenditure impounds. Our multi-tenant facilities generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants).

2008 Investment Activities

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC (“PMB”) and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. In April 2008, we formed NHP/PMB L.P. (“NHP/PMB”), a limited partnership, to acquire properties from entities affiliated with PMB. During 2008, NHP/PMB acquired PMB’s affiliates’ interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB), for $232.2 million, including acquisition costs, which was paid in a combination of cash, the assumption of $120.8 million of mortgage financing and the issuance of 1,829,562 limited partnership units with a fair value at the date of issuance of $58.4 million. During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB) for $14.7 million, including acquisition costs. Pursuant to the agreement with PMB, certain conditions must be met in order for us to be obligated to purchase the seven remaining medical office buildings. We recently elected to terminate the agreement with respect to one property after the conditions requiring us to close on such property were not met.

Additionally, we entered into another agreement with PMB pursuant to which we currently have the right, but not the obligation, to acquire up to approximately $1 billion of multi-tenant medical office buildings developed by PMB through April 2016.

During 2008, we acquired 18 assisted and independent living facilities, 11 skilled nursing facilities and 12 medical office buildings subject to triple-net master leases in 12 separate transactions for an aggregate investment of $163.0 million. We also funded $43.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project.

During 2008, we acquired, out of bankruptcy, title to one skilled nursing facility securing a previously impaired mortgage loan with a net book value of $2.9 million which approximated our estimate of fair value of the facility and was allocated to land and building. Concurrent with acquiring title to the facility, we entered into a lease for this facility with a third party who was one of our existing tenants.

During 2008, we acquired the final multi-tenant medical office building of a seven building portfolio through our joint venture with McShane for $2.0 million. We also funded $2.1 million in capital improvements at certain facilities through our joint ventures with McShane and Broe.

During 2008, we also acquired, from an entity affiliated with PMB, a 44.95% investment in two multi-tenant medical office buildings for $3.5 million through PMB SB 399-401 East Highland LLC (“PMB SB”), an unconsolidated joint venture. Additionally, through our unconsolidated joint venture with a state pension fund, we exercised a purchase option of $21.8 million on one assisted and independent living facility and one skilled nursing facility in which the joint venture previously had leasehold interests. In connection with the purchase option exercise, the joint venture assumed $19.5 million of mortgage financing.

During 2008, we funded one mortgage loan secured by one skilled nursing facility in the amount of $6.8 million and one mortgage loan secured by one medical office building in the amount of $47.5 million. We also funded an additional $0.8 million on existing mortgage loans.

At December 31, 2008, we held 15 mortgage loans receivable secured by 17 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. The mortgage loans receivable had an aggregate principal balance of $179.2 million which is reduced by aggregate deferred gains and discounts totaling $19.3 million, for a net book value of $159.9 million. The mortgage loans have individual outstanding balances ranging from $0.7 million to $47.5 million and maturities ranging from 2009 to 2024.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation”, that is, at the corporate and stockholder levels, that usually results from investment in the stock of a corporation. Please see the risk factors found under the heading “Risks Related to Our Taxation as a REIT” under the caption “Risk Factors” for more information.

Objectives and Policies

We are organized to invest in income-producing healthcare related facilities. At December 31, 2008, we had investments in 583 facilities located in 43 states, and we plan to invest in additional healthcare properties in the United States. Other than potentially utilizing joint ventures, we do not intend to invest in securities of, or interests in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

In evaluating potential investments, we consider such factors as:

•	The geographic area, type of property and demographic profile;

•	The location, construction quality, condition and design of the property;

•	The expertise and reputation of the operator;

•	The current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;

•	Whether the anticipated rent provides a competitive market return to NHP;

•	The potential for capital appreciation;

•	The tax laws related to real estate investment trusts;

•	The regulatory and reimbursement environment in which the properties operate;

•	Occupancy and demand for similar healthcare facilities in the same or nearby communities; and

•	An appropriate mix between private and government sponsored patients.

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

At December 31, 2008, we had one series of preferred stock with a liquidation preference totaling $74.9 million and $1.5 billion of indebtedness that is senior to our common stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock. During the past five years we have issued one series of preferred stock senior to our common stock, and while we do not have immediate plans to issue additional equity securities senior to our common stock, we may do so in the future.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. At December 31, 2008, we held 15 mortgage loans secured by 17 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

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

We will not, without the proper approval of a majority of the disinterested directors, acquire from or sell to any director, officer or employee of NHP or any affiliate thereof, as the case may be, any of our assets or other property. We provide to our stockholders annual reports containing audited financial statements and quarterly reports containing unaudited information, which are available upon request.

We do not have plans to underwrite securities of other issuers.

The policies set forth herein have been established by our board of directors and may be changed without stockholder approval.

Properties

Of the 583 facilities in which we have investments, as of December 31, 2008, we have direct ownership of:

•	251 assisted and independent living facilities;

•	172 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings of which one is operated by a consolidated joint venture;

•	60 multi-tenant medical office buildings, 51 of which are operated by consolidated joint ventures; and

•	1 asset held for sale.

We also have indirect ownership of 36 facilities through our unconsolidated joint ventures and have mortgage loans secured by 27 facilities and one land parcel.

Our operations are organized into two segments – triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of December 31, 2008, the multi-tenant leases segment was comprised exclusively of medical office buildings. See “Note 24—Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments.

Triple-net Leases

Our triple-net leases segment includes investments in the following types of facilities:

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

The following table sets forth certain information regarding our owned triple-net leased facilities as of December 31, 2008:

Facility Location	Number of Facilities	Number of Beds/Units (1)	Square Footage (1)	Gross Real Estate Investment	2008 NOI (2)
				(Dollars in Thousands)
Senior Housing/Assisted and Independent Living Facilities:
Alabama	7	527	—	$44,840	$4,013
Arizona	3	236	—	27,056	2,635
Arkansas	1	32	—	2,150	231
California	17	2,090	—	131,598	19,865
Colorado	3	529	—	45,598	6,186
Connecticut	2	215	—	30,141	3,753
Florida	17	1,162	—	102,094	9,863
Georgia	3	293	—	21,053	1,921
Indiana	7	340	—	31,808	2,289
Kansas	6	283	—	16,419	1,837
Maryland	1	60	—	5,570	427
Massachusetts	1	98	—	18,903	1,013
Michigan	13	786	—	93,716	8,508
Minnesota	10	343	—	38,721	3,454
Mississippi	1	52	—	4,682	409
Missouri	4	77	—	1,904	56
Nevada	2	154	—	13,616	1,367
New Jersey	2	104	—	7,616	1,050
New Mexico	1	96	—	22,377	2,042
New York	3	406	—	44,267	5,307
North Carolina	10	582	—	108,773	9,163
North Dakota	1	48	—	6,302	475
Ohio	12	835	—	88,167	8,710
Oklahoma	4	205	—	22,033	2,142
Oregon	6	409	—	30,118	3,267
Pennsylvania	8	386	—	27,616	2,618
Rhode Island	3	274	—	30,290	2,877
South Carolina	3	117	—	8,357	580
South Dakota	4	183	—	21,257	1,899
Tennessee	14	1,398	—	119,281	8,902
Texas	28	2,210	—	289,681	26,616
Virginia	1	74	—	11,210	1,118
Washington	10	907	—	70,832	7,542
West Virginia	1	60	—	6,355	502
Wisconsin	42	2,171	—	180,364	16,412

Subtotals	251	17,742	—	1,724,765	169,049

Long-Term Care/Skilled Nursing Facilities:
Arkansas	9	903	—	38,582	4,171
California	3	342	—	10,444	2,200
Connecticut	3	351	—	17,263	1,359
Florida	4	465	—	15,275	1,658
Georgia	1	100	—	4,342	355
Idaho	1	64	—	792	140

Facility Location	Number of Facilities	Number of Beds/Units (1)	Square Footage (1)	Gross Real Estate Investment	2008 NOI (2)
				(Dollars in Thousands)
Illinois	2	210	—	5,549	622
Indiana	24	2,292	—	104,259	7,485
Kansas	6	425	—	11,309	1,331
Maryland	5	872	—	31,195	4,226
Massachusetts	15	2,079	—	174,265	15,664
Minnesota	3	513	—	27,620	2,327
Mississippi	1	120	—	4,467	487
Missouri	12	1,089	—	51,236	5,407
Nevada	1	140	—	4,389	779
New York	3	440	—	57,601	4,985
North Carolina	1	150	—	2,360	355
Ohio	5	733	—	28,458	3,044
Oklahoma	5	235	—	9,122	952
Pennsylvania	3	257	—	14,032	1,772
South Carolina	4	576	—	36,696	3,292
Tennessee	5	494	—	22,002	2,453
Texas	29	3,431	—	107,820	11,215
Utah	1	65	—	2,793	316
Virginia	6	843	—	28,690	3,815
Washington	7	711	—	44,531	4,074
West Virginia	4	326	—	15,143	1,977
Wisconsin	7	673	—	30,192	3,245
Wyoming	2	217	—	11,987	1,179

Subtotals	172	19,116	—	912,414	90,885

Continuing Care Retirement Communities:
Arizona	1	228	—	12,887	1,570
Colorado	1	119	—	3,116	415
Florida	1	225	—	12,043	732
Maine	3	527	—	39,341	3,484
Massachusetts	1	171	—	14,655	1,549
Oklahoma	1	248	—	8,718	685
Tennessee	1	80	—	3,178	409
Texas	1	354	—	30,870	3,596

Subtotals	10	1,952	—	124,808	12,440

Specialty Hospitals:
Arizona	2	116	—	17,071	2,480
California	2	84	—	39,394	3,796
Texas	3	103	—	19,316	1,923

Subtotals	7	303	—	75,781	8,199

Medical Office Buildings:
Alabama	1	—	61,219	16,706	1,133
California	1	—	67,000	24,975	289
Florida	9	—	82,605	35,543	695
Indiana	4	—	55,814	15,724	1,163

Facility Location	Number of Facilities	Number of Beds/Units (1)	Square Footage (1)	Gross Real Estate Investment	2008 NOI (2)
				(Dollars in Thousands)
Maryland	1	—	5,538	1,717	34
Michigan	2	—	17,375	5,654	110
Texas	1	—	148,751	22,952	1,401

Subtotals	19	—	438,302	123,271	4,825

Total Owned Triple-Net Leased Facilities	459	39,113	438,302	$2,961,039	$285,398

(1)	Assisted and independent living facilities are measured in units, continuing care retirement communities are measured in beds and units, skilled nursing facilities and specialty hospitals are measured by bed count and medical office buildings are measured by square footage.
(2)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours. See Note 24 to our consolidated financial statements for a reconciliation of net income to NOI.

The following table sets forth certain information regarding average rents for triple-net leased facilities owned by us as of December 31, 2008:

	2008		2007
	Average Annualized Rent per Bed/Unit	Average Annualized Rent per Square Foot	Average Annualized Rent per Bed/Unit	Average Annualized Rent per Square Foot
Senior Housing/Assisted and Independent Living Facilities	$10,000	$—	$9,000	$—
Long-Term Care/Skilled Nursing Facilities	5,000	—	4,000	—
Continuing Care Retirement Communities	6,000	—	6,000	—
Specialty Hospitals	27,000	—	27,000	—
Medical Office Buildings	—	11.01	—	6.06

The following table sets forth certain information regarding lease expirations for our owned triple-net leased facilities as of December 31, 2008:

	Assisted & Independent		Skilled Nursing		Continuing Care		Other Triple-Net		Total Owned Triple-Net
	Minimum Rent	Number of Facilities	Minimum Rent	Number of Facilities	Minimum Rent	Number of Facilities	Minimum Rent	Number of Facilities	Minimum Rent	Number of Facilities
	(Dollars in Thousands)
2009	$701	5	$—	—	$—	—	$—	—	$701	5
2010	4,671	7	8,297	18	551	1	—	—	13,519	26
2011	—	—	6,389	19	—	—	—	—	6,389	19
2012	7,586	8	4,332	8	1,511	1	1,800	1	15,229	18
2013	11,499	11	5,657	11	363	1	—	—	17,519	23
2014	8,346	12	4,109	8	4,872	3	—	—	17,327	23
2015	1,756	4	3,627	5	—	—	3,231	1	8,614	10
2016	11,046	10	13,235	26	—	—	4,037	6	28,318	42
2017	2,510	9	5,029	15	—	—	1,863	1	9,402	25
2018	1,335	2	2,794	8	—	—	—	—	4,129	10
Thereafter	107,972	184	34,126	54	4,103	4	5,539	17	151,740	259

	$157,422	252	$87,595	172	$11,400	10	$16,470	26	$272,887	460

In the triple-net leases segment, facilities are leased to single tenants. Revenues are received by us directly from the tenants in accordance with the lease terms which generally provide for annual rent escalators and transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. While occupancy information is relevant to the operations of the tenant, our revenues are not directly impacted by occupancy levels at the triple-net leased facilities.

Multi-Tenant Leases

As of December 31, 2008, our multi-tenant leases segment is comprised exclusively of medical office buildings.

The following table sets forth certain information regarding our owned multi-tenant leased facilities as of December 31, 2008:

Facility Location	Number of Facilities	Square Footage	Gross Real Estate Investment	2008 NOI (1)
			(Dollars in Thousands)
Medical Office Buildings:
California	6	337,983	$114,260	$6,250
Florida	1	37,413	6,350	214
Georgia	3	117,622	7,060	971
Illinois	12	375,194	36,148	5,085
Louisiana	8	393,908	23,675	2,824
Missouri	7	404,604	42,734	4,232
Nevada	2	145,149	38,572	1,271
Ohio	1	66,902	11,463	1,114
Oregon	1	104,856	31,218	1,431
South Carolina	2	109,704	13,153	1,241
Tennessee	1	56,973	3,954	690
Texas	6	157,327	7,433	397
Virginia	3	66,460	5,312	450
Washington	7	363,462	97,842	7,486

Total Owned Multi-Tenant Leased Facilities	60	2,737,557	$439,174	$33,656

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

Average annualized revenue per square foot for our multi-tenant leased medical office buildings owned as of December 31, 2008 was $22.02 per square foot and $8.63 per square foot for 2008 and 2007, respectively.

The following table sets forth certain information regarding lease expirations for our owned multi-tenant leased facilities as of December 31, 2008:

	Minimum Rent	Number of Leases
	(Dollars in Thousands)
2009	$5,168	133
2010	6,111	146
2011	4,980	107
2012	5,680	92
2013	2,860	58
2014	2,456	17
2015	2,517	18
2016	4,022	17
2017	7,806	83
2018	2,200	18
Thereafter	14,382	26

	$58,182	715

Occupancy for our owned multi-tenant medical office buildings was 90.2% and 90.5% at December 31, 2008 and 2007, respectively.

Competition

We generally compete with other REITs, including HCP, Inc., Health Care REIT, Inc., Healthcare Realty Trust Incorporated, LTC Properties, Inc., Omega Healthcare Investors, Inc., Senior Housing Properties Trust and Ventas, Inc., real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies, pension funds, government sponsored entities, including the Department of Housing and Urban Development and Fannie Mae, and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The tenants that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians, staff and location. Our medical office buildings compete with other medical office buildings in their surrounding areas for tenants, including physicians, dentists, psychologists, therapists and other healthcare providers.

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

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 18, 2009:

Name	Position	Age
Douglas M. Pasquale	President and Chief Executive Officer	54
Donald D. Bradley	Executive Vice President and Chief Investment Officer	53
Abdo H. Khoury	Executive Vice President and Chief Financial and Portfolio Officer	59

Douglas M. Pasquale—President and Chief Executive Officer since April 2004 and a director since November 2003. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living, an operator of assisted living facilities, from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International-North America, a hotel ownership and hotel management company, from 1996 to 1998, and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (ASHA) and is a director of Alexander & Baldwin Inc. and Matson Navigation Company, Inc.

Donald D. Bradley—Executive Vice President since March 2008 and Chief Investment Officer since July 2004. Mr. Bradley was a Senior Vice President from March 2001 to February 2008 and the General Counsel from March 2001 to June 2004. From January 2000 to February 2001, Mr. Bradley was engaged in various personal interests. Mr. Bradley was formerly the General Counsel of Furon Company, a NYSE-listed international, high performance polymer manufacturer from 1990 to December 1999. Previously, Mr. Bradley served as a Special Counsel of O’Melveny & Myers LLP, an international law firm with which he had been associated since 1982. Mr. Bradley is a member of the Executive Board of ASHA.

Abdo H. Khoury—Executive Vice President since March 2008 and Chief Financial and Portfolio Officer since July 2005. Mr. Khoury was a Senior Vice President from July 2005 to February 2008 and Chief Portfolio Officer from August 2004 to June 2005. Mr. Khoury served as the Executive Vice President of Operations of Atria Senior Living Group (formerly ARV Assisted Living, Inc.) from June 2003 to March 2004. From January 2001 to May 2003, Mr. Khoury served as President of ARV and he served as Chief Financial Officer at ARV from March 1999 to January 2001. From October 1997 to February 1999, Mr. Khoury served as President of the Apartment Division at ARV. From January 1991 to September 1997, Mr. Khoury ran Financial Performance Group, a business and financial consulting firm located in Newport Beach, California.

Employees

As of February 18, 2009, we had 33 employees.

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

610 Newport Center Drive, Suite 1150

Newport Beach, California 92660

Attention: Abdo H. Khoury

Availability of Governance Principles and Board of Director Committee Charters

Our board of directors has adopted charters for its Audit Committee, Compensation Committee, Corporate Governance and Nominating Committee and Investment Committee. Our board of directors has also adopted Governance Principles. The Governance Principles and each of the charters are available on our website at www.nhp-reit.com.

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

Generally speaking, the risks facing our company fall into three categories: risks associated with the operations of our tenants, risks related to our operations and risks related to our taxation as a REIT. You should carefully consider the risks and uncertainties described below before making an investment decision in our company. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

RISKS RELATING TO OUR TENANTS

Our financial position could be weakened and our ability to make distributions could be limited if any of our major tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our tenants. There may end up being more serious tenant financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular tenant or it could be more industry wide, such as further federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their budget deficits, continuing reduced occupancies or slow lease-ups for our assisted and independent living facilities or medical office buildings due to general economic and other factors and increases in insurance premiums, labor and other expenses. These adverse developments could arise due to a number of factors, including those listed below.

The global financial crisis could adversely impact the financial condition of our tenants, which could impair our tenants’ ability to meet their obligations to us.

The U.S. is experiencing a recession which is nearing the longest duration since the Great Depression. Continued concerns about the uncertainty over whether our economy will be adversely impacted by inflation, deflation or stagflation, and the systemic impact of energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. This difficult operating environment may adversely impact the financial condition of our tenants. If these economic conditions continue, our tenants may be unable to meet their obligations to us and our business could be adversely affected.

The bankruptcy, insolvency or financial deterioration of our tenants could significantly delay our ability to collect unpaid rents or require us to find new operators for rejected facilities.

We are exposed to the risk that our tenants may not be able to meet their obligations, which may result in their bankruptcy or insolvency. This risk is more pronounced during weak economic conditions, such as those we are currently experiencing. Although our leases and loans provide us the right to evict a tenant, demand immediate repayment and other remedies, the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to restrict our ability to collect unpaid rent and interest during the bankruptcy proceeding.

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

In addition, many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we may provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. The balance of straight-line rent receivables at December 31, 2008, net of allowances was $21.2 million. To the extent any of the tenants under these leases become unable to pay the contracted cash rent, we may be required to write down the straight-line rents receivable from those tenants, which would reduce our net income.

Operators that fail to comply with governmental reimbursement programs such as Medicare or Medicaid, licensing and certification requirements, fraud and abuse regulations or new legislative developments may be unable to meet their obligations to us.

Our tenants are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our tenants’ costs of doing business and the amount of reimbursement by both government and other third-party payors. The failure of any of our tenants to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•

Medicare, Medicaid and Private Payor Reimbursement.    Those of our tenants who operate skilled nursing facilities and specialty hospitals derive a significant portion of their revenue from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a significant loss of funding from them. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control and reduce healthcare costs. For example, the Balanced Budget Act of 1997(BBA) established a Prospective Payment System for Medicare skilled nursing facilities under which facilities are paid a federal per diem rate for most covered nursing facility services. Under this system, skilled nursing facilities are no longer assured of receiving reimbursement adequate to cover the costs of operating the facilities. Governmental concern regarding healthcare costs and their budgetary impact may result in significant reductions in payment to healthcare facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. Although in 1999 the federal government enacted the Balance Budget Refinement Act (BBRA) to increase the per diem reimbursement rates for high acuity patients, this increase continues to challenge profitability by other cost-saving governmental payment methodologies such as, for example, that affecting bad debt reporting. The reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) is reduced from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. The federal government agency that manages Medicare estimates that the change in treatment of bad debt will result in a decrease in payments to nursing facilities in an amount of $490 million from 2006 to 2010. The change in the rule for calculating bad debt may affect the liquidity or profitability of skilled nursing facilities, although to what affect continues to be difficult to predict. In addition, the proposed 2009 budget contains provisions that, if implemented, could reduce or slow the growth in Medicare reimbursement rates for skilled nursing facilities. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Many of the states where our tenants reside report budget deficits that put future Medicaid funding at risk and may limit as well as decrease the number of Medicaid beds available to patients in the near future as well as in the long term. In addition, reimbursement from private payors has in many cases effectively been reduced to levels approaching those of government payors. Loss of certification or accreditation, or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, could cause the revenues of our tenants to decline, potentially jeopardizing their ability to meet their obligations to us. In that event, our revenues from those facilities could be reduced, which could in turn cause the value of our affected properties to decline. Governmental concern regarding specialty hospitals may result in reforms to the payments to those facilities and future reimbursement rates may change affecting the payment system for services provided by specialty hospitals.

•

Licensing and Certification.    Our tenants and facilities are generally subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by them to confirm compliance. Failure to obtain licensure or loss of licensure would prevent a facility, or in some cases, potentially all of a tenant’s facilities in a state, from operating. Our skilled nursing facilities and specialty hospitals generally require governmental approval, often in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may not be able to satisfy current and future regulatory requirements and for this reason may be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time. State licensing, as well as Medicare and Medicaid laws require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations, including federal conditions of participation and state operating regulations. Federal and state agencies administering those laws regularly inspect our facilities and investigate complaints. Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed and if imposed may adversely affect our tenants’ ability to operate and therefore pay rent to us.

•

Fraud and Abuse Laws and Regulations.    There are various extremely complex federal and state laws and regulations governing a wide array of business referrals, relationships and arrangements that prohibit fraud by healthcare providers. These laws include (i) civil and criminal laws that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments, (ii) certain federal and state anti-remuneration and fee-splitting laws (including, in the case of certain states, laws that extend to arrangements that do not involve items or services reimbursable under Medicare or Medicaid), such as the federal healthcare Anti-Kickback Statute and federal self-referral law (also known as the “Stark law”), which govern various types of financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to these providers (iii) the Civil Monetary Penalties law, which may be imposed by the U.S. Department of Health and Human Services (“HHS”) for certain fraudulent acts, (iv) federal and state patient privacy laws, such as the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and (v) certain state laws that prohibit the corporate practice of medicine. Many states have also adopted or are considering legislation to increase patient protections, such as criminal background checks on care providers and minimum staffing levels. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. In addition, certain laws, such as the Federal False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government for violations of fraud and abuse laws. These qui tam actions may be filed by present and former patients, nurses or other employees, or other third parties. The HIPAA and the Balanced Budget Act of 1997 expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under anti-fraud demonstration projects such as Operation Restore Trust, the Office of Inspector General of HHS, in cooperation with other federal and state agencies, has focused and may continue to focus on the activities of skilled nursing facilities in certain states in which we have properties. The violation of any of these regulations by a tenant may result in the imposition of criminal or civil fines or other penalties (including exclusion from the Medicare and Medicaid programs) that could jeopardize that tenant’s ability to make lease or mortgage payments to us or to continue operating its facility. Under the Medicare Prescription Drug Improvement and Modernization Act of 2003, an 18-month moratorium was imposed on the ability of specialty hospitals to use the “whole hospital exception” to the Stark law. The moratorium, however, did not affect specialty hospitals in operation or under development as of November 18, 2003, because such hospitals were “grandfathered” under the moratorium. A number of organizations, including the Medical Payment Advisory Commission (“MedPAC”) and HHS, have studied the utilization, costs of service, quality of care and financial impact of specialty hospitals and their physician owners relative to community hospitals. Although the 18-month moratorium expired on June 8, 2005, HHS announced on June 9, 2005, that it would temporarily suspend the enrollment of new specialty hospitals so that it could analyze whether specialty hospitals meet the definition of hospital set forth in the Social Security Act and review the procedures used to qualify specialty hospitals for participation in the Medicare program. In February 2006, the Deficit Reduction Act of 2005 was enacted, which extended HHS’ suspension of new specialty hospital enrollment until the earlier of six months (which could be extended by two months) or the completion of a final HHS report on specialty hospitals. On August 8, 2006, HHS submitted to Congress its final report outlining the agency’s plans to address physician ownership in specialty hospitals and simultaneously end the administrative moratorium on specialty hospital enrollment in the Medicare program. The final report details a variety of steps that HHS has already taken to address specialty hospital development, and announces additional steps that HHS intends to take in the future. Among those additional steps outlined by HHS are new requirements that hospitals disclose details about physician ownership and investment in their institutions. The added information will allow HHS to closely examine the relationships between physician investment and compensation. The final HHS report may result in legislation extending the moratorium on specialty hospitals or further restricting physician ownership of specialty hospitals. To the extent that any of our specialty hospital tenants have physician owners, those tenants may have to undergo significant ownership disclosures and structural changes if such legislation were passed.

•

Legislative Developments.    Each year, legislative proposals are introduced or proposed in Congress, and in some state legislatures, that would effect major changes in the healthcare system, nationally or at the state level. Among the proposals under consideration are cost controls on state Medicaid reimbursements, hospital cost-containment initiatives by public and private payors, uniform electronic data transmission standards for healthcare claims and payment transactions, and higher standards to protect the security and privacy of health-related information. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.

Two of the operators of our facilities each account for more than 10% of our revenues. If these operators experience financial difficulties, or otherwise fail to make payments to us, our revenues may significantly decline.

At December 31, 2008, as adjusted for facilities acquired and disposed of during that period, Brookdale and Hearthstone accounted for 15.2% and 10.6%, respectively, of our revenues. We cannot assure you that Brookdale or Hearthstone will have sufficient assets, income or access to financing to enable it to satisfy its obligations to us. Any failure by Brookdale or Hearthstone to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties. The failure or inability of Brookdale and/or Hearthstone to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Hearthstone agreed to pay over the initial 15-year term of its lease “Supplemental Rent” equal to a specified percentage of Hearthstone’s annual gross revenue. In accordance with the lease, payment of Supplemental Rent of $1.6 million for the first 24 months of the lease was deferred until June 2008, when it became payable in 12 monthly installments, and Supplemental Rent from June 2008 was to be paid quarterly starting in September 2008. Hearthstone has failed to pay the deferred Supplemental Rent of $133,000 per month. Hearthstone has notified us that it is currently unable to make such payments and has sought to renegotiate the terms of our lease. Although we have a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us (which we have not yet drawn on), it is possible that the letter of credit may not be sufficient to compensate us for all costs that may arise in connection with a modification of the lease or our pursuit of other remedies.

We may be unable to find another tenant for our properties if we have to replace Brookdale, Hearthstone or any of our other tenants.

We may have to find another tenant for the properties covered by one or more of our master lease agreements with Brookdale or Hearthstone or any of our other tenants upon the expiration of the terms of the applicable lease or upon a default by any such tenants. During any period that we are attempting to locate one or more tenants, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that Brookdale or Hearthstone or any of our other tenants will elect to renew their respective leases with us upon expiration of the terms thereof, nor can we assure you that we will be able to locate another suitable tenant or, if we are successful in locating such a tenant, that the rental payments from that new tenant would not be significantly less than the existing rental payments. Our ability to locate another suitable tenant may be significantly delayed or limited by various state licensing, receivership, certificate of need or other laws, as well as by Medicare and Medicaid change-of-ownership rules. We also may incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings. Any such delays, limitations and expenses could materially delay or impact our ability to collect rent, to obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have an adverse effect on our business.

Because of the unique and specific improvements required for healthcare facilities, we may be required to incur substantial development and renovation costs to make certain of our properties suitable for other tenants, which could materially adversely affect our business, results of operations and financial condition.

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to re-lease the space to another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to re-lease the space. Consequently, our properties may not be suitable for lease to traditional office or other healthcare tenants without significant expenditures or renovations, which costs may materially adversely affect our business, results of operations and financial condition.

If our tenants are unable or unwilling to incur capital expenditures to maintain and improve our properties, our properties may cease to be competitive and our results of operations would be adversely impacted.

Capital expenditures to maintain and improve our properties are generally incurred by our tenants. If our tenants fail to pay for such expenditures, we may incur substantial costs to maintain or improve our properties, which could adversely affect our liquidity. If we fail to make such capital expenditures, our properties may become less attractive to tenants and our results of operations could be adversely impacted. Although some of our leases provide for impound accounts to reduce the risk of a tenant failing to make the requisite capital expenditures, many of our leases do not provide for such impound accounts and, for those that do, such accounts may not always be sufficient to protect us from loss.

Our tenants are faced with significant potential litigation and rising insurance costs that not only affect their ability to obtain and maintain adequate liability and other insurance, but also may affect their ability to pay their lease or mortgage payments and fulfill their insurance, indemnification and other obligations to us.

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients or assisted and independent living facility covered residents or their families has resulted in very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our tenants to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposure. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially exposing us to those risks, this could cause our tenants to be unable to pay their lease or mortgage payments, potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our tenants. In previous years, we have been named as a defendant in lawsuits for wrongful death. Although we have no involvement in the activities of our tenants and our standard leases generally require our tenants to indemnify and carry insurance to cover us in certain cases, a significant judgment against us in such litigation could exceed our and our tenants’ insurance coverage, which would require us to make payments to cover the judgment. We have purchased our own insurance as additional protection against such issues.

Increased competition has resulted in lower revenues for some operators and may affect their ability to meet their payment obligations to us.

The healthcare industry is highly competitive, and we expect that it may become more competitive in the future. Our tenants are competing with numerous other companies providing similar healthcare services or alternatives such as home health agencies, life care at home, community-based service programs, retirement communities and convalescent centers. In addition, past overbuilding in the assisted and independent living market caused a slow-down in the fill rate of newly constructed buildings and a reduction in the monthly rate many newly built and previously existing facilities were able to obtain for their services and adversely impacted the occupancy of mature properties. This in turn resulted in lower revenues for the operators of certain of our facilities and contributed to the financial difficulties of some operators. While we believe that overbuilt markets should reach stabilization in the next several years and are less of a problem today due to minimal development, we cannot be certain that the operators of all of our facilities will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Our tenants are expected to encounter increased competition in the future, including through industry consolidation, that could limit their ability to attract residents or expand their businesses and therefore affect their ability to pay their lease or mortgage payments.

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

We rely on external sources of capital to fund future capital needs, and continued turbulence in financial markets could impair our ability to meet maturing commitments or make future investments necessary to grow our business.

In order to qualify as a REIT under the Internal Revenue Code, we are required, among other things, to distribute each year to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and by excluding net capital gain. Because of this distribution requirement, we will not be able to fund, from cash retained from operations, all future capital needs, including capital needs to satisfy or refinance maturing commitments and to make investments. As a result, we rely on external sources of capital. If we are unable to obtain needed capital at all or only on unfavorable terms from these sources, we might not be able to make the investments needed to grow our business, or to meet our obligations and commitments as they mature, which could negatively affect the ratings of our debt and even, in extreme circumstances, affect our ability to continue operations. Our access to capital depends upon a number of factors over which we have little or no control, including rising interest rates, inflation and other general market conditions and the market’s perception of our potential for future increases in earnings and cash distributions, as well as the market price of the shares of our capital stock.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third and fourth quarters of 2008. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to diminished expectations for the U.S. economy and unprecedented levels of volatility in financial markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $700 million available under our Credit Facility at December 31, 2008, and we have no current reason to believe that we will be unable to access the facility in the future. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. In addition, the banks that are parties to the Credit Facility might have incurred losses or might have reduced capital reserves as a result of their prior lending to other borrowers, their holdings of certain mortgage securities or their other financial relationships, in part because of the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our Credit Facility. If we were unable to access our Credit Facility it could result in an adverse effect on our liquidity and financial condition.

We have approximately $71.1 million of indebtedness that matures in 2009 and $71.3 million of indebtedness that matures in 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date. We have approximately $55.0 million of such senior notes that we may be required to repay in 2009 and none that we may be required to repay in 2010. If current market conditions continue, they may limit our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations.

Our plans for growth require regular access to the capital and credit markets. If capital is not available at an acceptable cost, it will significantly impair our ability to make future investments as acquisitions and development projects become difficult or impractical to pursue.

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

•

our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from existing investments, future investments and rental increases; and

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

Joint ventures require us to share decision-making authority with our co-venturers or partners, which limits our ability to control the properties in the joint ventures. Even when we have a controlling interest, certain major decisions may require partner approval.

Increasing consolidation at the operator or REIT level could increase competition and reduce our profitability.

Our business is highly competitive and it may become more competitive in the future. We compete with a number of healthcare REITs and other financing sources, some of which are larger and have a lower cost of capital than we do. If consolidation occurs at the REIT or operator level, it could result in fewer investment opportunities for us and/or reduced profitability on our investments.

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

We currently have the lowest investment grade credit ratings of Baa3 from Moody’s Investors Service and BBB- from Standard & Poor’s Ratings Service and Fitch Ratings on our senior unsecured debt securities. If any of these rating agencies downgrade our credit rating, or place our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock will likely decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our operators and our industry. We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

We have now, and may have in the future, exposure to contingent rent escalators and floating interest rates, both of which can have the effect of reducing our profitability.

We receive revenue primarily by leasing our assets under leases that are long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. If our tenants’ revenues do not increase as a result of the weak economic conditions we are currently experiencing or other factors and/or the Consumer Price Index does not increase, our revenues may not increase. The Consumer Price Index decreased from December 2007 to December 2008. If the negative trend continues, revenue from leases containing escalators based on changes in the Consumer Price Index would not increase in 2009 which could reduce our profitability.

Certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. The generally fixed rate nature of our revenue and the variable rate nature of certain of our interest obligations create interest rate risk. If interest rates increase, it could have the effect of reducing or further reducing our profitability or making our lease and other revenue insufficient to meet our obligations.

We have now, and may have in the future, exposure related to our leases and loans secured by letters of credit, some of which are issued by banks that may be affected by the severely distressed housing and credit markets or other factors.

As of December 31, 2008, leases covering 301 facilities and loans on 16 facilities were secured by irrevocable letters of credit totaling $56.4 million. In the event that any of the tenants or borrowers related to these facilities become unable to meet their obligations, we are entitled to draw down on the letters of credit an amount equal to the earned and unpaid obligations. Our access to funds under the letters of credit is dependent on the ability of the issuing banks to meet their funding commitments. These banks might have incurred losses or might have reduced capital reserves as a result of their prior lending to other borrowers, their holdings of certain mortgage securities or their other financial relationships, in part because of the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our letters of credit. If an issuing bank has financial difficulties, we may be unable to draw down on a letter of credit, which could delay or reduce our ability to collect unpaid obligations and reduce our revenue and operating cash flow.

The failure of one or more of our insurance carriers could adversely impact our business.

We and our tenants insure against a wide range of risks through insurance. If the current global financial crisis were to affect the solvency of any carrier providing insurance to us or any of our tenants, it could result in their inability to make payments on insurance claims, which could have an adverse effect on our financial condition or that of our tenants. In addition, the failure of one or more insurance companies may increase the costs to renew existing insurance policies.

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

Our success depends in part on our ability to retain key personnel, and if we are not successful in succession planning for our senior management team our business could be adversely impacted.

We depend on the efforts of our executive officers, particularly our President and Chief Executive Officer, Mr. Douglas M. Pasquale and our Executive Vice Presidents, Mr. Donald D. Bradley and Mr. Abdo H. Khoury. The loss of the services of these persons or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment and/or security agreements with certain of these executive officers, these agreements may not assure their continued service. In addition, if we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely impacted in the event that we are unable to retain one or more of these officers.

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

Our debt instruments contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

Covenants under our Credit Facility and our senior notes may limit our management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments and create liens. Any additional financing we may obtain could contain similar or more restrictive covenants. Our desire to comply with these covenants may in the future prevent us from taking certain actions that we would otherwise deem appropriate.

Our level of indebtedness may adversely affect our financial results.

As of December 31, 2008, we had total consolidated indebtedness of $1.5 billion and total assets of $3.5 billion. We expect to incur additional indebtedness in the future. The risks associated with financial leverage include:

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

Stock markets, in general, and stock prices of participants in the healthcare industry, in particular, have recently experienced significant levels of volatility. Continued market volatility may adversely affect the market price of our common stock. As with other publicly traded securities, the trading price of our common stock depends on several factors, many of which are beyond our control, including: general market and economic conditions; the effects of direct governmental action in financial markets; prevailing interest rates; the market for similar securities issued by other REITs; our credit rating; and our financial condition and results of operations.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the SEC and shareholder reporting services, as of December 31, 2008, five of our stockholders owned at least five percent of our common stock and held an aggregate of approximately 28.7% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

Holders of our outstanding preferred stock have rights that are senior to the rights of holders of our common stock, have significant influence over our affairs, and their interests may differ from those of our other stockholders.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. As of December 31, 2008, 749,184 shares of our Series B cumulative convertible preferred stock were outstanding. Holders of our preferred stock are entitled to cumulative dividends before any dividends may be declared or set aside on our common stock, subject to limited exceptions. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock are entitled to receive a liquidation preference of $100 per share, plus any accrued and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

Compliance with changing government regulations may result in additional expenses.

Changing laws, regulations and standards, including those relating to corporate governance and public disclosure, new SEC regulations and New York Stock Exchange rules, may create create uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to our business practices. We are committed to maintaining high standards of compliance with all applicable laws, regulations and standards. As a result, our efforts to comply with evolving laws, regulations and standards may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

Our charter and bylaws and the laws of the state of our incorporation contain provisions that may delay, defer or prevent a change in control or other transactions that could provide stockholders with the opportunity to realize a premium over the then-prevailing market price for our common stock.

In order to protect us against the risk of losing our REIT status for U.S. federal income tax purposes, our charter and bylaws prohibit (i) the beneficial ownership by any single person of more than 9.9% of the issued and outstanding shares of our stock, by value or number of shares, whichever is more restrictive, and (ii) any transfer that would result in beneficial ownership of our stock by fewer than 100 persons. We have the right to redeem shares acquired or held in excess of the ownership limit. In addition, if any acquisition of our common or preferred stock violates the 9.9% ownership limit, the subject shares are automatically transferred to a trust temporarily for the benefit of a charitable beneficiary and, ultimately, are transferred to a person whose ownership of the shares will not violate the ownership limit. Furthermore, where such transfer in trust would not prevent a violation of the ownership limits, the prohibited transfer is treated as void ab initio. The ownership limit may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our stockholders’ ability to realize a premium over the market price for the shares of our common stock. Our board of directors has increased the ownership limit to 20% with respect to one of our stockholders, Cohen & Steers, Inc. (“Cohen & Steers”). Cohen & Steers beneficially owned 5.6 million of our shares, or approximately 5.5% of our common stock, as of December 31, 2008.

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

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, and state or local income, property and transfer taxes. For example, we have in the past acquired, and may in the future acquire, appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which we receive carry-over tax basis. If we subsequently dispose of those assets and recognize gain during the ten-year period following their acquisition, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from that dealer property or inventory, we may hold some of our non-healthcare assets through taxable REIT subsidiaries, or TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. We will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements with respect to our TRS limits our flexibility in operating or managing certain properties through our TRS.

A TRS may not directly or indirectly operate or manage a healthcare facility. For REIT qualification purposes, the definition of a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility, or other licensed facility which extends medical or nursing or ancillary services to patients and which, immediately before the termination, expiration, default, or breach of the lease of or mortgage secured by such facility, was operated by a provider of such services which was eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to such facility. If the IRS were to treat a subsidiary corporation of ours as directly or indirectly operating or managing a healthcare facility, such subsidiary would not qualify as a TRS, which could jeopardize our REIT qualification under the REIT gross asset tests.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of both the 75% and 95% gross income tests, if certain requirements are met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through one of our domestic TRSs. This could increase the cost of our hedging activities because our domestic TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

Certain stock dividends paid by REITs may be treated as taxable dividends if each stockholder has an option to elect to receive his or her dividend in cash.

The Internal Revenue Service has recently issued Revenue Procedure 2009-15. Under this Revenue Procedure, a stock dividend paid by a REIT and which is declared on or after January 1, 2008 with respect to a taxable year ending on or before December 31, 2009 may be treated as a taxable dividend if each stockholder has an option to elect to receive his or her dividend in cash, even if the aggregate cash amount paid to all stockholders is limited, as long as the cash portion represents at least 10% of the total dividend payment to be made to all stockholders and certain other requirements are satisfied. Accordingly, if we pay a stock dividend with a cash election feature in accordance with this Revenue Procedure, your tax liability with respect to such dividend may be significantly greater than the amount of cash you receive.

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

From time to time, we are a party to various other legal proceedings, lawsuits and other claims (some of which may not be insured) that arise in the normal course of our business. Regardless of their merits, these matters may force us to expend significant financial resources. Except as described in this Item 3, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, results of operations or financial position. However, we are unable to predict the ultimate outcome of pending litigation and claims, and if management’s assessment of our liability with respect to these actions and claims is incorrect, such actions and claims could have a material adverse effect on our business, results of operations or financial position.

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

Lexington Insurance, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington in amounts up to $10 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, have filed cross-motions for summary judgment. Those motions will likely be decided in 2009.

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

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2007 to December 31, 2008, as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our board of directors and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of directors deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

	High	Low	Dividend
2008
First quarter	$35.50	$28.07	$0.44
Second quarter	37.67	30.62	0.44
Third quarter	39.99	30.44	0.44
Fourth quarter	37.72	18.13	0.44
2007
First quarter	$34.52	$29.63	$0.41
Second quarter	35.01	26.00	0.41
Third quarter	31.21	22.63	0.41
Fourth quarter	33.90	27.22	0.41

As of February 13, 2009 there were approximately 1,112 holders of record of our common stock.

We currently maintain two equity compensation plans: the 1989 Stock Option Plan (the “1989 Plan”) and the 2005 Performance Incentive Plan (the “2005 Plan”). Each of these plans has been approved by our stockholders. The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding options, warrants and rights (including restricted stock units and performance shares); the weighted-average exercise price of outstanding options, warrants and rights; and the number of shares remaining available for future award grants under the plans as of December 31, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,467,015	(1)(2)	$17.82	(3)	1,623,124	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	1,467,015		$17.82		1,623,124

(1)	Of these shares, 387,972 were subject to stock options then outstanding under the 1989 Plan. In addition, this number includes an aggregate of 1,079,043 shares that were subject to restricted stock units, performance shares and stock appreciation rights awards then outstanding under the 2005 Plan.
(2)	This number does not include an aggregate of 94,037 shares of unvested restricted stock then outstanding under the 2005 Plan.

(3)	This number reflects the weighted-average exercise price of outstanding stock options and has been calculated exclusive of restricted stock units, performance shares and stock appreciation rights outstanding under the 2005 Plan.
(4)	All of these shares were available for grant under the 2005 Plan. The shares available under the 2005 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2005 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance shares.

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

	Years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Operating Data:
Revenues	$370,665	$306,269	$222,910	$158,393	$130,044
Income from continuing operations	108,140	132,633	52,634	33,438	32,823
Discontinued operations	159,998	91,825	132,943	36,503	41,999
Net income	268,138	224,458	185,577	69,941	74,822
Preferred stock dividends	(7,637)	(13,434)	(15,163)	(15,622)	(11,802)
Preferred stock redemption charge	—	—	—	(795)	—
Income available to common stockholders	260,501	211,024	170,414	53,524	63,020
Dividends paid on common stock	171,496	150,819	120,406	100,179	99,666

Per Share Data:
Diluted income from continuing operations available to common stockholders	$1.02	$1.31	$0.48	$0.25	$0.32
Diluted income available to common stockholders	2.64	2.32	2.19	0.79	0.95
Dividends paid on common stock	1.76	1.64	1.54	1.48	1.48

Balance Sheet Data:
Investments in real estate, net	$3,124,229	$2,961,442	$2,583,515	$1,786,075	$1,637,390
Total assets	3,458,125	3,144,353	2,704,814	1,867,220	1,710,111
Borrowings under credit facility	—	41,000	139,000	224,000	186,000
Senior notes	1,056,233	1,166,500	887,500	570,225	470,000
Notes and bonds payable	435,199	340,150	355,411	236,278	187,409
Stockholders’ equity	1,760,667	1,482,693	1,243,809	781,032	815,826

Other Data:
Net cash provided by operating activities	$250,497	$240,528	$175,418	$152,887	$119,237
Net cash used in investing activities	(117,747)	(395,006)	(658,305)	(144,126)	(296,225)
Net cash provided by (used in) financing activities	(69,907)	159,190	487,577	(7,229)	174,735
Diluted weighted average shares outstanding	98,855	91,129	77,879	67,446	66,211

Reconciliation of Funds from Operations (1):
Net income	$268,138	$224,458	$185,577	$69,941	$74,822
Preferred stock dividends	(7,637)	(13,434)	(15,163)	(15,622)	(11,802)
Preferred stock redemption charge	—	—	—	(795)	—
Real estate related depreciation	118,603	100,340	77,714	56,670	47,541
Depreciation in income from unconsolidated joint ventures	4,768	1,703	—	246	745
Loss (gain) on sale of facilities	(154,995)	(118,114)	(96,791)	(4,908)	(3,750)
Loss (gain) on sale of facilities from unconsolidated joint venture	—	—	—	(330)	116

Funds from operations available to common stockholders	$228,877	$194,953	$151,337	$105,202	$107,672

(1)	We believe that funds from operations is an important non-GAAP supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, funds from operations is used by us and widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate funds from operations in accordance with the National Association of Real Estate Investment Trusts’ definition. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

To facilitate your review and understanding of this section of our report and the financial statements that follow, we are providing an overview of what management believes are the most important considerations for understanding our company and its business—the key factors that drive our business and the principal associated risks.

Who We Are

We are an investment grade rated (since 1994), public equity, healthcare REIT. We seek to maximize total stockholder return by passively investing in a safe, secure and growing asset base comprised of healthcare properties—primarily senior housing facilities, long-term care facilities and medical office buildings. The healthcare sector is relatively recession resistant and presents unique growth potential as evidenced by the well known favorable demographics and increasing market penetration of a rapidly growing senior population, the increased use of healthcare services led by the aging “baby boomer” generation and, in each case, the corresponding recognized need for additional and improved healthcare facilities and services. Our management team has extensive operating backgrounds in senior housing and long-term care that we believe provides us a competitive advantage in these sectors. In 2008, we established a full service medical office building platform comprised of a Class A portfolio of facilities backed by well regarded property management services and development capabilities.

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

•

Medical Office Buildings (MOBs). MOBs usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. MOB tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. Since an MOB generally has several tenants under separate leases, they require day-to-day property management services that typically include rent collection from disparate tenants, re-marketing space as it becomes vacant and, for non-triple-net leases, responsibility for many of the MOB’s associated operating expenses (although many of these are, or can effectively be, passed through to the tenants as well). MOBs are generally classified as being either “on campus” or “off campus.”

➢

On Campus MOBs typically are located on or immediately adjacent to an acute care hospital campus and are generally subject to a hospital ground lease. Its tenants are primarily doctors whose patients have been or will be treated at the hospital. The relationship with a vibrant hospital tends to create stronger tenant demand, generate higher rental rates, provide higher tenant retention and discourage competitive new supply as compared to most “off campus” MOBs that are unaffiliated with a healthcare system.

➢

Off Campus MOBs have become more and more prevalent as healthcare has increasingly shifted from the inpatient model to the typically less expensive outpatient model. Instead of typically being subject to a hospital ground lease with operating and use restrictions limiting the owner’s control over the facility, including as a practical matter the ability to aggressively raise rents, owners of off campus MOBs typically have full ownership of the facility and control over all leasing and operating decisions. Further, those affiliated with a healthcare system may also enjoy many of the same advantages as an on campus facility.

How We Do It

Using a three-prong foundation that focuses on proactive capital management, active portfolio management and quality funds from operations (“FFO”) growth, we typically invest in senior housing facilities, long-term care facilities and medical office buildings as provided below.

•

Senior Housing and Long-Term Care Facilities (Including CCRCs). We primarily make our investments in these properties passively by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to tenants, generally at higher rates than we charge for rent on our owned facilities to compensate us for the additional risk. Currently, about 93% of our revenues from this area are derived from our leases, with the remaining 7% from our mortgage loans and other financing.

•

Medical Office Buildings (MOBs). We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants), and to single tenants under “triple-net” “master” leases like those referred to above. Until 2008, we primarily made our multi-tenant MOB investments in MOBs through joint ventures with specialists in this sector that would manage the venture and provide property management services. In 2008, we expanded our capabilities by executing on our strategic initiative to establish a full service MOB platform through a multi-faceted transaction with Pacific Medical Buildings LLC (“PMB”). First, we acquired from PMB and certain of its affiliates their interests in 12 Class A MOBs for $250.2 million. These MOBs comprise over 500 thousand square feet and are located in California (9), Nevada (2) and Oregon (1). Second, we entered into an agreement with PMB pursuant to which we currently have the right, but not the obligation, to acquire up to approximately $1 billion of MOBs to be developed by PMB through April 2016. Finally, we acquired from PMB a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. PMBRES provides property and asset management services for the above and other MOBs we previously acquired from affiliates of PMB.

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

What We Have Accomplished Over the Last Three Years

We have enjoyed numerous successes since the end of 2005, perhaps the most notable of which are as follows:

•

Investments. We invested, directly and through our consolidated and unconsolidated joint ventures, $2.7 billion in the last three years, growing our net investments in real estate 75% from $1.8 billion at the end of 2005 to $3.1 billion at the end of 2008. During this period, we strategically diversified our asset base through investments in an MOB platform and facilities representing 20% of our investments at the end of 2008. Coupled with our capital and portfolio management initiatives, over the past three years this growing asset base enabled us to accomplish the following:

➢	Quality, Recurring FFO Growth—We increased our adjusted FFO per share over 20% from $1.84 per share in 2005 to $2.24 per share in 2008.

➢	Growing Dividend—We increased our cash dividend 19% from $1.48 per share in 2005 to $1.76 per share in 2008.

•

Capital—More Flexible and Diverse Structure and Conservative Balance Sheet. Our overall capital goal has been to balance the debt and equity components of our capital structure, increase our sources of capital, enhance our credit statistics, preserve and strengthen our investment grade credit ratings (Moody’s Investors Service: Baa3, Standard & Poor’s Ratings Service: BBB- and Fitch Ratings: BBB-) and continue to protect our dividend. In addition, in response to the crises in the capital and credit markets, in 2008 we strived to maximize our liquidity. We believe we have accomplished all of these goals, with the following items being particularly noteworthy over the past three years:

➢	Conservative Leverage—We reduced our debt to equity ratio (on an undepreciated book basis) from 46.1% at the end of 2005 to 40.6% at the end of 2008.

➢	Multiple Capital Sources—We added the following to our existing $700 million credit facility and traditional marketed debt and equity capital sources:

✓

Controlled Equity Offering—We implemented a program in 2006 under which we periodically issue equity with a targeted price greater than the volume weighted average price, subject to fees of under 2%. To date, we have issued approximately 20 million shares of common stock under this program, resulting in net proceeds of approximately $580 million.

✓

Institutional Joint Venture Capital—We formed a joint venture in January 2007 with a state pension fund investor advised by Morgan Stanley Real Estate to provide an additional capital source. The joint venture has invested $552 million in assisted and independent living facilities, skilled nursing facilities and continuing care retirement communities, including $227 million in facilities acquired by the joint venture from us, and has an approved capacity to invest up to $975 million in these property types.

✓

Asset Management Capital—In 2006, we sold to Brookdale senior housing assets previously leased to them for about $150 million (a 6.7% capitalization rate on our rent, resulting in a gain on sale of $77.1 million), with the proceeds reinvested at an 8.3% starting rent rate in new investments with new growth-oriented customers. In addition to the above sales to the institutional joint venture, in 2007, we sold 36 skilled nursing facilities primarily located in Texas with an average age of 35 years for $128 million (an 8.5% capitalization rate on our rent, resulting in a gain on sale of $60.1 million) and invested a total of $362 million at an average starting rate of 8.3% in newer skilled nursing facilities located in multiple states. In 2008, we sold to Emeritus senior housing assets previously leased to them for $305 million (a 6.1% capitalization rate on our rent, resulting in a gain on sale of $135.0 million) and retained the net proceeds to bolster our liquidity.

➢	Enhanced Credit Statistics—We increased our adjusted fixed charge coverage from 2.41x at the end of 2005 to 3.04x at the end of 2008.

➢	Enhanced Credit Ratings—Following the announcement of our multi-faceted MOB transaction with PMB, both Moody’s and Fitch upgraded us to a “positive watch,” while S&P reaffirmed its rating.

➢	Dividend Secure and Growing—We maintained our dividend coverage ratio (dividends per share divided by recurring diluted FFO per share) at about 80%, while our dividend increased 19%.

➢	Maximized Liquidity—Retained $82.3 million in cash and full availability on our $700 million credit line at the end of 2008.

•

Portfolio Management—Implemented Sophisticated Program. Since the end of 2005, we have continued to dramatically upgrade our portfolio management program by enhancing the proprietary software system we developed, adding six dedicated portfolio management personnel and proactively anticipating and responding to potential problem areas. We believe we now have one of the most sophisticated portfolio management programs in our industry.

Focus and Outlook for 2009

Typically, our primary focus for the new year would be continuing to improve our net income and FFO on an absolute and per share basis and further diversifying and upgrading our portfolio, while also continuing to explore alternative capital sources, investment structures, joint ventures and property types that would enable us to compete more effectively in the markets in which we invest. Normally, we would rely on the rent escalators (generally between 1% and 3%) contained in many of our leases as a source of substantial “built in” internal net income and FFO growth. However, since most of these escalators are tied to annual increases in the Consumer Price Index, which recently have trended negatively, we are likely to see much less, if any, internal growth from these rent escalators as long as deflationary conditions continue. Moreover, at this time external growth appears more problematic as we continue to be confronted with unprecedented adverse capital markets and economic conditions, with the resulting tighter credit conditions and slower growth that evolved in 2008 continuing for the foreseeable future. Specifically, continued concerns about the recession which is nearing the longest duration since the Great Depression, the uncertainty over whether our economy will be adversely impacted by inflation, deflation or stagflation, and the systemic impact of energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. This difficult operating environment may make it more difficult for some or many of our tenants to pay their rent.

The cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Notably, with $82.3 million in cash and $700 million available under our Credit Facility at the end of 2008, we believe we have more than adequate liquidity to address our business commitments over the next two years. While we have no current reason to believe that we will be unable to access the Credit Facility in the future, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. The economic downturn and credit crisis has adversely impacted financial institutions resulting in the bankruptcy or merger of many of them and other companies that could in turn adversely impact our ability to draw on our Credit Facility. If we were unable to access our Credit Facility it could result in an adverse effect on our liquidity and financial condition. In addition, further deterioration of economic conditions and continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.

Our plans for growth require regular access to the capital and credit markets. If capital is not available at an acceptable cost, it will significantly impair our ability to make future investments as acquisitions and development projects become difficult or impractical to pursue. Similarly, our growth plans could be retarded, our financial position weakened and our ability to make distributions limited if deteriorating general economic conditions or other factors led to any of our major senior housing or other tenants being unable to meet their obligations to us. We have no operational control over our tenants. There may end up being more serious tenant financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular tenant or it could be more industry wide, such as continuing reduced occupancies for our assisted and independent living facilities due to the severely distressed housing and credit markets, unemployment or other factors and reduced federal or state governmental reimbursement reductions in the case of our skilled nursing facilities as governments work through their severe budget deficits.

With that, our focus for 2009 initially will be primarily threefold: (1) closely monitor and maximize our liquidity until we are reasonably comfortable that reasonable and ready access to the capital and credit markets has returned; (2) closely monitor the capital and credit markets looking for opportunities to access capital at a reasonable cost; and (3) closely monitor the performance of our tenants and use our unique operating backgrounds to proactively identify and address potential problems that may develop.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of NHP, its wholly-owned subsidiaries and its joint ventures that are controlled through voting rights or other means. We apply Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised (“FIN 46R”), for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. We also apply Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights (“EITF 04-05”), to investments in joint ventures.

Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE involves the consideration of various factors including, but not limited to, the form of our ownership interest, our representation on the entity’s governing body, the size of our investment, estimates of future cash flows, our ability to participate in policy-making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity or determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.

Revenue Recognition

Rental income from operating leases is recognized in accordance with accounting principles generally accepted in the United States, including Statement of Financial Accounting Standards (SFAS) No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Most of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies occur.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we will provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may have to record a reserve to reduce or further reduce the rental revenue recognized or to reserve or further reserve the existing straight-line rent receivable balance.

We recorded $10.3 million of revenues in excess of cash received during 2008, $2.9 million of revenues in excess of cash during 2007 and $0.8 million of revenues in excess of cash during 2006. We have straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $21.2 million at December 31, 2008, and $10.7 million at December 31, 2007 net of reserves of $90.7 million and $79.4 million, respectively. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts recorded.

Depreciation and Useful Lives of Assets

We calculate depreciation on our buildings and improvements using the straight-line method based on estimated useful lives ranging up to 40 years, generally from 20 to 40 years depending on factors including building type, age, quality and location. A significant portion of the cost of each property is allocated to buildings. For our triple-net leased buildings, this amount generally approximates 90%. For medical office buildings that are not leased under a single triple-net lease, this percentage may be substantially lower as we allocate purchase prices in accordance with SFAS No. 141 Business Combinations (SFAS No. 141) which generally results in substantial allocations to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively, “intangible assets”) included on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

The allocation of the cost between land and building, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. We calculate depreciation and amortization on equipment and lease costs using the straight-line method based on estimated useful lives of up to five years or the lease term, whichever is appropriate. We amortize intangible assets and liabilities over the remaining lease terms of the respective leases. We review and adjust useful lives periodically. If we do not allocate appropriately between land and building or we incorrectly estimate the useful lives of our assets, our computation of depreciation and amortization will not appropriately reflect the usage of the assets over future periods. If we overestimate the useful life of an asset, the depreciation expense related to the asset will be understated, which could result in a loss if the asset is sold in the future.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142) and SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. No impairment charges were recorded during the years ended December 31, 2008 and December 31, 2007.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of i) audits conducted by federal and state tax authorities; ii) our ability to qualify as a REIT; iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations; and iv) changes in tax laws. Adjustments required in any given period are included in income, other than adjustments to income tax liabilities acquired in business combinations, which would be adjusted through goodwill.

Impact of New Accounting Pronouncements

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) for our financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis is not expected to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective January 1, 2008. On January 1, 2008, we did not elect to apply the fair value option to any specific financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position. It will also have a significant impact on our computation of net income and our presentation of the balance sheet and statement of stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. The adoption of SFAS No. 141R will require us to expense certain transaction costs for business combinations that were previously capitalized which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures about (i) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset, (ii) the weighted average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class in the period of acquisition or renewal and (iii) the total amount of costs incurred in each period presented to renew or extend the term of a recognized intangible asset, by major intangible asset class for entities that capitalize renewal or extension costs. FSP FAS 142-3 is effective January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations but may impact our basic earnings per share.

In November 2008, the Emerging Issues Task Force (“EITF”) reached final consensus on Issue 08-6 Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 provides guidance for applying SFAS No. 141R and SFAS No. 160 to equity method investments, specifically how do determine the initial carrying value, assess impairments, account for an investee’s issuance of shares and account for a change from the equity method to the cost method. EITF 08-6 is effective January 1, 2009 to coincide with the effective dates of SFAS No. 141R and SFAS No. 160. See the expected impact of the adoption of SFAS No. 141R and SFAS No. 160 above.

Operating Results

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Triple-net lease rental income increased $17.1 million, or 6%, in 2008 as compared to 2007. The increase was primarily due to rental income from 81 facilities acquired in 2007, 42 facilities acquired during 2008, increased straight-line rental income recognized and rent increases at existing facilities, partially offset by decreased rental income related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007 and the recognition of $2.4 million of triple-net lease rental income related to non-recurring settlements of delinquent tenant obligations in 2007.

Operating rent was generated by our multi-tenant medical office buildings and increased $44.2 million, or 275%, in 2008 as compared to 2007. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and 10 multi-tenant medical office buildings acquired in 2008, including nine acquired through consolidated joint ventures.

Interest and other income increased $3.1 million, or 14%, in 2008 as compared to 2007. The increase was primarily due to two loans funded and four mortgage loans and five other loans acquired during 2007, six loans funded during 2008 and increased interest income resulting from a higher cash balance primarily due to asset sales, partially offset by loan repayments and the recognition of $1.3 million of other income related to non-recurring settlements of delinquent tenant obligations in 2007.

Interest and amortization of deferred financing costs increased $3.4 million, or 3%, in 2008 as compared to 2007. The increase was primarily due to borrowings to fund acquisitions in 2008 and 2007, including the issuance of $300 million of notes in October 2007, the assumption of $120.8 million of secured debt during 2008 and $55.7 million during 2007 and the addition of $35.8 million of secured debt in one of our consolidated joint ventures in 2008. These factors were partially offset by the repayment of the outstanding balance on our Credit Facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, and interest savings from the repayment of $110.3 million of senior notes during 2008, the prepayment of $25.4 million of secured debt during 2007 and the transfer of $4.7 million of secured debt during 2007. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture during 2007.

Depreciation and amortization increased $26.3 million, or 29%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 109 facilities in 2007, including 30 multi-tenant medical office buildings, and 52 facilities in 2008, including 10 multi-tenant medical office buildings, partially offset by decreased depreciation and amortization related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007.

General and administrative expenses increased $1.6 million, or 7%, in 2008 as compared to 2007. The increase was primarily due to increased expenses for third party advisors and employee related costs, offset by a decrease in insurance expense.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $18.0 million, or 210%, in 2008 as compared to 2007. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and 10 multi-tenant medical office buildings acquired in 2008, including nine acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased $1.9 million, or 99%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 34 facilities in 2007 by our unconsolidated joint venture with a state pension fund investor, including 19 facilities acquired by the joint venture from us, partially offset by the acquisition in 2008 of a 50% interest in PMBRES and a 44.95% interest in PMB SB 399-401 East Highland LLC (“PMB SB”) which both reported losses.

Gain on debt extinguishment represents the gain recognized in connection with the prepayment of $49.7 million of senior notes in 2008.

Gain on sale of facilities to unconsolidated joint venture represents 75% of the total gain related to the sale of facilities by us to our unconsolidated joint venture with a state pension fund investor in 2007. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income increased $68.2 million in 2008 as compared to 2007. Discontinued operations income of $160.0 million for 2008 was comprised of gains on sale of $155.0 million, rental income of $7.6 million partially offset by depreciation of $1.6 million and interest expense of $1.0 million. Discontinued operations income of $91.8 million for 2007 was comprised of gains on sale of $72.1 million, rental income of $33.7 million partially offset by depreciation of $9.6 million and interest expense of $4.4 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Triple-net lease rental income increased $68.5 million, or 34%, in 2007 as compared to 2006. The increase was primarily due to rental income from 81 facilities acquired in 2007, 84 facilities acquired during 2006 and rent increases at existing facilities. We also recognized $2.4 million of triple-net lease rental income related to non-recurring settlements of delinquent tenant obligations.

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

Interest and amortization of deferred financing costs increased $12.1 million, or 14%, in 2007 as compared to 2006. The increase was primarily due to increased borrowings to fund acquisitions in 2007 and 2006, including the issuance of $300 million of notes in October 2007 and $350 million of notes in July 2006, and the assumption of $55.7 million of secured debt during 2007 and $134.5 million during 2006, partially offset by interest savings from the prepayment of $25.4 million of secured debt and the transfer of $4.7 million of secured debt during 2007 and the prepayment of $41.8 million of secured debt during 2006. In addition, $32.6 million of secured debt was transferred to the unconsolidated joint venture we have with a state pension fund investor in connection with our sale of the related facilities to the unconsolidated joint venture.

Depreciation and amortization increased $27.8 million, or 44%, in 2007 as compared to 2006. The increase was primarily due to the acquisition of 109 facilities, including 30 multi-tenant medical office buildings, in 2007 and 105 facilities, including 21 multi-tenant medical office buildings, during 2006.

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

Gain on sale of facilities to unconsolidated joint venture represents 75% of the total gain related to the sale of facilities by us to our unconsolidated joint venture with a state pension fund investor in 2007. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our balance sheets.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. Discontinued operations income decreased $41.1 million in 2007 as compared to 2006. Discontinued operations income of $91.8 million for 2007 was comprised of gains on sale of $72.1 million, rental income of $33.7 million partially offset by depreciation of $9.6 million and interest expense of $4.4 million. Discontinued operations income of $132.9 million for 2006 was comprised of gains on sale of $96.8 million, rental income of $55.5 million and interest and other income of $0.1 million, partially offset by depreciation of $14.9 million, interest expense of $4.4 million, impairment charges of $0.1 million and general and administrative expenses of $0.1 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

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

Hearthstone has failed to pay the deferred Supplemental Rent of $133,000 per month. Hearthstone has notified us that it is currently unable to make such payments and has sought to renegotiate the terms of our lease. As of January 31, 2009, however, Hearthstone is current on all other rent payments required under the lease. We are currently assessing our options for the Hearthstone facilities, which may involve modifying the lease terms, or terminating the lease and finding a new tenant for the facilities. Although we have a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us (which we have not yet drawn on), it is possible that the letter of credit may not be sufficient to compensate us for all costs that may arise in connection with a modification of the lease or our pursuit of other remedies. In addition, at December 31, 2008, we had accrued $4.7 million of straight-line (non-cash) rent receivable from Hearthstone, some or all of which may need to be reserved in the future, depending on our evaluation of its collectibility.

Leases and Mortgage Loans

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index (which has recently trended negatively) do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant MOBs, as of December 31, 2008, we had leases on five facilities expiring in 2009. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $61.1 million during 2009.

Acquisitions

We expect to make additional acquisitions during 2009, although we cannot predict the quantity and timing of any such acquisitions. As we make additional investments in facilities, depreciation and/or interest expense will also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset any revenue increases and could reduce revenues.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities increased $8.3 million, or 3.5%, in 2008 as compared to 2007. This was primarily due to the collection of certain amounts included in the caption “Other assets” during 2007, increased straight-line rent and other receivables and receivables for reserves, as well as increased medical office building operating expenses, interest and general and administrative expenses, offset in part by revenue increases from our owned facilities and mortgage and other loans as a result of acquisitions and funding of mortgage and other loans during 2007 and 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC (“PMB”) and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. In April 2008, we formed NHP/PMB L.P. (“NHP/PMB”), a limited partnership, to acquire properties from entities affiliated with PMB. During 2008, NHP/PMB acquired PMB’s affiliates’ interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB), for $232.2 million, including acquisition costs, which was paid in a combination of cash, the assumption of $120.8 million of mortgage financing and the issuance of 1,829,562 limited partnership units with a fair value at the date of issuance of $58.4 million. During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB) for $14.7 million, including acquisition costs. Pursuant to the agreement with PMB, certain conditions must be met in order for us to be obligated to purchase the seven remaining medical office buildings. We recently elected to terminate the agreement with respect to one property after the conditions requiring us to close on such property were not met.

Additionally, we entered into another agreement with PMB pursuant to which we currently have the right, but not the obligation, to acquire up to approximately $1 billion of multi-tenant medical office buildings developed by PMB through April 2016.

During 2008, we acquired 18 assisted and independent living facilities, 11 skilled nursing facilities and 12 medical office buildings subject to triple-net master leases in 12 separate transactions for an aggregate investment of $163.0 million. We also funded $43.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2008, we had committed to fund additional expansions, construction and capital improvements of $128.1 million.

During 2008, we acquired, out of bankruptcy, title to one skilled nursing facility securing a previously impaired mortgage loan with a net book value of $2.9 million which approximated our estimate of fair value of the facility and was allocated to land and building. Subsequent to acquiring title to the facility, we entered into a lease for this facility with a third party who was one of our existing tenants.

During 2008, we acquired the final multi-tenant medical office building of a seven building portfolio through our joint venture with McShane for $2.0 million. We also funded $2.1 million in capital improvements at certain facilities through our joint ventures with McShane and Broe.

During 2008, we also acquired, from an entity affiliated with PMB, a 44.95% investment in two multi-tenant medical office buildings for $3.5 million through PMB SB, an unconsolidated joint venture. Additionally, through our unconsolidated joint venture with a state pension fund, we exercised a purchase option of $21.8 million on one assisted and independent living facility and one skilled nursing facility in which the joint venture previously had leasehold interests. In connection with the purchase option exercise, the joint venture assumed $19.5 million of mortgage financing.

During 2008, we sold 26 assisted and independent living facilities and two skilled nursing facilities. Of the 28 facilities, we sold 23 assisted and independent living facilities to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations. We sold the remaining five buildings for a gross purchase price of $36.9 million that resulted in a total gain of $19.9 million which is included in gain on sale of facilities in discontinued operations. We provided financing of $2.5 million for one of the sold properties which was subsequently paid off in September 2008.

During 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

During 2008, we funded one mortgage loan secured by one skilled nursing facility in the amount of $6.8 million and one mortgage loan secured by one medical office building in the amount of $47.5 million. We also funded an additional $0.8 million on existing mortgage loans.

Financing Activities

At December 31, 2008, we had $700 million available under our $700 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at December 31, 2008) or applicable LIBOR plus 0.85% (1.29% at December 31, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

Our Credit Facility requires us to maintain, among other things, the financial covenants detailed below:

Covenant	Requirement	Actual
	(Dollar amounts in thousands)
Minimum net asset value	$820,000	$2,565,715
Maximum total indebtedness to capitalization value	60%	38%
Minimum fixed charge coverage ratio	1.75	2.83
Maximum secured indebtedness ratio	30%	13%
Maximum unencumbered asset value ratio	60%	30%

Our Credit Facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters. As of December 31, 2008, we were in compliance with all of the above covenants, and we expect to remain in compliance throughout 2009.

During 2008, in connection with the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, we prepaid $55.8 million of fixed rate secured debt that bore interest at a weighted average rate of 7.04%. The prepayments were funded by a portion of the net cash proceeds from the sale to Emeritus.

During 2008, we repaid $60.5 million of fixed rate notes with a weighted average rate of 7.17% at maturity and prepaid $49.7 million of fixed rate notes with a weighted average rate of 7.15%. The prepayments resulted in a gain totaling $4.6 million which is reflected as gain on debt extinguishment on our statements of operations. The payments were funded by borrowings on our Credit Facility and by cash on hand.

We anticipate repaying senior notes at maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at December 31, 2008 were Baa3 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB- from Fitch Ratings.

We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During 2008, we sold 4,955,000 shares of common stock at a weighted average price of $32.24, resulting in net proceeds of $158.1 million after sales fees. During the fourth quarter of 2008, we sold 2,381,000 shares of common stock at a weighted average price of $29.29, resulting in net proceeds of $69.0 million after sales fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2008 was 2%. During 2008, we issued approximately 789,000 shares of common stock, at an average price of $28.43, resulting in net proceeds of approximately $22.4 million.

At December 31, 2008, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at December 31, 2008, we had approximately 1,578,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

Assuming certain conditions are met under our agreement with PMB and we are obligated to close the remaining buildings, we would expect to finance the acquisitions of these buildings with a combination of $161.8 million in assumed debt, the issuance of limited partnership interests in NHP/PMB, cash on hand and borrowings under our Credit Facility.

Financing for other future investments and for the repayment of the obligations and commitments noted above may be provided by cash on hand, borrowings under our Credit Facility discussed above, the sale of debt or equity securities in private placements or public offerings, which may be made under the shelf registration statement discussed above or under new registration statements, proceeds from asset sales or mortgage loan receivable payoffs, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio or through joint ventures. We estimate that, as of December 31, 2008, we could have borrowed up to $1 billion of additional debt, and incurred additional annual interest expense of up to $75.0 million, and remained in compliance with our existing debt covenants.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the latter part of 2008. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to diminished expectations for the U.S. economy and financial markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $700 million available under our Credit Facility at December 31, 2008, and we have no current reason to believe that we will be unable to access the facility in the future. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our Credit Facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.

We have approximately $71.1 million of indebtedness that matures in 2009 and $71.3 million of indebtedness that matures in 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date. We have approximately $55.0 million of such senior notes that we may be required to repay in 2009 and none that we may be required to repay in 2010. If these market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the current market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

Our plans for growth require regular access to the capital and credit markets. If capital is not available at an acceptable cost, it will significantly impair our ability to make future investments as acquisitions and development projects become difficult or impractical to pursue.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce any outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of cash on hand, the ability to draw on our $700 million Credit Facility and the ability to sell securities under the shelf registration statement, as well as our unconsolidated joint venture with a state pension fund investor, provide sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

Off-Balance Sheet Arrangements

The only off-balance sheet financing arrangements that we currently utilize are the unconsolidated joint ventures discussed in Note 6 to our consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount.

Contractual Obligations and Cash Requirements

As of December 31, 2008, our contractual obligations are as follows:

	2009	2010 -2011	2012 -2013	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long-term debt	$71,071	$443,399	$459,212	$517,750	$1,491,432

Interest expense	$90,521	$161,684	$89,313	$243,537	$585,055

Operating leases	$473	$948	$80	$—	$1,501

Commitments:
Capital expenditures	$55,582	$52,948	$19,305	$—	$128,105

The long-term debt amount shown above includes our senior notes and our notes and bonds payable.

Interest expense shown above is estimated assuming the interest rates in effect at December 31, 2008 remain constant for the $96.1 million of floating rate notes and bonds payable. Maturities of our senior notes range from 2009 to 2038 (although certain notes may be put back to us at their face amount at the option of the holder at earlier dates) and maturities of our notes and bonds payable range from 2009 to 2037.

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

•	the ability of our tenants to pay straight-line rent or repay loans in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	our ability to retain key personnel;

•	potential liability under environmental laws;

•	the possibility that we could be required to repurchase some of our senior notes;

•	the rights and influence of holders of our outstanding preferred stock;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust; and

•

the risk factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, including any subsequent quarterly reports on Form 10-Q.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks related to fluctuations in interest rates on our mortgage loans receivable and debt. We may hold derivative instruments to manage our exposure to these risks, and all derivative instruments are matched against specific debt obligations. The purpose of the following analyses is to provide a framework to understand our sensitivity to hypothetical changes in interest rates as of December 31, 2008. Readers are cautioned that many of the statements contained in these paragraphs are forward-looking and should be read in conjunction with our disclosures under the heading “Statement Regarding Forward-Looking Disclosure” set forth above.

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

A portion of our secured debt has variable rates.

During the twelve months ended December 31, 2008, the borrowings under our unsecured revolving Credit Facility have decreased from $41 million to none.

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

The first table below details the principal amounts and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates as of December 31, 2008. Certain of the mortgage loans receivable and certain items in the various categories of debt require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing rates we would expect to pay for debt of a similar type and remaining maturity.

	Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total Book Value	Fair Value
	(Dollars in thousands)
Assets
Mortgage loans receivable(1)	$57,015	$15,667	$28,329	—	$15,828	$43,060	$178,575	$176,315
Average interest rate	7.45%	10.07%	10.00%	—	8.74%	10.03%	8.98%
Liabilities
Debt
Fixed rate	$38,138	$71,263	$344,136	$109,271	$340,256	$492,279	$1,395,343	$1,180,398
Average interest rate	7.33%	5.92%	6.52%	7.97%	6.22%	6.08%	6.39%
Variable rate	$32,933	$—	$28,000	$9,686	$—	$25,470	$96,089	$96,089
Average interest rate	6.90%	—	6.25%	6.24%	—	2.79%	5.56%
Unsecured revolving credit facility	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—

(1)	Total book value of mortgage loans excludes deferred gains of $18.7 million.

Any future interest rate increases will increase the cost of borrowings on our bank line of credit and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Nationwide Health Properties, Inc.

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 16, 2009

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share information)

	December 31,
	2008	2007
ASSETS

Investments in real estate
Real estate properties:
Land	$320,394	$301,100
Buildings and improvements	3,079,819	2,896,876

	3,400,213	3,197,976
Less accumulated depreciation	(490,112)	(410,865)

	2,910,101	2,787,111
Mortgage loans receivable, net	112,399	121,694
Mortgage loan receivable from related party	47,500	—
Investment in unconsolidated joint ventures	54,299	52,637

	3,124,299	2,961,442
Cash and cash equivalents	82,250	19,407
Receivables, net	6,066	3,808
Assets held for sale	4,542	—
Intangible assets	109,434	58,481
Other assets	131,534	101,215

	$3,458,125	$3,144,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

Credit facility	$—	$41,000
Senior notes	1,056,233	1,166,500
Notes and bonds payable	435,199	340,150
Accounts payable and accrued liabilities	144,566	107,844

Total liabilities	1,635,998	1,655,494
Minority interests	61,460	6,166
Commitments and contingencies
Stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.750% Series B Convertible, 749,184 and 1,064,450 shares issued and outstanding at December 31, 2008 and 2007, respectively, stated at liquidation preference of $100 per share	74,918	106,445
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 102,279,940 and 94,805,781 as of December 31, 2008 and 2007, respectively	10,228	9,481
Capital in excess of par value	1,786,193	1,565,249
Cumulative net income	1,556,889	1,288,751
Accumulated other comprehensive income	1,846	2,561
Cumulative dividends	(1,669,407)	(1,489,794)

Total stockholders’ equity	1,760,667	1,482,693

	$3,458,125	$3,144,353

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues:
Rental income:
Triple net lease rent	$285,398	$268,346	$199,851
Operating rent	60,287	16,061	9,700

	345,685	284,407	209,551
Interest and other income	24,980	21,862	13,359

	370,665	306,269	222,910

Expenses:
Interest and amortization of deferred financing costs	101,045	97,639	85,541
Depreciation and amortization	117,473	91,187	63,380
General and administrative	26,051	24,429	15,654
Medical office building operating expenses	26,631	8,596	6,122

	271,200	221,851	170,697

Income before unconsolidated entity and minority interests	99,465	84,418	52,213
Income from unconsolidated joint ventures	3,903	1,958	—
Minority interests in net loss of consolidated joint ventures	131	212	421
Gain on debt extinguishment, net	4,641	—	—
Gain on sale of facilities to unconsolidated joint venture, net	—	46,045	—

Income from continuing operations	108,140	132,633	52,634
Discontinued operations:
Gain on sale of facilities, net	154,995	72,069	96,791
Income from discontinued operations	5,003	19,756	36,152

	159,998	91,825	132,943

Net income	268,138	224,458	185,577
Preferred stock dividends	(7,637)	(13,434)	(15,163)

Income available to common stockholders	$260,501	$211,024	$170,414

Basic per share amounts:
Income from continuing operations available to common stockholders	$1.03	$1.32	$0.48
Discontinued operations	1.65	1.01	1.72

Income available to common stockholders	$2.68	$2.33	$2.20

Basic weighted average shares outstanding	97,246	90,625	77,489

Diluted per share amounts:
Income from continuing operations available to common stockholders	$1.02	$1.31	$0.48
Discontinued operations	1.62	1.01	1.71

Income available to common stockholders	$2.64	$2.32	$2.19

Diluted weighted average shares outstanding	98,855	91,129	77,879

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Accumulated other comprehensive income	Cumulative dividends	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2005	1,965	$196,499	67,811	$6,781	$889,008	$878,716	$—	$(1,189,972)	$781,032
Comprehensive income:
Net income	—	—	—	—	—	185,577	—	—	185,577
Gain on Treasury lock agreements	—	—	—	—	—	—	1,204	—	1,204
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(103)	—	(103)
SFAS No. 158 adoption adjustment	—	—	—	—	—	—	130	—	130

Comprehensive income	—	—	—	—	—	—	—	—	186,808
Issuance of common stock	—	—	18,427	1,843	409,533	—	—	—	411,376
Stock option amortization	—	—	—	—	162	—	—	—	162
Preferred dividends	—	—	—	—	—	—	—	(15,163)	(15,163)
Common dividends	—	—	—	—	—	—	—	(120,406)	(120,406)

Balances at December 31, 2006	1,965	196,499	86,238	8,624	1,298,703	1,064,293	1,231	(1,325,541)	1,243,809
Comprehensive income:
Net income	—	—	—	—	—	224,458	—	—	224,458
Gain on Treasury lock agreements	—	—	—	—	—	—	1,557	—	1,557
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(279)	—	(279)
Defined benefit pension plan net actuarial gain	—	—	—	—	—	—	52	—	52

Comprehensive income	—	—	—	—	—	—	—	—	225,788
Redemption of preferred stock	(901)	(90,049)	—	—	—	—	—	—	(90,049)
Conversion of preferred stock	—	(5)	—	5	—	—	—	—	—
Issuance of common stock	—	—	8,568	852	266,546	—	—	—	267,398
Preferred dividends	—	—	—	—	—	—	—	(13,434)	(13,434)
Common dividends	—	—	—	—	—	—	—	(150,819)	(150,819)

Balances at December 31, 2007	1,064	106,445	94,806	9,481	1,565,249	1,288,751	2,561	(1,489,794)	1,482,693
Comprehensive income:
Net income	—	—	—	—	—	268,138	—	—	268,138
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(511)	—	(511)
Defined benefit pension plan net actuarial loss	—	—	—	—	—	—	(204)	—	(204)

Comprehensive income	—	—	—	—	—	—	—	—	267,423
Conversion of preferred stock	(315)	(31,527)	1,406	140	31,387	—	—	—	—
Issuance of common stock	—	—	6,068	607	189,557	—	—	—	190,164
Preferred dividends	—	—	—	—	—	—	—	(7,637)	(7,637)
Common dividends	—	—	—	—	—	—	—	(171,976)	(171,976)

Balances at December 31, 2008	749	$74,918	102,280	$10,228	$1,786,193	$1,556,889	$1,846	$(1,669,407)	$1,760,667

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$268,138	$224,458	$185,577
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	119,107	100,794	78,261
Stock-based compensation	5,800	4,733	1,701
Gain on sale of facilities, net	(154,995)	(118,114)	(96,791)
Gain on debt extinguishment, net	(4,641)	—	—
Impairment of assets	—	—	83
Amortization of deferred financing costs	2,662	2,523	2,673
Mortgage loan premium amortization	111	257	—
Straight-line rent	(10,263)	(2,886)	(786)
Loss (income) from unconsolidated joint ventures	37	(440)	—
Distributions of income from unconsolidated joint ventures	236	440	—
Minority interests in net loss of consolidated joint ventures	(139)	(212)	—
Changes in operating assets and liabilities:
Receivables	(2,258)	3,761	(2,046)
Other assets	(814)	16,833	(15,933)
Assets held for sale	(12)	—	—
Accounts payable and accrued liabilities	25,881	8,381	22,679

Net cash provided by operating activities	248,850	240,528	175,418

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(325,216)	(670,522)	(874,824)
Proceeds from sale of real estate facilities	288,639	314,066	203,991
Investment in mortgage and other loans receivable	(91,357)	(48,083)	(5,815)
Principal payments on mortgage loans receivable	13,769	16,838	18,343
Contributions to unconsolidated joint ventures	(6,678)	(34,023)	—
Distributions from unconsolidated joint ventures	4,743	26,718	—

Net cash used in investing activities	(116,100)	(395,006)	(658,305)

Cash flows from financing activities:
Borrowings under credit facility	169,000	1,009,000	759,000
Repayment of borrowings under credit facility	(210,000)	(1,107,000)	(844,000)
Borrowings under bridge facility	—	—	200,000
Repayment of borrowings under bridge facility	—	—	(200,000)
Issuance of senior unsecured debt	—	297,323	346,703
Repayments of senior unsecured debt	(105,626)	(21,000)	(32,725)
Settlement of cash flow hedges	—	1,610	1,204
Issuance of notes and bonds payable	36,461	911	32,018
Principal payments on notes and bonds payable	(18,522)	(34,542)	(47,414)
Issuance of common stock, net	183,819	261,756	409,066
Repurchase of preferred stock	—	(90,049)	—
Contributions from minority interests	59,055	5,210	1,910
Distributions to minority interests	(3,479)	(97)	(224)
Dividends paid	(179,133)	(163,482)	(135,498)
Deferred financing costs	(1,482)	(450)	(2,463)

Net cash provided by (used in) financing activities	(69,907)	159,190	487,577

Increase in cash and cash equivalents	62,843	4,712	4,690
Cash and cash equivalents, beginning of year	19,407	14,695	10,005

Cash and cash equivalents, end of year	$82,250	$19,407	$14,695

Supplemental schedule of cash flow information:
Non-cash investing activity—foreclosure of facility securing mortgage loan receivable	$2,945	$7,664	$—

Interest paid	$98,028	$96,234	$78,447

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to tenants. For the twelve months ended December 31, 2008, approximately 93% of our revenues are derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

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

As of December 31, 2008, we had investments in 583 healthcare facilities and one land parcel located in 43 states, consisting of:

Consolidated facilities:

•	251 assisted and independent living facilities;

•	172 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture (see Note 5);

•	60 multi-tenant medical office buildings, 51 of which are operated by consolidated joint ventures (see Note 5); and

•	1 asset held for sale.

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities;

•	1 continuing care retirement community; and

•	2 multi-tenant medical office buildings.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Mortgage loans secured by:

•	17 skilled nursing facilities;

•	9 assisted and independent living facilities;

•	1 medical office building; and

•	1 land parcel.

As of December 31, 2008, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures (see Note 5), were operated by 84 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated

• Assisted Living Concepts, Inc.	4

• Brookdale Senior Living, Inc.	96

• Emeritus Corporation	6

• Extendicare, Inc.	1

• HEALTHSOUTH Corporation	2

• Kindred Healthcare, Inc.	1

• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants each accounted for more than 10% of our revenues at December 31, 2008, as follows:

• Brookdale Senior Living, Inc.	15.2%
• Hearthstone Senior Services, L.P.	10.6%

2.	Summary of Significant Accounting Policies

Basis of Presentation

Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our majority owned and controlled joint ventures in accordance with accounting principles generally accepted in the United States (“GAAP”), including Financial Accounting Standards Board (“FASB”) Interpretation No. 46R Consolidation of Variable Interest Entities and Emerging Issues Task Force (“EITF”) Issue 04-5 Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. All material intercompany accounts and transactions have been eliminated.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including SFAS No. 13 Accounting for Leases and SEC Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition, as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectibility of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectibility is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies are met.

Our assessment of the collectibility of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we will provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease change, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

We recorded $10.3 million of revenues in excess of cash received during 2008, $2.9 million of revenues in excess of cash received during 2007 and $0.8 million of revenues in excess of cash during 2006. We have straight-line rent receivables recorded under the caption “Other assets” on our balance sheets of $21.2 million at December 31, 2008 and $10.7 million at December 31, 2007, net of reserves of $90.7 million and $79.4 million, respectively. We evaluate the collectibility of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

Collectibility of Receivables

We evaluate the collectibility of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” of $5.4 million as of December 31, 2008 and $2.7 million as of December 31, 2007. If our assumptions or estimates regarding the collectibility of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

In 1999, we adopted the accounting provisions of SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS No. 123”). In 2005, we adopted SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

No. 123R”). SFAS No. 123 and SFAS No. 123R established a fair value based method of accounting for stock-based compensation. Accounting for stock-based compensation under SFAS No. 123 and SFAS No. 123R requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $5.8 million in 2008, $4.7 million in 2007 and $1.9 million in 2006.

Land, Buildings and Improvements and Depreciation and Useful Lives of Assets

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $105.0 million in 2008, $86.2 million in 2007 and $59.3 million in 2006.

We allocate purchase prices in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). For our triple-net leased facilities, a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We amortize intangible assets and liabilities over the remaining lease terms of the respective leases to real estate amortization expense or operating rent, as appropriate.

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

Financial instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of financial instruments are recognized currently in earnings, unless the financial instrument meets the criteria for hedge accounting contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”). If the financial instruments meet the criteria for a cash flow hedge, the gains and losses in the fair value of the financial instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Segment Reporting

We report our consolidated financial statements in accordance with SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 24).

Minority Interests

NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (“PMB”) (see Note 5). We consolidate NHP/PMB consistent with the provisions of EITF 04-5, as our wholly owned subsidiary is the general partner and exercises control. As of December 31, 2008, third party investors owned 1,829,562 limited partnership units in NHP/PMB, which represents 60.7% of the total units outstanding. After a one year holding period, these limited partnership units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. At December 31, 2008, the cost basis of the limited partnership units held by minority interests was $56.8 million.

We also have two consolidated joint ventures with The Broe Companies (“Broe”) and one consolidated joint venture with McShane Medical Office Properties, Inc. (“McShane”) that invest in multi-tenant medical office buildings (see Note 5). The cost of the minority interests for these joint ventures was $4.2 million at December 31, 2008 and $6.2 million at December 31, 2007.

Fair Value

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for our financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At December 31, 2008, we had $3.7 million of financial assets and $3.7 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 which delays the effective date of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis to January 1, 2009. The adoption of SFAS No. 157 for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis is not expected to have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective January 1, 2008. On January 1, 2008, we did not elect to apply the fair value option to any specific financial assets or liabilities.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

The table below details the fair values and book values for mortgage loans receivable and the components of long-term debt at December 31, 2008.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$178,575	$176,315
Credit facility	$—	$—
Senior notes due 2009-2038	$1,056,233	$858,254
Notes and bonds payable	$435,199	$418,233

Impact of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and to the noncontrolling interest. SFAS No. 160 is effective January 1, 2009. The adoption of SFAS No. 160 will require the recognition of gains or losses upon changes in control which could have a significant impact on our results of operations and financial position. It will also have a significant impact on our computation of net income and our presentation of the balance sheet and statement of stockholders’ equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs will be expensed. SFAS No. 141R is effective for business combinations completed on or after January 1, 2009. The adoption of SFAS No. 141R will require us to expense certain transaction costs for business combinations that were previously capitalized which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective January 1, 2009. The adoption of SFAS No. 161 is not expected to have a material impact on our results of operations or financial position.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 and requires enhanced disclosures about (i) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset, (ii) the weighted average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class in the period of acquisition or renewal and (iii) the total amount of costs incurred in each period presented to renew or extend the term of a recognized intangible asset, by major intangible asset class for entities that capitalize renewal or extension costs. FSP FAS 142-3 is effective January 1, 2009. The adoption of FSP FAS 142-3 is not expected to have a material impact on our results of operations or financial position.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders are considered participating securities, and thus, the issuing entity is required to apply the two-class method of computing basic earnings per share as described in SFAS No. 128, Earnings per Share. FSP EITF 03-6-1 is effective January 1, 2009. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on our results of operations but may impact our basic earnings per share.

In November 2008, the EITF reached final consensus on Issue 08-6 Equity Method Investment Accounting Considerations (“EITF 08-6”). EITF 08-6 provides guidance for applying SFAS No. 141R and SFAS No. 160 to equity method investments, specifically how to determine the initial carrying value, assess impairments, account for an investee’s issuance of shares and account for a change from the equity method to the cost method. EITF 08-6 is effective January 1, 2009 to coincide with the effective dates of SFAS No. 141R and SFAS No. 160. See the expected impact of the adoption of SFAS No. 141R and SFAS No. 160 above.

3.	Real Estate Properties

At December 31, 2008, we had direct ownership of:

•	251 assisted and independent living facilities;

•	172 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture (see Note 5); and

•	60 multi-tenant medical office buildings, 51 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net”, and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of December 31, 2008, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

December 31, 2008, leases covering 424 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $72.7 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of December 31, 2008, leases covering 339 facilities contained provisions for property tax impounds, and leases covering 210 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.

Future minimum rentals on non-cancelable leases, including medical office building leases, as of December 31, 2008 are as follows:

Year	Rentals	Year	Rentals
	(In thousands)		(In thousands)
2009	$336,607	2014	$247,182
2010	325,957	2015	233,492
2011	307,968	2016	206,764
2012	291,646	2017	188,718
2013	265,790	2018	176,869
		Thereafter	601,893

During 2008, we acquired 18 assisted and independent living facilities, 11 skilled nursing facilities and 12 medical office buildings subject to triple-net master leases in 12 separate transactions for an aggregate investment of $163.0 million. We also acquired, from entities affiliated with PMB, one multi-tenant medical office building for $14.7 million and, through NHP/PMB, one triple-net medical office building and eight multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB) for $232.2 million (see Note 5). We also acquired, from an entity affiliated with PMB, a 44.95% investment in two multi-tenant medical office buildings for $3.5 million through PMB SB 399-401 East Highland LLC (“PMB SB”), an unconsolidated joint venture (see Note 6). We acquired one multi-tenant medical office building through our consolidated joint venture with McShane for $2.0 million (see Note 5).

Included in the cost of the acquisitions from PMB affiliates is $7.8 million of accrued acquisition costs at December 31, 2008. These accrued acquisition costs will be paid to PMB and its affiliates and are calculated based on the properties that have closed to date. If we acquire more buildings under this agreement, this amount would increase.

Additionally, we entered into another agreement with PMB pursuant to which we currently have the right, but not the obligation, to acquire up to approximately $1 billion of multi-tenant medical office buildings developed by PMB through April 2016.

During 2008, we acquired, out of bankruptcy, title to one skilled nursing facility securing a previously impaired mortgage loan with a net book value of $2.9 million which approximated our estimate of fair value of the facility and was allocated to land and building (see Note 4). Subsequent to acquiring title to the facility, we entered into a lease for this facility with a third party who was one of our existing tenants.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

During 2008, we also funded $43.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2008, we had committed to fund additional expansions, construction and capital improvements of $128.1 million.

During 2008, we transferred 24 assisted and independent living facilities and one skilled nursing facility to assets held for sale (see Note 7). All but one of these assets were sold as of December 31, 2008.

During 2008, we sold three assisted and independent living facilities and one skilled nursing facility, each not previously transferred to assets held for sale, for a gross purchase price of $31.9 million. The sales resulted in a total gain of $17.6 million that is included in gain on sale of facilities in discontinued operations. We provided financing of $2.5 million for one of the sold properties which was subsequently paid off in September 2008.

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

During 2007, we acquired title to one continuing care retirement community securing an impaired mortgage loan with a balance of $7.7 million which approximated our estimate of fair value of the facility and was allocated to land and building (see Note 4). In connection with acquiring title to the facility, we entered into a lease for this facility with the former borrower.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

During 2007, we provided one mortgage loan for $14.1 million related to the sale of three assisted and independent living facilities to the former tenant, partially offset by a deferred gain of $4.1 million that will be recognized in proportion to principal payments received (see Note 4).

During 2007, we sold 36 skilled nursing facilities leased to Complete Care Services, Inc. for net cash proceeds of $124.7 million. This transaction resulted in a gain of $60.1 million that is included in gain on sale of facilities in discontinued operations.

The following table lists our owned real estate properties as of December 31, 2008:

Type	Number of States	Number of Facilities	Land	Buildings and Improvements	Total Real Estate Investment	Accumulated Depreciation	Notes and Bonds Payable
	(Dollar amounts in thousands)
Assisted and independent living facilities	35	251	$159,674	$1,565,091	$1,724,765	$223,085	$193,535
Skilled nursing facilities	29	172	84,479	827,935	912,414	208,345	14,660
Continuing care retirement communities	8	10	8,612	116,196	124,808	24,006	—
Specialty hospitals	3	7	6,114	69,667	75,781	15,268	—
Medical office buildings—triple-net	7	19	24,646	98,625	123,271	2,666	30,301
Medical office buildings—multi-tenant	14	60	36,869	402,305	439,174	16,742	196,703

Total	43	519	$320,394	$3,079,819	$3,400,213	$490,112	$435,199

No impairment charges were recorded during 2008 or 2007.

During 2006, we recognized impairment charges in assets held for sale of $0.1 million which related to two skilled nursing facilities written down to their estimated fair values less selling costs based on a review of the market prices for similar assets.

4.	Mortgage Loans Receivable

During 2008, we funded one mortgage loan secured by one skilled nursing facility in the amount of $6.8 million and one mortgage loan secured by one medical office building in the amount of $47.5 million to a related party. We also funded an additional $0.8 million on existing mortgage loans.

During 2008, two mortgage loans secured by two assisted and independent living facilities totaling $8.9 million were repaid at maturity and one mortgage loan secured by two skilled nursing facilities was prepaid in the amount of $4.2 million.

During 2008, we acquired, out of bankruptcy, title to one skilled nursing facility securing a previously impaired mortgage loan with a net book value of $2.9 million which approximated our estimate of fair value of the facility and was allocated to land and building. Concurrent with acquiring title to the facility, we entered into a lease for this facility with a third party who was one of our existing tenants.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

During 2007, we funded two mortgage loans secured by four skilled nursing facilities and three assisted and independent living facilities we sold to the former tenants for a total of $32.9 million ($18.9 million net of a deferred gain of $14.0 million) and acquired four mortgage loans secured by six assisted and independent living facilities and four skilled nursing facilities totaling $19.1 million (including a premium of $0.4 million). One of the four mortgage loans acquired was prepaid in July 2007 in the amount of $4.7 million. In connection with the acquisition of the four mortgage loans, we acquired $27.7 million of loans secured by leasehold mortgages and other items which are included in the caption “Other assets” on our balance sheets. We also funded an additional $1.3 million on existing mortgage loans.

During 2007, one mortgage loan secured by one skilled nursing facility was prepaid in the amount of $8.3 million. Concurrent with the loan payoff, the unconsolidated joint venture we have with a state pension fund investor (see Note 6) acquired title to the facility from the former borrower and entered into a lease for this facility with the former borrower.

During 2007, we acquired title to one continuing care retirement community securing an impaired mortgage loan with a balance of $7.7 million which approximated our estimate of fair value of the facility and was allocated to land and building. In connection with acquiring title to the facility, we entered into a lease for this facility with the former borrower.

At December 31, 2007, we had an investment in one impaired loan with a balance of $2.9 million (net of a discount of $4.1 million). During 2007, the loan had an average balance of $2.9 million (net of an average discount of $4.1 million), and we recognized and received cash payments for interest income totaling $0.6 million. We foreclosed on this loan during 2008.

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

At December 31, 2008, we held 15 mortgage loans receivable secured by 17 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here. At December 31, 2008, the mortgage loans receivable had an aggregate principal balance of $179.2 million and are reflected in our consolidated balance sheets net of aggregate deferred gains and discounts totaling $19.3 million, with individual outstanding balances ranging from $0.7 million to $47.5 million and maturities ranging from 2009 to 2024. The principal balances of mortgage loans receivable as of December 31, 2008 mature as follows:

Year	Maturities	Year	Maturities
	(In thousands)		(In thousands)
2009	$67,996	2012	$715
2010	20,320	2013	16,163
2011	33,658	Thereafter	40,328

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

The following table lists our mortgage loans receivable at December 31, 2008:

Location of Facilities	Number of Facilities	Interest Rate	Final Maturity Date	Estimated Balloon Payment(1)	Original Face Amount of Mortgages	Carrying Amount of Mortgages
	(Dollar amounts in thousands)
Skilled Nursing Facilities:
California	4	12.00%	12/09	$18,786	$18,786	$8,885
Florida	1	10.92%	05/17	4,996	5,409	5,370
Florida	1	9.75%	12/18	5,358	5,630	5,483
Illinois	1	9.00%	01/24	—	9,500	7,549
Indiana	1	10.00%	06/13	6,750	6,750	6,750
Kansas	2	11.58%	01/09	1,148	1,148	631
Louisiana	1	10.89%	04/15	2,454	3,850	3,252
Massachusetts	1	10.20%	07/16	2,240	3,265	3,002
Michigan	4	12.38%	06/10	4,882	4,887	4,941
Pennsylvania	1	10.61%	06/17	9,903	9,903	9,903

Subtotals	17			56,517	69,128	55,766

Assisted and Independent Living Facilities:
Delaware	1	10.00%	06/11	5,280	5,280	4,533
Florida	1	9.00%	11/10	6,220	6,220	4,415
Louisiana	1	10.00%	06/11	7,260	7,260	6,232
Massachusetts	1	9.52%	06/23	8,500	8,500	8,500
Ohio	1	10.00%	06/11	6,270	6,270	5,382
Tennessee	1	9.00%	11/10	3,252	3,252	2,308
Tennessee	1	10.00%	06/11	5,280	5,280	4,533
Virginia	1	9.00%	11/10	4,665	4,665	3,311
Virginia	1	10.00%	06/11	8,910	8,910	7,649

Subtotals	9			55,637	55,637	46,863

Continuing Care Retirement Community:
Florida	—	7.81%	11/13	8,739	9,200	9,078

Subtotals	—			8,739	9,200	9,078

Medical Office Building:
California	1	6.55%	03/09	47,500	47,500	47,500

Subtotals	1			47,500	47,500	47,500

Land Parcel:
Texas	—	9.00%	09/10	692	692	692

Subtotals	—			692	692	692

Total	27			$169,085	$182,157	$159,899

(1)

Certain mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity. Certain mortgage loans require monthly interest only payments until maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over life to maturity, in which case the balloon payments

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

reflected are an estimate. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred.

The following table summarizes the changes in mortgage loans receivable during 2008 and 2007:

	2008	2007
	(In thousands)
Balance at January 1	$121,694	$106,929
New mortgage loans	54,250	51,596
Additional fundings on existing mortgage loans	780	1,288
Deferred gains	—	(14,005)
Premiums	—	428
Amortization of premium	(111)	(256)
Collection of principal	(13,769)	(16,622)
Acquisition of title to facilities previously securing mortgage loans	(2,945)	(7,664)

Balance at December 31	$159,899	$121,694

5.	Medical Office Building Joint Ventures

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

At December 31, 2008, the Broe I joint venture owned 20 multi-tenant medical office buildings located in six states.

During 2008, the Broe I joint venture funded $1.7 million in capital improvements at certain facilities.

During 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

During 2008, cash distributions from the Broe I joint venture of $1.0 million were made to us. No cash distributions were made to Broe during 2008.

During 2007, the Broe I joint venture funded $0.9 million in capital improvements at certain facilities.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

At December 31, 2008, the Broe II joint venture owned 16 multi-tenant medical office buildings located in four states.

During 2008, the Broe II joint venture funded $0.2 million in capital improvements at certain facilities.

During 2008, the Broe II joint venture placed $35.8 million of secured debt on a portion of its portfolio.

During 2008, cash distributions from the Broe II joint venture of $3.7 million and $0.2 million were made to us and to Broe, respectively.

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

During 2007, the Broe II joint venture funded $0.4 million in capital improvements at certain facilities.

During 2007, cash distributions from the Broe II joint venture of $0.8 million and $44,000 were made to us and to Broe, respectively.

All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

At December 31, 2008, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.

During 2008, the McShane/NHP joint venture acquired the final multi-tenant medical office building of a seven building portfolio. The purchase price for the final building totaled $2.0 million, of which $1.8 million was allocated to real estate with the remaining $0.2 million allocated to other assets and liabilities. The other six multi-tenant medical office buildings were acquired in December 2007. The purchase price totaled $46.5 million, of which $42.6 million was allocated to real estate with the remaining $3.9 million allocated to other assets and liabilities. The total portfolio acquisition was originally financed with a bridge loan from us of $31.2 million and capital contributions of $16.0 million and $0.8 million from us and McShane, respectively.

During 2008, the McShane/NHP joint venture funded $0.2 million in capital improvements at certain facilities.

During 2008, cash distributions from the McShane/NHP joint venture of $0.9 million and $48,000 were made to us and to McShane, respectively. No cash distributions were made from the McShane/NHP joint venture during 2007.

All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

NHP/PMB L.P.

In February 2008, we entered into an agreement with PMB and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. During 2008, NHP/PMB acquired PMB’s affiliates’ interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB) for $232.2 million, including acquisition costs, which was paid in a combination of cash, the assumption of $120.8 million of mortgage financing and the issuance of 1,829,562 limited partnership units with a fair value at the date of issuance of $58.4 million. During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB) for $14.7 million, including acquisition costs (see Note 3). Pursuant to the agreement with PMB, certain conditions must be met in order for us to be obligated to purchase the seven remaining medical office buildings. We recently elected to terminate the agreement with respect to one property after the conditions requiring us to close on such property were not met.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Included in the cost of the acquisitions from PMB affiliates is $7.8 million of accrued acquisition costs at December 31, 2008. These accrued acquisition costs will be paid to PMB and its affiliates and are calculated based on the properties that have closed to date. If we acquire more buildings under this agreement, this amount would increase.

Under the terms of the agreement, a portion of the consideration for the multi-tenant medical office buildings is to be paid in the form of limited partnership units. After a one year holding period, units of NHP/PMB are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. Additionally, we entered into another agreement with PMB pursuant to which we currently have the right, but not the obligation, to acquire up to approximately $1 billion of multi-tenant medical office buildings developed by PMB through April 2016.

During 2008, cash distributions from NHP/PMB of $1.5 million were made to minority interest Class A unit holders. The net loss of the partnership totaling $1.2 million was allocated 100% to us. All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.

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

At December 31, 2008, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states. During 2008, the joint venture placed $10.0 million of mortgage financing on one assisted and independent living facility resulting in cash distributions of $7.5 million and $2.5 million to our joint venture partner and us, respectively.

During 2008, the joint venture entered into an interest rate swap contract that is designated as hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at December 31, 2008 was $14.4 million which is included in accrued liabilities on the joint venture’s balance sheet.

During 2008, the joint venture exercised a purchase option of $21.8 million on one assisted and independent living facility and one skilled nursing facility which it previously had leasehold interests in. In connection with the purchase option exercise, the joint venture assumed $19.5 million of mortgage financing.

During 2007, the joint venture acquired 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states for approximately $531 million. The acquisitions were initially financed by the assumption of approximately $32 million of mortgage financing,

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

approximately $182 million of new mortgage financing, capital contributions from our joint venture partner of approximately $238 million and capital contributions from us of approximately $79 million. The joint venture subsequently placed approximately $102 million of mortgage financing on portions of the portfolio resulting in cash distributions reducing net capital contributions to approximately $161 million and $54 million for our joint venture partner and us, respectively. Fourteen of the assisted and independent living facilities, four of the skilled nursing facilities and the continuing care retirement community, with a total cost of approximately $227 million, were acquired by the joint venture from us, and the related leases were transferred to the joint venture (see Note 3). In addition, the joint venture acquired title to one of the skilled nursing facilities, for which we previously provided a mortgage loan in the amount of $8.3 million, from the former borrower concurrently with the repayment of such loan to us by the former borrower (see Note 4).

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During 2008, we earned management fees of $3.9 million, and our share of the net income was $0.2 million. During 2007, we earned management fees of $1.5 million, and our share of the net income was $0.4 million.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

The unaudited condensed balance sheet and income statement for the joint venture below present its financial position as of December 31, 2008 and 2007 and its results of operations for the year then ended.

BALANCE SHEET

	2008	2007
	(in thousands)
ASSETS
Real estate properties:
Land	$38,892	$35,042
Building and improvements	525,214	496,188

	564,106	531,230
Less accumulated depreciation	(24,138)	(6,811)

	539,968	524,419
Cash and cash equivalents	3,216	3,689
Receivables	45	—
Other assets	5,964	2,825

	$549,193	$530,933

LIABILITIES AND EQUITY
Notes and bonds payable	$343,842	$316,935
Accounts payable and accrued liabilities	19,623	3,461
Equity:
Capital contributions	229,475	216,078
Distributions	(32,148)	(7,302)
Cumulative net income	2,760	1,761
Other comprehensive income	(14,359)	—

Total equity	185,728	210,537

	$549,193	$530,933

INCOME STATEMENT

	2008	2007
	(in thousands)
Revenues:
Rental income	$45,541	$16,560
Interest and other income	101	110

	45,642	16,670

Expenses:
Interest and amortization of deferred financing costs	19,939	6,379
Depreciation and amortization	18,359	6,811
General and administrative	6,345	1,719

	44,643	14,909

Net income	$999	$1,761

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

PMB Real Estate Services LLC

In February 2008, we entered into an agreement with PMB to acquire a 50% interest in PMBRES, a full service property management company. PMB is the managing member of PMBRES. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to six times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES provides property and asset management services for the multi-tenant medical office buildings acquired in the PMB transaction, and receives an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees. During 2008, our share of the net loss was $0.3 million.

PMB SB 399-401 East Highland LLC

In August 2008, we acquired from an entity affiliated with PMB, a 44.95% interest in an entity that owns two multi-tenant medical office buildings for $3.5 million. During 2008, our share of the net loss was $14,000.

7.	Assets Held for Sale

During 2008, we transferred 24 assisted and independent living facilities and one skilled nursing facility to assets held for sale.

On April 2, 2008, 23 of the 24 assisted and independent living facilities were sold to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations.

The skilled nursing facility was sold in July 2008 for net cash proceeds of $4.9 million. The sale resulted in a gain of $2.3 million which is included in gain on sale of facilities in discontinued operations.

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

At December 31, 2008, one assisted living facility was classified as an asset held for sale and this facility was sold on January 31, 2009.

8.	Intangible Assets

Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At December 31, 2008 and 2007, the gross balance of intangible assets was $130.1 million and $66.3 million, respectively. At December 31, 2008 and 2007, the accumulated amortization of intangible assets was $20.7 million and $7.8 million, respectively. For the years ended December 31, 2008, 2007 and 2006, operating rent includes $0.1 million, $0.1 million and ($0.2) million from the amortization of above/below market lease intangible assets, respectively. For the years ended

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

December 31, 2008, 2007 and 2006, expenses include $11.9 million, $4.8 million and $3.2 million from the amortization of other intangible assets and liabilities, respectively. Additionally, at December 31, 2008, we had $23.9 million of gross intangible liabilities recorded under the caption “Accounts payable and accrued liabilities” on our balance sheets. At December 31, 2008, the accumulated amortization of intangible liabilities was $2.1 million. As of December 31, 2008, the weighted average amortization period of intangible assets and liabilities was approximately 18 and 24 years, respectively.

The future estimated aggregate amortization related to intangible assets and liabilities is as follows:

Year	Intangible Assets	Intangible Liabilities	Net Intangible Amortization
	(In thousands)
2009	$16,096	$2,316	$13,780
2010	12,401	2,071	10,330
2011	9,697	1,709	7,988
2012	8,013	1,580	6,433
2013	6,812	1,511	5,301
Thereafter	56,415	12,610	43,805

9.	Other Assets

At December 31, 2008 and 2007, other assets consisted of:

	2008	2007
	(In thousands)
Other receivables, net of reserves of $5.0 million and $4.6 million at December 31, 2008 and 2007, respectively	$64,998	$34,379
Straight-line rent receivables, net of reserves of $90.7 million and $79.4 million at December 31, 2008 and 2007, respectively	21,224	10,727
Deferred financing costs	15,377	17,927
Capitalized lease and loan origination costs	2,631	2,307
Investments and restricted funds	13,257	18,024
Prepaid ground leases	10,241	10,431
Other	3,806	7,420

	$131,534	$101,215

Investments are recorded at fair value using quoted market prices.

10.	Credit Facility

We have a $700 million revolving senior unsecured credit facility maturing on December 15, 2010. The maturity date may be extended by one additional year at our discretion. At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at December 31, 2008) or applicable LIBOR plus 0.85% (1.29% at December 31, 2008). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. At December 31, 2008, we had no balance outstanding on our Credit Facility.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Our Credit Facility requires us to maintain, among other things, the financial covenants detailed below. As of December 31, 2008, we were in compliance with all of these covenants:

Covenant	Requirement	Actual
	(Dollar amounts in thousands)
Minimum net asset value	$820,000	$2,565,715
Maximum total indebtedness to capitalization value	60%	38%
Minimum fixed charge coverage ratio	1.75	2.83
Maximum secured indebtedness ratio	30%	13%
Maximum unencumbered asset value ratio	60%	30%

Our Credit Facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters.

11.	Senior Notes

During 2008, we repaid $60.5 million of fixed rate notes with a weighted average rate of 7.17% at maturity and prepaid $49.7 million of fixed rate notes with a weighted average rate of 7.15%. The prepayments resulted in a net gain totaling $4.6 million which is reflected as gain on debt extinguishment, net on our statements of operations.

On October 19, 2007, we issued $300 million of notes due February 1, 2013 at a fixed rate of 6.25% resulting in net proceeds of approximately $297 million. In August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212% in order to hedge the expected interest payments associated with a portion of these notes. The Treasury lock agreements were settled in cash on October 17, 2007 for the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). The prevailing Treasury rate exceeded the rates in the Treasury lock agreements, thus the counterparties to those agreements made payments to us of $1.6 million which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction.

During 2007, we repaid $17.0 million of fixed rate notes with a weighted average rate of 7.31% at maturity and prepaid $4.0 million of fixed rate notes with a rate of 8.25%.

The aggregate principal amount of notes outstanding at December 31, 2008 was $1.1 billion. At December 31, 2008, the weighted average interest rate on the notes was 6.5% and the weighted average maturity was 5.8 years. The principal balances of the notes as of December 31, 2008 mature as follows:

Year	Maturities	Year	Maturities
	(In thousands)		(In thousands)
2009	$32,000	2012	$72,950
2010	—	2013	299,850
2011	339,040	Thereafter	312,393	(1)

(1)	There are $55.0 million of notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2009, 2012, 2017, or 2027. There are $23.0 million of notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2013, 2018, 2023, or 2028.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

12.	Notes and Bonds Payable

The aggregate principal amount of notes and bonds payable at December 31, 2008 was $435.2 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 2.7% to 8.8% and are secured by real estate properties with an aggregate net book value as of December 31, 2008 of $719.2 million. At December 31, 2008, the weighted average interest rate on the notes and bonds payable was 6.0% and the weighted average maturity was 7.9 years.

During 2008, we assumed mortgages as part of various acquisitions totaling $120.8 million and, through our Broe II joint venture, placed $35.8 million of secured debt on a portion of its portfolio (see Note 5). In connection with the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, we prepaid $55.8 million of fixed rate secured debt that bore interest at a weighted average rate of 7.04% (see Note 3).

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

The principal balances of the notes and bonds payable as of December 31, 2008 mature as follows:

Year	Maturities	Year	Maturities
	(In thousands)		(In thousands)
2009	$39,071	2012	$46,007
2010	71,263	2013	40,406
2011	33,096	Thereafter	205,356

13.	Preferred Stock

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

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

There were 749,184 and 1,064,450 shares of Series B Preferred Stock outstanding at December 31, 2008 and 2007, respectively. Each share of Series B Preferred Stock was initially convertible into 4.3975 shares of our common stock at the option of the holder (equivalent to a conversion price of $22.74 per share). At December 31, 2008, each share of Series B Preferred Stock was convertible into 4.4709 shares of our common stock (equivalent to a conversion price of $22.37 per share). At December 31, 2008, if all of the Series B Preferred Stock were to convert, it would result in the issuance of approximately 3,350,000 common shares. The Series B Preferred Stock is convertible upon the occurrence of any of the following events:

•

Our common stock reaching a price equal to 125% of the conversion price (initially $28.43 per share, $27.96 at December 31, 2008) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

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

The Series B Preferred Stock was convertible from January 1, 2007 to September 30, 2007, and during that time, 50 shares were converted into 220 shares of common stock at a conversion price of $22.66 per share (equivalent to 4.4136 shares of common stock per share of Series B Preferred Stock). The Series B Preferred Stock was convertible from January 1, 2008 to December 31, 2008, and during that time, approximately 315,000 shares were converted into approximately 1,406,000 shares of common stock at a weighted average conversion price of $22.43 per share (equivalent to 4.4589 shares of common stock per share of Series B Preferred Stock). For at least 20 of the last 30 trading days of 2008, our common stock did not reach a price greater than or equal to

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

125% of the $22.37 conversion price at December 31, 2008. As such, the Series B Preferred Stock will not be convertible from January 1, 2009 through March 31, 2009 at which time the same test will be performed to determine whether the Series B Preferred Stock will become convertible.

We may redeem the Series B Preferred Stock after five years at the redemption price per share plus any accumulated and unpaid dividends. The redemption prices are as follows:

Redemption on or after	Price per Share
July 5, 2009	$103.875
July 1, 2010	$103.100
July 1, 2011	$102.325
July 1, 2012	$101.550
July 1, 2013	$100.775
July 1, 2014	$100.000

The conversion rate will be adjusted if:

•	We issue common stock as a dividend or distribution on shares of our common stock;

•	We effect a common stock share split or combination;

•	We issue rights, warrants, options or other securities to the holders of our common stock at a price less than the closing common stock price on the previous business day;

•	We distribute our stock, evidence of our indebtedness or other assets or property, excluding cash dividends or spin-offs;

•	We increase the effective dividend rate on our common stock; or

•	We make a tender offer or exchange offer for our common stock at a price higher than the closing price on the previous business day.

14.	Common Stock

We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During the fourth quarter of 2008, we sold 2,381,000 shares of common stock at a weighted average price of $29.29, resulting in net proceeds of $69.0 million after sales fees. During 2008, we sold 4,955,000 shares of common stock at a weighted average price of $32.24, resulting in net proceeds of $158.1 million after sales fees. During 2007, we sold approximately 7,808,000 shares of common stock at a weighted average price of $31.52, resulting in net proceeds of $242.9 million after sales fees. On January 9, 2009, we entered into a new sales agreement with Cantor Fitzgerald & Co. to sell up to 5,000,000 shares of our common stock from time to time.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2008 and 2007 was 2%. During 2008, we issued approximately 789,000 shares of common stock, at an average price of $28.43, resulting in net proceeds of approximately $22.4 million. During 2007, we issued approximately 724,000 shares of common stock, at an average price of $30.20, resulting in net proceeds of approximately $21.8 million.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

15.	Stock Incentive Plan

Under the terms of a stock incentive plan (the “Plan”), we reserved for issuance 3,000,000 shares of common stock. At December 31, 2008, approximately 1,623,000 shares of common stock remain available for issuance under the plan. Under the Plan, as amended, we may issue stock options, restricted stock, dividend equivalents and stock appreciation rights.

Summaries of the status of stock options granted to officers, restricted stock granted to directors and restricted stock, restricted stock units, performance shares and stock appreciation rights granted to employees at December 31, 2008, 2007 and 2006 and changes during the years then ended are as follow:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Dollar amounts in thousands except per share amounts)
Officer Stock Options:
Outstanding at beginning of year	569,749	$18.80	592,427	$18.86	687,307	$19.07
Granted	—	—	—	—	—	—
Exercised	(181,777)	20.91	(22,678)	20.51	(84,880)	19.73
Forfeited	—	—	—	—	(10,000)	25.75
Expired	—	—	—	—	—	—

Outstanding at end of year	387,972	17.82	569,749	18.80	592,427	18.86

Exercisable at end of year	387,972	17.82	569,749	18.80	592,427	18.86

Intrinsic value of options outstanding	$6,666

Intrinsic value of options exercisable	$6,666

Intrinsic value of options exercised	$2,472		$274		$427

Director Restricted Stock and Restricted Stock Units:
Outstanding at beginning of year	49,000	$25.39	47,000	$22.11	38,000	$19.19
Awarded	21,000	33.28	21,000	33.63	21,000	22.87
Vested	(28,000)	24.96	(19,000)	21.88	(12,000)	14.20
Forfeited	—	—	—	—	—	—

Outstanding at end of year	42,000	$29.63	49,000	$25.39	47,000	$22.11

Fair value of shares vested	$699		$416		$170

Employee Restricted Stock:
Outstanding at beginning of year	64,610	$23.43	97,675	$22.38	61,094	$21.70
Awarded	34,917	34.36	6,282	32.46	57,553	22.87
Vested	(42,996)	23.37	(39,347)	22.26	(20,365)	21.70
Forfeited	(4,494)	26.00	—	—	(607)	22.87

Outstanding at end of year	52,037	$30.59	64,610	$23.43	97,675	$22.38

Fair value of shares vested	$1,005		$876		$442

Employee Restricted Stock Units:
Outstanding at beginning of year	288,542	$28.49	406,182	$28.60	—	$—
Awarded	20,357	36.60	66,075	32.54	403,728	28.60
Dividend equivalents	51,167	29.47	39,797	30.47	2,454	28.97
Vested	(37,577)	33.13	(223,512)	30.24	—	—
Forfeited	(9,482)	33.05	—	—	—	—

Outstanding at end of year	313,007	$28.65	288,542	$28.49	406,182	$28.60

Fair value of units vested	$1,121		$6,403		$—

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Dollar amounts in thousands except per share amounts)
Employee Performance Shares:
Outstanding at beginning of year	78,300	$30.95	—	$—	—	$—
Awarded	175,002	21.28	78,300	30.95	—	—
Forfeited	(25,300)	24.26	—	—	—	—

Outstanding at end of year	228,002	$24.27	78,300	$30.95	—	$—

Employee Stock Appreciation Rights:
Outstanding at beginning of year	268,000	$7.44	—	$—	—	$—
Awarded	329,434	6.54	268,000	7.44	—	—
Vested(1)	(9,033)	7.47	—	—	—	—
Forfeited	(50,367)	6.85	—	—	—	—

Outstanding at end of year	538,034	$6.92	268,000	$7.44	—	$—

(1)	Some SARs were vested and settled in 2008. At the time of settlement, the market price of the stock was below the exercise price of the SAR.

Stock options granted under the Plan became exercisable each year following the date of grant in annual increments of one-third and are exercisable at the market price of our common stock on the date of grant.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

Options Outstanding					Options Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$14.20	$16.23	169,155	$14.52	3.6 years	169,155	$14.52
$18.48	$20.56	121,467	$19.63	3.6 years	121,467	$19.63
$21.29	$26.19	97,350	$21.29	7.0 years	97,350	$21.29

We received $3.2 million, $0.5 million and $1.7 million for stock option exercises in 2008, 2007 and 2006, respectively. Stock option amortization expense was $0.2 million in 2006. All stock options granted were fully vested as of December 31, 2006.

The director restricted stock awards are made to non-employee directors and granted at no cost. Director restricted stock awards historically vested at the third anniversary of the award date or upon the date they vacate their position. However, beginning in 2006, they vest in increments of one third per year for three years and will not fully vest if they vacate their position.

In 2006 and 2007, certain employees received annual awards of restricted stock or restricted stock units with dividend equivalents that are reinvested for each of 2006 and 2007. These grants generally vest in increments of one third per year for three years are accompanied by awards of dividend equivalents credited in the form of stock units. In December 2006, certain employees received a three-year grant of restricted stock units related to performance from January 1, 2004 to December 31, 2006. This three-year grant vested one year after the date of grant.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

Starting in 2007, performance shares and stock appreciation rights were granted as long-term incentive compensation awards for the officers and certain employees in place of restricted stock or restricted stock units. The performance share grants generally have a three year vesting period. The stock appreciation right grants vest in increments of one third per year for three years and have dividend equivalent rights credited in the form of stock units.

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

Compensation expense related to awards of restricted stock, restricted stock units, performance shares and stock appreciation rights are measured at fair value on the date of grant and amortized over the relevant service period. Compensation expense related to director restricted stock awards was $0.6 million in 2008, $0.4 million in 2007 and $0.1 million in 2006. Compensation expense related to employee restricted stock, restricted stock units, performance shares and stock appreciation rights awards was $5.2 million in 2008, $4.3 million in 2007 and $1.6 million in 2006. We expect to expense $10.6 million related to director and employee restricted stock, and employee restricted stock units, performance shares and stock appreciation rights over the remainder of the respective one to ten year service periods.

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

16.	Earnings Per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations.

Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans, forward equity shares (from the date we entered into the forward contract to the settlement date), and, if the effect is dilutive, Series B convertible preferred stock and/or limited partnership units in NHP/PMB. The dilutive effect of stock options, other share-settled compensation plans and forward equity shares is calculated using the treasury method with an offset from expected proceeds upon exercise of

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

the stock options, unrecognized compensation expense and settlement of the forward equity agreements. There were no stock options with option prices that would not be dilutive for any period presented. The calculation below excludes 297,000 and 268,000 stock appreciation rights with prices that would not be dilutive in 2008 and 2007, respectively. No stock appreciation rights were granted prior to 2007. The Series B convertible preferred stock is not dilutive for any period presented. The limited partnership units in NHP/PMB were issued in 2008. In accordance with the terms of the partnership agreement, the entire loss incurred by the partnership in 2008 was allocated to us, thus, no minority interest income or expense related to the partnership was recognized during 2008. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Years Ended December 31,
	2008		2007		2006
	Income	Shares	Income	Shares	Income	Shares
	(Amounts in thousands)
Income from continuing operations	$108,140		$132,633		$52,634
Less: Preferred stock dividends	(7,637)		(13,434)		(15,163)

Amounts used to calculate Basic EPS	100,503	97,246	119,199	90,625	37,471	77,489
Effect of dilutive securities:
Stock options	—	188	—	215	—	138
Other share-settled compensation plans	—	339	—	289	—	215
Limited partnership units	—	1,082	—	—	—	—
Forward equity shares	—	—	—	—	—	37

Amounts used to calculate Diluted EPS	$100,503	98,855	$119,199	91,129	$37,471	77,879

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

17.	Pension Plan

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

The following tables set forth the amounts recognized in our financial statements:

	2008	2007
	(In thousands)
Change in projected benefit obligations:
Benefit obligation at beginning of year	$1,460	$1,503
Service cost	—	—
Interest cost	90	84
Amendments	—	—
Actuarial loss (gain)	204	(52)
Benefits paid	(54)	(75)

Benefit obligation at end of year	1,700	1,460

Change in plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	54	75
Benefits paid	(54)	(75)

Fair value of plan assets at end of year	—	—

Funded status at end of year	$(1,700)	$(1,460)

Amounts recognized in the statement of financial position consist of:
Noncurrent assets	$—	$—
Current liabilities	60	50
Noncurrent liabilities	1,640	1,410

Total	$1,700	$1,460

Amounts recognized in accumulated other comprehensive income consist of:
Net loss (gain)	$28	$(182)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Net periodic benefit cost:
Service cost	$—	$—
Interest cost	90	84
Amortization of prior service cost	—	—
Amortization of net gain	(6)	—
Curtailment	—	—

Net periodic benefit cost	84	84

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	204	(52)
Amortization of net loss included in net periodic benefit cost	6	—

Total recognized in net periodic benefit cost and other comprehensive income	$294	$32

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

The accumulated benefit obligation was $1.6 million at December 31, 2008.

We expect to recognize no net gain or loss and no prior service cost in accumulated other comprehensive income as components of net periodic benefit cost during 2009.

Estimated Benefit Payments:

Year	Estimated Payment	Year	Estimated Payment
	(In thousands)		(In thousands)
2009	$60	2012	$149
2010	110	2013	165
2011	150	2014-2018	688

Discount rates of 6.50% and 6.25% in 2008 and 2007, respectively, and a 5.0% increase in the annual retainer every other year were used in the calculation of the amounts above.

The estimated contribution for 2009 is $60,000.

18.	Transactions with Significant Lessees

As of December 31, 2008, 96 triple-net leased facilities are leased to and operated by subsidiaries of Brookdale. Revenues from Brookdale were $54.9 million, $54.6 million and $47.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, Brookdale accounted for 15.2% of our revenues.

As of December 31, 2008, 32 triple-net leased facilities are leased to and operated by Hearthstone. Revenues from Hearthstone were $37.3 million, $37.7 million and $21.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, Hearthstone accounted for 10.6% of our revenues.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

19.	Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing involvement, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. See Note 3 and Note 7 for more detail regarding the facilities sold and classified as held for sale during 2008 and 2007. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Rental income	$7,660	$33,728	$55,503
Interest and other income	5	29	152

	7,665	33,757	55,655

Interest and amortization of deferred financing costs	1,004	4,340	4,438
Depreciation and amortization	1,634	9,607	14,881
General and administrative	8	28	81
Medical office building operating expenses	16	26	20
Impairment of assets	—	—	83

	2,662	14,001	19,503

Income from discontinued operations	5,003	19,756	36,152
Gain on sale of facilities, net	154,995	72,069	96,791

Discontinued operations	$159,998	$91,825	$132,943

20.	Derivatives

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 19, 2007 issuance of $300 million of notes (see Note 11).

These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $300 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction.

In June 2006, we entered into two $125 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350 million of notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $350 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction.

21.	Comprehensive Income

We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300 million of notes as a yield reduction. During 2008 and 2007, we recorded $0.3 million and $0.1 million of amortization, respectively, and expect to record $0.3 million of amortization during 2009.

We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350 million of notes as a yield reduction. During 2008 and 2007, we recorded $0.3 million and $0.2 million of amortization, respectively, and expect to record $0.2 million of amortization during 2009.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”) requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. During 2008, we recognized other comprehensive loss of $0.2 million, and during 2007, we recognized other comprehensive income of $0.1 million, related to the change in the funded status of our defined benefit pension plan.

The following table sets forth the computation of comprehensive income for the periods presented:

	Year ended December 31,
	2008	2007
	(In thousands)
Net income	$268,138	$224,458
Other comprehensive income:
Gain on Treasury lock agreements	—	1,557
Amortization of gain on Treasury lock agreements	(511)	(279)
Defined benefit pension plan net actuarial gain (loss)	(204)	52

	(715)	1,330

Total comprehensive income	$267,423	$225,788

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

22.	Income Taxes

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

We adopted the provisions of FIN No. 48 on January 1, 2007. No amounts were recorded for unrecognized tax benefits or related interest expense and penalties as a result of the implementation of FIN No. 48. The taxable periods ending December 31, 2005 through December 31, 2008 remain open to examination by the Internal Revenue Service and the tax authorities of the significant jurisdictions in which we do business.

Hearthstone Acquisition

On June 1, 2006, we acquired the stock of Hearthstone Assisted Living, Inc. (“HAL”), causing HAL to become a qualified REIT subsidiary. As a result of the acquisition, we succeeded to HAL’s tax attributes, including HAL’s tax basis in its net assets. Prior to the acquisition, HAL was a corporation subject to federal and state income taxes. In connection with the acquisition of HAL, NHP acquired approximately $82.5 million of federal net operating losses (“NOLs”) whose use is subject to annual limitations imposed by IRC Section 382. While we believe that these NOLs are accurate, any adjustments to HALs tax returns for periods prior to June 1, 2006 by the Internal Revenue Service could change the amount of the NOLs that we can utilize. We have used a portion of this amount in 2007 and anticipate using additional amounts in 2008. These NOLs are set to expire between 2017 and 2025. NOLs related to various states were also acquired and are set to expire based on the various laws of the specific states.

In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through December 31, 2008. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if it is able to complete a tax-deferred exchange.

23.	Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2008	2007	2006
Ordinary income	$0.59	$1.40	$1.42
Capital gain	1.17	0.24	0.12

Total dividends paid	$1.76	$1.64	$1.54

24.	Segment Information

Our operations are organized into two segments—triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment,

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of December 31, 2008, the multi-tenant leases segment is comprised exclusively of medical office buildings.

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

Certain items in prior period financial statements have been reclassified to conform to current period presentation, including those required by SFAS No. 144. Summary information related to our reportable segments is as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Revenues:
Triple-net leases	$285,398	$268,346	$199,851
Multi-tenant leases	60,287	16,061	9,700
Non-segment	24,980	21,862	13,359

	$370,665	$306,269	$222,910

Net operating income (1):
Triple-net leases	$285,398	$268,346	$199,851
Multi-tenant leases	33,656	7,465	3,578

	$319,054	$275,811	$203,429

Assets:
Triple-net leases	$2,518,361	$2,375,200	$2,155,905
Multi-tenant leases	442,028	323,774	53,906
Non-segment	497,736	445,379	495,003

	$3,458,125	$3,144,353	$2,704,814

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Years ended December 31,
	2008	2007	2006
	(In thousands)
Net income	$268,138	$224,458	$185,577
Interest and other income	(24,980)	(21,862)	(13,359)
Interest expense and amortization of deferred financing costs	101,045	97,639	85,541
Depreciation and amortization expense	117,473	91,187	63,380
General and administrative expense	26,051	24,429	15,654
Impairment of assets	—	—	—
Income from unconsolidated joint ventures	(3,903)	(1,958)	—
Minority interest in net loss of consolidated joint ventures	(131)	(212)	(421)
Gain on debt extinguishment	(4,641)	—	—
Gain on sale of facilities to unconsolidated joint venture, net	—	(46,045)	—
Discontinued operations	(159,998)	(91,825)	(132,943)

Net operating income from reportable segments	$319,054	$275,811	$203,429

25.	Commitments and Contingencies

Litigation

From time to time, we are a party to various other legal proceedings, lawsuits and other claims (some of which may not be insured) that arise in the normal course of our business. Regardless of their merits, these matters may force us to expend significant financial resources. Except as described herein, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, results of operations or financial position. However, we are unable to predict the ultimate outcome of pending litigation and claims, and if our assessment of our liability with respect to these actions and claims is incorrect, such actions and claims could have a material adverse effect on our business, results of operations or financial position.

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

Lexington Insurance, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington in amounts up to $10 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, have filed cross-motions for summary judgment. Those motions will likely be decided in 2009.

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

Line of Credit

Under the terms of an agreement with PMB, we agreed to extend to PMB a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB with respect to the proposed development of multi-tenant medical office buildings. As of December 31, 2008, no amounts had been drawn down on the line of credit. In January 2009, PMB drew down $2.4 million on the line of credit.

Indemnities

We have entered into indemnification agreements with those partners who contributed appreciated property into NHP/PMB. Under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by NHP/PMB in a taxable transaction within a specified number of years after the property was contributed, we will reimburse the affected partners for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected partner under the Code.

26.	Related Party Transactions

In August 2008, Dr. Jeffrey Rush became a director of NHP. Dr. Rush is the Chairman of PMB. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB, an entity that owns two multi-tenant medical office buildings (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB SB. In September 2008, we funded a mortgage loan secured by a medical office building in the amount of $47.5 million. Dr. Rush has an ownership interest in another unaffiliated entity that owns the medical office building that is security for this loan.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008

27.	Quarterly Financial Data (Unaudited)

Amounts in the tables below may not add across due to rounding differences, and certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by SFAS No. 144.

	Three months ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)
2008:
Revenues	$85,677	$93,528	$94,988	$96,470
Income available to common stockholders	35,393	165,951	27,192	31,964
Diluted income available to common stockholders per share	0.37	1.69	0.27	0.31
Dividends per share	0.44	0.44	0.44	0.44
2007:
Revenues	$69,144	$73,679	$79,831	$83,616
Income available to common stockholders	22,257	83,642	53,951	51,174
Diluted income available to common stockholders per share	0.25	0.93	0.58	0.55
Dividends per share	0.41	0.41	0.41	0.41

During the three months ended December 31, 2008, we recognized a $4.6 million gain on debt extinguishment. During the three months ended December 31, 2007, we recognized $1.3 million of triple-net lease rental income and $0.4 million of other income related to a non-recurring settlement of delinquent tenant obligations. During the three months ended September 30, 2007, we recognized $1.1 million of triple-net lease rental income and $0.8 million of other income related to a non-recurring settlement of delinquent tenant obligations.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Assisted and Independent Living Facilities:
Birmingham	AL	12,994	—	1,050		1,050	12,994	14,044	1,136	2000	2006
Decatur	AL	1,824	—	1,484		1,484	1,824	3,308	639	1987	1996
Hanceville	AL	2,447	—	197		197	2,447	2,644	755	1996	1996
Huntsville	AL	6,762	—	260		260	6,762	7,022	676	1999	2006
Mobile	AL	8,711	—	90		90	8,711	8,801	820	2000	2006
Muscle Shoals	AL	5,933	—	314		314	5,933	6,247	283	1999	2007
Scottsboro	AL	2,564	—	210		210	2,564	2,774	14	1998	2008
Benton	AR	1,968	—	182		182	1,968	2,150	595	1990	1998
Chandler	AZ	2,753	16	505		505	2,769	3,274	719	1998	1998
Tempe	AZ	15,413	—	1,440		1,440	15,413	16,853	1,315	1999	2006
Tucson	AZ	6,369	—	560		560	6,369	6,929	647	1999	2006
Banning	CA	12,976	337	375		375	13,313	13,688	1,514	2004	2003
Carmichael	CA	7,929	1,175	1,500		1,500	9,104	10,604	3,915	1984	1995
Chula Vista	CA	6,281	468	950		950	6,749	7,699	2,397	1989	1995
Encinitas (3)	CA	5,017	666	1,000		1,000	5,683	6,683	2,163	1984	1995
Mission Viejo (4)	CA	3,544	262	900		900	3,806	4,706	1,409	1985	1995
Novato (3)	CA	3,658	647	2,500		2,500	4,305	6,805	1,772	1978	1995
Palm Desert	CA	6,179	3,611	1,400		1,400	9,790	11,190	2,740	1989	1994
Placentia	CA	3,801	379	1,320		1,320	4,180	5,500	1,796	1982	1995
Rancho Cucamonga (3)	CA	4,156	539	610		610	4,695	5,305	1,707	1987	1995
Rancho Mirage	CA	13,391	259	1,630		1,630	13,650	15,280	744	1999	2007
San Dimas	CA	3,577	776	1,700		1,700	4,353	6,053	1,653	1975	1995
San Jose	CA	7,252	—	850		850	7,252	8,102	1,949	1998	1996
San Juan Capistrano (3)	CA	3,834	805	1,225		1,225	4,639	5,864	1,565	1985	1995
San Juan Capistrano	CA	6,344	620	700		700	6,964	7,664	2,439	1985	1995
Santa Maria	CA	2,649	118	1,500		1,500	2,767	4,267	1,212	1967	1995

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Vista	CA	3,701	904	350		350	4,605	4,955	1,655	1980	1996
Westminster	CA	4,883	—	2,350		2,350	4,883	7,233	558	2001	2005
Aurora	CO	7,923	66	919		919	7,989	8,908	3,450	1983	1995
Boulder	CO	4,811	14	833		833	4,825	5,658	1,566	1985	1995
Denver (5)	CO	28,682	—	2,350		2,350	28,682	31,032	5,327	1987	2002
Branford	CT	6,709	—	2,000		2,000	6,709	8,709	1,174	1999	2005
Madison	CT	16,032	1,400	4,000		4,000	17,432	21,432	2,381	2002	2004
Coral Springs	FL	6,985	427	915		915	7,412	8,327	581	1999	2006
Fort Myers (6)	FL	5,206	33	415		415	5,239	5,654	638	1996	2005
Fort Walton	FL	6,372	—	694		694	6,372	7,066	303	2000	2007
Hollywood	FL	9,887	—	1,994		1,994	9,887	11,881	549	1972	2007
Jacksonville	FL	2,770	20	226		226	2,790	3,016	783	1997	1997
Jacksonville (6)	FL	2,473	47	256		256	2,520	2,776	304	1997	2005
Leesburg (6)	FL	3,239	—	301		301	3,239	3,540	371	1999	2005
Ormond Beach (6)	FL	1,649	51	480		480	1,700	2,180	197	1997	2005
Palm Coast	FL	2,580	38	406		406	2,618	3,024	716	1997	1997
Pensacola	FL	5,667	919	408		408	6,586	6,994	1,363	1999	1998
Rotunda West	FL	2,628	28	123		123	2,656	2,779	728	1997	1997
Tallahasse	FL	9,218	45	696		696	9,263	9,959	2,147	1999	1998
Tallahasse	FL	1,679	1,311	450		450	2,990	3,440	151	1999	2006
Tamarac	FL	6,921	450	967		967	7,371	8,338	557	2000	2006
Tampa	FL	11,684	—	2,360		2,360	11,684	14,044	935	2001	2006
Tavares	FL	2,466	6	156		156	2,472	2,628	721	1997	1997
Titusville	FL	4,706	—	1,742		1,742	4,706	6,448	1,142	1987	2000
Augusta	GA	3,820	—	568		568	3,820	4,388	212	1997	2007
Jonesboro	GA	8,323	—	1,320		1,320	8,323	9,643	791	2000	2006
Marietta	GA	5,672	—	1,350		1,350	5,672	7,022	596	2000	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Carmel	IN	3,861	84	805		805	3,945	4,750	1,638	1998	1997
Floyds Knobs	IN	8,945	—	740		740	8,945	9,685	—	2009	2008
Greensburg	IN	1,249	—	120		120	1,249	1,369	99	1999	2007
Indianapolis	IN	4,267	—	750		750	4,267	5,017	424	1998	2006
Michigan City (6)	IN	4,069	—	245		245	4,069	4,314	468	1998	2005
Michigan City (6)	IN	3,331	—	375		375	3,331	3,706	381	1999	2005
Monticello	IN	2,697	—	270		270	2,697	2,967	158	1999	2007
Derby (6)	KS	1,463	57	269		269	1,520	1,789	180	1994	2005
Lawrence	KS	3,822	—	932		932	3,822	4,754	1,019	1995	1998
Salina	KS	1,921	—	200		200	1,921	2,121	564	1996	1997
Salina	KS	2,887	—	329		329	2,887	3,216	1,407	1989	1998
Topeka	KS	2,955	87	424		424	3,042	3,466	1,424	1986	1998
Wellington (6)	KS	1,006	56	11		11	1,062	1,073	130	1994	2005
Kingston (7)	MA	12,780	5,123	1,000		1,000	17,903	18,903	1,863	1996	2006
Hagerstown	MD	4,664	373	533		533	5,037	5,570	1,124	1999	1998
Brownstown (8)	MI	30,484	—	660		660	30,484	31,144	2,427	2000	2006
Davidson (6)	MI	1,754	26	154		154	1,780	1,934	216	1997	2005
Delta (6)	MI	4,812	10	181		181	4,822	5,003	592	1998	2005
Delta (6)	MI	1,743	16	155		155	1,759	1,914	213	1998	2005
Farmington Hills (6)	MI	1,863	86	84		84	1,949	2,033	237	1994	2005
Farmington Hills (6)	MI	2,014	—	95		95	2,014	2,109	247	1994	2005
Grand Blanc (6)	MI	4,135	70	375		375	4,205	4,580	509	1998	2005
Grand Blanc (6)	MI	4,048	68	375		375	4,116	4,491	498	1998	2005
Haslett (6)	MI	4,231	35	847		847	4,266	5,113	507	1998	2005
Kentwood	MI	11,666	—	880		880	11,666	12,546	934	2001	2006
Troy (6)	MI	7,582	68	697		697	7,650	8,347	928	1998	2005
Troy (6)	MI	7,986	90	1,046		1,046	8,076	9,122	972	1998	2005

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Utica (6)	MI	5,102	33	245		245	5,135	5,380	630	1995	2005
Austin	MN	8,893	—	400		400	8,893	9,293	601	2002	2006
Blue Earth	MN	6,339	—	500		500	6,339	6,839	449	1999	2006
Fairbault (6)	MN	1,328	29	121		121	1,357	1,478	164	1997	2005
Mankato (6)	MN	1,064	25	90		90	1,089	1,179	132	1996	2005
Owatonna (6)	MN	1,762	—	60		60	1,762	1,822	212	1996	2005
Owatonna (6)	MN	2,239	—	70		70	2,239	2,309	258	1999	2005
Sauk Rapids (6)	MN	748	49	67		67	797	864	96	1997	2005
St. Louis	MN	10,423	—	900		900	10,423	11,323	728	2003	2006
Wilmar (6)	MN	1,977	43	57		57	2,020	2,077	247	1997	2005
Winona (6)	MN	1,436	36	65		65	1,472	1,537	181	1997	2005
Butler	MO	200	—	103		103	200	303	11	1995	2007
Lamar	MO	899	—	113		113	899	1,012	50	1996	2007
Nevada	MO	—	83	253		253	83	336	4	1993	2007
Nevada	MO	—	—	253		253	—	253	—	1996	2007
Greenville	MS	4,411	—	271		271	4,411	4,682	210	1999	2007
Asheboro	NC	7,054	—	200		200	7,054	7,254	491	1998	2006
Cramerton	NC	13,713	—	300		300	13,713	14,013	923	1999	2006
Harrisburg	NC	10,472	—	300		300	10,472	10,772	730	1997	2006
Hendersonville	NC	12,183	—	400		400	12,183	12,583	868	2005	2006
Hickory	NC	2,531	11	385		385	2,542	2,927	682	1997	1998
Hillsborough	NC	12,755	—	400		400	12,755	13,155	902	2005	2006
Newton	NC	11,707	—	400		400	11,707	12,107	804	2000	2006
Salisbury	NC	11,902	500	300		300	12,402	12,702	845	1999	2006
Shelby	NC	10,377	—	300		300	10,377	10,677	725	2000	2006
Sourthport	NC	12,283	—	300		300	12,283	12,583	872	2005	2006
Burleigh	ND	5,902	—	400		400	5,902	6,302	387	1994	2006

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Brick	NJ	2,428	—	1,102		1,102	2,428	3,530	369	1999	2002
Deptford	NJ	3,430	1	655		655	3,431	4,086	879	1998	1998
Albuquerque	NM	21,937	—	440		440	21,937	22,377	1,796	1998	2006
Sparks (9)	NV	5,119	—	505		505	5,119	5,624	1,609	1991	1997
Sparks (10)	NV	7,278	—	714		714	7,278	7,992	2,001	1993	1997
Centereach	NY	15,204	1,291	6,000		6,000	16,495	22,495	3,014	1973	2002
Manlius (6)	NY	10,080	48	500		500	10,128	10,628	1,239	1994	2005
Vestal	NY	10,394	—	750		750	10,394	11,144	1,685	1994	2004
Barberton (6)	OH	3,125	20	263		263	3,145	3,408	382	1997	2005
Englewood (6)	OH	2,277	25	260		260	2,302	2,562	278	1997	2005
Greenville	OH	2,311	3,246	215		215	5,557	5,772	672	1997	1997
Groveport	OH	10,516	—	1,080		1,080	10,516	11,596	792	1998	2006
Lancaster	OH	2,084	17	350		350	2,101	2,451	541	1998	1998
Lorain	OH	8,876	—	620		620	8,876	9,496	832	2000	2006
Marion (6)	OH	2,676	78	210		210	2,754	2,964	334	1998	2005
Medina	OH	10,198	—	500		500	10,198	10,698	804	1995	2006
Medina	OH	11,809	—	900		900	11,809	12,709	812	2000	2007
Mt. Vernon	OH	9,952	—	760		760	9,952	10,712	794	2001	2006
Springdale	OH	2,092	16	440		440	2,108	2,548	591	1997	1997
Zanesville	OH	12,421	—	830		830	12,421	13,251	801	1996	2007
Bartlesville (6)	OK	2,337	83	183		183	2,420	2,603	293	1997	2005
Bethany (6)	OK	1,212	77	114		114	1,289	1,403	155	1994	2005
Broken Arrow	OK	1,445	19	178		178	1,464	1,642	437	1996	1997
Oklahoma	OK	15,185	—	1,200		1,200	15,185	16,385	1,297	1999	2006
Beaverton (6)	OR	5,695	—	721		721	5,695	6,416	589	2000	2005
Bend (6)	OR	3,923	—	499		499	3,923	4,422	406	2001	2005
Forest Grove (11)	OR	3,152	—	401		401	3,152	3,553	1,171	1994	1995

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Gresham	OR	4,647	—	—		—	4,647	4,647	1,726	1988	1995
McMinnvillle (12)	OR	3,976	—	760		760	3,976	4,736	1,292	1989	1995
Troutdale (6)	OR	5,470	—	874		874	5,470	6,344	562	2000	2005
Dublin (6)	PA	2,533	—	310		310	2,533	2,843	289	1998	2005
Indiana	PA	2,706	—	194		194	2,706	2,900	541	1997	2002
Kingston	PA	2,262	—	196		196	2,262	2,458	126	1992	2007
Old Forge	PA	264	—	103		103	264	367	15	1990	2007
Peckville	PA	2,078	—	163		163	2,078	2,241	115	1989	2007
South Fayette Township	PA	9,159	262	653		653	9,421	10,074	2,255	1999	1998
Wyoming	PA	1,500	—	107		107	1,500	1,607	83	1993	2007
York	PA	4,534	179	413		413	4,713	5,126	1,148	1999	1998
East Green	RI	8,417	108	1,200		1,200	8,525	9,725	1,913	2000	1998
Lincoln	RI	9,612	29	477		477	9,641	10,118	2,618	2000	1998
Portsmouth	RI	9,155	92	1,200		1,200	9,247	10,447	2,133	1999	1998
Clinton	SC	2,560	—	87		87	2,560	2,647	1,035	1997	1998
Goose Cree	SC	2,336	—	619		619	2,336	2,955	467	1998	2002
Greenwood	SC	2,648	—	107		107	2,648	2,755	1,070	1997	1998
Brown	SD	3,125	—	400		400	3,125	3,525	222	1991	2006
Brown	SD	2,584	—	300		300	2,584	2,884	190	2000	2006
Lincoln	SD	8,273	—	700		700	8,273	8,973	600	2002	2006
Pennington	SD	5,575	—	300		300	5,575	5,875	368	1997	2006
Bartlett	TN	11,489	—	870		870	11,489	12,359	1,025	1999	2006
Bristol	TN	5,000	2,487	406		406	7,487	7,893	1,377	1999	1998
Chattanooga	TN	5,870	—	310		310	5,870	6,180	610	1999	2006
East Longmeadow	TN	18,208	5,399	1,360		1,360	23,607	24,967	740	1964	2008
Hixson	TN	5,146	—	50		50	5,146	5,196	38	2000	2008
Johnson City	TN	5,000	392	404		404	5,392	5,796	1,235	1999	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Knoxville	TN	6,279	—	790		790	6,279	7,069	549	2001	2005
Memphis	TN	8,180	—	629		629	8,180	8,809	722	1989	2007
Memphis	TN	8,558	—	726		726	8,558	9,284	729	1985	2007
Memphis	TN	5,259	—	412		412	5,259	5,671	450	1989	2007
Murfreesboro	TN	5,131	405	499		499	5,536	6,035	1,261	1999	1998
Nashville	TN	5,688	—	960		960	5,688	6,648	597	1998	2006
Nashville	TN	5,835	—	1,000		1,000	5,835	6,835	608	1999	2006
Newport	TN	6,116	—	423		423	6,116	6,539	291	2000	2007
Arlington	TX	4,016	—	3,100		3,100	4,016	7,116	474	1998	2006
Austin	TX	21,486	—	1,360		1,360	21,486	22,846	1,763	2000	2006
Bedford (13)	TX	25,659	—	780		780	25,659	26,439	2,071	1999	2006
Conroe	TX	17,029	—	1,510		1,510	17,029	18,539	1,434	1997	2006
Dallas	TX	3,524	785	308		308	4,309	4,617	2,674	1981	1994
Denton	TX	1,425	33	185		185	1,458	1,643	436	1996	1996
Ennis	TX	1,409	26	119		119	1,435	1,554	430	1996	1996
Fort Worth	TX	10,417	—	640		640	10,417	11,057	911	2001	2005
Garland	TX	12,312	—	890		890	12,312	13,202	1,086	1999	2006
Houston	TX	7,892	—	493		493	7,892	8,385	2,072	1998	1997
Houston	TX	7,194	—	1,235		1,235	7,194	8,429	1,888	1998	1997
Houston	TX	8,945	—	985		985	8,945	9,930	2,180	1999	1997
Houston	TX	7,052	—	1,089		1,089	7,052	8,141	1,719	1999	1997
Houston	TX	21,320	—	870		870	21,320	22,190	1,751	1999	2006
Houston	TX	17,033	—	850		850	17,033	17,883	1,434	1998	2006
Irving	TX	11,991	—	930		930	11,991	12,921	1,062	1999	2006
Kerrville (6)	TX	2,129	88	195		195	2,217	2,412	267	1997	2005
Lake Jackson	TX	12,888	—	220		220	12,888	13,108	1,128	1998	2006
Lancaster (6)	TX	2,100	65	175		175	2,165	2,340	262	1997	2005

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Lewisville	TX	13,274	—	770		770	13,274	14,044	1,157	1998	2006
Paris	TX	1,465	32	166		166	1,497	1,663	447	1996	1996
San Antonio (6)	TX	3,910	100	359		359	4,010	4,369	485	1997	2005
San Antonio	TX	7,396	—	470		470	7,396	7,866	723	1999	2006
Temple (6)	TX	2,055	34	84		84	2,089	2,173	256	1997	2005
Temple	TX	12,738	—	370		370	12,738	13,108	1,073	1997	2006
Texas City	TX	11,060	—	550		550	11,060	11,610	949	1996	2006
Victoria	TX	12,122	—	330		330	12,122	12,452	1,028	1997	2006
Wharton	TX	8,714	—	930		930	8,714	9,644	776	1996	2006
Salem	VA	10,320	—	890		890	10,320	11,210	721	1998	2006
Bellevue	WA	4,467	—	766		766	4,467	5,233	1,163	1998	1996
Centralia	WA	5,254	77	610		610	5,331	5,941	314	1993	2007
Olympia	WA	10,954	106	870		870	11,060	11,930	625	1995	2007
Richland	WA	6,052	191	172		172	6,243	6,415	2,303	1990	1995
Sedro Wooley	WA	4,480	—	340		340	4,480	4,820	387	1996	2006
Spokane	WA	4,121	—	466		466	4,121	4,587	789	1959	2003
Tacoma	WA	5,208	22	403		403	5,230	5,633	1,500	1997	1996
Tacoma	WA	6,690	—	—		—	6,690	6,690	988	1988	2003
Tacoma	WA	12,560	272	1,090		1,090	12,832	13,922	1,066	1976	2007
Yakima	WA	5,122	39	500		500	5,161	5,661	1,414	1998	1997
Appleton	WI	1,260	—	154		154	1,260	1,414	51	1996	2008
Appleton	WI	1,120	—	136		136	1,120	1,256	45	1997	2008
Beloit	WI	1,274	—	80		80	1,274	1,354	71	1990	2007
Clinton	WI	1,124	—	80		80	1,124	1,204	66	1991	2007
Cudahy	WI	1,859	—	220		220	1,859	2,079	59	2001	2008
East Longmeadow	WI	1,147	—	150		150	1,147	1,297	50	1999	2008
East Longmeadow	WI	716	—	116		116	716	832	28	1994	2008

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
East Longmeadow	WI	1,959	—	120		120	1,959	2,079	61	1998	2008
East Longmeadow	WI	2,235	—	190		190	2,235	2,425	67	1998	2008
Glendale	WI	1,732	—	190		190	1,732	1,922	97	1999	2007
Glendale	WI	1,732	—	190		190	1,732	1,922	97	1999	2007
Glendale	WI	16,391	—	2,185		2,185	16,391	18,576	5,268	1988	1997
Greenfield (14)	WI	20,540	—	1,500		1,500	20,540	22,040	2,140	1999	2004
Hartland	WI	1,651	—	180		180	1,651	1,831	107	1985	2007
Horicon	WI	2,751	—	270		270	2,751	3,021	160	2002	2007
Jefferson	WI	2,036	—	130		130	2,036	2,166	70	1997	2008
Kenosha (6)	WI	615	54	17		17	669	686	81	1997	2005
Kenosha	WI	2,990	—	170		170	2,990	3,160	164	1996	2007
Menasha	WI	706	—	114		114	706	820	27	1994	2008
Menasha	WI	822	—	133		133	822	955	32	1993	2008
Menomonee (15)	WI	13,190	—	4,161		4,161	13,190	17,351	4,240	1989	1997
Middleton (6)	WI	1,866	48	155		155	1,914	2,069	232	1997	2005
Monroe	WI	1,345	—	160		160	1,345	1,505	87	1990	2007
Neenah (6)	WI	1,422	77	73		73	1,499	1,572	181	1996	2005
Neenah	WI	1,296	—	304		304	1,296	1,600	47	2006	2008
Oak Creek	WI	1,732	—	190		190	1,732	1,922	124	1997	2007
Oconomowoc	WI	3,831	—	300		300	3,831	4,131	692	1992	2004
Onalaska (6)	WI	2,303	65	62		62	2,368	2,430	290	1995	2005
Oshkosh (6)	WI	1,046	86	61		61	1,132	1,193	136	1996	2005
Pewaukee	WI	4,766	—	360		360	4,766	5,126	284	2001	2007
St. Francis	WI	2,465	—	190		190	2,465	2,655	146	2000	2007
St. Francis	WI	2,465	—	190		190	2,465	2,655	146	2000	2007
St. Francis (16)	WI	9,645	—	403		403	9,645	10,048	1,500	2001	2004
Stoughton	WI	2,178	—	230		230	2,178	2,408	129	1992	2007

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Sun Prairie	WI	436	89	85		85	525	610	61	1994	2005
Waukesha	WI	5,790	—	2,272		2,272	5,790	8,062	2,171	1978	1997
Waukesha (17)	WI	9,411	1,827	2,765		2,765	11,238	14,003	3,579	1985	1997
Wauwatosa (18)	WI	11,483	—	1,541		1,541	11,483	13,024	1,207	2005	2006
West Allis (19)	WI	8,117	2,911	682		682	11,028	11,710	3,057	1996	1997
West Springfield	WI	1,732	—	406		406	1,732	2,138	63	2007	2008
West Springfield	WI	1,566	—	570		570	1,566	2,136	62	2001	2008
West Springfield	WI	841	—	136		136	841	977	33	1993	2008
Hurricane	WV	5,418	232	705		705	5,650	6,355	1,267	1999	1998

		1,520,063	45,028	159,674		159,674	1,565,091	1,724,765	223,085

Skilled Nursing Facilities:
Benton	AR	4,659	9	685		685	4,668	5,353	1,411	1992	1998
Bryant	AR	4,889	16	320		320	4,905	5,225	1,482	1989	1998
Fort Smith	AR	3,318	—	350		350	3,318	3,668	258	2000	2007
Hot Spring	AR	2,321	—	54		54	2,321	2,375	1,486	1978	1986
Lake Villa	AR	4,318	15	261		261	4,333	4,594	1,146	1998	1998
Monticello	AR	3,295	8	300		300	3,303	3,603	874	1995	1998
Morrilton	AR	3,703	7	250		250	3,710	3,960	1,122	1988	1998
Morrilton	AR	4,995	2	308		308	4,997	5,305	1,322	1996	1998
Wynne	AR	4,165	7	327		327	4,172	4,499	1,261	1990	1998
Chowchilla	CA	1,119	—	109		109	1,119	1,228	594	1965	1987
Gilroy	CA	1,892	387	714		714	2,279	2,993	1,140	1968	1991
Orange	CA	5,082	—	1,141		1,141	5,082	6,223	2,100	1987	1992
East Longmeadow	CT	2,804	—	140		140	2,804	2,944	47	1969	2008
Hartford	CT	4,190	5,223	350		350	9,413	9,763	1,382	1969	2001
Winsted	CT	3,516	970	70		70	4,486	4,556	921	1960	2001
Fort Pierce	FL	3,038	—	125		125	3,038	3,163	2,093	1960	1985

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Jacksonville	FL	1,760	3,382	1,503		1,503	5,142	6,645	540	1997	2005
Jacksonville	FL	2,787	272	498		498	3,059	3,557	1,201	1965	1996
Pensacola	FL	1,833	—	77		77	1,833	1,910	985	1962	1987
Flowery Branch	GA	3,180	600	562		562	3,780	4,342	1,218	1970	1999
Buhl	ID	777	—	15		15	777	792	742	1913	1986
Lasalle	IL	2,703	—	127		127	2,703	2,830	1,835	1975	1989
Litchfield	IL	2,689	—	30		30	2,689	2,719	1,780	1974	1989
Berne	IN	1,904	—	150		150	1,904	2,054	236	1986	2007
Clinton	IN	6,440	—	330		330	6,440	6,770	876	1971	2007
Columbus	IN	3,147	4	200		200	3,151	3,351	308	1988	2007
East Longmeadow	IN	4,340	—	390		390	4,340	4,730	130	1975	2008
East Longmeadow	IN	5,116	—	620		620	5,116	5,736	148	1967	2008
Evansville	IN	5,324	—	280		280	5,324	5,604	3,396	1968	1989
Fowler	IN	3,223	—	300		300	3,223	3,523	95	1973	2008
Gas City	IN	5,377	64	100		100	5,441	5,541	718	1974	2007
Hartford City	IN	1,848	73	130		130	1,921	2,051	233	1988	2007
Huntington	IN	3,263	36	160		160	3,299	3,459	384	1987	2007
Indianapolis	IN	4,829	535	1,700		1,700	5,364	7,064	332	1968	2006
Knox	IN	1,412	—	300		300	1,412	1,712	45	1984	2008
Lawrenceburg	IN	3,834	—	720		720	3,834	4,554	59	1966	2008
Monticello	IN	827	—	180		180	827	1,007	37	1988	2008
Muncie	IN	4,344	3	220		220	4,347	4,567	579	1976	2007
Muncie	IN	7,295	85	160		160	7,380	7,540	823	2001	2007
New Castle	IN	5,173	—	43		43	5,173	5,216	3,295	1972	1989
Petersburg	IN	2,352	4	33		33	2,356	2,389	1,506	1970	1986
Portland	IN	5,313	46	240		240	5,359	5,599	867	1964	2007
Richmond	IN	2,520	—	114		114	2,520	2,634	1,614	1975	1986

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Terre Haute	IN	3,245	140	330		330	3,385	3,715	470	1965	2007
Wabash	IN	2,790	—	40		40	2,790	2,830	1,708	1974	1989
West Springfield	IN	9,673	—	420		420	9,673	10,093	138	1968	2008
Winchester	IN	2,430	10	80		80	2,440	2,520	286	1986	2007
Belleville	KS	1,887	—	213		213	1,887	2,100	991	1977	1993
Hiawatha	KS	788	34	150		150	822	972	382	1974	1998
Salina	KS	2,463	335	27		27	2,798	2,825	1,298	1981	1994
Topeka	KS	1,137	58	100		100	1,195	1,295	346	1973	1998
Wichita	KS	3,168	26	200		200	3,194	3,394	380	1965	2004
Yates Center	KS	705	—	18		18	705	723	306	1967	2002
Andover	MA	10,177	3,414	2,000		2,000	13,591	15,591	1,592	1992	2006
Brighton	MA	9,694	436	2,000		2,000	10,130	12,130	1,319	1995	2006
Danvers	MA	7,244	1,192	392		392	8,436	8,828	1,624	1998	1999
East Longmeadow	MA	16,462	—	700		700	16,462	17,162	1,390	1985	2006
Haverhill	MA	5,734	2,684	660		660	8,418	9,078	3,724	1973	1993
Kingston (7)	MA	4,890	444	2,000		2,000	5,334	7,334	938	1992	2006
Lowell	MA	3,945	4,677	2,500		2,500	8,622	11,122	789	1966	2006
Needham	MA	13,416	647	2,000		2,000	14,063	16,063	1,645	1996	2006
Reading	MA	8,184	396	1,000		1,000	8,580	9,580	1,200	1988	2006
South Hadley	MA	7,250	1,105	1,000		1,000	8,355	9,355	1,169	1988	2006
Springfield (20)	MA	8,250	1,278	2,000		2,000	9,528	11,528	685	1987	2007
Sudbury	MA	10,006	620	4,000		4,000	10,626	14,626	1,350	1997	2006
West Springfield	MA	9,432	1,515	580		580	10,947	11,527	983	1960	2006
Wilbraham	MA	4,473	396	1,000		1,000	4,869	5,869	885	1988	2006
Worcester	MA	12,182	1,790	500		500	13,972	14,472	1,598	1970	2006
Clinton	MD	5,607	356	400		400	5,963	6,363	3,400	1965	1987
Cumberland	MD	5,260	—	150		150	5,260	5,410	3,457	1968	1985

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Hagerstown	MD	4,316	170	215		215	4,486	4,701	2,913	1971	1985
Kensington	MD	5,737	423	1,470		1,470	6,160	7,630	1,259	1954	2002
Westminster	MD	6,795	216	80		80	7,011	7,091	4,487	1973	1985
Duluth	MN	7,377	4,175	1,014		1,014	11,552	12,566	3,693	1971	1997
Hopkins	MN	4,184	2,273	436		436	6,457	6,893	2,975	1961	1985
Minneapolis	MN	5,935	1,893	333		333	7,828	8,161	4,784	1941	1985
Ashland	MO	3,281	—	670		670	3,281	3,951	501	1993	2005
Columbia	MO	5,182	—	430		430	5,182	5,612	781	1994	2005
Dixon	MO	1,892	—	330		330	1,892	2,222	346	1989	2005
Doniphan	MO	4,943	—	120		120	4,943	5,063	822	1991	2005
Forsyth	MO	5,472	—	230		230	5,472	5,702	881	1993	2005
Maryville	MO	2,689	—	51		51	2,689	2,740	1,767	1972	1985
Seymour	MO	3,120	—	200		200	3,120	3,320	483	1990	2005
Silex	MO	1,536	—	870		870	1,536	2,406	306	1991	2005
St. Louis	MO	1,953	—	1,370		1,370	1,953	3,323	353	1988	2005
St. Louis	MO	7,924	—	683		683	7,924	8,607	1,321	1954	2007
Strafford	MO	4,441	—	530		530	4,441	4,971	698	1995	2005
Windsor	MO	2,969	—	350		350	2,969	3,319	467	1996	2005
Columbus	MS	3,520	197	750		750	3,717	4,467	1,084	1976	1998
Hendersonville	NC	2,244	—	116		116	2,244	2,360	1,475	1979	1985
Sparks	NV	3,294	355	740		740	3,649	4,389	1,528	1988	1991
Beacon	NY	20,710	—	1,000		1,000	20,710	21,710	2,162	2002	2006
Fishkill	NY	18,399	—	2,000		2,000	18,399	20,399	1,859	1996	2006
Highland	NY	13,992	—	1,500		1,500	13,992	15,492	1,523	1998	2006
Boardman	OH	7,046	326	60		60	7,372	7,432	5,036	1962	1997
Columbus	OH	4,333	—	343		343	4,333	4,676	2,371	1984	1991
Galion	OH	3,420	93	24		24	3,513	3,537	2,425	1967	1997

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Warren	OH	7,489	266	450		450	7,755	8,205	5,458	1967	1997
Washington Court House	OH	4,086	166	356		356	4,252	4,608	2,302	1984	1991
Grandfield	OK	—	—	—		—	—	—	—	1965	2007
Lawton	OK	4,946	282	196		196	5,228	5,424	429	1985	2007
Lawton	OK	201	75	130		130	276	406	25	1968	2007
Temple	OK	1,405	—	23		23	1,405	1,428	234	1971	2007
Tuttle	OK	1,489	340	35		35	1,829	1,864	282	1960	2007
Greensburg	PA	9,129	—	769		769	9,129	9,898	1,522	1971	2007
Kingston	PA	2,507	—	209		209	2,507	2,716	209	1995	2007
Peckville	PA	1,302	—	116		116	1,302	1,418	108	1991	2007
Beaufort (21)	SC	10,399	—	923		923	10,399	11,322	607	1970	2007
Bennettsville	SC	6,555	—	674		674	6,555	7,229	728	1958	2007
Conway	SC	10,423	—	1,158		1,158	10,423	11,581	434	1975	2007
Mt. Pleasant	SC	5,916	—	648		648	5,916	6,564	657	1977	2007
Celina	TN	861	—	150		150	861	1,011	435	1975	1993
Decatur	TN	3,329	27	193		193	3,356	3,549	1,003	1981	1998
Harrogate	TN	6,058	—	664		664	6,058	6,722	505	1990	2007
Jonesborough	TN	2,562	58	65		65	2,620	2,685	1,299	1982	1993
Madison	TN	6,415	500	1,120		1,120	6,915	8,035	1,937	1967	1998
Baytown	TX	2,010	80	61		61	2,090	2,151	995	1970	1990
Baytown	TX	2,496	224	90		90	2,720	2,810	1,252	1975	1990
Center	TX	1,532	213	22		22	1,745	1,767	806	1972	1990
Clarksville	TX	3,075	174	210		210	3,249	3,459	516	1989	2005
DeSoto	TX	4,662	1,046	610		610	5,708	6,318	845	1987	2005
Flowery Mound	TX	4,873	41	1,211		1,211	4,914	6,125	853	1995	2002
Garland	TX	1,727	212	238		238	1,939	2,177	898	1970	1990
Garland	TX	6,474	—	750		750	6,474	7,224	78	2008	2008

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Gilmer	TX	4,818	88	248		248	4,906	5,154	1,368	1990	1998
Houston	TX	4,262	301	408		408	4,563	4,971	2,374	1982	1990
Humble	TX	1,929	400	140		140	2,329	2,469	1,029	1972	1990
Huntsville	TX	2,037	32	135		135	2,069	2,204	996	1968	1990
Kirbyville	TX	2,533	258	350		350	2,791	3,141	326	1987	2006
Linden	TX	2,520	75	25		25	2,595	2,620	1,333	1968	1993
Marshall	TX	6,291	—	265		265	6,291	6,556	125	2008	2008
McKinney	TX	4,737	170	756		756	4,907	5,663	384	2006	2006
McKinney	TX	4,797	—	1,263		1,263	4,797	6,060	1,412	1967	2000
Mt. Pleasant	TX	2,505	158	40		40	2,663	2,703	1,352	1970	1993
Nacogdoche	TX	1,211	43	135		135	1,254	1,389	621	1973	1990
New Boston	TX	2,366	172	44		44	2,538	2,582	1,265	1966	1993
Omaha	TX	1,579	92	28		28	1,671	1,699	850	1970	1993
San Antonio	TX	4,536	—	—		—	4,536	4,536	842	1988	2002
San Antonio	TX	2,320	399	308		308	2,719	3,027	761	1986	2004
Sherman	TX	2,075	87	67		67	2,162	2,229	1,104	1971	1993
Texarkana	TX	1,244	—	87		87	1,244	1,331	1,008	1983	1986
Trinity	TX	2,466	237	510		510	2,703	3,213	320	1985	2006
Waxahachie	TX	3,493	406	319		319	3,899	4,218	1,937	1976	1987
West Springfield	TX	6,245	—	534		534	6,245	6,779	182	2008	2008
Wharton	TX	2,596	269	380		380	2,865	3,245	288	1988	2006
Salt Lake	UT	2,479	34	280		280	2,513	2,793	299	1972	2004
Annandale	VA	7,752	603	487		487	8,355	8,842	5,152	1963	1985
Charlottes	VA	4,620	337	362		362	4,957	5,319	3,068	1964	1985
Emporia	VA	6,960	238	473		473	7,198	7,671	743	1971	2007
Petersburg	VA	2,215	—	93		93	2,215	2,308	1,456	1972	1985
Petersburg	VA	2,945	—	94		94	2,945	3,039	1,936	1976	1985

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
South Boston	VA	1,335	—	176		176	1,335	1,511	373	1966	2007
Bellingham	WA	8,450	—	620		620	8,450	9,070	—	1999	2008
Everett	WA	7,045	—	830		830	7,045	7,875	872	1995	2004
Moses Lake	WA	4,307	1,326	304		304	5,633	5,937	2,230	1972	1994
Moses Lake	WA	2,385	—	164		164	2,385	2,549	1,139	1988	1994
Seattle	WA	5,752	182	1,223		1,223	5,934	7,157	2,137	1993	1994
Shelton	WA	4,682	—	327		327	4,682	5,009	1,405	1998	1997
Vancouver	WA	6,254	—	680		680	6,254	6,934	774	1991	2004
Chilton	WI	2,423	61	55		55	2,484	2,539	1,606	1963	1986
Florence	WI	1,529	5	15		15	1,534	1,549	980	1970	1986
Green Bay	WI	2,255	—	300		300	2,255	2,555	1,444	1965	1986
Sheboygan	WI	1,697	—	348		348	1,697	2,045	1,083	1967	1986
St. Francis	WI	535	—	80		80	535	615	342	1960	1986
Waukesha	WI	13,546	1,850	2,196		2,196	15,396	17,592	5,582	1973	1997
Wisconsin	WI	1,697	1,519	81		81	3,216	3,297	1,219	1972	1986
Logan	WV	3,006	—	100		100	3,006	3,106	689	1987	2004
Ravenswood	WV	2,986	—	250		250	2,986	3,236	669	1987	2004
South Charleston	WV	4,907	—	750		750	4,907	5,657	1,216	1987	2004
White Sulphur	WV	2,894	—	250		250	2,894	3,144	681	1987	2004
Casper	WY	5,816	—	930		930	5,816	6,746	1,136	1994	2004
Sheridan	WY	4,404	—	837		837	4,404	5,241	846	1989	2004

		771,467	56,468	84,479		84,479	827,935	912,414	208,345

Continuing Care Retirement Communities:
Chandler	AZ	7,039	3,868	1,980		1,980	10,907	12,887	1,941	1992	2002
Sterling	CO	2,716	—	400		400	2,716	3,116	1,335	1979	1994
Largo	FL	8,508	2,625	910		910	11,133	12,043	5,106	1972	2002
Northborough	MA	2,512	11,843	300		300	14,355	14,655	3,234	1968	1998

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Auburn	ME	10,502	—	400		400	10,502	10,902	825	1982	2007
Gorham	ME	15,590	—	800		800	15,590	16,390	1,019	1990	2007
York	ME	10,749	—	1,300		1,300	10,749	12,049	657	2000	2007
Tulsa	OK	7,267	951	500		500	8,218	8,718	599	1981	2007
Trenton	TN	3,004	—	174		174	3,004	3,178	626	1974	2000
Corpus Christi	TX	15,430	13,592	1,848		1,848	29,022	30,870	8,664	1985	1997

		83,317	32,879	8,612		8,612	116,196	124,808	24,006

Specialty Hospitals:
Scottsdale	AZ	5,924	195	242		242	6,119	6,361	3,123	1986	1988
Orange	CA	3,715	—	700		700	3,715	4,415	668	2000	2004
Houston	TX	3,272	7,703	1,097		1,097	10,975	12,072	906	1999	2004
The Woodlands	TX	2,472	—	100		100	2,472	2,572	536	1995	2004
Tucson	AZ	9,435	—	1,275		1,275	9,435	10,710	3,902	1992	1992
Tustin	CA	33,179	—	1,800		1,800	33,179	34,979	5,322	1991	2004
Conroe	TX	3,772	—	900		900	3,772	4,672	811	1992	2004

		61,769	7,898	6,114		6,114	69,667	75,781	15,268

Triple Net Medical Office Buildings:
Huntsville (22)	AL	11,061	—	5,645		5,645	11,061	16,706	584	1994	2007
Chula Vista (23)	CA	20,675	—	4,300		4,300	20,675	24,975	36	2005	2008
East Longmeadow	FL	2,244	—	280		280	2,244	2,524	19	1993	2008
East Longmeadow	FL	3,433	—	1,010		1,010	3,433	4,443	29	1984	2008
East Longmeadow	FL	2,786	—	950		950	2,786	3,736	23	1987	2008
Englewood	FL	2,314	—	1,220		1,220	2,314	3,534	19	1992	2008
Ft. Myers	FL	2,109	—	1,930		1,930	2,109	4,039	18	1989	2008
Naples	FL	2,736	—	1,000		1,000	2,736	3,736	20	1999	2008
Pt. Charlotte	FL	2,541	—	1,700		1,700	2,541	4,241	21	1985	2008

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Sarasota	FL	2,948	—	2,000		2,000	2,948	4,948	25	1996	2008
Venice	FL	2,642	—	1,700		1,700	2,642	4,342	22	1997	2008
Elkhart (24)	IN	2,743	—	107		107	2,743	2,850	107	1994	2007
LaPorte (24)	IN	1,676	—	93		93	1,676	1,769	65	1997	2007
Mishawaka (25)	IN	6,741	—	1,023		1,023	6,741	7,764	262	1993	2007
South Bend (26)	IN	3,013	—	328		328	3,013	3,341	117	1996	2007
Berlin	MD	1,717	—	—		—	1,717	1,717	14	1994	2008
East Longmeadow	MI	2,748	—	180		180	2,748	2,928	23	1997	2008
Madison Heights	MI	2,546	—	180		180	2,546	2,726	18	2002	2008
Houston	TX	21,952	—	1,000		1,000	21,952	22,952	1,244	2006	2007

		98,625	—	24,646		24,646	98,625	123,271	2,666

Medical Office Buildings:
Burbank (27)	CA	25,717	—	—		—	25,717	25,717	452	2004	2008
Castro Valley (28)	CA	5,568	—	—		—	5,568	5,568	109	1998	2008
Lynwood (29)	CA	17,122	70	—		—	17,192	17,192	391	1993	2008
San Gabriel (30)	CA	17,666	—	—		—	17,666	17,666	306	2004	2008
Santa Clara (31)	CA	29,508	—	6,870		6,870	29,508	36,378	532	2005	2008
Torrance	CA	8,674	85	2,980		2,980	8,759	11,739	207	1989	2008
Tamarac (32)	FL	4,704	154	1,492		1,492	4,858	6,350	191	1980	2007
Augusta (33)	GA	2,057	325	—	12	12	2,382	2,394	271	1972	2006
Augusta (33)	GA	2,359	288	587	324	911	2,647	3,558	349	1983	2006
Evans (33)	GA	891	19	—	198	198	910	1,108	116	1940	2006
Buffalo Grove (32)	IL	1,383	27	1,031	30	1,061	1,410	2,471	52	1992	2007
Grayslake (32)	IL	2,429	15	2,198		2,198	2,444	4,642	94	1996	2007
Gurnee (32)	IL	1,436	3	126		126	1,439	1,565	53	2005	2007
Gurnee (32)	IL	1,418	3	176		176	1,421	1,597	56	2002	2007
Gurnee (32)	IL	821	—	72		72	821	893	30	2002	2007

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Gurnee (32)	IL	5,445	3	492		492	5,448	5,940	197	2001	2007
Gurnee (32)	IL	1,489	5	147		147	1,494	1,641	49	1996	2007
Libertyville (32)	IL	5,064	114	153	37	190	5,178	5,368	164	1990	2007
Libertyville (32)	IL	2,598	7	10		10	2,605	2,615	72	1980	2007
Libertyville (32)	IL	3,301	—	336		336	3,301	3,637	114	1988	2007
Round Lake (32)	IL	891	19	1,956		1,956	910	2,866	46	1984	2007
Vernon Hills (32)	IL	946	18	1,914	35	1,949	964	2,913	58	1986	2007
Covington (33)	LA	6,026	626	—	11	11	6,652	6,663	606	1994	2006
Lafayette (33)	LA	972	41	—	36	36	1,013	1,049	108	1984	2006
Lafayette (33)	LA	2,145	240	—	30	30	2,385	2,415	255	1984	2006
Madeville (33)	LA	1,111	102	—	35	35	1,213	1,248	138	1987	2006
Metairie (33)	LA	3,729	350	—	31	31	4,079	4,110	369	1986	2006
Metairie (33)	LA	747	349	—	21	21	1,096	1,117	151	1980	2006
Slidell (32)	LA	1,720	446	1,421		1,421	2,166	3,587	136	1986	2007
Slidell (32)	LA	1,781	391	1,314		1,314	2,172	3,486	117	1990	2007
Arnold	MO	1,371	24	874		874	1,395	2,269	40	1999	2007
Fenton	MO	1,737	—	—		—	1,737	1,737	45	2003	2007
St. Louis	MO	14,229	—	—		—	14,229	14,229	407	2003	2007
St. Louis	MO	12,052	29	—		—	12,081	12,081	402	1993	2007
St. Louis	MO	3,818	76	—		—	3,894	3,894	129	1975	2007
St. Louis	MO	4,946	3	—		—	4,949	4,949	165	1980	2007
St. Louis	MO	2,176	35	1,364		1,364	2,211	3,575	109	1983	2007
Henderson (34)	NV	25,199	1	—		—	25,200	25,200	398	1999	2008
Reno (35)	NV	12,116	2	1,254		1,254	12,118	13,372	1,584	2004	2008
Columbus (32)	OH	10,738	27	698		698	10,765	11,463	404	1999	2007
Hillsboro (36)	OR	31,215	3	—		—	31,218	31,218	492	2003	2008
Irmo (37)	SC	8,754	—	2,177		2,177	8,754	10,931	309	2004	2007

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

Facility Type and Location		Initial Cost to Company Buiding and Improvements	Cost Capitalized Subsequent to Acquisition	Land (2)	Land Improvement	Gross Amount at which Carried at Close of Period (1)			Accumulated Depreciation	Original Construction Date	Date Acquired
						Land	Buildings and Improvements	Total
Walterboro (33)	SC	2,033	179	10		10	2,212	2,222	231	1998	2006
Jasper (33)	TN	3,862	85	7		7	3,947	3,954	308	1998	2006
Brownsville (33)	TX	381	5	351		351	386	737	55	1989	2006
Frisco (33)	TX	885	68	210		210	953	1,163	156	1996	2006
Houston (33)	TX	1,320	741	260	71	331	2,061	2,392	292	1982	2006
Houston (33)	TX	858	444	5		5	1,302	1,307	75	1982	2006
Keller (33)	TX	270	12	195	62	257	282	539	41	1995	2006
Mansfield (33)	TX	1,038	105	152		152	1,143	1,295	136	1998	2006
Christians (33)	VA	649	10	71	22	93	659	752	56	1997	2006
Midlothian (33)	VA	255	54	190	80	270	309	579	57	1985	2006
Richmond (33)	VA	3,038	939	4		4	3,977	3,981	319	1976	2006
Vancouver	WA	31,559	511	—		—	32,070	32,070	1,440	2001	2007
Vancouver	WA	6,379	—	—		—	6,379	6,379	320	1972	2007
Vancouver	WA	29,548	29	—		—	29,577	29,577	1,644	1980	2007
Vancouver	WA	11,609	—	—		—	11,609	11,609	563	1999	2007
Vancouver	WA	8,376	—	699		699	8,376	9,075	419	1994	2007
Vancouver	WA	4,223	—	2,969		2,969	4,223	7,192	257	1995	2007
Vancouver	WA	871	—	1,069		1,069	871	1,940	100	1997	2007

		395,223	7,082	35,834	1,035	36,869	402,305	439,174	16,742

Grand Total		2,930,464	149,355	319,359	1,035	320,394	3,079,819	3,400,213	490,112

(1)	Also represents the approximate cost for federal income tax purposes.
(2)	Gross amount at which land is carried at close of period also represents initial costs to the Company.
(3)	Real estate is security for notes payable in the aggregate of $26,385,513 at December 31, 2008.
(4)	Real estate is security for notes payable in the aggregate of $6,569,788 at December 31, 2008.
(5)	Real estate is security for notes payable in the aggregate of $26,329,525 at December 31, 2008.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

(6)	Real estate is security for notes payable in the aggregate of $55,253,288 at December 31, 2008.
(7)	Real estate is security for notes payable in the aggregate of $13,801,085 at December 31, 2008.
(8)	Real estate is security for notes payable in the aggregate of $10,138,654 at December 31, 2008.
(9)	Real estate is security for notes payable in the aggregate of $2,724,692 at December 31, 2008.
(10)	Real estate is security for notes payable in the aggregate of $2,371,704 at December 31, 2008.
(11)	Real estate is security for notes payable in the aggregate of $2,779,363 at December 31, 2008.
(12)	Real estate is security for notes payable in the aggregate of $2,760,829 at December 31, 2008.
(13)	Real estate is security for notes payable in the aggregate of $8,352,421 at December 31, 2008.
(14)	Real estate is security for notes payable in the aggregate of $8,864,856 at December 31, 2008.
(15)	Real estate is security for notes payable in the aggregate of $8,658,764 at December 31, 2008.
(16)	Real estate is security for notes payable in the aggregate of $6,000,000 at December 31, 2008.
(17)	Real estate is security for notes payable in the aggregate of $5,394,225 at December 31, 2008.
(18)	Real estate is security for notes payable in the aggregate of $6,600,000 at December 31, 2008.
(19)	Real estate is security for notes payable in the aggregate of $5,150,000 at December 31, 2008.
(20)	Real estate is security for notes payable in the aggregate of $5,170,210 at December 31, 2008.
(21)	Real estate is security for notes payable in the aggregate of $4,888,176 at December 31, 2008.
(22)	Real estate is security for notes payable in the aggregate of $6,646,518 at December 31, 2008.
(23)	Real estate is security for notes payable in the aggregate of $16,000,000 at December 31, 2008.
(24)	Real estate is security for notes payable in the aggregate of $2,190,597 at December 31, 2008.
(25)	Real estate is security for notes payable in the aggregate of $3,869,417 at December 31, 2008.
(26)	Real estate is security for notes payable in the aggregate of $1,592,727 at December 31, 2008.
(27)	Real estate is security for notes payable in the aggregate of $14,437,118 at December 31, 2008.
(28)	Real estate is security for notes payable in the aggregate of $2,917,046 at December 31, 2008.
(29)	Real estate is security for notes payable in the aggregate of $9,935,275 at December 31, 2008.
(30)	Real estate is security for notes payable in the aggregate of $9,968,490 at December 31, 2008.
(31)	Real estate is security for notes payable in the aggregate of $24,000,000 at December 31, 2008.
(32)	Real estate is security for notes payable in the aggregate of $45,485,901 at December 31, 2008.
(33)	Real estate is security for notes payable in the aggregate of $39,071,314 at December 31, 2008.
(34)	Real estate is security for notes payable in the aggregate of $13,092,334 at December 31, 2008.
(35)	Real estate is security for notes payable in the aggregate of $8,223,974 at December 31, 2008.
(36)	Real estate is security for notes payable in the aggregate of $21,319,198 at December 31, 2008.
(37)	Real estate is security for notes payable in the aggregate of $8,256,067 at December 31, 2008.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

NATIONWIDE HEALTH PROPERTIES, INC.

DECEMBER 31, 2008

(Dollar amounts in thousands)

	Real Estate Properties	Accumulated Depreciation
Balances at December 31, 2005	$2,042,746	$344,224
Acquisitions	976,654	71,011
Improvements and Construction	14,426	3,186
Sales and Transfers to Assets Held for Sale	(185,039)	(46,220)

Balances at December 31, 2006	2,848,787	372,201

Acquisitions	661,801	92,325
Improvements and Construction	17,719	3,497
Sales and Transfers to Assets Held for Sale	(330,331)	(57,158)

Balances at December 31, 2007	3,197,976	410,865

Acquisitions	375,724	103,221
Improvements and Construction	45,544	4,147
Sales and Transfers to Assets Held for Sale	(219,031)	(28,121)

Balances at December 31, 2008	$3,400,213	$490,112

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Portfolio Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we believe that, as of December 31, 2008, the company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2008 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nationwide Health Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationwide Health Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Nationwide Health Properties, Inc. and our report dated February 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Irvine, California

February 16, 2009

PART III

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is presented (i) under the captions “Executive Officers of the Company” and “Business Code of Conduct & Ethics” in Item 1 of this report, and (ii) in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2009, under the captions “Directors Standing for Election,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Stockholder Proposals for the 2010 Annual Meeting,” “Audit Committee” and “Board Composition,” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is presented under the captions “How are directors compensated?,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report on Executive Compensation” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2009, and is incorporated herein by reference.

The information required by this item is presented under the caption “Equity Compensation Plans” in Item 5 of this report, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is presented under the captions “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Board Composition” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2009, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is presented under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 5, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits

Exhibit No.	Description

2.1	Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 25, 2008, by and among the Company, Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(1)

2.2	First Amendment to Formation and Contribution Agreement and joint Escrow Instructions, dated as of March 10, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(2)

2.3	Due Diligence Waiver and Second Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 14, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.

2.4	Third Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 26, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.4 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.

2.5	Fourth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 28, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.

2.6	Fifth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of April 22, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.

2.7	Sixth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of May 12, 2008, by and among the Company, PMB, and certain of PMB’s affiliates.

Exhibit No.	Description

2.8	Seventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 24, 2008, by and among the Company, PMB, and certain of PMB’s affiliates.

2.9	Eighth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of July 25, 2008, by and among the Company, PMB, and certain of PMB’s affiliates.

2.10	Ninth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of August 27, 2008, by and among the Company, PMB, and certain of PMB’s affiliates.

2.11	Tenth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2008, by and among the Company, PMB, and certain of PMB’s affiliates.

3.1	Charter of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K dated August 1, 2008, and incorporated herein by this reference.

3.2	Bylaws of the Company, as amended and restated on February 10, 2009, filed as Exhibit 3.1 to the Company’s Form 8-K dated February 17, 2009, and incorporated herein by this reference.

4.1	Indenture dated as of August 19, 1997, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.

4.2	Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.

4.3	First Supplemental Indenture dated as of May 18, 2005, between the Company and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 11, 2005, and incorporated herein by this reference.

4.4	Form of 6.00% Note Due 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 11, 2005, and incorporated herein by this reference.

4.5	Indenture, dated July 14, 2006, between the Company and J.P. Morgan Trust Company, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.

4.6	Form of 6.50% Note Due 2011, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.

4.7	Specimen Common Stock Certificate, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-127366) dated August 9, 2005, and incorporated herein by this reference.

4.8	Indenture, dated October 19, 2007, between the Company and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Form 8-K dated October 19, 2007, and incorporated herein by this reference.

10.1	1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*

10.2	Form of Stock Option Agreement under the 1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001.*

Exhibit No.	Description

10.3(a)	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Appendix B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on March 24, 2005, and incorporated herein by this reference.*

10.3(b)	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.4(a)	Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by this reference.*

10.4(b)	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.9 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.5	Amended and Restated Deferred Compensation Plan of the Company, dated October 28, 2008, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.6	Form of Amended and Restated Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.7 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.7	Form of Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.8(a)	Amended and Restated Credit Agreement, dated as of October 20, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by this reference.

10.8(b)	First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company, the Lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 20 additional banks, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 18, 2006, and incorporated herein by this reference.

10.9	Form of Indemnity Agreement for certain officers and directors of the Company, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.*

10.10	Executive Employment Security Policy, as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*

10.11	Form of Change in Control Agreement with certain officers of the Company, filed as Exhibit 10.10 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.12	Retirement and Severance Agreement, dated April 16, 2004, by and between the Company and R. Bruce Andrews, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.*

10.13	Second Amended and Restated Employment Agreement, dated as of October 28, 2008, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.11 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

Exhibit No.	Description

10.14	Separation Agreement, dated April 5, 2005, by and between the Company and Mark L. Desmond, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005, and incorporated herein by this reference.*

10.15	Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Douglas M. Pasquale.*

10.16	Form of Stock Unit Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.3 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.17	Form of Stock Appreciation Rights Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.4 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.18	Form of Performance Share Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.5 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

10.19	Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Abdo H. Khoury.*

10.20	Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Donald D. Bradley.*

10.21	Form of Restricted Stock Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, and incorporated herein by this reference.*

10.22	Agreement and Plan of Merger, dated as of March 22, 2006, by and among Nationwide Health Properties, Inc., HAL Acquisition Corp., and Hearthstone Assisted Living, Inc., filed as Exhibit 2.1 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

10.23(a)	Master Transactions Agreement, dated as of March 22, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Operations, LLC, and Hearthstone Assisted Living, Inc., filed as Exhibit 2.2 to the Company’s Form 8-K dated March 28, 2006, and incorporated herein by this reference.

10.23(b)	Amendment to Master Transactions Agreement, dated May 31, 2006, by and among Nationwide Health Properties, Inc., Hearthstone Assisted Living, Inc. and Hearthstone Operations, LLC, filed as Exhibit 2.1 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

10.24(a)	Master Lease Agreement, dated May 31, 2006, by and among the Company and the other entities listed on Schedule I thereto, filed as Exhibit 2.3 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.

10.24(b)	First Amendment to Master Lease and Letter of Credit Agreement and Consent of Guarantor, dated June 29, 2006 by and among the Company, the entities listed on the signature pages thereto as “Tenant,” and Hearthstone Senior Services, L.P., filed as Exhibit 10.1 to the Company’s Form 8-K/A dated June 30, 2006, and incorporated herein by this reference.

10.25	Purchase and Sale Agreement, dated as of February 6, 2008, between the Company and its Affiliated signatories thereto, and Emeritus Corporation, filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.

Exhibit No.	Description

10.26	First Amendment to Purchase and Sale Agreement, dated as of March 25, 2008, by and among the Company and its Affiliated signatories thereto, and Emeritus Corporation, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.

10.27	Letter Agreement entered into by and between the Company and David E. Snyder dated February 22, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K dated January 29, 2008, and incorporated herein by this reference.*

10.28	Guaranty of Obligations, dated as of September 18, 2008, by and among Jeffrey L. Rush, Mark D. Toothacre, Elizabeth A. Powell, Kimberly B. Cochrane and Robert A. Rosenthal, as guarantors, and the Company.

10.29(a)	Form of Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., filed as Exhibit T to the Formation and Contribution Agreement and Joint Escrow Instructions, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.

10.29(b)	First Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of May 12, 2008.

10.29(c)	Second Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of February 9, 2009.

12	Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

31	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.

32	Section 1350 Certifications of CEO and CFO.

(1)	Exhibits D, E, P-2, V-1, V-2, W, X, Y and BB have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.
(2)	Exhibit V-1 has been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ DOUGLAS M. PASQUALE
Douglas M. Pasquale
President and Chief Executive Officer

Dated: February 18, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES D. MILLER Charles D. Miller	Chairman and Director	February 18, 2009

/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	President, Chief Executive Officer and Director	February 18, 2009

/s/ ABDO H. KHOURY Abdo H. Khoury	Executive Vice President and Chief Financial and Portfolio Officer (Principal Financial and Accounting Officer)	February 18, 2009

/s/ R. BRUCE ANDREWS R. Bruce Andrews	Director	February 18, 2009

/s/ DAVID R. BANKS David R. Banks	Director	February 18, 2009

/s/ RICHARD I. GILCHRIST Richard I. Gilchrist	Director	February 18, 2009

/s/ WILLIAM K. DOYLE William K. Doyle	Director	February 18, 2009

/s/ ROBERT D. PAULSON Robert D. Paulson	Director	February 18, 2009

/s/ JEFFREY L. RUSH Jeffrey L. Rush	Director	February 18, 2009

/s/ KEITH P. RUSSELL Keith P. Russell	Director	February 18, 2009

/s/ JACK D. SAMUELSON Jack D. Samuelson	Director	February 18, 2009