Form 10-Q
period 2009-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2009-05-07
CIK 780053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $0.10 par value, outstanding at May 5, 2009: 102,593,652

NATIONWIDE HEALTH PROPERTIES, INC.

FORM 10-Q

MARCH 31, 2009

Part I. Financial Information

Item 1.	Financial Statements

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate:
Land	$318,846	$320,394
Buildings and improvements	3,070,629	3,079,819

	3,389,475	3,400,213
Less accumulated depreciation	(512,674)	(490,112)

	2,876,801	2,910,101
Mortgage loans receivable, net	116,975	112,399
Mortgage loan receivable from related party	47,500	47,500
Investments in unconsolidated joint ventures	50,096	54,299

	3,091,372	3,124,299
Cash and cash equivalents	80,285	82,250
Receivables, net	6,591	6,066
Asset held for sale	—	4,542
Intangible assets	108,428	109,434
Other assets	133,314	131,534

	$3,419,990	$3,458,125

LIABILITIES AND EQUITY
Unsecured senior credit facility	$—	$—
Senior notes	1,029,233	1,056,233
Notes and bonds payable	440,409	435,199
Accounts payable and accrued liabilities	124,112	144,566

Total liabilities	1,593,754	1,635,998
Redeemable OP unitholder interests	56,096	56,778
Commitments and contingencies
Equity
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, 749,184 shares issued and outstanding at March 31, 2009 and December 31, 2008, stated at liquidation preference of $100 per share	74,918	74,918
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 102,482,993 and 102,279,940 at March 31, 2009 and December 31, 2008, respectively	10,248	10,228
Capital in excess of par value	1,791,155	1,786,193
Cumulative net income	1,607,495	1,556,889
Accumulated other comprehensive (loss) income	(1,826)	1,846
Cumulative dividends	(1,716,195)	(1,669,407)

Total NHP stockholders’ equity	1,765,795	1,760,667
Noncontrolling interests	4,345	4,682

Total equity	1,770,140	1,765,349

	$3,419,990	$3,458,125

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenue:
Triple-net lease rent	$74,263	$69,073
Medical office building operating rent	16,653	10,930

	90,916	80,003
Interest and other income	6,335	5,267

	97,251	85,270

Expenses:
Interest and amortization of deferred financing costs	24,071	24,738
Depreciation and amortization	31,029	27,283
General and administrative	6,931	6,498
Medical office building operating expenses	6,834	4,864

	68,865	63,383

Operating income	28,386	21,887
Income from unconsolidated joint ventures	1,013	1,053

Income from continuing operations	29,399	22,940

Discontinued operations:
Gains on sale of facilities, net	21,152	10,866
Income from discontinued operations	82	3,640

	21,234	14,506

Net income	50,633	37,446
Net (income) loss attributable to noncontrolling interests	(27)	9

Net income attributable to NHP	50,606	37,455
Preferred stock dividends	(1,452)	(2,062)

Net income attributable to NHP common stockholders	$49,154	$35,393

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.22
Discontinued operations attributable to NHP common stockholders	0.21	0.15

Net income attributable to NHP common stockholders	$0.48	$0.37

Basic weighted average shares outstanding	102,355	95,274

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.22
Discontinued operations attributable to NHP common stockholders	0.20	0.15

Net income attributable to NHP common stockholders	$0.47	$0.37

Diluted weighted average shares outstanding	104,408	95,783

Dividends declared per share	$0.44	$0.44

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(In thousands)

	NHP Stockholders’ Equity								Noncontrolling interests	Total equity
	Preferred Stock		Common stock		Capital in excess of par value	Cumulative net income	Accumulated other comprehensive income	Cumulative dividends
	Shares	Amount	Shares	Amount
Balances at December 31, 2008	749	$74,918	102,280	$10,228	$1,786,193	$1,556,889	$1,846	$(1,669,407)	$4,682	$1,765,349
Comprehensive income:
Net income	—	—	—	—	—	50,606	—	—	27	50,633
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(125)	—	—	(125)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(3,547)	—	—	(3,547)

Comprehensive income	—	—	—	—	—	—	—	—	—	46,961
Issuance of common stock, net	—	—	203	20	4,962	—	—	—	—	4,982
Preferred dividends	—	—	—	—	—	—	—	(1,452)	—	(1,452)
Common dividends	—	—	—	—	—	—	—	(45,336)	—	(45,336)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(364)	(364)

Balances at March 31, 2009	749	$74,918	102,483	$10,248	$1,791,155	$1,607,495	$(1,826)	$(1,716,195)	$4,345	$1,770,140

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Consolidated net income	$50,633	$37,446
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,123	28,714
Stock-based compensation	1,573	1,331
Gain on sale of facilities, net	(21,152)	(10,866)
Amortization of deferred financing costs	703	628
Mortgage loan premium amortization	19	84
Straight-line rent	(1,621)	(2,829)
Equity in earnings from unconsolidated joint ventures	5	(96)
Distributions from unconsolidated joint ventures	201	96
Changes in operating assets and liabilities:
Receivables	(525)	644
Intangible and other assets	(987)	(11,298)
Accounts payable and accrued liabilities	(16,063)	7,637

Net cash provided by operating activities	43,909	51,491

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(8,583)	(33,121)
Proceeds from sale of real estate facilities	36,284	18,899
Investment in mortgage and other loans receivable	(13,179)	(31,142)
Principal payments on mortgage and other loans receivable	5,445	9,627
Contributions to unconsolidated joint ventures	(110)	(1,103)
Distributions from unconsolidated joint ventures	559	3,323

Net cash provided by (used in) investing activities	20,416	(33,517)

Cash flows from financing activities:
Borrowings under credit facility	—	128,000
Repayment of borrowings under credit facility	—	(113,000)
Repayment of senior unsecured debt	(27,000)	(10,000)
Issuance of notes and bonds payable	6,862	8,026
Principal payments on notes and bonds payable	(1,652)	(13,907)
Issuance of common stock, net	3,309	38,175
Distributions to noncontrolling interests	(364)	—
Contributions from noncontrolling interests	—	7
Distributions to redeemable OP unitholders	(682)	(438)
Dividends paid	(46,681)	(44,127)
Deferred financing costs	(82)	—

Net cash used in financing activities	(66,290)	(7,264)

(Decrease) increase in cash and cash equivalents	(1,965)	10,710
Cash and cash equivalents, beginning of period	82,250	19,407

Cash and cash equivalents, end of period	$80,285	$30,117

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

1. Organization

Nationwide Health Properties, Inc., a Maryland corporation, is a real estate investment trust (“REIT”) that invests in healthcare related real estate, primarily senior housing, long-term care properties and medical office buildings. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the three months ended March 31, 2009, approximately 93% of our revenues were derived from leases, with the remaining 7% from mortgage loans, other financing activities and other miscellaneous income.

We believe we have operated in such a manner as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We intend to continue to qualify as such and therefore distribute at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gain) to our stockholders. If we qualify for taxation as a REIT, and we distribute 100% of our taxable income to our stockholders, we will generally not be subject to U.S. federal income taxes on our income that is distributed to stockholders. Accordingly, no provision has been made for federal income taxes.

As of March 31, 2009, we had investments in 579 healthcare facilities and one land parcel located in 43 states, consisting of:

Consolidated facilities:

•	251 assisted and independent living facilities;

•	170 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings;

•	60 multi-tenant medical office buildings, 51 of which are operated by consolidated joint ventures (see Note 5); and

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities;

•	2 medical office buildings; and

•	1 continuing care retirement community.

Mortgage loans secured by:

•	16 skilled nursing facilities;

•	9 assisted and independent living facilities

•	1 medical office building; and

•	1 land parcel.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2009, our directly owned facilities, other than our multi-tenant medical office buildings most of which are operated by our consolidated joint ventures (see Note 5), were operated by 84 different healthcare providers, including the following publicly traded companies:

Number of Facilities Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants each accounted for more than 10% of our revenues at March 31, 2009, as follows:

• Brookdale Senior Living, Inc.	15.1%
• Hearthstone Senior Services, L.P.	10.6%

2. Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results for a full year.

On January 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (“ARB”) No. 51 (“SFAS No. 160”). In accordance with the requirements of SFAS No. 160, noncontrolling interests are reported within the equity section of the consolidated balance sheets, and amounts attributable to controlling and noncontrolling interests are reported separately in the consolidated income statements and consolidated statement of equity. The adoption of SFAS No. 160 did not impact earnings per share attributable to our common stockholders.

Principles of Consolidation

The condensed consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our joint ventures that are controlled through voting rights or other means. We apply Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised, for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. We also apply Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, to investments in joint ventures. All material intercompany accounts and transactions have been eliminated.

Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE involves the consideration of various factors including, but not limited to, the form of our ownership interest, our

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with GAAP, including SFAS No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectability is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.

Our assessment of the collectability of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we will provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

We recorded $1.6 million and $2.8 million of revenues in excess of cash received during the three months ended March 31, 2009 and 2008, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $22.6 million at March 31, 2009 and $21.2 million at December 31, 2008, net of reserves of $96.1 million and $90.7 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. In accordance with SFAS No. 144, gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our balance sheets. All other gains are included in discontinued operations.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. No impairment charges were recorded during the three months ended March 31, 2009 or 2008.

Collectability of Receivables

We evaluate the collectability of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $6.8 million at March 31, 2009 and $5.4 million at December 31, 2008. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1.6 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.

Land, Buildings and Improvements and Depreciation and Useful Lives of Assets

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $25.7 million and $24.3 million for the three months ended March 31, 2009 and 2008, respectively.

We have historically allocated purchase prices in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). On January 1, 2009, we adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is effective for business combinations completed on or after January 1, 2009 and retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs are expensed, which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels. No business combinations were completed during the three months ended March 31, 2009.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For our triple-net leased facilities, a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We amortize intangible assets and liabilities over the remaining lease terms of the respective leases to real estate amortization expense or medical office building operating rent, as appropriate.

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

Derivative instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of derivative instruments are recognized currently in earnings, unless the derivative instrument meets the criteria for hedge accounting contained in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS No. 133”). If the derivative instruments meet the criteria for a cash flow hedge, the gains and losses recognized upon changes in the fair value of the derivative instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

For investments in entities reported under the equity method of accounting, we record our pro rata share of the entity’s derivative instruments’ fair value, other comprehensive income or loss and gains and losses determined in accordance with SFAS No. 133 as applicable.

Segment Reporting

We report our consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 19).

Redeemable Limited Partnership Unitholders and Noncontrolling Interests

NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of EITF 04-5, as our wholly owned subsidiary is the general partner and exercises control. As of March 31, 2009 and December 31, 2008,

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

third party investors owned 1,829,562 limited partnership units in NHP/PMB (“OP Units”), which represents 60.7% of the total units outstanding. After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. As we do not control the ability to settle in registered shares, the redeemable OP unitholder interests are classified outside of permanent equity on our balance sheets. We applied the provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. The cost basis of the OP Units held by redeemable OP unitholder interests was $56.1 million and $56.8 million at March 31, 2009 and December 31, 2008, respectively.

NHP/PMB has a 50% interest in one multi-tenant medical office building through a joint venture which is consolidated by NHP/PMB. The cost of the noncontrolling interest for this joint venture was $0.6 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively.

We also have two consolidated joint ventures with The Broe Companies (“Broe”) and one consolidated joint venture with McShane Medical Office Properties, Inc. (“McShane”) that invest in multi-tenant medical office buildings (see Note 5). The cost of the noncontrolling interests for these joint ventures was $3.8 million and $4.2 million at March 31, 2009 and December 31, 2008, respectively.

Fair Value

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for our financial assets and liabilities measured at fair value on a recurring basis. On January 1, 2009, we adopted the provisions of SFAS No. 157 for our nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial position.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At March 31, 2009, we had $3.5 million of financial assets and $3.5 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source. At December 31, 2008, we had $3.7 million of financial assets and $3.7 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective January 1, 2008. We have not elected to apply the fair value option to any specific financial assets or liabilities.

Earnings per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting dividends declared on preferred stock from income from continuing operations.

On January 1, 2009, we adopted the provisions of FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends (“participating securities”) outstanding during a reporting period. The participating securities share in undistributed earnings with common shareholders for purposes of calculating basic earnings per share. Upon adoption, the presentation of all prior period EPS data was adjusted retrospectively with no material impact.

Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B convertible preferred stock and/or limited

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

partnership units in NHP/PMB. The dilutive effect of stock options and other share-settled compensation plans that do not contain rights to nonforfeitable dividends is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.

Impact of New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R) to require additional disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for the year ending December 31, 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for (i) estimating the fair value of an asset or liability when a formerly active market has become inactive and (ii) identifying transactions that are distressed or forced. FSP FAS 157-4 reaffirms the principles set forth in SFAS No. 157 that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective financial statements issued for the period ending June 30, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 expands the fair value disclosures, including disclosure of methods and significant assumptions used to estimate fair value, required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities. FSP FAS 107-1 is effective for financial statements issued for the period ending June 30, 2009. The adoption of FSP FAS 107-1 is not expected to have a material impact on our results of operations or financial position.

3. Real Estate Properties

At March 31, 2009, we had direct ownership of:

•	251 assisted and independent living facilities;

•	170 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings; and

•	60 multi-tenant medical office buildings, 51 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of March 31, 2009, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of March 31, 2009, leases covering 463 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $71.8 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of March 31, 2009, leases covering 336 facilities contained provisions for property tax impounds, and leases covering 207 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.

During the three months ended March 31, 2009, we funded $8.0 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2009, we had committed to fund additional expansions, construction and capital improvements of $119.4 million.

During the three months ended March 31, 2009, we sold two skilled nursing facilities, each not previously transferred to assets held for sale, for a gross purchase price of $16.0 million that resulted in a total gain of $6.7 million which is included in gain on sale of facilities in discontinued operations.

4. Mortgage Loans Receivable

At March 31, 2009, we held 14 mortgage loans receivable secured by 16 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here.

In addition to the loans described above, in February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc. (“Brookdale”), under which we became a lender with a commitment of $8.8 million under their $230.0 million revolving loan facility which is scheduled to mature on August 31, 2010 (“Brookdale Credit Facility”). To the extent that the revolving loan commitment has not been permanently reduced either voluntarily or as a result of mandatory prepayments, the total revolving loan commitment will be automatically reduced as of the dates and to the amounts set forth below:

	Total Facility	NHP Share
March 31, 2009	$220.0 million	$8.4 million
June 30, 2009	$200.0 million	$7.7 million
September 30, 2009	$180.0 million	$6.9 million
December 31, 2009	$155.0 million	$5.9 million
March 31, 2010	$130.0 million	$5.0 million
June 30, 2010	$75.0 million	$2.9 million

At Brookdale’s option, borrowings generally bear interest at either applicable LIBOR (subject to a stated minimum rate) plus 7.0% or the greater of (i) the prime rate or (ii) the Federal Funds rate plus 0.5%, plus a margin of 7.0%. Pursuant to the terms of the agreement, Brookdale is required to pay certain fees and make certain mandatory prepayments. The revolving loan facility is secured by, among other things, certain real property and related personal property owned by Brookdale and equity interests in certain of Brookdale’s subsidiaries. During the three months ended March 31, 2009, we funded $7.4 million of which $1.5 million was subsequently repaid. At March 31, 2009, $5.9 million remained outstanding.

At March 31, 2009, the mortgage loans receivable had a net book value of $164.5 million, with individual outstanding principal balances ranging from $0.7 million to $47.5 million and maturities ranging from 2009 to 2024.

During the three months ended March 31, 2009, we also funded an additional $2.5 million on existing mortgage loans.

During the three months ended March 31, 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during the three months ended March 31, 2009) was prepaid.

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

Cash distributions from the Broe I joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, Broe will receive an increasing percentage of the cash distributions from the joint venture.

At March 31, 2009, the Broe I joint venture owned 20 multi-tenant medical office buildings located in six states.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three months ended March 31, 2009, the Broe I joint venture funded $0.6 million in capital and tenant improvements at certain facilities.

During the three months ended March 31, 2009, the Broe I joint venture exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced three additional loans totaling $6.4 million that were scheduled to mature in February 2009, extending their maturity to February 2012.

During the three months ended March 31, 2009, no cash distributions from the Broe I joint venture were made to us or to Broe.

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

At March 31, 2009, the Broe II joint venture owned 16 multi-tenant medical office buildings located in four states.

During the three months ended March 31, 2009, the Broe II joint venture funded $0.1 million in capital and tenant improvements at certain facilities.

During the three months ended March 31, 2009, an additional $6.6 million was funded on an existing loan secured by a portion of the Broe II portfolio.

During the three months ended March 31, 2009, cash distributions from the Broe II joint venture of $0.7 million and $35,000 were made to us and to Broe, respectively.

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

At March 31, 2009, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.

During the three months ended March 31, 2009, no cash distributions from the McShane/NHP joint venture were made to us or to McShane.

All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.

NHP/PMB L.P

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumption of approximately $282.6 million of mortgage financing. Under this agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). Pursuant to the agreement with Pacific Medical Buildings LLC, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings. During the three months ended March 31, 2009, we elected to terminate the agreement with respect to five properties after the conditions for us to close on such properties were not satisfied.

Included in the cost of the 2008 acquisitions from Pacific Medical Buildings LLC affiliates is $7.8 million of accrued acquisition costs at March 31, 2009. These accrued acquisition costs will be paid and are calculated based on the properties that have closed to date. If we acquire more buildings under this agreement, this amount would increase.

Under the terms of the agreement, a portion of the consideration for the multi-tenant medical office buildings is to be paid in the form of OP Units. After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. During the three months ended March 31, 2009, cash distributions from NHP/PMB of $0.5 million were made to OP unitholders.

Additionally, we entered into an agreement with NHP/PMB, PMB LLC and PMB Real Estate Services LLC (“PMBRES”) (see Note 6) pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion (increased from $1.0 billion) of multi-tenant medical office buildings developed by PMB LLC through April 2019 (extended from April 2016). The total value of this agreement was increased and the expiration date of this agreement was extended as a result of the termination of the February 2008 agreement described above with respect to five properties after the conditions for us to close on such properties were not satisfied.

All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.

6. Investment in Unconsolidated Joint Ventures

State Pension Fund Investor

In January 2007, we entered into a joint venture with a state pension fund investor. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments with approximately 40% equity contributions and 60% debt. The original approved investment target was $475 million, but we exceeded that amount in 2007, and the total potential investment amount has been increased to $975 million. The financial statements of the joint venture are not consolidated in our financial statements as our joint venture partner has substantive participating rights, and accordingly our investment is accounted for using the equity method.

At March 31, 2009, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.

During January 2008, the joint venture entered into an interest rate swap contract that is designated as effectively hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at March 31, 2009 and December 31, 2008 was $14.2 million and $14.4 million, respectively, which is included in accrued liabilities on the joint venture’s balance sheet.

Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. In addition to our share of the income, we receive a management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During each of the three months ended March 31, 2009 and 2008, we earned management fees of $1.0 million. During the three months ended March 31, 2009 and 2008, our share of the net income was $0.2 million and $0.1 million, respectively.

PMB Real Estate Services LLC

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

50% interest, we paid $1 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to six times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES provides property and asset management services for the multi-tenant medical office buildings acquired under the February 2008 agreement with Pacific Medical Buildings LLC and certain of its affiliates, and receives an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees. During the three months ended March 31, 2009, our share of the net loss was $0.2 million.

PMB SB 399-401 East Highland LLC

In August 2008, we acquired from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC, a 44.95% interest in an entity that owns two multi-tenant medical office buildings for $3.5 million. During the three months ended March 31, 2009, our share of the net income was $21,000.

7. Assets Held for Sale

At December 31, 2008, one assisted living facility was classified as an asset held for sale. This facility was sold during the three months ended March 31, 2009 for a gross purchase price of $19.0 million, resulting in a gain on sale of $14.4 million which is included in gain on sale of facilities in discontinued operations.

At March 31, 2009, no facilities were classified as assets held for sale.

8. Intangible Assets

Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At March 31, 2009 and December 31, 2008, the gross balance of intangible lease assets was $132.7 million and $130.1 million, respectively. At March 31, 2009 and December 31, 2008, the accumulated amortization of intangible lease assets was $24.3 million and $20.7 million, respectively. For the three months ended March 31, 2009 and 2008, medical office building operating rent includes $0.2 million and $0.1 million, respectively, from the amortization of above/below market lease intangibles. For the three months ended March 31, 2009 and 2008, expenses include $5.1 million and $2.8 million, respectively, from the amortization of other intangible lease assets and liabilities. Additionally, at March 31, 2009 and December 31, 2008, we had $21.6 million and $23.9 million, respectively, of gross intangible liabilities recorded under the caption “Accounts payable and accrued liabilities” on our balance sheets. At March 31, 2009 and December 31, 2008, the accumulated amortization of intangible liabilities was $2.7 million and $2.1 million, respectively.

9. Other Assets

At March 31, 2009 and December 31, 2008, other assets consisted of:

	March 31, 2009	December 31, 2008
	(In thousands)
Other receivables, net of reserves of $5.2 million and $5.0 million at March 31, 2009 and December 31, 2008, respectively	$68,377	$64,998
Straight-line rent receivables, net of reserves of $96.1 million and $90.7 million at March 31, 2009 and December 31, 2008, respectively	22,617	21,224
Deferred financing costs	14,774	15,377
Capitalized lease and loan origination costs	2,602	2,631
Investments and restricted funds	11,295	13,257
Prepaid ground leases	10,193	10,241
Other	3,456	3,806

	$133,314	$131,534

Included in other receivables at both March 31, 2009 and December 31, 2008, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million due in March 2012 and April 2012, respectively.

Investments are recorded at fair value using quoted market prices.

10. Credit Facility

At March 31, 2009, we had no balance outstanding on our $700 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at March 31,

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2009) or applicable LIBOR plus 0.85% (1.35% at March 31, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of March 31, 2009, we were in compliance with all covenants under the Credit Facility.

11. Senior Notes

During the three months ended March 31, 2009, we repaid $27.0 million of fixed rate notes with a weighted average rate of 7.61% at maturity.

On April 1, 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million (see Note 22).

12. Common Stock

We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During the three months ended March 31, 2009, we did not sell any shares of common stock under this controlled equity offering program. At March 31, 2009, 5,000,000 shares of common stock were available to be sold pursuant to our controlled equity offering program.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2009 was 2%. During the three months ended March 31, 2009, we issued approximately 179,000 shares of common stock, at an average price of $21.88, resulting in net proceeds of approximately $3.9 million.

13. Earnings Per Share (EPS)

Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.

Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B convertible preferred stock and/or limited partnership units in NHP/PMB. There were 243,000 stock options with option prices that would not be dilutive for the three months ended March 31, 2009. There were no stock options with option prices that would not be dilutive for the three months ended March 31, 2008. The calculation below excludes 1,200 performance shares and 538,000 stock appreciation rights with prices that would not be dilutive for the three months ended March 31, 2009 and 569,000 stock appreciation rights with prices that would not be dilutive for the three months ended March 31, 2008. The Series B convertible preferred stock is not dilutive for the three months ended March 31, 2009 and 2008. No limited partnership units in NHP/PMB were issued during the three months ended March 31, 2008. The table below details the components of the basic and diluted EPS from continuing operations available to common stockholders calculations:

	Three months ended March 31,
	2009		2008
	Income	Shares	Income	Shares
	(In thousands)
Income from continuing operations	$29,399		$22,940
Net (income) loss attributable to noncontrolling interests	(27)		9
Net income attributable to participating securities	(206)		(185)
Undistributed earnings attributable to participating securities	(13)		—
Series B preferred stock dividends	(1,452)		(2,062)

Amounts used to calculate Basic EPS from continuing operations	27,701	102,355	20,702	95,274
Effect of dilutive securities:
Stock options	—	58	—	218
Other share-settled compensation plans	—	165	—	291

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three months ended March 31,
	2009		2008
	Income	Shares	Income	Shares
	(In thousands)
Limited partnership units	—	1,830	—	—

Amounts used to calculate Diluted EPS from continuing operations	$27,701	104,408	$20,702	95,783

14. Pension Plan

During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the three months ended March 31, 2009 or 2008. The interest cost for the plan was $23,000 and $21,000 for the three months ended March 31, 2009 and 2008, respectively. We made $17,000 and $13,000 of contributions to the plan for the three months ended March 31, 2009 and 2008, respectively, and we expect to make $43,000 of contributions during the remainder of 2009.

15. Discontinued Operations

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing involvement, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. See Note 3 and Note 7 for more detail regarding the facilities sold and classified as held for sale during 2009. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Three months ended March 31,
	2009	2008
	(In thousands)
Rental income	$157	$6,062
Interest and other income	19	5

	176	6,067

Expenses:
Interest expense and amortization of deferred financing costs	—	998
Depreciation and amortization	94	1,431
General and administrative	—	4
Medical office building operating expenses	—	(6)

	94	2,427

Income from discontinued operations	$82	$3,640

16. Derivatives

During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Notes 6 and 17).

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 19, 2007 issuance of $300 million of notes. These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $300 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During each of the three months ended March 31, 2009 and 2008, we recorded $0.1 million of amortization, and expect to record $0.2 million of amortization during the remainder of 2009.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2006, we entered into two $125 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350 million of notes. These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250 million of the $350 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During each of the three months ended March 31, 2009 and 2008, we recorded $0.1 million of amortization, and expect to record $0.2 million of amortization during the remainder of 2009.

17. Comprehensive Income

During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of March 31, 2009, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $3.5 million.

We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300 million of notes which mature in 2013 as a yield reduction. During each of the three months ended March 31, 2009 and 2008, we recorded $0.1 million of amortization, and expect to record $0.2 million of amortization during the remainder of 2009.

We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350 million of notes which mature in 2011 as a yield reduction. During each of the three months ended March 31, 2009 and 2008, we recorded $0.1 million of amortization, and expect to record $0.2 million of amortization during the remainder of 2009.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. No changes in the funded status of the plan occurred during the three months ended March 31, 2009 or 2008.

The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended March 31,
	2009	2008
	(In thousands)
Consolidated net income	$50,633	$37,446
Other comprehensive income:
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	(3,547)	—
Amortization of gains on Treasury lock agreements	(125)	(119)

Comprehensive income	46,961	37,327
Comprehensive income attributable to noncontrolling interests	(27)	9

Comprehensive income attributable to NHP	$46,934	$37,336

18. Income Taxes

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Hearthstone Acquisition

On June 1, 2006, we acquired the stock of Hearthstone Assisted Living, Inc. (“HAL”), causing HAL to become a qualified REIT subsidiary. As a result of the acquisition, we succeeded to HAL’s tax attributes, including HAL’s tax basis in its net assets. Prior to the acquisition, HAL was a corporation subject to federal and state income taxes. In connection with the acquisition of HAL, NHP acquired approximately $82.5 million of federal net operating losses (“NOLs”) the use of which is subject to annual limitations imposed by IRC Section 382. While we believe that these NOLs are accurate, any adjustments to HAL’s tax returns for periods prior to June 1, 2006 by the Internal Revenue Service could change the amount of the NOLs that we can utilize. We have used a portion of this amount in 2007 and 2008. These NOLs are set to expire between 2017 and 2025. NOLs related to various states were also acquired and are set to expire based on the various laws of the specific states.

In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through March 31, 2009. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.

19. Segment Information

Our operations are organized into two segments—triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of March 31, 2009, the multi-tenant leases segment is comprised exclusively of medical office buildings.

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

Certain items in prior period financial statements have been reclassified to conform to current period presentation, including those required by SFAS No. 144. Summary information related to our reportable segments is as follows:

	Three months ended March 31,
	2009	2008
	(In thousands)
Revenues:
Triple-net leases	$74,263	$69,073
Multi-tenant leases	16,653	10,930
Non-segment	6,335	5,267

	$97,251	$85,270

Net operating income (1):
Triple-net leases	$74,263	$69,073
Multi-tenant leases	9,819	6,066

	$84,082	$75,139

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	March 31, 2009	December 31, 2008
	(In thousands)
Assets:
Triple-net leases	$2,492,607	$2,507,197
Multi-tenant leases	466,357	475,355
Non-segment	461,026	475,573

	$3,419,990	$3,458,125

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended March 31,
	2009	2008
	(In thousands)
Consolidated net income	$50,633	$37,446
Interest and other income	(6,335)	(5,267)
Interest expense and amortization of deferred financing costs	24,071	24,738
Depreciation and amortization expense	31,029	27,283
General and administrative expense	6,931	6,498
Income from unconsolidated joint ventures	(1,013)	(1,053)
Gain on sale of facilities, net	(21,152)	(10,866)
Income from discontinued operations	(82)	(3,640)

Net operating income from reportable segments	$84,082	$75,139

20. Commitments and Contingencies

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the Fall of 2009.

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

Revolving Loan Facility

In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale under which we became a lender with a commitment of $8.8 million under their $230.0 million revolving loan facility which is scheduled to mature on August 31, 2010 (see Note 4). During the three months ended March 31, 2009, we funded $7.4 million of which $1.5 million was subsequently repaid. At March 31, 2009, $5.9 million remained outstanding which is included in the caption “Mortgage loans receivable, net” on our balance sheets.

Line of Credit

Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. At March 31, 2009, $2.7 million was outstanding under the line of credit.

Indemnities

We have entered into indemnification agreements with those partners who contributed appreciated property into NHP/PMB. Under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by NHP/PMB in a taxable transaction within a specified number of years after the property was contributed, we will reimburse the affected partners for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected partner under the Code. We have no current plans to sell any of these properties.

21. Related Party Transactions

In August 2008, Dr. Jeffrey Rush became a director of NHP. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB, an entity that owns two multi-tenant medical office buildings (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB SB. In September 2008, we funded a mortgage loan secured by a medical office building in the amount of $47.5 million which is outstanding at March 31, 2009 (see Note 4). Dr. Rush has an ownership interest in another unaffiliated entity that owns the medical office building that is security for this loan.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Partners LLC which owns 50% of PMBRES.

We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion. Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Pomona LLC. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC, and funded $0.6 million (see Note 22).

22. Subsequent Events

On April 1, 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million.

In April 2009, we entered into an agreement with PMB LLC to extend up to $3.0 million of funding at an interest rate of 7.25% and funded $0.6 million. This loan is secured by 100% of the membership interests in PMB Pomona LLC, an entity that owns and is developing a medical office building that we have entered into an agreement to acquire upon completion. One of our directors has an ownership interest in PMB Pomona LLC (see Note 21).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:

•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent by our tenants;

•	our reliance on two tenants for a significant percentage of our revenues;

•	occupancy levels at certain facilities;

•	our level of indebtedness;

•	changes in the ratings of our debt securities;

•	maintaining compliance with our debt covenants;

•	access to the capital markets and the cost and availability of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

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

Critical Accounting Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting estimates.

Principles of Consolidation

Our consolidated financial statements include the accounts of NHP, its wholly-owned subsidiaries and its joint ventures that are controlled through voting rights or other means. We apply Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, as revised, for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. We also apply Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, to investments in joint ventures. All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with accounting principles generally accepted in the United States, including Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and SEC Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SEC SAB No. 104. Our leases generally contain annual escalators. Most of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectability is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.

Our assessment of the collectability of straight-line rents is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant, the type of facility and whether we intend to continue to lease the facility to the current tenant, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we will provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

We recorded $1.6 million and $2.8 million of revenues in excess of cash received during the three months ended March 31, 2009 and 2008, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $22.6 million at March 31, 2009 and $21.2 million at December 31, 2008. Reserves totaled $96.1 million at March 31, 2009 and $90.7 million at December 31, 2008. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Land, Buildings and Improvements and Depreciation and Useful Lives of Assets

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically.

We have historically allocated purchase prices in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). On January 1, 2009, we adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is effective for business combinations completed on or after January 1, 2009 and retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs are expensed, which may have a significant impact on our results of operations and financial position based on historical acquisition costs and activity levels. No business combinations were completed during the three months ended March 31, 2009.

For our triple-net leased facilities, a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. We allocate the purchase price of a property based on management’s estimate of its fair value among land, building and, if applicable, equipment as if the property were vacant. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We amortize intangible assets and liabilities over the remaining lease terms of the respective leases to real estate amortization expense or medical office building operating rent, as appropriate.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset. No impairment charges were recorded during the three months ended March 31, 2009 or 2008.

Collectability of Receivables

We evaluate the collectability of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.

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

Impact of New Accounting Pronouncements

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R) to require additional disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for the year ending December 31, 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance for (i) estimating the fair value of an asset or liability when a formerly active market has become inactive and (ii) identifying transactions that are distressed or forced. FSP FAS 157-4 reaffirms the principles set forth in SFAS No. 157 that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective financial statements issued for the period ending June 30, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on our results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). FSP FAS 107-1 expands the fair value disclosures, including disclosure of methods and significant assumptions used to estimate fair value, required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods for publicly traded entities. FSP FAS 107-1 is effective financial statements issued for the period ending June 30, 2009. The adoption of FSP FAS 107-1 is not expected to have a material impact on our results of operations or financial position.

Operating Results

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Triple-net lease rental income increased $5.2 million, or 8%, in 2009 as compared to 2008. The increase was primarily due to rental income from 42 facilities acquired during 2008 and rent increases at existing facilities, offset in part by decreased straight-line rental income.

Medical office building operating rent increased $5.7 million, or 52%, in 2009 as compared to 2008. The increase was primarily due to operating rent from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.

Interest and other income increased $1.1 million, or 20%, in 2009 as compared to 2008. The increase was primarily due to six loans funded during 2008, offset in part by loan repayments.

Interest and amortization of deferred financing costs decreased $0.7 million, or 3%, in 2009 as compared to 2008. The decrease was primarily due to the repayment of $110.3 million of senior notes during 2008 and $27.0 million during 2009 and the repayment of the outstanding balance on our Credit Facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities during 2008, offset in part by the assumption of $120.8 million of secured debt during 2008.

Depreciation and amortization increased $3.7 million, or 14%, in 2009 as compared to 2008. The increase was primarily due to the acquisition of 52 facilities during 2008, including 10 multi-tenant medical office buildings.

General and administrative expenses increased $0.4 million, or 7%, in 2009 as compared to 2008. The increase was primarily due to increased employee related costs, offset in part by decreased expenses for third party advisors.

Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $2.0 million, or 41%, in 2009 as compared to 2008. The increase was primarily due to operating expenses from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.

Income from unconsolidated joint ventures decreased $40,000, or 4%, in 2009 as compared to 2008. The decrease was primarily due to the acquisition in 2008 of a 50% interest in PMB Real Estate Services LLC, a full service property management company, which reported a loss, offset in part by increased income from our unconsolidated joint venture with a state pension fund investor and income from the acquisition in 2008 of a 44.95% interest in PMB SB 399-401 East Highland LLC, an entity that owns two multi-tenant medical office buildings.

SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income increased $6.7 million in 2009 as compared to 2008. Discontinued operations income of $21.2 million for 2009 was comprised of gains on sale of $21.2 million, rental income of $0.2 million and interest and other income of $19,000, offset in part by depreciation and amortization of $0.1 million. Discontinued operations income of $14.5 million for 2008 was comprised of gains on sale of $10.9 million and rental income of $6.1 million, offset in part by depreciation and amortization expense of $1.4 million and interest expense of $1.0 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Other Factors That Affect Our Business

Hearthstone Senior Services, L.P.

On June 1, 2006, we acquired 32 assisted living and Alzheimer’s facilities from Hearthstone Assisted Living, Inc. for $431 million. In connection with the acquisition, we leased all of the facilities to Hearthstone Senior Services, L.P. (“Hearthstone”), a new company formed by Hearthstone Assisted Living, Inc.’s President and CEO, Tim Hekker and two partners. Hearthstone’s only operations consist of the management of these 32 facilities. The lease has an initial term of 15 years and provides for a “Base Rent” that started at approximately $34.7 million per year and increases each year by up to 3%. In addition, Hearthstone agreed to pay over the initial term of the lease “Supplemental Rent” equal to a specified percentage of Hearthstone’s annual gross revenue. In accordance with the lease, payment of Supplemental Rent of $1.6 million for the first 24 months of the lease was deferred until June 2008, when it became payable in 12 monthly installments, and Supplemental Rent from June 2008 (initially $127,000 per month) was to be paid quarterly starting in September 2008. None of this Supplemental Rent has been recognized by us as revenue. Additionally, in June 2008, Base Rent increased $89,000 per month.

Hearthstone has failed to pay the deferred Supplemental Rent of $133,000 per month and the current Supplemental Rent of approximately $375,000 due quarterly starting in September 2008. Hearthstone has notified us that it is currently unable to make such payments and has sought to renegotiate the terms of our lease. As of March 31, 2009, however, Hearthstone is current on all other rent payments required under the lease. We are currently assessing our options for the Hearthstone facilities, which may involve modifying the lease terms, or terminating the lease and finding a new tenant for the facilities. Although we have a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us (which we have not yet drawn on), it is possible that the letter of credit may not be sufficient to compensate us for all costs that may arise in connection with a modification of the lease or our pursuit of other remedies. In addition, at March 31, 2009, we had accrued $4.7 million of straight-line (non-cash) rent receivable from Hearthstone, some or all of which may need to be reserved, depending on our evaluation of its collectability.

Leases and Mortgage Loans

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index (which has recently trended negatively) do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant MOBs, as of March 31, 2009, we had leases on seven facilities expiring in 2009. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $26.1 million during the remainder of 2009.

Acquisitions

We may make acquisitions during 2009, although we cannot predict the quantity or timing of any such acquisitions. As we continue to be confronted with unprecedented adverse capital markets and economic conditions, we expect the slower growth that evolved in 2008 to continue for the foreseeable future. If we make additional investments in facilities, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset revenue increases and could reduce revenues.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during the three months ended March 31, 2009 decreased $7.6 million, or 15%, as compared to the same period in 2008. This was primarily due to the payment of certain amounts included in the caption “Accounts payable and accrued liabilities” during 2009 and increased intangible lease liabilities related to our multi-tenant medical office buildings in 2008, offset in part by revenue increases from our owned facilities and mortgage and other loans as a result of acquisitions and funding of mortgage and other loans during 2008 and increased intangible assets in 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During the three months ended March 31, 2009, we funded $8.0 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2009, we had committed to fund additional expansions, construction and capital improvements of $119.4 million.

During the three months ended March 31, 2009, we funded $0.7 million in capital improvements at certain facilities through our two joint ventures with Broe.

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. During 2008, NHP/PMB L.P. (“NHP/PMB”), a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC, acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). Pursuant to the agreement with Pacific Medical Buildings LLC, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings. During the three months ended March 31, 2009, we elected to terminate the agreement with respect to five properties after the conditions for us to close on such properties were not satisfied.

Through NHP/PMB, we may acquire the remaining three multi-tenant medical office buildings for $187.1 million, including the assumption of approximately $31.4 million of mortgage financing. We may acquire two of the remaining three multi-tenant medical office buildings in 2010 and one in 2012. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of the closing conditions specified in the agreement.

We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC, and funded $0.6 million.

Additionally, we entered into another agreement with NHP/PMB, PMB LLC and PMB Real Estate Services LLC pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion (increased from $1.0 billion) of multi-tenant medical office buildings developed by PMB LLC through April 2019 (extended from April 2016). The total value of this agreement was increased and the expiration date of this agreement was extended as a result of the termination of the February 2008 agreement described above with respect to five properties after the conditions for us to close on such properties were not satisfied.

In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc., under which we became a lender with a commitment of $8.8 million under their $230.0 million revolving loan facility which is scheduled to mature on August 31, 2010 (see Note 4 to our condensed consolidated financial statements). During the three months ended March 31, 2009, we funded $7.4 million of which $1.5 million was subsequently repaid.

During the three months ended March 31, 2009, we also funded $5.8 million and received repayments of $3.9 million on existing mortgage and other loans.

During the three months ended March 31, 2009, we sold two skilled nursing facilities and one assisted living facility for net cash proceeds of $36.3 million that resulted in a total gain of $21.2 million which is included in gain on sale of facilities in discontinued operations.

Financing Activities

At March 31, 2009 and December 31, 2008, we had $700 million available under our $700 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at March 31, 2009) or applicable LIBOR plus 0.85% (1.35% at March 31, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

During the three months ended March 31, 2009, we repaid $27.0 million of fixed rate notes with a weighted average rate of 7.61% at maturity. The payments were funded by cash on hand.

We anticipate repaying senior notes at or prior to maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at March 31, 2009 were Baa3 from Moody’s Investors Service (upgraded to Baa2 on April 1, 2009), BBB- from Standard & Poor’s Ratings Services and BBB from Fitch Ratings (upgraded from BBB- on March 12, 2009).

We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During the three months ended March 31, 2009, we did not sell any shares of common stock under this controlled equity offering program. At March 31, 2009, 5,000,000 shares of common stock were available to be sold pursuant to our controlled equity offering program.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2009 was 2%. During the three months ended March 31, 2009, we issued approximately 179,000 shares of common stock, at an average price of $21.88, resulting in net proceeds of approximately $3.9 million.

We paid $1.5 million, or $1.9375 per preferred share, in dividends to our 7.75% Series B Convertible preferred stockholders during the three months ended March 31, 2009. We paid $45.2 million, or $0.44 per common share, in dividends to our common stockholders during the three months ended March 31, 2009. We expect that this common stock dividend policy will continue, but it is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On May 5, 2009, our Board of Directors declared a quarterly cash dividend of $0.44 per share of common stock. This dividend will be paid on June 5, 2009 to stockholders of record on May 15, 2009.

At March 31, 2009, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at March 31, 2009, we had approximately 1,400,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

Assuming certain conditions are met under our February 2008 agreement with Pacific Medical Buildings LLC and certain of its affiliates, and we are obligated to close on the three remaining buildings, we would expect to finance the acquisitions of these buildings with a combination of $31.4 million in assumed debt, the issuance of limited partnership interests in NHP/PMB, cash on hand and borrowings under our Credit Facility.

Financing for other future investments and for the repayment of the obligations and commitments noted above may be provided by cash on hand, borrowings under our Credit Facility discussed above, the sale of debt or equity securities in private placements or public offerings, which may be made under the shelf registration statement discussed above or under new registration statements, proceeds from asset sales or mortgage loan receivable payoffs, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio or through joint ventures. We estimate that, as of March 31, 2009, we could have borrowed up to $1 billion of additional debt, and incurred additional annual interest expense of up to $79.5 million, and remained in compliance with our existing debt covenants.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the latter part of 2008 and into 2009. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to diminished expectations for the U.S. economy and financial markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $700 million available under our Credit Facility at March 31, 2009, and we have no current reason to believe that we will be unable to access the facility in the future. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our Credit Facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.

We have approximately $5.0 million of indebtedness that matures in 2009 and $103.7 million of indebtedness that matures in 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date. We have approximately $55.0 million of such senior notes that we may be required to repay in 2009 and none that we may be required to repay in 2010. If current market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the current market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

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

At our option, borrowings under our Credit Facility bear interest at the prime rate (3.25% at March 31, 2009) or applicable LIBOR plus 0.85% (1.35% at March 31, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. At March 31, 2009 and December 31, 2008, we did not have any borrowings under our unsecured revolving Credit Facility. Additionally, a portion of our secured debt has variable rates. Holding the variable rate debt balance constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2009 of $0.8 million.

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

From time to time, we are a party to various other legal proceedings, lawsuits and other claims (some of which may not be insured) that arise in the normal course of our business. Regardless of their merits, these matters may force us to expend significant financial resources. Except as described in this Item 1, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, results of operations or financial position. However, we are unable to predict the ultimate outcome of pending litigation and claims, and if management’s assessment of our liability with respect to these actions and claims is incorrect, such actions and claims could have a material adverse effect on our business, results of operations or financial position.

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the Fall of 2009.

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

As of the date of this report, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 - January 31, 2009	1,179	$28.72	—	—
February 1, 2009 - February 28, 2009	6,704	26.29	—	—
March 1, 2009 - March 31, 2009	—	—	—	—

Total	7,883	$26.66	—	—

(1)	Represents shares withheld by us to satisfy tax withholding due in connection with the vesting of restricted stock awards.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Charter of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 1, 2008, is incorporated herein by reference).

3.2	Bylaws of the Company, as amended and restated on February 10, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 17, 2009, is incorporated herein by reference).

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32.	Section 1350 Certifications of CEO and CFO.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2009	NATIONWIDE HEALTH PROPERTIES, INC.

	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)