Form 10-Q
period 2009-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2009-08-05
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $0.10 par value, outstanding at August 5, 2009: 106,747,302

NATIONWIDE HEALTH PROPERTIES, INC.
FORM 10-Q
JUNE 30, 2009

Part I. Financial Information

Item 1.	Financial Statements
NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate:
Land	$318,852	$320,394
Buildings and improvements	3,078,118	3,079,819

	3,396,970	3,400,213
Less accumulated depreciation	(538,705)	(490,112)

	2,858,265	2,910,101
Mortgage loans receivable, net	110,902	112,399
Mortgage loan receivable from related party	47,500	47,500
Investments in unconsolidated joint ventures	50,765	54,299

	3,067,432	3,124,299
Cash and cash equivalents	121,729	82,250
Receivables, net	7,858	6,066
Asset held for sale	—	4,542
Intangible assets	103,666	109,434
Other assets	131,531	131,534

	$3,432,216	$3,458,125

LIABILITIES AND EQUITY
Unsecured senior credit facility	$—	$—
Senior notes	994,233	1,056,233
Notes and bonds payable	438,612	435,199
Accounts payable and accrued liabilities	130,339	144,566

Total liabilities	1,563,184	1,635,998
Redeemable OP unitholder interests	55,070	56,778
Commitments and contingencies
Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, 749,184 shares issued and outstanding at June 30, 2009 and December 31, 2008, stated at liquidation preference of $100 per share	74,918	74,918
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 104,489,850 and 102,279,940 at June 30, 2009 and December 31, 2008, respectively	10,449	10,228
Capital in excess of par value	1,845,817	1,786,193
Cumulative net income	1,642,246	1,556,889
Accumulated other comprehensive (loss) income	(608)	1,846
Cumulative dividends	(1,763,129)	(1,669,407)

Total NHP stockholders’ equity	1,809,693	1,760,667
Noncontrolling interests	4,269	4,682

Total equity	1,813,962	1,765,349

	$3,432,216	$3,458,125

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue:
Triple-net lease rent	$73,650	$70,583	$147,913	$139,656
Medical office building operating rent	17,003	15,939	33,656	26,870

	90,653	86,522	181,569	166,526
Interest and other income	6,658	6,549	12,993	11,816

	97,311	93,071	194,562	178,342

Expenses:
Interest and amortization of deferred financing costs	23,247	25,507	47,319	50,246
Depreciation and amortization	30,892	28,788	61,919	56,070
General and administrative	6,973	6,407	13,904	12,904
Medical office building operating expenses	7,128	6,699	13,962	11,562

	68,240	67,401	137,104	130,782

Operating income	29,071	25,670	57,458	47,560
Income from unconsolidated joint ventures	1,174	848	2,187	1,901
Gain on debt extinguishment, net	4,564	—	4,564	—

Income from continuing operations	34,809	26,518	64,209	49,461

Discontinued operations:
Gains on sale of facilities, net	—	140,226	21,152	151,092
Income from discontinued operations	17	1,223	98	4,861

	17	141,449	21,250	155,953

Net income	34,826	167,967	85,459	205,414
Net (income) loss attributable to noncontrolling interests	(75)	46	(102)	55

Net income attributable to NHP	34,751	168,013	85,357	205,469
Preferred stock dividends	(1,452)	(2,062)	(2,904)	(4,125)

Net income attributable to NHP common stockholders	$33,299	$165,951	$82,453	$201,344

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.32	$0.25	$0.59	$0.46
Discontinued operations attributable to NHP common stockholders	—	1.47	0.21	1.63

Net income attributable to NHP common stockholders	$0.32	$1.72	$0.80	$2.09

Basic weighted average shares outstanding	103,089	96,351	102,724	95,813

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.31	$0.25	$0.58	$0.46
Discontinued operations attributable to NHP common stockholders	—	1.44	0.20	1.61

Net income attributable to NHP common stockholders	$0.31	$1.69	$0.78	$2.07

Diluted weighted average shares outstanding	105,182	98,013	104,797	96,823

Dividends declared per share	$0.44	$0.44	$0.88	$0.88

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	NHP Stockholders’ Equity
							Accumulated
					Capital in		other
	Preferred Stock		Common stock		excess of	Cumulative	comprehensive	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par value	net income	(loss) income	dividends	interests	equity
Balances at December 31, 2008	749	$74,918	102,280	$10,228	$1,786,193	$1,556,889	$1,846	$(1,669,407)	$4,682	$1,765,349
Comprehensive income:
Net income	—	—	—	—	—	85,357	—	—	102	85,459
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(363)	—	—	(363)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(2,091)	—	—	(2,091)

Comprehensive income										83,005
Issuance of common stock, net	—	—	2,210	221	59,624	—	—	—	—	59,845
Preferred dividends	—	—	—	—	—	—	—	(2,904)	—	(2,904)
Common dividends	—	—	—	—	—	—	—	(90,818)	—	(90,818)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(515)	(515)

Balances at June 30, 2009	749	$74,918	104,490	$10,449	$1,845,817	$1,642,246	$(608)	$(1,763,129)	$4,269	$1,813,962

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$85,459	$205,414
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	61,998	57,726
Stock-based compensation	3,410	2,771
Gains on sale of facilities, net	(21,152)	(151,092)
Gains on debt extinguishment, net	(4,564)	—
Amortization of deferred financing costs	1,228	1,283
Mortgage loan premium amortization	49	103
Straight-line rent	(3,244)	(5,597)
Equity in earnings from unconsolidated joint ventures	(151)	31
Distributions from unconsolidated joint ventures	310	134
Changes in operating assets and liabilities:
Receivables	(1,698)	(1,553)
Intangible and other assets	3,648	(14,613)
Accounts payable and accrued liabilities	(11,412)	21,482

Net cash provided by operating activities	113,881	116,089

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(16,078)	(176,765)
Proceeds from sale of real estate facilities	36,284	280,077
Advances to 1031 exchange accommodator	—	(33,397)
Investment in mortgage and other loans receivable	(14,246)	(40,493)
Principal payments on mortgage and other loans receivable	11,934	10,381
Contributions to unconsolidated joint ventures	(110)	(2,671)
Distributions from unconsolidated joint ventures	1,393	3,698

Net cash provided by investing activities	19,177	40,830

Cash flows from financing activities:
Borrowings under credit facility	—	169,000
Repayment of borrowings under credit facility	—	(210,000)
Repayment of senior unsecured debt	(57,436)	(10,000)
Issuance of notes and bonds payable	6,862	8,285
Principal payments on notes and bonds payable	(3,449)	(14,991)
Issuance of common stock, net	56,337	53,129
Distributions to noncontrolling interests	(700)	(521)
Contributions from noncontrolling interests	—	47,424
Distributions to redeemable OP unitholders	(1,569)	—
Dividends paid	(93,506)	(88,546)
Deferred financing costs	(118)	—

Net cash used in financing activities	(93,579)	(46,220)

Increase in cash and cash equivalents	39,479	110,699
Cash and cash equivalents, beginning of period	82,250	19,407

Cash and cash equivalents, end of period	$121,729	$130,106

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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
We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the six months ended June 30, 2009, approximately 93% of our revenues were derived from leases, with the remaining 7% from mortgage loans, other financing activities and other miscellaneous income.
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
As of June 30, 2009, we had investments in 579 healthcare facilities and one land parcel located in 43 states, consisting of:
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2009, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures (see Note 5), were operated by 82 different healthcare providers, including the following publicly traded companies:

Number of
Facilities
Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4
Two of our triple-net lease tenants each accounted for more than 10% of our revenues at June 30, 2009 as follows:

• Brookdale Senior Living, Inc.	15.1%
• Hearthstone Senior Services, L.P.	10.7%
2. Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results for a full year.
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
We have evaluated events subsequent to June 30, 2009 through August 5, 2009, the date we filed this Form 10-Q with the SEC, for their impact on our condensed consolidated financial statements.
Principles of Consolidation
The condensed consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our joint ventures that are controlled through voting rights or other means. We apply Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), as revised, for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. We also apply Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, to investments in joint ventures. All material intercompany accounts and transactions have been eliminated.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We recorded $1.6 million and $3.2 million of revenues in excess of cash received during the three and six months ended June 30, 2009, respectively, and $2.8 million and $5.6 million of revenues in excess of cash received during the three and six months ended June 30, 2008, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $24.3 million at June 30, 2009 and $21.2 million at December 31, 2008, net of reserves of $99.0 million and $90.7 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.
Gains on Sale of Facilities
We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured, we have received adequate initial investment from the buyer, we are not obligated to perform significant activities after the sale to earn the gain and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the requirements of gain recognition on sales of real estate under SFAS No. 66, Accounting for Sales of Real Estate. In accordance with SFAS No. 144, gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We had $15.3 million of such deferred gains at June 30, 2009 and December 31, 2008. All other gains are included in discontinued operations.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Asset Impairment
We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, in accordance with SFAS No. 144, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. No impairment charges were recorded during the six months ended June 30, 2009 or 2008.
Collectability of Receivables
We evaluate the collectability of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $8.4 million at June 30, 2009 and $5.4 million at December 31, 2008.
Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires the fair value of stock-based compensation awards to be amortized as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period. Net income reflects stock-based compensation expense of $1.8 million and $3.4 million for the three and six months ended June 30, 2009, respectively, and $1.4 million and $2.8 million for the three and six months ended June 30, 2008, respectively.
Land, Buildings and Improvements and Depreciation and Useful Lives of Assets
We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $27.7 million and $53.4 million for the three and six months ended June 30, 2009, respectively, and $25.4 million and $49.7 million for the three and six months ended June 30, 2008, respectively.
We have historically allocated purchase prices of properties in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). On January 1, 2009, we adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is effective for business combinations completed on or after January 1, 2009 and retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs are expensed, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels. No business combinations were completed during the six months ended June 30, 2009.

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
Segment Reporting
We report our consolidated financial statements in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 18).
Redeemable Limited Partnership Unitholders and Noncontrolling Interests
NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of EITF 04-5, as our wholly owned subsidiary is the general partner and exercises control. As of June 30, 2009 and December 31, 2008, third party investors owned 1,832,113 and 1,829,562 Class A limited partnership units in NHP/PMB (“OP Units”), respectively, which represented 60.7% of the total units outstanding. After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. As we are obligated to register the shares, the redeemable OP unitholder interests are classified outside of permanent equity on our balance sheets. We applied the provisions of EITF Topic D-98, Classification and Measurement of Redeemable Securities, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. The cost basis of the OP Units held by redeemable OP unitholder interests was $55.1 million and $56.8 million at June 30, 2009 and December 31, 2008, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NHP/PMB has a 50% interest in one multi-tenant medical office building through a joint venture which is consolidated by NHP/PMB. The cost basis of the noncontrolling interest for this joint venture was $0.7 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively.
We also have two consolidated joint ventures with The Broe Companies (“Broe”) and one consolidated joint venture with McShane Medical Office Properties, Inc. (“McShane”) that invest in multi-tenant medical office buildings (see Note 5). The cost basis of the noncontrolling interests for these joint ventures was $3.6 million and $4.2 million at June 30, 2009 and December 31, 2008, respectively. In July 2009, we entered into an agreement with Broe to acquire its interests in the two consolidated joint ventures for $4.3 million (see Note 21).
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
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. At June 30, 2009, we had $3.9 million of financial assets and $3.9 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source. At December 31, 2008, we had $3.7 million of financial assets and $3.7 million of financial liabilities classified as Level 1 and thus measured at fair value using quoted market prices for identical instruments in active markets from an independent third party source.
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
The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of these instruments. The fair value of mortgage and other loans receivable are based upon the estimates of management and on rates currently prevailing for comparable loans. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates offered to us for debt of a similar type and remaining maturity.
The table below details the book value and fair value for mortgage and other loans receivable and the components of long-term debt at June 30, 2009.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$177,741	$168,795
Other loans receivable	$73,902	$60,268
Credit facility	$—	$—
Senior notes	$994,233	$934,692
Notes and bonds payable	$438,612	$428,690
Earnings per Share (EPS)
Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting amounts attributable to noncontrolling interests and dividends declared on preferred stock from income from continuing operations.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On January 1, 2009, we adopted the provisions of FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends (“participating securities”) outstanding during a reporting period. The participating securities share in undistributed earnings with common shareholders for purposes of calculating basic earnings per share. Upon adoption, the presentation of all prior period EPS data was adjusted retrospectively with no material impact.
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
Impact of New Accounting Pronouncements
In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends SFAS No. 132(R) to require additional disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP FAS 132(R)-1 is effective for financial statements issued for the year ending December 31, 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on our results of operations or financial position.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for financial statements issued for the period ending June 30, 2009. The adoption of SFAS No. 165 did not have an impact on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) to require ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 requires enhanced disclosures regarding an entity’s involvement with variable interest entities. SFAS No. 167 is effective January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material impact on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative GAAP other than guidance issued by the SEC. SFAS No. 168 is effective for financial statements issued for the period ending September 30, 2009. As the Codification is not intended to change or alter existing GAAP, the adoption of SFAS No. 168 is not expected to impact our results of operations or financial position.
3. Real Estate Properties
At June 30, 2009, we had direct ownership of:
•	251 assisted and independent living facilities;
•	170 skilled nursing facilities;
•	10 continuing care retirement communities;
•	7 specialty hospitals;
•	19 triple-net medical office buildings; and
•	60 multi-tenant medical office buildings, 51 of which are operated by consolidated joint ventures (see Note 5).

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of June 30, 2009, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of June 30, 2009, leases covering 460 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $70.4 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of June 30, 2009, leases covering 339 facilities contained provisions for property tax impounds, and leases covering 205 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.
During the six months ended June 30, 2009, we funded $13.9 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2009, we had committed to fund additional expansions, construction and capital improvements of $147.5 million.
During the six months ended June 30, 2009, we sold two skilled nursing facilities, each not previously transferred to assets held for sale, for a gross purchase price of $16.0 million that resulted in a total gain of $6.7 million which is included in gain on sale of facilities in discontinued operations.
4. Mortgage Loans Receivable
At June 30, 2009, we held 14 mortgage loans receivable secured by 16 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here.
In addition to the loans described above, in February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc. (“Brookdale”), under which we became a lender with an initial commitment of $8.8 million under their $230.0 million revolving loan facility which is scheduled to mature on August 31, 2010 (“Brookdale Credit Facility”). On June 1, 2009, the Brookdale Credit Facility was amended to, among other things, eliminate the requirement for certain mandatory prepayments and reduce the total revolving loan facility to $75.0 million, thus reducing our commitment to $2.9 million.
At Brookdale’s option, borrowings generally bear interest at either applicable LIBOR (subject to a stated minimum rate) plus 7.0% or the greater of (i) the prime rate or (ii) the Federal Funds rate plus 0.5%, plus a margin of 7.0%. Pursuant to the terms of the agreement, Brookdale is required to pay certain fees. The revolving loan facility is secured by, among other things, certain real property and related personal property owned by Brookdale and equity interests in certain of Brookdale’s subsidiaries. During the six months ended June 30, 2009, we funded $7.5 million which was subsequently repaid. At June 30, 2009, there was no balance outstanding.
At June 30, 2009, the mortgage loans receivable had a net book value of $158.4 million, with individual outstanding principal balances ranging from $0.7 million to $47.5 million and maturities ranging from 2009 to 2024.
During the six months ended June 30, 2009, we also funded an additional $2.5 million on existing mortgage loans.
During the six months ended June 30, 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during the six months ended June 30, 2009) was prepaid.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At June 30, 2009, the Broe I joint venture owned 20 multi-tenant medical office buildings located in six states.
During the six months ended June 30, 2009, the Broe I joint venture funded $1.4 million in capital and tenant improvements at certain facilities.
During the six months ended June 30, 2009, the Broe I joint venture exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012.
During the six months ended June 30, 2009, cash distributions from the Broe I joint venture of $0.9 million and $0.1 million were made to us and to Broe, respectively.
All intercompany balances with the Broe I joint venture have been eliminated for purposes of our consolidated financial statements.
In July 2009, we entered into an agreement with Broe to acquire its interest in the Broe I joint venture (see Note 21).
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
At June 30, 2009, the Broe II joint venture owned 16 multi-tenant medical office buildings located in four states.
During the six months ended June 30, 2009, the Broe II joint venture funded $0.3 million in capital and tenant improvements at certain facilities.
During the six months ended June 30, 2009, an additional $6.6 million was funded on an existing loan secured by a portion of the Broe II portfolio, resulting in distributions of $6.3 million and $0.3 million to us and to Broe, respectively.
During the six months ended June 30, 2009, additional operating cash distributions from the Broe II joint venture of $1.7 million and $0.1 million were made to us and to Broe, respectively.
All intercompany balances with the Broe II joint venture have been eliminated for purposes of our consolidated financial statements.
In July 2009, we entered into an agreement with Broe to acquire its interest in the Broe II joint venture (see Note 21).
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash distributions from the McShane/NHP joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture.
At June 30, 2009, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.
During the six months ended June 30, 2009, the McShane/NHP joint venture funded $0.3 million in capital and tenant improvements at certain facilities.
During the six months ended June 30, 2009, no cash distributions from the McShane/NHP joint venture were made to us or to McShane.
All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.
NHP/PMB L.P
In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. Under the Contribution Agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). Pursuant to the Contribution Agreement, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings, including the trailing 20-day average rate for the JP Morgan JULI BBB 7 to 10 year REIT index (measured five business days before any anticipated closing date) not exceeding 7.34%. The index was 9.12% at June 30, 2009. If all closing conditions are met causing us to be obligated to purchase the remaining medical office buildings, we could choose to not complete the purchase by paying liquidated damages equal to 5% of the total property value. During the six months ended June 30, 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied.
On June 1, 2009, we entered into an amendment to the Contribution Agreement that provides NHP/PMB with a right of first offer with respect to four of the six properties that were eliminated from the Contribution Agreement, as well as the two remaining properties that are currently in development (if they are not acquired by NHP/PMB under the Contribution Agreement). In addition, as a result of the elimination of the six properties described above, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million (the “Current Premium Adjustment”), of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (46,077 shares valued at $29.00 per share). The portion of the Current Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.2 million in cash and the issuance of 2,551 additional OP units with an aggregate cost basis of $0.1 million. As a result of the cash and stock paid with respect to the Current Premium Adjustment, we received an additional 6,481 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the two remaining properties that are currently in development, NHP/PMB will become obligated to pay approximately $4.8 million (the “Future Premium Adjustment”), of which approximately $4.3 million would be payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (valued at the then-market price, but not less than $29.00 per share or greater than $33.00 per share). As of December 31, 2008, we had accrued $7.8 million with respect to the Current Premium Adjustment and the Future Premium Adjustment, and $4.9 million remains accrued at June 30, 2009.
Under the terms of the Contribution Agreement, a portion of the consideration for the multi-tenant medical office buildings is to be paid in the form of OP Units. After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. At June 30, 2009, 1,470,754 of the OP Units that had been outstanding for one year or longer and were exchangeable for cash of $37.9 million. During the six months ended June 30, 2009, cash distributions from NHP/PMB of $1.6 million were made to OP unitholders.
Additionally, we entered into an agreement with NHP/PMB, PMB LLC and PMB Real Estate Services LLC (“PMBRES”) (see Note 6) pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion (increased from $1.0 billion) of multi-tenant medical office buildings developed by PMB LLC through April 2019 (extended from April 2016). The total value of this agreement was increased and the expiration date of this agreement was extended as a result of the termination of the Contribution Agreement described above with respect to six properties after the conditions for us to close on such properties were not satisfied.
All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Investment in Unconsolidated Joint Ventures
State Pension Fund Investor
In January 2007, we entered into a joint venture with a state pension fund investor. The purpose of the joint venture is to acquire and develop assisted living, independent living and skilled nursing facilities. We manage and own 25% of the joint venture, which will fund its investments with approximately 40% equity contributions and 60% debt. The original approved investment target was $475.0 million, but we exceeded that amount in 2007, and the total potential investment amount has been increased to $975.0 million. The financial statements of the joint venture are not consolidated in our financial statements as our joint venture partner has substantive participating rights, and accordingly our investment is accounted for using the equity method.
At June 30, 2009, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.
During January 2008, the joint venture entered into an interest rate swap contract that is designated as effectively hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at June 30, 2009 and December 31, 2008 was $8.4 million and $14.4 million, respectively, which is included in accrued liabilities on the joint venture’s balance sheet.
Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. During the six months ended June 30, 2009, we received distributions of $1.2 million from the joint venture. In addition to our share of the income, we receive a monthly management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During the three and six months ended June 30, 2009, we earned management fees of $1.0 million and $2.0 million, respectively, and our share of the net income was $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2008, we earned management fees of $1.0 million and $1.9 million, respectively, and our share of the net income was $38,000 and $0.1 million, respectively.
PMB Real Estate Services LLC
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1.0 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to six times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES provides property and asset management services for the multi-tenant medical office buildings acquired under the Contribution Agreement with Pacific Medical Buildings LLC and certain of its affiliates, and receives an annual asset management fee of 0.65% of revenues, an annual property management fee of 4.0% of revenues and standard leasing and construction management fees. During the six months ended June 30, 2009, we made contributions of $0.1 million to PMBRES. During the three months ended June 30, 2009, our share of the net income was $0.1 million, and during the six months ended June 30, 2009, our share of the net loss was $0.1 million. During the three and six months ended June 30, 2008, our share of the net loss was $0.2 million.
PMB SB 399-401 East Highland LLC
In August 2008, we acquired from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC, a 44.95% interest in an entity that owns two multi-tenant medical office buildings for $3.5 million. During the six months ended June 30, 2009, we received distributions of $0.2 million from PMB SB. During the three and six months ended June 30, 2009, our share of the net loss was $0.1 million and $47,000, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Assets Held for Sale
At December 31, 2008, one assisted living facility was classified as an asset held for sale. This facility was sold during the six months ended June 30, 2009 for a gross purchase price of $19.0 million, resulting in a gain on sale of $14.4 million which is included in gain on sale of facilities in discontinued operations.
At June 30, 2009, no facilities were classified as assets held for sale.
8. Intangible Assets and Liabilities
Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At June 30, 2009 and December 31, 2008, the gross balance of intangible lease assets was $132.9 million and $130.1 million, respectively. At June 30, 2009 and December 31, 2008, the accumulated amortization of intangible lease assets was $29.2 million and $20.7 million, respectively. Intangible liabilities include below market tenant and ground lease intangible liabilities. At June 30, 2009 and December 31, 2008, we had $21.6 million and $23.9 million, respectively, of gross intangible liabilities recorded under the caption “Accounts payable and accrued liabilities” on our balance sheets. At June 30, 2009 and December 31, 2008, the accumulated amortization of intangible liabilities was $3.0 million and $2.1 million, respectively.
For the three and six months ended June 30, 2009, medical office building operating rent includes $0.1 million and $0.3 million, respectively, from the amortization of above/below market lease intangibles. For the three and six months ended June 30, 2008, medical office building operating rent includes $0.1 million and $0.3 million, respectively, from the amortization of above/below market lease intangibles. For the three and six months ended June 30, 2009, expenses include $3.1 million and $8.2 million, respectively, from the amortization of other intangible lease assets and liabilities. For the three and six months ended June 30, 2008, expenses include $3.3 million and $6.1 million, respectively, from the amortization of other intangible lease assets and liabilities.
9. Other Assets
At June 30, 2009 and December 31, 2008, other assets consisted of:

	June 30,	December 31,
	2009	2008
	(In thousands)
Other receivables, net of reserves of $5.5 million and $5.0 million at June 30, 2009 and December 31, 2008, respectively	$68,408	$64,998
Straight-line rent receivables, net of reserves of $99.0 million and $90.7 million at June 30, 2009 and December 31, 2008, respectively	24,337	21,224
Deferred financing costs	13,561	15,377
Capitalized lease and loan origination costs	2,547	2,631
Investments and restricted funds	8,974	13,257
Prepaid ground leases	10,145	10,241
Other	3,559	3,806

	$131,531	$131,534

Included in other receivables at both June 30, 2009 and December 31, 2008, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million due in March 2012 and April 2012, respectively.
Investments are recorded at fair value using quoted market prices.
10. Debt
Credit Facility
At June 30, 2009, we had no balance outstanding on our $700.0 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at June 30, 2009) or applicable LIBOR plus 0.70% (1.01% at June 30, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of June 30, 2009, we were in compliance with all covenants under the Credit Facility.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Notes
During the six months ended June 30, 2009, we repaid $32.0 million of fixed rate notes with a weighted average rate of 7.76% at maturity.
During the six months ended June 30, 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements.
The aggregate principal amount of notes outstanding at June 30, 2009 was $1.0 billion. At June 30, 2009, the weighted average interest rate on the notes was 6.5% and the weighted average maturity was 5.5 years.
Notes and Bonds Payable
During the six months ended June 30, 2009, an additional $6.9 million was funded on existing loans secured by a portion of the Broe I and Broe II portfolios.
The aggregate principal amount of notes and bonds payable at June 30, 2009 was $438.6 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 2.3% to 8.8% and are secured by real estate properties with an aggregate net book value as of June 30, 2009 of $721.4 million. At June 30, 2009, the weighted average interest rate on the notes and bonds payable was 5.5% and the weighted average maturity was 7.4 years.
Debt Maturities
The principal balances of our debt as of June 30, 2009 mature as follows:

	Credit	Senior	Notes and Bonds
Year	Facility	Notes	Payable	Total
	(In thousands)
2009	$—	$—	$—	$—
2010	—	—	103,210	103,210
2011	—	339,040	39,565	378,605
2012	—	72,950	51,928	124,878
2013	—	269,850	39,856	309,706
Thereafter (1)	—	312,393	204,053	516,446

	$—	$994,233	$438,612	$1,432,845

(1)	Includes $55.0 million of senior notes putable in October of 2009, 2012, 2017 and 2027 with a final maturity in 2037 and $23.0 million of senior notes putable in July of 2013, 2018, 2023 and 2028 with a final maturity in 2038.
11. Common Stock
We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During the six months ended June 30, 2009, we sold 1,751,000 shares of common stock at a weighted average price of $27.14, resulting in net proceeds of approximately $47.0 million after sales fees. At June 30, 2009, 3,249,000 shares of common stock were available to be sold pursuant to our controlled equity offering program, of which we sold approximately 2,124,000 shares at a weighted average price of $27.80 during the period from July 1, 2009 to August 5, 2009.
We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2009 was 2%. During the six months ended June 30, 2009, we issued approximately 353,000 shares of common stock, at an average price of $23.05, resulting in net proceeds of approximately $8.1 million.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Earnings Per Share (EPS)
Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.
Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B convertible preferred stock and/or OP Units. There were 243,000 stock options with option prices that would not be dilutive for the three and six months ended June 30, 2009. There were no stock options with option prices that would not be dilutive for the three and six months ended June 30, 2008. The calculation below excludes 1,200 performance shares, 603,000 stock appreciation rights and 27,000 stock units that would not be dilutive for the three and six months ended June 30, 2009. The calculation below excludes 524,000 stock appreciation rights that would not be dilutive for the three and six months ended June 30, 2008. The Series B convertible preferred stock is not dilutive for the three and six months ended June 30, 2009 and 2008. The table below details the components of the basic and diluted EPS calculations:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$34,809	$26,518	$64,209	$49,461
Net (income) loss attributable to noncontrolling interests	(75)	46	(102)	55
Net income attributable to participating securities	(206)	(92)	(412)	(277)
Undistributed earnings attributable to participating securities	—	(303)	—	(366)
Series B preferred stock dividends	(1,452)	(2,062)	(2,904)	(4,125)

Numerator for Basic and Diluted EPS from continuing operations	$33,076	$24,107	$60,791	$44,748

Income from discontinued operations	$17	$141,449	$21,250	$155,953

Numerator for Basic and Diluted EPS from discontinued operations	$17	$141,449	$21,250	$155,953

Denominator:
Basic weighted average shares outstanding	103,089	96,351	102,724	95,813
Effect of dilutive securities:
Stock options	69	125	63	97
Other share-settled compensation plans	194	309	180	299
OP Units	1,830	1,228	1,830	614

Diluted weighted average shares outstanding	105,182	98,013	104,797	96,823

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.32	$0.25	$0.59	$0.46
Discontinued operations attributable to NHP common stockholders	—	1.47	0.21	1.63

Net income attributable to NHP common stockholders	$0.32	$1.72	$0.80	$2.09

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.31	$0.25	$0.58	$0.46
Discontinued operations attributable to NHP common stockholders	—	1.44	0.20	1.61

Net income attributable to NHP common stockholders	$0.31	$1.69	$0.78	$2.07

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Pension Plan
During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the three and six months ended June 30, 2009 or 2008. The interest cost for the plan was $27,000 and $50,000 for the three and six months ended June 30, 2009, respectively. The interest cost for the plan was $21,000 and $42,000 for the three and six months ended June 30, 2008, respectively. We made $32,000 and $25,000 of contributions to the plan for the six months ended June 30, 2009 and 2008, respectively, and we expect to make $28,000 of contributions during the remainder of 2009.
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Rental income	$—	$1,459	$157	$7,521
Interest and other income	—	1	19	5

	—	1,460	176	7,526

Expenses:
Interest expense and amortization of deferred financing costs	—	6	—	1,004
Depreciation and amortization	(17)	225	78	1,656
General and administrative	—	—	—	5
Medical office building operating expenses	—	6	—	—

	(17)	237	78	2,665

Income from discontinued operations	$17	$1,223	$98	$4,861

15. Derivatives
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Notes 6 and 16).
During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250.0 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 2007 issuance of $300.0 million of notes which mature in 2013. These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250.0 million of the $300.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During the six months ended June 30, 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement amounts was expensed and is included in the net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements. During the three and six months ended June 30, 2009, we recorded $0.2 million of amortization. During the three and six months ended June 30, 2008, we recorded $64,000 and $0.1 million of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2006, we entered into two $125.0 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350.0 million of notes which mature in 2011. These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under SFAS No. 133 for $250.0 million of the $350.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During the three and six months ended June 30, 2009, we recorded $60,000 and $0.1 million of amortization, respectively. During the three and six months ended June 30, 2008, we recorded $58,000 and $0.1 million of amortization, respectively. We expect to record $0.2 million of amortization during the next 12 months.
16. Comprehensive Income
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of June 30, 2009, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $2.1 million.
We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300.0 million of notes which mature in 2013 as a yield reduction. During the six months ended June 30, 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement amounts was expensed and is included in the net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements. During the three and six months ended June 30, 2009, we recorded $0.2 million of amortization. During the three and six months ended June 30, 2008, we recorded $64,000 and $0.1 million of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350.0 million of notes which mature in 2011 as a yield reduction. During the three and six months ended June 30, 2009, we recorded $60,000 and $0.1 million of amortization, respectively. During the three and six months ended June 30, 2008, we recorded $58,000 and $0.1 million of amortization, respectively. We expect to record $0.2 million of amortization during the next 12 months.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. No changes in the funded status of the plan occurred during the six months ended June 30, 2009 or 2008.
The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$34,826	$167,967	$85,459	$205,414
Other comprehensive income:
Pro rata share of accumulated other comprehensive income (loss) from unconsolidated joint venture	1,456	—	(2,091)	—
Amortization of gains on Treasury lock agreements	(238)	(122)	(363)	(241)

Comprehensive income	36,044	167,845	83,005	205,173
Comprehensive (income) loss attributable to noncontrolling interests	(75)	46	(102)	55

Comprehensive income attributable to NHP	$35,969	$167,891	$82,903	$205,228

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through June 30, 2009. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.
18. Segment Information
Our operations are organized into two segments—triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of June 30, 2009, the multi-tenant leases segment was comprised exclusively of medical office buildings.
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
Certain items in prior period financial statements have been reclassified to conform to current period presentation, including those required by SFAS No. 144. Summary information related to our reportable segments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Triple-net leases	$73,650	$70,583	$147,913	$139,656
Multi-tenant leases	17,003	15,939	33,656	26,870
Non-segment	6,658	6,549	12,993	11,816

	$97,311	$93,071	$194,562	$178,342

Net operating income (1):
Triple-net leases	$73,650	$70,583	$147,913	$139,656
Multi-tenant leases	9,875	9,240	19,694	15,308

	$83,525	$79,823	$167,607	$154,964

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Triple-net leases	$2,471,425	$2,507,197
Multi-tenant leases	473,257	475,355
Non-segment	487,534	475,573

	$3,432,216	$3,458,125

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.
A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$34,826	$167,967	$85,459	$205,414
Interest and other income	(6,658)	(6,549)	(12,993)	(11,816)
Interest expense and amortization of deferred financing costs	23,247	25,507	47,319	50,246
Depreciation and amortization expense	30,892	28,788	61,919	56,070
General and administrative expense	6,973	6,407	13,904	12,904
Income from unconsolidated joint ventures	(1,174)	(848)	(2,187)	(1,901)
Gain on debt extinguishment	(4,564)	—	(4,564)	—
Gains on sale of facilities, net	—	(140,226)	(21,152)	(151,092)
Income from discontinued operations	(17)	(1,223)	(98)	(4,861)

Net operating income from reportable segments	$83,525	$79,823	$167,607	$154,964

19. Commitments and Contingencies
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
Lexington Insurance, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington in amounts up to $10.0 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, filed cross-motions for summary judgment. Those motions were recently decided, resulting in a favorable outcome for us. The court’s ruling indicates $10.0 million in coverage is available from Lexington for the claims under the Professional Liability part of the Lexington policy. The court, however, declined to consider our counterclaim that there was an additional $10.0 million in coverage available to us under the comprehensive general liability part of the policy, ruling such a claim was premature. Lexington has appealed and filed post-judgment motions with the trial court. We have cross-appealed and filed our own post-judgment motions with the trial court in order to pursue the additional $10.0 million on the comprehensive general liability part of the policy. We do not expect the appeal to be resolved before the end of 2010.
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
Revolving Loan Facility
In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale under which we became a lender with an initial commitment of $8.8 million ($2.9 million at June 30, 2009) under their original $230.0 million revolving loan facility ($75.0 million at June 30, 2009) which is scheduled to mature on August 31, 2010 (see Note 4). During the six months ended June 30, 2009, we funded $7.5 million which was subsequently repaid. At June 30, 2009, there was no balance outstanding.
Line of Credit
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the six months ended June 30, 2009, we funded $2.7 million under the line of credit which remained outstanding at June 30, 2009 and is included in the caption “Other assets” on our balance sheet.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20. Related Party Transactions
In August 2008, Dr. Jeffrey Rush became a director of NHP. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB, an entity that owns two multi-tenant medical office buildings (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB SB. In September 2008, we funded a mortgage loan secured by a medical office building in the amount of $47.5 million which is outstanding at June 30, 2009 (see Note 4). The loan matures on August 31, 2009. Dr. Rush has an ownership interest in another unaffiliated entity that owns the medical office building that is security for this loan.
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Partners LLC which owns 50% of PMBRES.
We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion. Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Pomona LLC. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC. During the six months ended June 30, 2009, we funded $0.8 million which remained outstanding at June 30, 2009 and is included in the caption “Other assets” on our balance sheet.
During the six months ended June 30, 2009, NHP/PMB became obligated to pay $3.0 million under the Contribution Agreement, of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (see Note 6). Dr. Rush is the Chairman of and owns an interest in Pacific Medical Buildings LLC. In addition, Dr. Rush and certain of his family members own interests, directly and indirectly through partnerships and trusts, in the entities that own the properties currently in development that may be acquired in the future under the Contribution Agreement.
21. Subsequent Events
On July 10, 2009, we entered into an agreement with Broe to acquire its interests in the Broe I and Broe II joint ventures (see Note 5) for $4.3 million.
On July 27, 2009, we amended our leases with Hearthstone Senior Services, L.P. (“Hearthstone”), a company formed in 2006 by HAL’s President and CEO, Tim Hekker, and two partners. Hearthstone’s only operations consist of the management of the 32 facilities under these leases. The lease terms were modified to (i) convert the annual Base Rent escalator to a fixed 3%, (ii) defer payment of the Supplemental Rent through December 31, 2011, (iii) tighten restrictions on distributions until such time as Hearthstone achieves and sustains defined rent coverage levels, (iv) provide for transfer of ownership of Hearthstone to us in the event of certain major events of default and (v) put in place certain bankruptcy protections and enhanced oversight rights for us.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Disclosure
Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:
•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent, interest or loan principal amounts by our tenants;

•	our reliance on two tenants for a significant percentage of our revenues;

•	occupancy levels at certain facilities;

•	our level of indebtedness;

•	changes in the ratings of our debt securities;

•	maintaining compliance with our debt covenants;

•	access to the capital markets and the cost and availability of capital;

•	government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;

•	the ability of our tenants to pay contractual rent and/or interest escalations in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	our ability to retain key personnel;

•	potential liability under environmental laws;

•	the possibility that we could be required to repurchase some of our senior notes;

•	the rights and influence of holders of our outstanding preferred stock;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust; and

•	other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, especially the risk factors set forth in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q.

Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. For a description of the risks associated with our critical accounting policies and estimates, see “Risk Factors — Risks Relating to Us and Our Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting estimates.
Principles of Consolidation
Our consolidated financial statements include the accounts of NHP, its wholly-owned subsidiaries and its joint ventures that are controlled through voting rights or other means. We apply Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities, as revised, for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. We also apply Emerging Issues Task Force (“EITF”) Issue 04-5, Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights, to investments in joint ventures. All material intercompany accounts and transactions have been eliminated.
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
We have historically allocated purchase prices in accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”). On January 1, 2009, we adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R is effective for business combinations completed on or after January 1, 2009 and retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Under SFAS No. 141R, certain transaction costs that have historically been capitalized as acquisition costs are expensed, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels.
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
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for financial statements issued for the period ending June 30, 2009. The adoption of SFAS No. 165 did not have an impact on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) to require ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 requires enhanced disclosures regarding an entity’s involvement with variable interest entities. SFAS No. 167 is effective January 1, 2010. The adoption of SFAS No. 167 is not expected to have a material impact on our results of operations or financial position.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The FASB Accounting Standards Codification (“Codification”) will become the single source of authoritative GAAP other than guidance issued by the SEC. SFAS No. 168 is effective for financial statements issued for the period ending September 30, 2009. As the Codification is not intended to change or alter existing GAAP, the adoption of SFAS No. 168 is not expected to impact our results of operations or financial position.

Operating Results
Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

	Six Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$147,913	$139,656	$8,257	5.9%
Medical office building operating rent	33,656	26,870	6,786	25.3%

	181,569	166,526	15,043	9.0%
Interest and other income	12,993	11,816	1,177	10.0%

	194,562	178,342	16,220	9.1%

Expenses:
Interest and amortization of deferred financing costs	47,319	50,246	(2,927)	(5.8%)
Depreciation and amortization	61,919	56,070	5,849	10.4%
General and administrative	13,904	12,904	1,000	7.7%
Medical office building operating expenses	13,962	11,562	2,400	20.8%

	137,104	130,782	6,322	4.8%

Operating income	57,458	47,560	9,898	20.8%
Income from unconsolidated joint ventures	2,187	1,901	286	15.0%
Gain on debt extinguishment, net	4,564	—	4,564	—

Income from continuing operations	64,209	49,461	14,748	29.8%

Discontinued operations:
Gains on sale of facilities, net	21,152	151,092	(129,940)	(86.0%)
Income from discontinued operations	98	4,861	(4,763)	(98.0%)

	21,250	155,953	(134,703)	(86.4%)

Net income	85,459	205,414	(119,955)	(58.4%)
Net (income) loss attributable to noncontrolling interests	(102)	55	(157)	(285.5%)

Net income attributable to NHP	85,357	205,469	(120,112)	(58.5%)
Preferred stock dividends	(2,904)	(4,125)	1,221	(29.6%)

Net income attributable to NHP common stockholders	$82,453	$201,344	$(118,891)	(59.0%)

Triple-net lease rental income increased $8.3 million, or 6%, in 2009 as compared to 2008. The increase was primarily due to rental income from 42 facilities acquired during 2008 and rent increases at existing facilities, offset in part by decreased straight-line rental income.
Medical office building operating rent increased $6.8 million, or 25%, in 2009 as compared to 2008. The increase was primarily due to operating rent from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.
Interest and other income increased $1.2 million, or 10%, in 2009 as compared to 2008. The increase was primarily due to six loans funded during 2008 and four loans funded during 2009, offset in part by loan repayments and lower short-term investment interest income resulting from a lower average balance and lower interest rates.
Interest and amortization of deferred financing costs decreased $2.9 million, or 6%, in 2009 as compared to 2008. The decrease was primarily due to the repayment of $110.3 million of senior notes during 2008 and $62.0 million during 2009 and the repayment of the outstanding balance on our Credit Facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, offset in part by the assumption of $120.8 million of secured debt during 2008 and the addition of $35.8 million of secured debt in one of our consolidated joint ventures in 2008.
Depreciation and amortization increased $5.8 million, or 10%, in 2009 as compared to 2008. The increase was primarily due to the acquisition of 52 facilities during 2008, including 10 multi-tenant medical office buildings.

General and administrative expenses increased $1.0 million, or 8%, in 2009 as compared to 2008. The increase was primarily due to increased expenses for third party advisors and employee related costs, offset in part by a decrease in tax expense.
Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $2.4 million, or 21%, in 2009 as compared to 2008. The increase was primarily due to operating expenses from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.
Income from unconsolidated joint ventures increased $0.3 million, or 15%, in 2009 as compared to 2008. The increase was primarily due to increased income from our unconsolidated joint venture with a state pension fund investor and decreased losses from PMB Real Estate Services LLC (“PMBRES”), a full service property management company, in which we acquired a 50% interest in 2008, offset in part by losses from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity that owns two multi-tenant medical office buildings, in which we acquired a 44.95% interest in 2008.
During 2009, we retired $30.0 million of senior notes due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements.
SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income decreased $134.7 million in 2009 as compared to 2008. Discontinued operations income of $21.3 million for 2009 was comprised of gains on sale of $21.2 million, rental income of $0.2 million and interest and other income of $19,000, offset in part by depreciation and amortization of $0.1 million. Discontinued operations income of $156.0 million for 2008 was comprised of gains on sale of $151.1 million and rental income of $7.5 million, offset in part by depreciation and amortization expense of $1.7 million and interest expense of $1.0 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.
Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

	Three Months Ended
	June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$73,650	$70,583	$3,067	4.3%
Medical office building operating rent	17,003	15,939	1,064	6.7%

	90,653	86,522	4,131	4.8%
Interest and other income	6,658	6,549	109	1.7%

	97,311	93,071	4,240	4.6%

Expenses:
Interest and amortization of deferred financing costs	23,247	25,507	(2,260)	(8.9%)
Depreciation and amortization	30,892	28,788	2,104	7.3%
General and administrative	6,973	6,407	566	8.8%
Medical office building operating expenses	7,128	6,699	429	6.4%

	68,240	67,401	839	1.2%

Operating income	29,071	25,670	3,401	13.2%
Income from unconsolidated joint ventures	1,174	848	326	38.4%
Gain on debt extinguishment, net	4,564	—	4,564	—

Income from continuing operations	34,809	26,518	8,291	31.3%

Discontinued operations:
Gains on sale of facilities, net	—	140,226	(140,226)	(100.0%)
Income from discontinued operations	17	1,223	(1,206)	(98.6%)

	17	141,449	(141,432)	(100.0%)

Net income	34,826	167,967	(133,141)	(79.3%)
Net (income) loss attributable to noncontrolling interests	(75)	46	(121)	(263.0%)

Net income attributable to NHP	34,751	168,013	(133,262)	(79.3%)
Preferred stock dividends	(1,452)	(2,062)	610	(29.6%)

Net income attributable to NHP common stockholders	$33,299	$165,951	$(132,652)	(79.9%)

Triple-net lease rental income increased $3.1 million, or 4%, in 2009 as compared to 2008. The increase was primarily due to rental income from 28 facilities acquired during the last nine months of 2008 and rent increases at existing facilities, offset in part by decreased straight-line rental income.
Medical office building operating rent increased $1.1 million, or 7%, in 2009 as compared to 2008. The increase was primarily due to operating rent from nine multi-tenant medical office buildings acquired during the last nine months of 2008 through consolidated joint ventures.
Interest and other income increased $0.1 million, or 2%, in 2009 as compared to 2008. The increase was primarily due to six loans funded during the last nine months of 2008 and four loans funded during 2009, offset in part by loan repayments and lower short-term investment interest income resulting from a lower average balance and lower interest rates.
Interest and amortization of deferred financing costs decreased $2.3 million, or 9%, in 2009 as compared to 2008. The decrease was primarily due to the repayment of $100.3 million of senior notes during the last nine months of 2008 and $62.0 million during 2009 and the repayment of the outstanding balance on our Credit Facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, offset in part by the assumption of $120.8 million of secured debt during the last nine months of 2008 and the addition of $28.0 million of secured debt in one of our consolidated joint ventures during the last nine months of 2008.
Depreciation and amortization increased $2.1 million, or 7%, in 2009 as compared to 2008. The increase was primarily due to the acquisition of 37 facilities during the last nine months of 2008, including nine multi-tenant medical office buildings.
General and administrative expenses increased $0.6 million, or 9%, in 2009 as compared to 2008. The increase was primarily due to increased expenses for third party advisors and employee related costs, offset in part by a decrease in tax expense.
Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $0.4 million, or 6%, in 2009 as compared to 2008. The increase was primarily due to operating expenses from nine multi-tenant medical office buildings acquired during the last nine months of 2008 through consolidated joint ventures.
Income from unconsolidated joint ventures increased $0.3 million, or 38%, in 2009 as compared to 2008. The increase was primarily due to PMBRES which reported income in 2009 as compared to a loss in 2008 and increased income from our unconsolidated joint venture with a state pension fund investor, offset in part by losses from PMB SB in which we acquired a 44.95% in August 2008.
During 2009, we retired $30.0 million of senior notes due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements.
SFAS No. 144 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income decreased $141.4 million in 2009 as compared to 2008. Discontinued operations income of $17,000 for 2009 represents a credit to depreciation and amortization expense. Discontinued operations income of $141.4 million for 2008 was comprised of gains on sale of $140.2 million and rental income of $1.5 million, offset in part by depreciation and amortization expense of $0.2 million and interest expense of $6,000. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Other Factors That Affect Our Business
Hearthstone Senior Services, L.P.
On June 1, 2006, we acquired 32 assisted living and Alzheimer’s facilities from Hearthstone Assisted Living, Inc. for approximately $431 million. In connection with the acquisition, we leased all of the facilities to Hearthstone Senior Services, L.P. (“Hearthstone”), a new company formed by Hearthstone Assisted Living, Inc.’s President and CEO, Tim Hekker and two partners. Hearthstone’s only operations consist of the management of these 32 facilities. The lease has an initial term of 15 years and provides for a “Base Rent” that started at approximately $34.7 million per year and increases each year by up to 3%. In addition, Hearthstone agreed to pay over the initial term of the lease “Supplemental Rent” equal to a specified percentage of Hearthstone’s annual gross revenue. In accordance with the lease, payment of Supplemental Rent of $1.6 million for the first 24 months of the lease was deferred until June 2008, when it became payable in 12 monthly installments, and Supplemental Rent from June 2008 (initially $127,000 per month) was to be paid quarterly starting in September 2008. None of this Supplemental Rent has been recognized by us as revenue. Additionally, Base Rent increased $89,000 per month in June 2008 and $28,000 per month in June 2009.
Hearthstone has failed to pay the deferred Supplemental Rent of $133,000 per month starting in June 2008 and the current Supplemental Rent of approximately $373,000 due quarterly starting in September 2008. As of June 30, 2009, however, Hearthstone was current on all other rent payments required under the lease. In addition, at June 30, 2009, we had accrued $4.7 million of straight-line (non-cash) rent receivable from Hearthstone, some or all of which may need to be reserved in the future, depending on our ongoing evaluation of its collectability.
In July 2009, the lease terms were modified to (i) convert the annual Base Rent escalator to a fixed 3%, (ii) defer payment of the Supplemental Rent through December 31, 2011, (iii) tighten restrictions on distributions until such time as Hearthstone achieves and sustains defined rent coverage levels, (iv) provide for transfer of ownership of Hearthstone to us in the event of certain major events of default and (v) put in place certain bankruptcy protections and enhanced oversight rights for us.
Although we have a $6.0 million letter of credit that secures Hearthstone’s current payment obligations to us (which we have not yet drawn on), it is possible that the letter of credit may not be sufficient to compensate us for any additional future payment obligations that may arise under the modified lease agreement.
Leases and Mortgage Loans
Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index (which has recently trended negatively) do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings, as of June 30, 2009, we had leases on four facilities expiring in 2009. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $26.1 million during the remainder of 2009.
Acquisitions
We may make acquisitions during 2009, although we cannot predict the quantity or timing of any such acquisitions. As we continue to be confronted with unprecedented adverse capital markets and economic conditions, we expect the slower growth that evolved in 2008 and the first half of 2009 to continue for the foreseeable future. If we make additional investments in facilities, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset revenue increases and could reduce revenues.
Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2009 decreased $2.2 million, or 2%, as compared to the same period in 2008. This was primarily due to the payment of certain amounts included in the caption “Accounts payable and accrued liabilities” during 2009 and increased intangible lease liabilities related to our multi-tenant medical office buildings in 2008, offset in part by revenue increases from our owned facilities and mortgage and other loans as a result of acquisitions and funding of mortgage and other loans during 2008 and increased intangible assets in 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities
During the six months ended June 30, 2009, we funded $13.9 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2009, we had committed to fund additional expansions, construction and capital improvements of $147.5 million. Additionally, at June 30, 2009, we had committed to fund additional amounts under existing loan agreements of $13.3 million, including our commitments under the PMB LLC line of credit, PMB Pomona LLC loan and Brookdale revolving loan facility described below.
During the six months ended June 30, 2009, we funded $1.7 million and $0.3 million in capital and tenant improvements at certain facilities through our two joint ventures with The Broe Companies (“Broe”) and our joint venture with McShane Medical Office Properties, Inc., respectively.
In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. During 2008, NHP/PMB L.P. (“NHP/PMB”), a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC, acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). Pursuant to the Contribution Agreement, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings, including the trailing 20-day average rate for the JP Morgan JULI BBB 7 to 10 year REIT index (measured five business days before any anticipated closing date) not exceeding 7.34%. The index was 9.12% at June 30, 2009. If all closing conditions are met causing us to be obligated to purchase the remaining medical office buildings, we could choose to not complete the purchase by paying liquidated damages equal to 5% of the total property value. During the six months ended June 30, 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied.
On June 1, 2009, we entered into an amendment to the Contribution Agreement that provides NHP/PMB with a right of first offer with respect to four of the six properties that were eliminated from the Contribution Agreement, as well as the two remaining properties that are currently in development (if they are not acquired by NHP/PMB under the Contribution Agreement). In addition, as a result of the elimination of the six properties described above, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million (the “Current Premium Adjustment”), of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (46,077 shares valued at $29.00 per share). The portion of the Current Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.2 million in cash and the issuance of 2,551 additional Class A limited partnership units in NHP/PMB (“OP Units”) with an aggregate cost basis of $0.1 million. As a result of the cash and stock paid with respect to the Current Premium Adjustment, we received an additional 6,481 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the two remaining properties that are currently in development, NHP/PMB will become obligated to pay approximately $4.8 million (the “Future Premium Adjustment”), of which approximately $4.3 million would be payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (valued at the then-market price, but not less than $29.00 per share or greater than $33.00 per share). As of December 31, 2008, we had accrued $7.8 million with respect to the Current Premium Adjustment and the Future Premium Adjustment, and $4.9 million remains accrued at June 30, 2009.
Through NHP/PMB, we may acquire the remaining two multi-tenant medical office buildings for $162.7 million, including the assumption of approximately $31.4 million of mortgage financing. We may acquire one of the remaining two multi-tenant medical office buildings in 2010 and one in 2012. The acquisition of each of the remaining multi-tenant medical office buildings is subject to the satisfaction of the closing conditions specified in the Contribution Agreement.
Additionally, we entered into another agreement with NHP/PMB, PMB LLC and PMB Real Estate Services LLC pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion (increased from $1.0 billion) of multi-tenant medical office buildings developed by PMB LLC through April 2019 (extended from April 2016). The total value of this agreement was increased and the expiration date of this agreement was extended as a result of the termination of the Contribution Agreement described above with respect to six properties after the conditions for us to close on such properties were not satisfied.
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the six months ended June 30, 2009, we funded $2.7 million under the line of credit.

We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC, and funded $0.8 million during the six months ended June 30, 2009.
In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc., under which we became a lender with an original commitment of $8.8 million ($2.9 million at June 30, 2009) under their original $230.0 million revolving loan facility ($75.0 million at June 30, 2009) which is scheduled to mature on August 31, 2010 (see Note 4 to our condensed consolidated financial statements). During the six months ended June 30, 2009, we funded $7.5 million which was subsequently repaid.
During the six months ended June 30, 2009, we also funded $3.3 million on other existing mortgage and other loans.
During the six months ended June 30, 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during the six months ended June 30, 2009) was prepaid, and we received payments of $0.7 million on other mortgage and other loans.
During the six months ended June 30, 2009, we sold two skilled nursing facilities and one assisted living facility for net cash proceeds of $36.3 million that resulted in a total gain of $21.2 million which is included in gains on sale of facilities in discontinued operations.
During the six months ended June 30, 2009, we made contributions of $0.1 million to PMBRES and received distributions of $1.2 million and $0.2 million from our unconsolidated joint venture with a state pension fund investor and PMB SB, respectively.
Financing Activities
At June 30, 2009 and December 31, 2008, we had $700.0 million available under our $700.0 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at June 30, 2009) or applicable LIBOR plus 0.70% (1.01% at June 30, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.
During the six months ended June 30, 2009, we repaid $32.0 million of fixed rate notes with a weighted average rate of 7.76% at maturity. During the six months ended June 30, 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements. The payments were funded by cash on hand.
We anticipate repaying senior notes at or prior to maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at June 30, 2009 were Baa2 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB from Fitch Ratings.
During the six months ended June 30, 2009, an additional $6.9 million was funded on existing loans secured by a portion of our two medical office building joint venture portfolios with Broe, and we made payments of $3.4 million on other notes and bonds payable.
During the six months ended June 30, 2009, we made cash distributions of $0.5 million to the noncontrolling interests in our two medical office building joint ventures with Broe and $0.2 million to the noncontrolling interest in the medical office building joint venture consolidated by NHP/PMB. Also, during the six months ended June 30, 2009, cash distributions of $1.6 million were made to OP unitholders. In July 2009, we entered into an agreement to acquire the noncontrolling interests in our two medical office building joint ventures with Broe for $4.3 million.
We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from time to time through a controlled equity offering program. During the six months ended June 30, 2009, we sold 1,751,000 shares of common stock at a weighted average price of $27.14, resulting in net proceeds of approximately $47.0 million after sales fees. At June 30, 2009, 3,249,000 shares of common stock were available to be sold pursuant to our controlled equity offering program, of which we sold approximately 2,124,000 shares at a weighted average price of $27.80 during the period from July 1, 2009 to August 5, 2009.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2009 was 2%. During the six months ended June 30, 2009, we issued approximately 353,000 shares of common stock, at an average price of $23.05, resulting in net proceeds of approximately $8.1 million.
We paid $2.9 million, or $3.875 per preferred share, in dividends to our 7.75% Series B Convertible preferred stockholders during the six months ended June 30, 2009. We paid $90.6 million, or $0.88 per common share, in dividends to our common stockholders during the six months ended June 30, 2009. We expect that this common stock dividend policy will continue, but it is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On July 27, 2009, our Board of Directors declared a quarterly cash dividend of $0.44 per share of common stock. This dividend will be paid on September 4, 2009 to stockholders of record on August 14, 2009.
At June 30, 2009, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at June 30, 2009, we had approximately 1,225,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.
Assuming certain conditions are met under our Contribution Agreement with Pacific Medical Buildings LLC and certain of its affiliates, and we are obligated to close on the two remaining buildings, we would expect to finance the acquisitions of these buildings with a combination of $31.4 million in assumed debt, the issuance of limited partnership interests in NHP/PMB, cash on hand and borrowings under our Credit Facility.
Financing for other future investments and for the repayment of the obligations and commitments noted above may be provided by cash on hand, borrowings under our Credit Facility discussed above, the sale of debt or equity securities in private placements or public offerings, which may be made under the shelf registration statement discussed above or under new registration statements, proceeds from asset sales or mortgage loan receivable payoffs, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio or through joint ventures. We estimate that, as of June 30, 2009, we could have borrowed up to $2.0 billion of additional debt, and incurred additional annual interest expense of up to $85.7 million, and remained in compliance with our existing debt covenants.
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the latter part of 2008 and the first half of 2009. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to diminished expectations for the U.S. economy and financial markets.
As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $700.0 million available under our Credit Facility at June 30, 2009, and we have no current reason to believe that we will be unable to access the facility in the future. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our Credit Facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.
We have approximately $103.2 million of indebtedness that matures in 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date. We have approximately $55.0 million of such senior notes that we may be required to repay in 2009 and none that we may be required to repay in 2010. If current market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the current market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

Our plans for growth require regular access to the capital and credit markets. If capital is not available at an acceptable cost, it will significantly impair our ability to make future investments as acquisitions and development projects become difficult or impractical to pursue.
We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage loans receivable might be prepaid. In the event that there are facility sales or mortgage loan receivable repayments in excess of new investments, revenues may decrease. We anticipate using the proceeds from any facility sales or mortgage loans receivable repayments to provide capital for future investments, to reduce any outstanding balance on our Credit Facility or to repay other borrowings as they mature. Any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues. We believe the combination of cash on hand, the ability to draw on our $700.0 million Credit Facility and the ability to sell securities under the shelf registration statement, as well as our unconsolidated joint venture with a state pension fund investor, provide sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.
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
At our option, borrowings under our Credit Facility bear interest at the prime rate (3.25% at June 30, 2009) or applicable LIBOR plus 0.70% (1.01% at June 30, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. At June 30, 2009 and December 31, 2008, we did not have any borrowings under our unsecured revolving Credit Facility. Additionally, a portion of our secured debt has variable rates.
For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our Credit Facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at June 30, 2009 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2009 of $0.5 million.

The table below sets forth certain information regarding our debt as of June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
			% of			% of
	Principal	Rate	Total	Principal	Rate	Total
Fixed rate debt:
Senior notes	$994,233	6.5%	69.4%	$1,056,233	6.5%	70.8%
Notes and bonds payable	329,634	6.1%	23.0%	339,110	6.1%	22.8%

Total fixed rate debt	1,323,867	6.4%	92.4%	1,395,343	6.4%	93.6%

Variable rate debt:
Credit Facility	—	—	—	—	—	—
Notes and bonds payable	108,978	3.7%	7.6%	96,089	5.6%	6.4%

Total variable rate debt	108,978	3.7%	7.6%	96,089	5.6%	6.4%

Total debt	$1,432,845	6.2%	100.0%	$1,491,432	6.4%	100.0%

Item 4.	Controls and Procedures
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
The information set forth under the heading “Litigation” of Note 19 to the Condensed Consolidated Financial Statement, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors
Except as provided below, as of the date of this report, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2008.
Risks Relating to Our Tenants
Our financial position could be weakened and our ability to make distributions could be limited if one or more tenants providing a material amount of our revenues were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our tenants. There may end up being more serious tenant financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular tenant or it could be caused by an occurrence that affects our industry generally. For example, healthcare reform and further federal or state governmental reimbursement reductions could impact our skilled nursing facilities as governments work through their budget deficits. Additionally, continuing reduced occupancies or slow lease-ups could impact our assisted and independent living facilities or medical office buildings due to general economic and other factors, particularly rising unemployment and a weak housing market, and increases in insurance premiums, labor and other expenses. These adverse developments could arise due to a number of factors, including those listed below.
The global financial crisis has adversely impacted the financial condition of our tenants, which could impair our tenants’ ability to meet their obligations to us.
The U.S. is experiencing a recession which is the longest duration since the Great Depression. Continued concerns about the uncertainty over whether our economy will be adversely impacted by inflation, deflation or stagflation, and the systemic impact of rising unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy.
The specific impact this may have on each of our businesses is described below:
•	Senior Housing. The combination of a weak economy, sustained weak housing market and rising unemployment (the “Economic Factors”) has put downward pressure on occupancies and operating margins for senior housing, a trend that we expect to continue until these factors abate. Since the principal competitor for senior housing is the home, the Economic Factors have intensified this competition and in turn challenged occupancies. In particular, the sustained weak housing markets have put particular pressure on independent living facility occupancies as more seniors delay or forego moving into such facilities, while the weak economy and rising unemployment have put particular pressure on occupancies at more need-based assisted living and Alzheimer facilities as costs become prohibitive, causing seniors to go without the necessary assistance and care or causing unemployed, or in some cases working, adults to become caregivers to their senior family members for a period of time. We also believe that our tenants already have implemented prudent cost reductions, and further rent increases will be incrementally more difficult on beleaguered consumers. Therefore, without stabilization or increases in occupancies, it will be difficult for tenants to prevent margin erosion over time which would adversely impact their financial condition and their ability to continue to meet their obligations to us.
•	Long-Term Care/Skilled Nursing. Skilled nursing occupancies have been less impacted by the Economic Factors since the services provided are primarily driven by a significant need. However, skilled nursing is shrouded in a cloud of uncertainty because of President Obama’s proposed healthcare reform and increasing pressure on federal and state government reimbursement from the current economic turmoil. The ultimate outcome of either of these factors could adversely affect the operations and financial condition of our skilled nursing tenants and their ability to continue to meet their obligations to us.

•	Medical Office. While the medical office sector currently remains generally healthy, the Economic Factors, particularly rising unemployment and cuts in corporate benefits, will likely have unfavorable implications. Consumers faced with limited financial resources and reduced or eliminated insurance coverage will likely choose to forego elective procedures and may defer or forego prescribed procedures. Over time, this could adversely affect the operations and financial condition of our medical office building tenants and their ability to continue to meet their obligations to us. Vacancy for the sector is expected to increase 100 basis points by the end of 2009 to about 12%.
This difficult operating environment has adversely impacted the financial condition of our tenants. If these economic conditions continue, our tenants may be unable to meet their obligations to us, and our business could be adversely affected.
Our tenants may be affected by legislative developments impacting the healthcare system.
Each year, legislative proposals are introduced or proposed in Congress, and in some state legislatures, that would effect major changes in the healthcare system, nationally or at the state level. Recently, with our country enduring an economic recession and the national expenditure for healthcare exceeding 16% of GDP, achieving comprehensive healthcare reform has emerged as a leading priority of President Obama and Congress, and a number of proposals have been announced as the debate continues over how to overhaul the healthcare system. Among the proposals under consideration, the following is an example of one that could potentially affect our tenants.
Presently, as Medicare beneficiaries with complex health conditions move between hospital stays and a range of post-acute care providers which includes skilled nursing facilities, Medicare makes separate payments to each provider for covered services across the entire spectrum of care. The current solution proposed by the Congressional Budget Office and Senate Finance Committee and supported by President Obama is to bundle payments for acute care and post-acute care services provided within the first 30 days after being discharged from an acute care hospital. Hospitals, a significant referral source for post-acute providers, could start to retain patients previously discharged as a requirement of the new bundled, fee-for-service program.
We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.
Our tenants may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators in the healthcare industry.
Certain companies in the healthcare industry, including some key senior housing operators, are currently experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, our tenants could experience the damaging financial effects of a weakened industry driven by negative industry headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.
Two of the operators of our facilities each account for more than 10% of our revenues. If these operators experience financial difficulties, or otherwise fail to make payments to us, our revenues may significantly decline.
At June 30, 2009, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) accounted for 15.1% and 10.7%, respectively, of our revenues. We cannot assure you that Brookdale or Hearthstone will have sufficient assets, income or access to financing to enable it to satisfy its obligations to us. Any failure by Brookdale or Hearthstone to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties, which would affect their ability to continue to meet their obligations to us.
Hearthstone agreed to pay over the initial 15-year term of its lease “Supplemental Rent” equal to a specified percentage of Hearthstone’s annual gross revenue. In accordance with the lease, payment of Supplemental Rent of $1.6 million for the first 24 months of the lease was deferred until June 2008, when it became payable in 12 monthly installments, and Supplemental Rent from June 2008 was to be paid quarterly starting in September 2008. Hearthstone has failed to pay the deferred Supplemental Rent of $133,000 per month and the current Supplemental Rent of approximately $373,000 due quarterly starting in September 2008.
In July 2009, the Hearthstone lease terms were modified to (i) convert the annual Base Rent escalator to a fixed 3%, (ii) defer payment of the Supplemental Rent through December 31, 2011, (iii) tighten restrictions on distributions until such time as Hearthstone achieves and sustains defined rent coverage levels, (iv) provide for transfer of ownership of Hearthstone to us in the event of certain major events of default and (v) put in place certain bankruptcy protections and enhanced oversight rights for us.

Although we have a $6.0 million letter of credit that secures Hearthstone’s current payment obligations to us (which we have not yet drawn on), it is possible that the letter of credit may not be sufficient to compensate us for any additional future payment obligations that may arise under the modified lease agreement.
The failure or inability of Brookdale and/or Hearthstone to pay their obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Due to changes in the securities laws, our registration statement covering offers and sales of our common stock under our dividend reinvestment and stock purchase plan (“DRIP”) expired on November 30, 2008. As a result, shares sold under the DRIP after this date may not have been registered, and may not qualify for an exemption from registration, under the Securities Act of 1933, as amended (the “Securities Act”). The failure to file a new registration statement before the expiration date was inadvertent and, as of June 24, 2009, future sales under the DRIP are registered under our automatic shelf registration statement. Although those who purchased shares under the expired registration statement could have rescission rights, based on our share price of $31.81 at August 4, 2009, all of the shares were sold at prices below the recent market price of our common stock, which makes rescission unlikely. Information with respect to the sales is summarized below:

Date	Number of Shares	Price per Share	Aggregate Proceeds
December 5, 2008	117,250	$20.04	$2,345,000
December 26, 2008	59,427	$24.44	$1,450,000
January 26, 2009	38,195	$24.79	$945,000
February 26, 2009	44,529	$21.68	$964,000
March 6, 2009	5,562	$18.58	$103,000
March 26, 2009	90,301	$20.95	$1,888,760
April 27, 2009	84,490	$23.15	$1,953,000
May 26, 2009	15,132	$24.99	$378,000
June 5, 2009	3,415	$27.34	$93,000
The proceeds were used for general corporate purposes.

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual Meeting of Stockholders was held on May 5, 2009 (“Annual Meeting”). At the Annual Meeting, William K. Doyle, Robert D. Paulson, Jeffrey L. Rush, M.D. and Keith P. Russell were elected as directors to serve for a three-year term until the 2012 Annual Meeting of Stockholders, and Richard I. Gilchrist was elected as a director to serve for a two-year term until the 2011 Annual Meeting of Stockholders. The other directors whose term of office continued after the meeting are R. Bruce Andrews, David R. Banks, Charles D. Miller, Douglas M. Pasquale and Jack D. Samuelson.
The proposal to ratify the appointment of our independent accountants for 2009 was approved by stockholders of the Company.
Voting at the Annual Meeting was as follows:

			Abstentions and Broker
Matter	Votes Cast For	Votes Cast Against	Non-votes
Election of William K. Doyle	86,019,450	5,888,824
Election of Richard I. Gilchrist	89,745,997	2,162,276
Election of Robert D. Paulson	85,996,908	5,911,365
Election of Jeffrey L. Rush, M.D.	86,079,971	5,828,302
Election of Keith P. Russell	85,927,557	5,980,716
Proposal to ratify the appointment of independent accountants	85,490,095	6,343,046	75,131

Item 6.	Exhibits

Exhibit No.	Description

2.1
Eleventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 1, 2009, by and among the Company, NHP/PMB, PMB, and certain of PMB’s affiliates (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 1, 2009, is incorporated herein by reference).

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

Date: August 5, 2009	Nationwide Health Properties, Inc.
	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32.	Section 1350 Certifications of CEO and CFO.