Form 10-Q
period 2009-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2009-11-09
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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
Common stock, $0.10 par value, outstanding at November 6, 2009: 112,229,025

NATIONWIDE HEALTH PROPERTIES, INC.
FORM 10-Q
SEPTEMBER 30, 2009

Part I. Financial Information

Item 1.	Financial Statements
NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate:
Land	$318,846	$320,394
Buildings and improvements	3,083,408	3,079,819

	3,402,254	3,400,213
Less accumulated depreciation	(566,356)	(490,112)

	2,835,898	2,910,101
Mortgage loans receivable, net	110,765	112,399
Mortgage loan receivable from related party	47,500	47,500
Investments in unconsolidated joint ventures	51,831	54,299

	3,045,994	3,124,299
Cash and cash equivalents	289,848	82,250
Receivables, net	6,959	6,066
Asset held for sale	—	4,542
Intangible assets	100,241	109,434
Other assets	132,225	131,534

	$3,575,267	$3,458,125

LIABILITIES AND EQUITY
Unsecured senior credit facility	$—	$—
Senior notes	994,233	1,056,233
Notes and bonds payable	433,849	435,199
Accounts payable and accrued liabilities	126,889	144,566

Total liabilities	1,554,971	1,635,998
Redeemable OP unitholder interests	54,221	56,778
Commitments and contingencies
Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, 749,184 shares issued and outstanding at September 30, 2009 and December 31, 2008, stated at liquidation preference of $100 per share	74,918	74,918
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 110,377,530 and 102,279,940 at September 30, 2009 and December 31, 2008, respectively	11,038	10,228
Capital in excess of par value	2,018,579	1,786,193
Cumulative net income	1,673,389	1,556,889
Accumulated other comprehensive (loss) income	(1,207)	1,846
Cumulative dividends	(1,812,145)	(1,669,407)

Total NHP stockholders’ equity	1,964,572	1,760,667
Noncontrolling interests	1,503	4,682

Total equity	1,966,075	1,765,349

	$3,575,267	$3,458,125

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue:
Triple-net lease rent	$73,922	$71,779	$221,835	$211,435
Medical office building operating rent	17,154	16,188	50,810	43,058

	91,076	87,967	272,645	254,493
Interest and other income	6,748	6,614	19,741	18,430

	97,824	94,581	292,386	272,923

Expenses:
Interest and amortization of deferred financing costs	23,221	25,308	70,540	75,554
Depreciation and amortization	31,130	30,271	93,050	86,342
General and administrative	6,521	6,634	20,425	19,538
Medical office building operating expenses	7,240	7,220	21,201	18,782

	68,112	69,433	205,216	200,216

Operating income	29,712	25,148	87,170	72,707
Income from unconsolidated joint ventures	1,513	924	3,700	2,824
Gain on debt extinguishment, net	—	—	4,564	—

Income from continuing operations	31,225	26,072	95,434	75,531

Discontinued operations:
Gains on sale of facilities, net	—	2,351	21,152	153,444
Income from discontinued operations	—	778	98	5,640

	—	3,129	21,250	159,084

Net income	31,225	29,201	116,684	234,615
Net (income) loss attributable to noncontrolling interests	(82)	52	(184)	107

Net income attributable to NHP	31,143	29,253	116,500	234,722
Preferred stock dividends	(1,451)	(2,061)	(4,355)	(6,185)

Net income attributable to NHP common stockholders	$29,692	$27,192	$112,145	$228,537

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.28	$0.25	$0.87	$0.72
Discontinued operations attributable to NHP common stockholders	—	0.03	0.20	1.65

Net income attributable to NHP common stockholders	$0.28	$0.28	$1.07	$2.37

Basic weighted average shares outstanding	107,175	96,975	104,224	96,203

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.24	$0.85	$0.71
Discontinued operations attributable to NHP common stockholders	—	0.03	0.20	1.63

Net income attributable to NHP common stockholders	$0.27	$0.27	$1.05	$2.34

Diluted weighted average shares outstanding	109,477	98,956	106,389	97,538

Dividends declared per share	$0.44	$0.44	$1.32	$1.32

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	NHP Stockholders‘ Equity
							Accumulated
					Capital in		other
	Preferred Stock		Common stock		excess of	Cumulative	comprehensive	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par value	net income	(loss) income	dividends	interests	equity
Balances at December 31, 2008	749	$74,918	102,280	$10,228	$1,786,193	$1,556,889	$1,846	$(1,669,407)	$4,682	$1,765,349
Comprehensive income:
Net income	—	—	—	—	—	116,500	—	—	184	116,684
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(485)	—	—	(485)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(2,568)	—	—	(2,568)

Comprehensive income										113,631
Issuance of common stock, net	—	—	8,098	810	230,631	—	—	—	—	231,441
Amortization of stock-based compensation	—	—	—	—	5,226	—	—	—	—	5,226
Preferred dividends	—	—	—	—	—	—	—	(4,355)	—	(4,355)
Common dividends	—	—	—	—	—	—	—	(138,383)	—	(138,383)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(2,065)	—	—	—	—	(2,065)
Purchase of noncontrolling interests	—	—	—	—	(1,406)	—	—	—	(2,831)	(4,237)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(532)	(532)

Balances at September 30, 2009	749	$74,918	110,378	$11,038	$2,018,579	$1,673,389	$(1,207)	$(1,812,145)	$1,503	$1,966,075

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$116,684	$234,615
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,128	88,142
Stock-based compensation	5,226	4,271
Gains on sale of facilities, net	(21,152)	(153,445)
Gain on debt extinguishment, net	(4,564)	—
Amortization of deferred financing costs	1,875	1,901
Mortgage loan premium amortization	49	122
Straight-line rent	(4,840)	(7,877)
Equity in earnings from unconsolidated joint ventures	(632)	107
Distributions from unconsolidated joint ventures	792	202
Changes in operating assets and liabilities:
Receivables	(580)	(1,395)
Intangible and other assets	4,765	(14,644)
Accounts payable and accrued liabilities	(13,422)	21,141

Net cash provided by operating activities	177,329	173,140

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(22,255)	(257,600)
Proceeds from sale of real estate facilities	36,284	284,968
Investment in mortgage and other loans receivable	(15,235)	(89,254)
Principal payments on mortgage and other loans receivable	12,431	13,322
Purchase of noncontrolling interests	(3,936)	—
Contributions to unconsolidated joint ventures	(1,994)	(6,297)
Distributions from unconsolidated joint ventures	1,770	4,180

Net cash provided by (used in) investing activities	7,065	(50,681)

Cash flows from financing activities:
Borrowings under credit facility	—	169,000
Repayment of borrowings under credit facility	—	(210,000)
Repayment of senior unsecured debt	(57,436)	(27,027)
Issuance of notes and bonds payable	6,862	36,370
Principal payments on notes and bonds payable	(8,212)	(16,577)
Issuance of common stock, net	227,631	109,415
Distributions to noncontrolling interests	(751)	(2,783)
Contributions from noncontrolling interests	—	47,424
Distributions to redeemable OP unitholders	(2,349)	—
Dividends paid	(142,411)	(133,303)
Deferred financing costs	(130)	—

Net cash provided by (used in) financing activities	23,204	(27,481)

Increase in cash and cash equivalents	207,598	94,978
Cash and cash equivalents, beginning of period	82,250	19,407

Cash and cash equivalents, end of period	$289,848	$114,385

Supplemental schedule of cash flow information:
Non-cash investing activity — foreclosure of facility securing mortgage loan receivable	$—	$2,945

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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
We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the nine months ended September 30, 2009, approximately 93% of our revenues were derived from leases, with the remaining 7% from mortgage loans, other financing activities and other miscellaneous income.
We believe we have operated in such a manner as to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). We intend to continue to qualify as such and therefore distribute at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gain) to our stockholders. If we qualify for taxation as a REIT, and we distribute 100% of our taxable income to our stockholders, we will generally not be subject to U.S. federal income taxes on our income that is distributed to stockholders. Accordingly, no provision has been made for federal income taxes.
As of September 30, 2009, we had investments in 579 healthcare facilities and one land parcel located in 43 states, consisting of:
Consolidated facilities:
•	251 assisted and independent living facilities;

•	170 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings; and

•	60 multi-tenant medical office buildings, 15 of which are operated by consolidated joint ventures (see Note 5).
Unconsolidated facilities:
•	19 assisted and independent living facilities;

•	14 skilled nursing facilities;

•	2 medical office buildings; and

•	1 continuing care retirement community.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mortgage loans secured by:
•	16 skilled nursing facilities;

•	9 assisted and independent living facilities;

•	1 medical office building; and

•	1 land parcel.
As of September 30, 2009, our directly owned facilities, other than our multi-tenant medical office buildings, were operated by 82 different healthcare providers, including the following publicly traded companies:

Number of
Facilities
Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4
Two of our triple-net lease tenants each accounted for more than 10% of our revenues at September 30, 2009 as follows:

• Brookdale Senior Living, Inc.	15.2%
• Hearthstone Senior Services, L.P.	10.7%
2. Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2009 and 2008 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”), which require the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest to be removed from income from continuing operations and reported as discontinued operations. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results for a full year.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On January 1, 2009, we adopted the provisions of ASC Topic 810, Consolidation (“ASC 810”), which require noncontrolling interests to be reported within the equity section of the consolidated balance sheets, and amounts attributable to controlling and noncontrolling interests to be reported separately in the consolidated income statements and consolidated statement of equity. The adoption of these provisions did not impact earnings per share attributable to our common stockholders.
We have evaluated events subsequent to September 30, 2009 through November 9, 2009, the date we filed this Form 10-Q with the SEC, for their impact on our condensed consolidated financial statements.
Principles of Consolidation
The condensed consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our joint ventures that are controlled through voting rights or other means. We apply the provisions of ASC 810 for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. All material intercompany accounts and transactions have been eliminated.
Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE involves the consideration of various factors including, but not limited to, the form of our ownership interest, our representation on the entity’s governing body, the size of our investment, estimates of future cash flows, our ability to participate in policy-making decisions and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity or determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.
We apply the provisions of ASC Topic 323, Investments — Equity Method and Joint Ventures (“ASC 323”), to investments in joint ventures. Investments in entities that we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, our share of the entity’s earnings or losses is included in our operating results.
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
Revenue Recognition
Rental income from operating leases is recognized in accordance with the provisions of ASC Topic 840, Leases, and ASC Topic 605, Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We recorded $1.6 million and $4.8 million of revenues in excess of cash received during the three and nine months ended September 30, 2009, respectively, and $2.3 million and $7.9 million of revenues in excess of cash received during the three and nine months ended September 30, 2008, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our balance sheets of $25.9 million at September 30, 2009 and $21.2 million at December 31, 2008, net of reserves of $104.0 million and $90.7 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.
Gains on Sale of Facilities
We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the requirements of gain recognition on sale of real estate under the provisions of ASC 360 are met, including: the collectability of the sales price is reasonably assured; we have received adequate initial investment from the buyer; we are not obligated to perform significant activities after the sale to earn the gain; and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy these requirements. Gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our balance sheets. We had $15.3 million of such deferred gains at September 30, 2009 and December 31, 2008. All other gains are included in discontinued operations.
Asset Impairment
We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC 360. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. No impairment charges were recorded during the nine months ended September 30, 2009 or 2008.
Collectability of Receivables
We evaluate the collectability of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our balance sheets of $10.3 million at September 30, 2009 and $5.4 million at December 31, 2008.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, which require stock-based compensation awards to be valued at the fair value on the date of grant and amortized as an expense over the vesting period and require any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income reflects stock-based compensation expense of $1.8 million and $5.2 million for the three and nine months ended September 30, 2009, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 30, 2008, respectively.
Land, Buildings and Improvements and Depreciation and Useful Lives of Assets
We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $27.7 million and $81.1 million for the three and nine months ended September 30, 2009, respectively, and $26.2 million and $75.9 million for the three and nine months ended September 30, 2008, respectively.
We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Certain transaction costs that have historically been capitalized as acquisition costs are expensed for business combinations completed on or after January 1, 2009, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels. No business combinations were completed during the nine months ended September 30, 2009.
The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property were vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Derivative instruments are recorded on the balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of derivative instruments are recognized currently in earnings, unless the derivative instrument meets the criteria for hedge accounting contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”). If the derivative instruments meet the criteria for a cash flow hedge, the gains and losses recognized upon changes in the fair value of the derivative instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.
For investments in entities reported under the equity method of accounting, we record our pro rata share of the entity’s derivative instruments’ fair value, other comprehensive income or loss and gains and losses determined in accordance with ASC 323 and ASC 815 as applicable.
Segment Reporting
We report our consolidated financial statements in accordance with the provisions of ASC Topic 280, Segment Reporting. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 18).
Redeemable Limited Partnership Unitholders and Noncontrolling Interests
NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of ASC 810, as our wholly owned subsidiary is the general partner and exercises control. As of September 30, 2009 and December 31, 2008, third party investors owned 1,749,624 and 1,829,562 Class A limited partnership units in NHP/PMB (“OP Units”), respectively, which represented 59.0% and 60.7% of the total units outstanding at September 30, 2009 and December 31, 2008, respectively. After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. As we are obligated to register the shares, the redeemable OP unitholder interests are classified outside of permanent equity on our balance sheets. During the nine months ended September 30, 2009, 82,489 OP Units were converted into 82,489 shares of our common stock. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. At September 30, 2009, the fair value of the OP Units exceeded the cost by $2.1 million, and the adjustment was recorded through capital in excess of par value. The value of the OP Units held by redeemable OP unitholder interests was $54.2 million and $56.8 million at September 30, 2009 and December 31, 2008, respectively.
NHP/PMB has a 50% interest in one multi-tenant medical office building through a joint venture which is consolidated by NHP/PMB. The cost basis of the noncontrolling interest for this joint venture was $0.7 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively.
On August 21, 2009, we acquired the noncontrolling interests held by The Broe Companies (“Broe”) in two consolidated joint ventures we had with them for $4.3 million (see Note 5), reducing the cost basis of the noncontrolling interests to zero at September 30, 2009. The purchase price exceeded the cost basis of the noncontrolling interests at the time of acquisition by $1.4 million which was recorded through capital in excess of par value. The cost basis of the noncontrolling interests in these joint ventures was $3.4 million at December 31, 2008.
We also have a consolidated joint venture with McShane Medical Office Properties, Inc. (“McShane”) that invests in multi-tenant medical office buildings (see Note 5). The cost basis of the noncontrolling interest for this joint venture was $0.8 million at September 30, 2009 and December 31, 2008.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value
On January 1, 2008, we adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) for our financial assets and liabilities measured at fair value on a recurring basis. On January 1, 2009, we adopted the provisions of ASC Topic 820 for our nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of these provisions did not have a material impact on our results of operations or financial position.
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. The hierarchy is as follows:
•	Level 1 — quoted prices for identical instruments in active markets.

•	Level 2 — observable inputs other than Level 1 inputs, including quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and other derived valuations with significant inputs or value drivers that are observable or can be corroborated by observable inputs in active markets.

•	Level 3 — unobservable inputs or derived valuations with significant inputs or value drivers that are unobservable.
Fair value measurements at September 30, 2009 are as follow:

	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets	$4,290	$4,290	$—	$—
Financial liabilities	(4,290)	(4,290)	—	—
Redeemable OP unitholder interests	54,221	—	54,221	—

	$54,221	$—	$54,221	$—

The provisions of ASC Topic 825, Financial Instruments, which provide companies with an option to report selected financial assets and liabilities at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities became effective January 1, 2008. We have not elected to apply the fair value option to any specific financial assets or liabilities.
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
The table below details the book value and fair value for mortgage and other loans receivable and the components of long-term debt at September 30, 2009:

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$177,604	$176,196
Other loans receivable	$74,525	$62,710
Credit facility	$—	$—
Senior notes	$994,233	$1,010,996
Notes and bonds payable	$433,849	$430,769

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On January 1, 2009, we adopted certain provisions of ASC Topic 260, Earnings per Share, which require that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends (“participating securities”) outstanding during a reporting period. The participating securities share in undistributed earnings with common shareholders for purposes of calculating basic earnings per share. Upon adoption, the presentation of all prior period EPS data was adjusted retrospectively with no material impact.
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
Impact of New Accounting Standards Updates
In December 2008, the FASB updated ASC Topic 715, Compensation-Retirement Benefits, to require additional disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets and valuation techniques used to measure the fair value of plan assets. These requirements are effective for financial statements issued for the year ending December 31, 2009. The adoption of these requirements is not expected to have a material impact on our results of operations or financial position.
In June 2009, the FASB updated ASC 810 to require ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with variable interest entities are also required under the provisions of ASC 810. These requirements are effective January 1, 2010. The adoption of these requirements is not expected to have a material impact on our results of operations or financial position.
In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities under the three-level hierarchy of valuation techniques prescribed by ASC 820 in circumstances where there may be a lack of observable market information. ASU 2009-05 is effective October 1, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on our results of operations or financial position.
3. Real Estate Properties
At September 30, 2009, we had direct ownership of:
•	251 assisted and independent living facilities;

•	170 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings; and

•	60 multi-tenant medical office buildings, 15 of which are operated by consolidated joint ventures (see Note 5).

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of September 30, 2009, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of September 30, 2009, leases covering 454 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $69.7 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of September 30, 2009, leases covering 339 facilities contained provisions for property tax impounds, and leases covering 205 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.
On August 21, 2009, we acquired Broe’s interests in the two consolidated joint ventures we had with them for $4.3 million (see Note 5). As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings located in nine states previously owned by the joint ventures.
During the nine months ended September 30, 2009, we funded $18.3 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2009, we had committed to fund additional expansions, construction and capital improvements of $144.4 million.
During the nine months ended September 30, 2009, we sold two skilled nursing facilities, neither of which had been previously transferred to assets held for sale, for a gross purchase price of $16.0 million that resulted in a total gain of $6.7 million which is included in gain on sale of facilities in discontinued operations.
4. Mortgage Loans Receivable
At September 30, 2009, we held 14 mortgage loans receivable secured by 16 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here.
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
At Brookdale’s option, borrowings generally bear interest at either applicable LIBOR (subject to a stated minimum rate) plus 7.0% or the greater of (i) the prime rate or (ii) the Federal Funds rate plus 0.5%, plus a margin of 7.0%. Pursuant to the terms of the agreement, Brookdale is required to pay certain fees. The revolving loan facility is secured by, among other things, certain real property and related personal property owned by Brookdale and equity interests in certain of Brookdale’s subsidiaries. During the nine months ended September 30, 2009, we funded $7.5 million which was subsequently repaid. At September 30, 2009, there was no balance outstanding.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At September 30, 2009, the mortgage loans receivable had a net book value of $158.3 million, with individual outstanding principal balances ranging from $0.7 million to $47.5 million and maturities ranging from 2009 to 2024.
During the nine months ended September 30, 2009, we also funded an additional $2.5 million on existing mortgage loans.
During the nine months ended September 30, 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during the nine months ended September 30, 2009) was prepaid.
5. Medical Office Building Joint Ventures
NHP/Broe, LLC and NHP/Broe II, LLC
In December 2005 and February 2007, we entered into two joint ventures with Broe called NHP/Broe, LLC (“Broe I”) and NHP/Broe II, LLC (“Broe II”), respectively, to invest in multi-tenant medical office buildings. On August 21, 2009, we acquired the 10% noncontrolling interest in Broe I and the 5% noncontrolling interest in Broe II held by Broe for $4.3 million. As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings located in nine states previously owned by Broe I and Broe II.
Prior to our acquisition of Broe’s interests, we held 90% and 95% equity interests in Broe I and Broe II, respectively, and Broe held 10% and 5% equity interests in Broe I and Broe II, respectively. Broe was the managing member of Broe I and Broe II, but we consolidated both joint ventures in our consolidated financial statements. The accounting policies of the joint ventures were consistent with our accounting policies. Cash distributions from Broe I and Broe II were made in accordance with the members’ ownership interests until specified returns were achieved. As the specified returns were achieved, Broe received an increasing percentage of the cash distributions from the joint ventures.
During the period from January 1, 2009 through August 21, 2009, Broe I and Broe II funded $1.5 million and $0.4 million, respectively, in capital and tenant improvements at certain facilities.
During the period from January 1, 2009 through August 21, 2009, Broe I exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012.
During the period from January 1, 2009 through August 21, 2009, an additional $6.6 million was funded on an existing loan secured by a portion of the Broe II portfolio, resulting in distributions of $6.3 million and $0.3 million to us and to Broe, respectively.
During the period from January 1, 2009 through August 21, 2009, operating cash distributions from Broe I of $0.9 million and $0.1 million were made to us and to Broe, respectively, and operating cash distributions from Broe II of $1.7 million and $0.1 million were made to us and to Broe, respectively.
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
Cash distributions from the McShane/NHP joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture. No cash distributions were made during the nine months ended September 30, 2009.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
At September 30, 2009, the McShane/NHP joint venture owned seven multi-tenant medical office buildings located in one state.
During the nine months ended September 30, 2009, the McShane/NHP joint venture funded $0.8 million in capital and tenant improvements at certain facilities.
All intercompany balances with the McShane/NHP joint venture have been eliminated for purposes of our consolidated financial statements.
NHP/PMB L.P
In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. Under the Contribution Agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). Pursuant to the Contribution Agreement, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings. If all closing conditions are met with respect to any of the remaining medical office buildings, causing us to be obligated to purchase the same, we could choose to not complete such purchase by paying liquidated damages equal to 5% of such property’s total value. During the nine months ended September 30, 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied.
On June 1, 2009, we entered into an amendment to the Contribution Agreement that provides NHP/PMB with a right of first offer with respect to four of the six properties that were eliminated from the Contribution Agreement, as well as the two remaining properties that are currently in development (if they are not acquired by NHP/PMB under the Contribution Agreement). In addition, as a result of the elimination of the six properties described above, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million (the “Current Premium Adjustment”), of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (46,077 shares valued at $29.00 per share). The portion of the Current Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.2 million in cash and the issuance of 2,551 additional OP units with an aggregate cost basis of $0.1 million. As a result of the cash and stock paid with respect to the Current Premium Adjustment, we received an additional 6,481 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the two remaining properties that are currently in development, NHP/PMB will become obligated to pay approximately $4.8 million (the “Future Premium Adjustment”), of which approximately $4.3 million would be payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (valued at the then-market price, but not less than $29.00 per share or greater than $33.00 per share). As of December 31, 2008, we had accrued $7.8 million with respect to the Current Premium Adjustment and the Future Premium Adjustment, and $4.9 million remains accrued at September 30, 2009.
Under the terms of the Contribution Agreement, a portion of the consideration for the multi-tenant medical office buildings is to be paid in the form of OP Units. After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. During the nine months ended September 30, 2009, 82,489 OP Units were converted into 82,489 shares of our common stock. At September 30, 2009, 1,388,265 of the remaining OP Units had been outstanding for one year or longer and were exchangeable for cash of $43.0 million. During the nine months ended September 30, 2009, cash distributions from NHP/PMB of $2.3 million were made to OP unitholders.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At September 30, 2009, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.
During January 2008, the joint venture entered into an interest rate swap contract that is designated as effectively hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at September 30, 2009 and December 31, 2008 was $10.3 million and $14.4 million, respectively, which is included in accrued liabilities on the joint venture’s balance sheet.
During the nine months ended September 30, 2009, the joint venture retired three loans totaling $8.8 million with a weighted average rate of 6.37%, secured by six facilities, for $7.5 million, resulting in a net gain of $1.3 million which is reflected as gain on debt extinguishment, net on the joint venture’s income statements. In connection with the debt retirement, we made contributions of $1.9 million to the joint venture.
Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. During the nine months ended September 30, 2009, we received distributions of $1.6 million from the joint venture. In addition to our share of the income, we receive a monthly management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During the three and nine months ended September 30, 2009, we earned management fees of $1.0 million and $3.1 million, respectively, and our share of the net income was $0.5 million and $0.8 million, respectively. During the three and nine months ended September 30, 2008, we earned management fees of $1.0 million and $2.9 million, respectively, and our share of the net income was $70,000 and $0.1 million, respectively.
PMB Real Estate Services LLC
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1.0 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to six times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES provides property management services for 26 multi-tenant medical office buildings that we own or have an ownership interest in. During the nine months ended September 30, 2009, we made contributions of $0.1 million to PMBRES. During the three months ended September 30, 2009, our share of the net income was $27,000, and during the nine months ended September 30, 2009, our share of the net loss was $0.1 million. During the three and nine months ended September 30, 2008, our share of the net loss was $0.2 million and $0.3 million, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
PMB SB 399-401 East Highland LLC
In August 2008, we acquired from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC, a 44.95% interest in an entity that owns two multi-tenant medical office buildings for $3.5 million. During the nine months ended September 30, 2009, we received distributions of $0.2 million from PMB SB. During the three and nine months ended September 30, 2009, our share of the net loss was $28,000 and $0.1 million, respectively.
7. Assets Held for Sale
At December 31, 2008, one assisted living facility was classified as an asset held for sale. This facility was sold during the nine months ended September 30, 2009 for a gross purchase price of $19.0 million, resulting in a gain on sale of $14.4 million which is included in gain on sale of facilities in discontinued operations.
At September 30, 2009, no facilities were classified as assets held for sale.
8. Intangible Assets and Liabilities
Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At September 30, 2009 and December 31, 2008, the gross balance of intangible lease assets was $133.0 million and $130.1 million, respectively. At September 30, 2009 and December 31, 2008, the accumulated amortization of intangible lease assets was $32.8 million and $20.7 million, respectively. Intangible liabilities include below market tenant and ground lease intangible liabilities. At September 30, 2009 and December 31, 2008, we had $21.6 million and $23.9 million, respectively, of gross intangible liabilities recorded under the caption “Accounts payable and accrued liabilities” on our balance sheets. At September 30, 2009 and December 31, 2008, the accumulated amortization of intangible liabilities was $3.4 million and $2.1 million, respectively.
For the three and nine months ended September 30, 2009, medical office building operating rent includes $0.1 million and $0.4 million, respectively, from the amortization of above/below market lease intangibles. For the three and nine months ended September 30, 2008, medical office building operating rent includes $0.1 million and $0.4 million, respectively, from the amortization of above/below market lease intangibles. For the three and nine months ended September 30, 2009, expenses include $3.2 million and $11.4 million, respectively, from the amortization of other intangible lease assets and liabilities. For the three and nine months ended September 30, 2008, expenses include $3.9 million and $10.0 million, respectively, from the amortization of other intangible lease assets and liabilities.
9. Other Assets
At September 30, 2009 and December 31, 2008, other assets consisted of:

	September 30,	December 31,
	2009	2008
	(In thousands)
Other receivables, net of reserves of $6.4 million and $5.0 million at September 30, 2009 and December 31, 2008, respectively	$68,152	$64,998
Straight-line rent receivables, net of reserves of $104.0 million and $90.7 million at September 30, 2009 and December 31, 2008, respectively	25,928	21,224
Deferred financing costs	12,351	15,377
Capitalized lease and loan origination costs	2,506	2,631
Investments and restricted funds	8,929	13,257
Prepaid ground leases	10,098	10,241
Other	4,261	3,806

	$132,225	$131,534

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Included in other receivables at both September 30, 2009 and December 31, 2008, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million due in March 2012 and April 2012, respectively.
Investments are recorded at fair value using quoted market prices.
10. Debt
Credit Facility
At September 30, 2009, we had no balance outstanding on our $700.0 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at September 30, 2009) or applicable LIBOR plus 0.70% (0.95% at September 30, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of September 30, 2009, we were in compliance with all covenants under the Credit Facility.
Senior Notes
During the nine months ended September 30, 2009, we repaid $32.0 million of fixed rate notes with a weighted average rate of 7.76% at maturity.
During the nine months ended September 30, 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements.
We have $55.0 million of senior notes putable in October 2009, 2012, 2017 and 2027, with a final maturity in 2037. The senior notes have an interest rate of 6.90%, and $2.6 million was put to us for payment on October 1, 2009 (see Note 21).
The aggregate principal amount of notes outstanding at September 30, 2009 was $1.0 billion. At September 30, 2009, the weighted average interest rate on the notes was 6.47% and the weighted average maturity was 5.2 years.
Notes and Bonds Payable
During the nine months ended September 30, 2009, prior to our acquisition of Broe’s interests in two consolidated joint ventures we had with them (see Note 5), an additional $6.9 million was funded on existing loans secured by a portion of the Broe I and Broe II portfolios, and Broe I exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012.
During the nine months ended September 30, 2009, we prepaid $2.7 million of fixed rate secured debt that bore interest at 8.75%.
The aggregate principal amount of notes and bonds payable at September 30, 2009 was $433.8 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 0.96% to 8.63% and are secured by real estate properties with an aggregate net book value as of September 30, 2009 of $717.6 million. At September 30, 2009, the weighted average interest rate on the notes and bonds payable was 5.33% and the weighted average maturity was 7.2 years.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Debt Maturities
The principal balances of our debt as of September 30, 2009 mature as follows:

	Credit	Senior	Notes and Bonds
Year	Facility	Notes	Payable	Total
	(In thousands)
2009	$—	$2,600	$—	$2,600
2010	—	—	102,507	102,507
2011	—	339,040	39,498	378,538
2012	—	72,950	51,668	124,618
2013	—	269,850	39,574	309,424
Thereafter (1)	—	309,793	200,602	510,395

	$—	$994,233	$433,849	$1,428,082

(1)	Includes $52.4 million of senior notes putable in October of 2012, 2017 and 2027 with a final maturity in 2037 and $23.0 million of senior notes putable in July of 2013, 2018, 2023 and 2028 with a final maturity in 2038.
11. Common Stock
We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock through a controlled equity offering program. During the nine months ended September 30, 2009, we issued and sold approximately 7,221,000 shares of common stock at a weighted average price of $29.40, resulting in net proceeds of approximately $210.1 million after sales fees. At September 30, 2009, approximately 2,779,000 shares of common stock were available to be sold pursuant to our controlled equity offering program. From October 1, 2009 to November 6, 2009, we issued and sold approximately 898,000 shares at a weighted average price of $32.30 (see Note 21).
We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2009 was 2%. During the nine months ended September 30, 2009, we issued approximately 688,000 shares of common stock, at an average price of $26.20, resulting in net proceeds of approximately $18.0 million.
On October 9, 2009 shareholders of our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) converted 168,105 shares into 757,376 shares of common stock (see Note 21).
12. Earnings Per Share (EPS)
Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B convertible preferred stock and/or OP Units. There were 243,000 stock options that would not be dilutive for the three and nine months ended September 30, 2009. There were no stock options that would not be dilutive for the three and nine months ended September 30, 2008. The calculation below excludes 125,000 performance shares and 330,000 stock appreciation rights that would not be dilutive for the three months ended September 30, 2009 and 330,000 stock appreciation rights that would not be dilutive for the nine months ended September 30, 2009. The calculation below excludes 297,000 stock appreciation rights that would not be dilutive for the three and nine months ended September 30, 2008. The Series B convertible preferred stock is not dilutive for the three and nine months ended September 30, 2009 and 2008. The table below details the components of the basic and diluted EPS calculations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$31,225	$26,072	$95,434	$75,531
Net (income) loss attributable to noncontrolling interests	(82)	52	(184)	107
Net income attributable to participating securities	(204)	(105)	(616)	(382)
Undistributed earnings attributable to participating securities	—	—	—	(275)
Series B preferred stock dividends	(1,451)	(2,061)	(4,355)	(6,185)

Numerator for Basic and Diluted EPS from continuing operations	$29,488	$23,958	$90,279	$68,796

Income from discontinued operations	$—	$3,129	$21,250	$159,084

Numerator for Basic and Diluted EPS from discontinued operations	$—	$3,129	$21,250	$159,084

Denominator:
Basic weighted average shares outstanding	107,175	96,975	104,224	96,203
Effect of dilutive securities:
Stock options	87	126	72	105
Other share-settled compensation plans	431	384	279	328
OP Units	1,784	1,471	1,814	902

Diluted weighted average shares outstanding	109,477	98,956	106,389	97,538

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.28	$0.25	$0.87	$0.72
Discontinued operations attributable to NHP common stockholders	—	0.03	0.20	1.65

Net income attributable to NHP common stockholders	$0.28	$0.28	$1.07	$2.37

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.24	$0.85	$0.71
Discontinued operations attributable to NHP common stockholders	—	0.03	0.20	1.63

Net income attributable to NHP common stockholders	$0.27	$0.27	$1.05	$2.34

13. Pension Plan
During 1991, we adopted an unfunded pension plan covering the non-employee members of our Board of Directors. The benefits, limited to the number of years of service on the Board of Directors, are based upon the then current annual retainer in effect. The plan was frozen at December 31, 2005, and no additional years of service will be earned subsequent to that date. All years of benefits previously accrued will be paid in accordance with the terms of the plan. There was no service cost for the plan for the three and nine months ended September 30, 2009 or 2008. The interest cost for the plan was $27,000 and $77,000 for the three and nine months ended September 30, 2009, respectively. The interest cost for the plan was $21,000 and $63,000 for the three and nine months ended September 30, 2008, respectively. We made $47,000 and $38,000 of contributions to the plan for the nine months ended September 30, 2009 and 2008, respectively, and we expect to make $13,000 of contributions during the remainder of 2009.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14. Discontinued Operations
ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing involvement, as in the sales to our unconsolidated joint venture, the operating results remain in continuing operations. See Note 3 and Note 7 for more detail regarding the facilities sold and classified as held for sale during 2009. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Rental income	$—	$912	$157	$8,433
Interest and other income	—	—	19	5

	—	912	176	8,438

Expenses:
Interest expense and amortization of deferred financing costs	—	—	—	1,004
Depreciation and amortization	—	145	78	1,800
General and administrative	—	(11)	—	(6)
Medical office building operating expenses	—	—	—	—

	—	134	78	2,798

Income from discontinued operations	$—	$778	$98	$5,640

15. Derivatives
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Notes 6 and 16).
During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250.0 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 2007 issuance of $300.0 million of notes which mature in 2013. These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $300.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During the nine months ended September 30, 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement amounts was expensed and is included in the net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements. During the three and nine months ended September 30, 2009, we recorded $62,000 and $0.3 million of amortization, respectively. During the three and nine months ended September 30, 2008, we recorded $65,000 and $0.2 million of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
In June 2006, we entered into two $125.0 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350.0 million of notes which mature in 2011. These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $350.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During the three and nine months ended September 30, 2009, we recorded $61,000 and $0.2 million of amortization, respectively. During the three and nine months ended September 30, 2008, we recorded $58,000 and $0.2 million of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Comprehensive Income
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of September 30, 2009, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $2.6 million.
We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300.0 million of notes which mature in 2013 as a yield reduction. During the nine months ended September 30, 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement amounts was expensed and is included in the net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements. During the three and nine months ended September 30, 2009, we recorded $62,000 and $0.3 million of amortization, respectively. During the three and nine months ended September 30, 2008, we recorded $65,000 and $0.2 million of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350.0 million of notes which mature in 2011 as a yield reduction. During the three and nine months ended September 30, 2009, we recorded $61,000 and $0.2 million of amortization, respectively. During the three and nine months ended September 30, 2008, we recorded $58,000 and $0.2 million of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
ASC Topic 715, Compensation — Retirement Benefits, requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. No changes in the funded status of the plan occurred during the nine months ended September 30, 2009 or 2008.
The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$31,225	$29,201	$116,684	$234,615
Other comprehensive income:
Pro rata share of accumulated other comprehensive income (loss) from unconsolidated joint venture	(476)	—	(2,568)	—
Amortization of gains on Treasury lock agreements	(123)	(123)	(485)	(364)

Comprehensive income	30,626	29,078	113,631	234,251
Comprehensive (income) loss attributable to noncontrolling interests	(82)	52	(184)	107

Comprehensive income attributable to NHP	$30,544	$29,130	$113,447	$234,358

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
17. Income Taxes
The provisions of ASC Topic 740, Income Taxes, which clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return became effective January 1, 2007. No amounts have been recorded for unrecognized tax benefits or related interest expense and penalties. The taxable periods ending December 31, 2005 through December 31, 2008 remain open to examination by the Internal Revenue Service and the tax authorities of the significant jurisdictions in which we do business.
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
In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through September 30, 2009. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.
18. Segment Information
Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of September 30, 2009, the multi-tenant leases segment was comprised exclusively of medical office buildings.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Certain items in prior period financial statements have been reclassified to conform to current period presentation, including those required by ASC 360 which require the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest to be removed from income from continuing operations and reported as discontinued operations. Summary information related to our reportable segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Revenue:
Triple-net leases	$73,922	$71,779	$221,835	$211,435
Multi-tenant leases	17,154	16,188	50,810	43,058
Non-segment	6,748	6,614	19,741	18,430

	$97,824	$94,581	$292,386	$272,923

Net operating income (1):
Triple-net leases	$73,922	$71,779	$221,835	$211,435
Multi-tenant leases	9,914	8,968	29,609	24,276

	$83,836	$80,747	$251,444	$235,711

	September 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Triple-net leases	$2,452,587	$2,509,106
Multi-tenant leases	581,289	588,660
Non-segment	541,391	360,359

	$3,575,267	$3,458,125

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.
A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$31,225	$29,201	$116,684	$234,615
Interest and other income	(6,748)	(6,614)	(19,741)	(18,430)
Interest expense and amortization of deferred financing costs	23,221	25,308	70,540	75,554
Depreciation and amortization expense	31,130	30,271	93,050	86,342
General and administrative expense	6,521	6,634	20,425	19,538
Income from unconsolidated joint ventures	(1,513)	(924)	(3,700)	(2,824)
Gain on debt extinguishment	—	—	(4,564)	—
Gains on sale of facilities, net	—	(2,351)	(21,152)	(153,444)
Income from discontinued operations	—	(778)	(98)	(5,640)

Net operating income from reportable segments	$83,836	$80,747	$251,444	$235,711

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center in Hartford, Connecticut, that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford, and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the Spring of 2010.
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
Revolving Loan Facility
In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale under which we became a lender with an initial commitment of $8.8 million ($2.9 million at September 30, 2009) under their original $230.0 million revolving loan facility ($75.0 million at September 30, 2009) which is scheduled to mature on August 31, 2010 (see Note 4). During the nine months ended September 30, 2009, we funded $7.5 million which was subsequently repaid. At September 30, 2009, there was no balance outstanding.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lines of Credit
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the nine months ended September 30, 2009, we funded $2.8 million under the line of credit which remained outstanding at September 30, 2009 and is included in the caption “Other assets” on our balance sheet.
In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC (see Note 20). During the nine months ended September 30, 2009, we funded $1.6 million which remained outstanding at September 30, 2009 and is included in the caption “Other assets” on our balance sheet.
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
20. Related Party Transactions
In August 2008, Dr. Jeffrey Rush became a director of NHP. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB, an entity that owns two multi-tenant medical office buildings (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB SB. In September 2008, we funded a mortgage loan secured by a medical office building in the amount of $47.5 million which is outstanding at September 30, 2009 (see Note 4). The loan maturity has been extended from August 31, 2009 to August 31, 2010. Dr. Rush has an ownership interest in another unaffiliated entity that owns the medical office building that is security for this loan.
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Partners LLC which owns 50% of PMBRES.
We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion. Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Pomona LLC. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC (see Note 19).
During the nine months ended September 30, 2009, NHP/PMB became obligated to pay $3.0 million under the Contribution Agreement, of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (see Note 6). Dr. Rush is the Chairman of and owns an interest in Pacific Medical Buildings LLC. In addition, Dr. Rush and certain of his family members own interests, directly and indirectly through partnerships and trusts, in the entities that own the properties currently in development that may be acquired in the future under the Contribution Agreement.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
21. Subsequent Events
On October 1, 2009, we retired $2.6 million of 6.90% senior notes with a stated maturity of 2037 that were put to us for payment (see Note 10).
On October 9, 2009, shareholders of our Series B Preferred Stock converted 168,105 shares into 757,376 shares of common stock at a conversion price of $31.29 per share (equivalent to 4.5054 shares of common stock per share of Series B Preferred Stock).
From October 1, 2009 to November 6, 2009, we issued and sold approximately 898,000 shares of common stock at a weighted average price of $32.30 through our controlled equity offering program (see Note 11).
On November 5, 2009, we reached an agreement in principle with Pacific Medical Buildings LLC to acquire three medical office buildings, the 55.05% interest that we do not already own in PMB SB, which owns two medical office buildings (see Note 6), and majority ownership interests in two joint ventures that will each own one medical office building. One of the three medical office buildings to be acquired currently serves as collateral for our $47.5 million mortgage loan to a related party (see Note 20). The acquisitions are subject to customary due diligence and the negotiation and implementation of definitive agreements, as well as the receipt of a variety of third party approvals. We have also agreed to modifications to our development agreement (see Note 5).

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
Principles of Consolidation
Our consolidated financial statements include the accounts of NHP, its wholly-owned subsidiaries and its joint ventures that are controlled through voting rights or other means. We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. All material intercompany accounts and transactions have been eliminated.
Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a VIE involves the consideration of various factors including, but not limited to, the form of our ownership interest, our representation on the entity’s governing body, the size of our investment, estimates of future cash flows, our ability to participate in policy-making decisions and the rights of the other investors to participate in the decision-making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity or determine the primary beneficiary of a VIE affects the presentation of these entities in our consolidated financial statements.
We apply the provisions of ASC Topic 323, Investments — Equity Method and Joint Ventures, to investments in joint ventures. Investments in entities that we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method. Under the equity method of accounting, our share of the entity’s earnings or losses is included in our operating results.
Revenue Recognition
Rental income from operating leases is recognized in accordance with the provisions of ASC Topic 840, Leases, and ASC Topic 605, Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectability is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.

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
We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Certain transaction costs that have historically been capitalized as acquisition costs are expensed for business combinations completed on or after January 1, 2009, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels.
The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property were vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90%. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our balance sheets.
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

Asset Impairment
We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs. The above analyses require us to determine whether there are indicators of impairment for individual assets, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such asset.
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
Impact of New Accounting Standards Updates
In December 2008, the FASB updated ASC Topic 715, Compensation-Retirement Benefits, to require additional disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentration of risk within plan assets and valuation techniques used to measure the fair value of plan assets. These requirements are effective for financial statements issued for the year ending December 31, 2009. The adoption of these requirements is not expected to have a material impact on our results of operations or financial position.
In June 2009, the FASB updated ASC 810 to require ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with variable interest entities are also required under the provisions of ASC 810. These requirements are effective January 1, 2010. The adoption of these requirements is not expected to have a material impact on our results of operations or financial position.
In August 2009, the FASB issued Accounting Standards Update 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities under the three-level hierarchy of valuation techniques prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, in circumstances where there may be a lack of observable market information. ASU 2009-05 is effective October 1, 2009. The adoption of ASU 2009-05 is not expected to have a material impact on our results of operations or financial position.

Operating Results
Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$221,835	$211,435	$10,400	5%
Medical office building operating rent	50,810	43,058	7,752	18%

	272,645	254,493	18,152	7%
Interest and other income	19,741	18,430	1,311	7%

	292,386	272,923	19,463	7%

Expenses:
Interest and amortization of deferred financing costs	70,540	75,554	(5,014)	(7%)
Depreciation and amortization	93,050	86,342	6,708	8%
General and administrative	20,425	19,538	887	5%
Medical office building operating expenses	21,201	18,782	2,419	13%

	205,216	200,216	5,000	3%

Operating income	87,170	72,707	14,463	20%
Income from unconsolidated joint ventures	3,700	2,824	876	31%
Gain on debt extinguishment, net	4,564	—	4,564	100%

Income from continuing operations	95,434	75,531	19,903	26%

Discontinued operations:
Gains on sale of facilities, net	21,152	153,444	(132,292)	(86%)
Income from discontinued operations	98	5,640	(5,542)	(98%)

	21,250	159,084	(137,834)	(87%)

Net income	116,684	234,615	(117,931)	(50%)
Net (income) loss attributable to noncontrolling interests	(184)	107	(291)	(272%)

Net income attributable to NHP	116,500	234,722	(118,222)	(50%)
Preferred stock dividends	(4,355)	(6,185)	1,830	(30%)

Net income attributable to NHP common stockholders	$112,145	$228,537	$(116,392)	(51%)

Triple-net lease rental income increased $10.4 million, or 5%, in 2009 as compared to 2008. The increase was primarily due to rental income from 42 facilities acquired during 2008 and rent increases at existing facilities, offset in part by reserves and decreased straight-line rental income.
Medical office building operating rent increased $7.8 million, or 18%, in 2009 as compared to 2008. The increase was primarily due to operating rent from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.
Interest and other income increased $1.3 million, or 7%, in 2009 as compared to 2008. The increase was primarily due to six loans funded during 2008 and four loans funded during 2009, offset in part by lower short-term investment interest income resulting from lower interest rates and by loan repayments.
Interest and amortization of deferred financing costs decreased $5.0 million, or 7%, in 2009 as compared to 2008. The decrease was primarily due to the repayment of $110.3 million of senior notes during 2008 and $62.0 million during 2009 and the repayment of the outstanding balance on our Credit Facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, offset in part by the assumption of $120.8 million of secured debt during 2008 and the addition of $35.8 million and $6.9 million of secured debt in 2008 and 2009, respectively.

Depreciation and amortization increased $6.7 million, or 8%, in 2009 as compared to 2008. The increase was primarily due to the acquisition of 52 facilities during 2008, including 10 multi-tenant medical office buildings.
General and administrative expenses increased $0.9 million, or 5%, in 2009 as compared to 2008. The increase was primarily due to increased expenses for third party advisors and employee related costs, offset in part by a decrease in tax expense.
Medical office building operating expenses relate to the operations of our multi-tenant medical office buildings and increased $2.4 million, or 13%, in 2009 as compared to 2008. The increase was primarily due to operating expenses from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.
Income from unconsolidated joint ventures increased $0.9 million, or 31%, in 2009 as compared to 2008. The increase was primarily due to increased income from our unconsolidated joint venture with a state pension fund investor, primarily resulting from a gain on debt extinguishment, and decreased losses from PMB Real Estate Services LLC (“PMBRES”), a full service property management company, in which we acquired a 50% interest in 2008, offset in part by losses in 2009 as compared to income in 2008 from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity that owns two multi-tenant medical office buildings, in which we acquired a 44.95% interest in 2008.
During 2009, we retired $30.0 million of senior notes due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements.
ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income decreased $137.8 million in 2009 as compared to 2008. Discontinued operations income of $21.3 million for 2009 was comprised of gains on sale of $21.2 million, rental income of $0.2 million and interest and other income of $19,000, offset in part by depreciation and amortization of $0.1 million. Discontinued operations income of $159.1 million for 2008 was comprised of gains on sale of $153.4 million and rental income of $8.4 million, offset in part by depreciation and amortization expense of $1.8 million and interest expense of $1.0 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

	Three Months Ended
	September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$73,922	$71,779	$2,143	3%
Medical office building operating rent	17,154	16,188	966	6%

	91,076	87,967	3,109	4%
Interest and other income	6,748	6,614	134	2%

	97,824	94,581	3,243	3%

Expenses:
Interest and amortization of deferred financing costs	23,221	25,308	(2,087)	(8%)
Depreciation and amortization	31,130	30,271	859	3%
General and administrative	6,521	6,634	(113)	(2%)
Medical office building operating expenses	7,240	7,220	20	0%

	68,112	69,433	(1,321)	(2%)

Operating income	29,712	25,148	4,564	18%
Income from unconsolidated joint ventures	1,513	924	589	64%

Income from continuing operations	31,225	26,072	5,153	20%

Discontinued operations:
Gains on sale of facilities, net	—	2,351	(2,351)	(100%)
Income from discontinued operations	—	778	778	(100%)

	—	3,129	(3,129)	(100%)

Net income	31,225	29,201	2,024	7%
Net (income) loss attributable to noncontrolling interests	(82)	52	(134)	(258%)

Net income attributable to NHP	31,143	29,253	1,890	7%
Preferred stock dividends	(1,451)	(2,061)	610	(30%)

Net income attributable to NHP common stockholders	$29,692	$27,192	$2,500	9%

Triple-net lease rental income increased $2.1 million, or 3%, in 2009 as compared to 2008. The increase was primarily due to rental income from 21 facilities acquired during the last six months of 2008 and rent increases at existing facilities, offset in part by reserves and decreased straight-line rental income.
Medical office building operating rent increased $1.0 million, or 6%, in 2009 as compared to 2008. The increase was primarily due to operating rent from one multi-tenant medical office building acquired during the last six months of 2008 through a consolidated joint venture and operating rent growth at existing facilities.
Interest and other income increased $0.1 million, or 2%, in 2009 as compared to 2008. The increase was primarily due to three loans funded during the last six months of 2008 and four loans funded during 2009, offset in part by lower short-term investment interest income resulting from lower interest rates and by loan repayments.
Interest and amortization of deferred financing costs decreased $2.1 million, or 8%, in 2009 as compared to 2008. The decrease was primarily due to the repayment of $100.3 million of senior notes during the last six months of 2008 and $62.0 million during 2009 and the repayment of the outstanding balance on our Credit Facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, offset in part by the assumption of $24.2 million of secured debt during the last six months of 2008 and the addition of $28.0 million and $6.9 million of secured debt during the last six months of 2008 and in 2009, respectively.
Depreciation and amortization increased $0.9 million, or 3%, in 2009 as compared to 2008. The increase was primarily due to the acquisition of 22 facilities during the last six months of 2008, including one multi-tenant medical office building.
General and administrative expenses decreased $0.1 million, or 2%, in 2009 as compared to 2008. The decrease was primarily due to decreased employee related costs and tax expense, offset in part by increased expenses for third party advisors.
Income from unconsolidated joint ventures increased $0.6 million, or 64%, in 2009 as compared to 2008. The increase was primarily due to increased income from our unconsolidated joint venture with a state pension fund investor, primarily resulting from a gain on debt extinguishment, and PMBRES, which reported income in 2009 as compared to a loss in 2008, offset in part by losses in 2009 as compared to income in 2008 from PMB SB in which we acquired a 44.95% interest in August 2008.

ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income decreased $3.1 million in 2009 as compared to 2008. Discontinued operations income of $3.1 million for 2008 was comprised of gains on sale of $2.4 million and rental income of $0.9 million, offset in part by depreciation and amortization expense of $0.1 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.
Other Factors That Affect Our Business
Leases and Mortgage Loans
Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index (which has recently trended negatively) do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings, as of September 30, 2009, we had no leases expiring in 2009. Tenant purchase option exercises would decrease rental income.
Acquisitions
We may make acquisitions during 2009, although we cannot predict the quantity or timing of any such acquisitions. As we continue to be confronted with unprecedented adverse capital markets and economic conditions, we expect the slower growth that evolved in 2008 and the first nine months of 2009 to continue for the foreseeable future. If we make additional investments in facilities, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset revenue increases and could reduce revenues.
Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2009 increased $4.2 million, or 2%, as compared to the same period in 2008. This was primarily due to revenue increases from our owned facilities and mortgage and other loans as a result of acquisitions, rent increases and funding of mortgage and other loans during 2008 and 2009 and increased intangible assets in 2008, offset in part by the payment of certain amounts included in the caption “Accounts payable and accrued liabilities” during 2009 and increased intangible lease liabilities related to our multi-tenant medical office buildings in 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.
Investing Activities
During the nine months ended September 30, 2009, we funded $18.3 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At September 30, 2009, we had committed to fund additional expansions, construction and capital improvements of $144.4 million. Additionally, at September 30, 2009, we had committed to fund additional amounts under existing loan agreements of $12.4 million, including our commitments under the PMB LLC line of credit, PMB Pomona LLC loan and Brookdale revolving loan facility described below.
On August 21, 2009, we acquired the noncontrolling interests held by The Broe Companies (“Broe”) in two consolidated joint ventures we had with them for $4.3 million, including a cash payment of $3.9 million, reducing the cost basis of the noncontrolling interests to zero at September 30, 2009. The purchase price exceeded the cost basis of the noncontrolling interests at the time of acquisition by $1.4 million which was recorded through capital in excess of par value. The cost basis of the noncontrolling interests in these joint ventures was $3.4 million at December 31, 2008. As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings previously owned by the joint ventures.

During the nine months ended September 30, 2009, prior to our acquisition of Broe’s interests, the two Broe medical office building joint ventures funded $1.9 million in capital and tenant improvements at certain facilities. During the nine months ended September 30, 2009, we funded $0.8 million in capital and tenant improvements at certain facilities through our medical office building joint venture with McShane Medical Office Properties, Inc.
In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six that are currently in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. During 2008, NHP/PMB L.P. (“NHP/PMB”), a limited partnership that we formed in April 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC, acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). Pursuant to the Contribution Agreement, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings. If all closing conditions are met with respect to any of the remaining medical office buildings, causing us to be obligated to purchase the same, we could choose to not complete such purchase by paying liquidated damages equal to 5% of such property’s total value. During the nine months ended September 30, 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied.
On June 1, 2009, we entered into an amendment to the Contribution Agreement that provides NHP/PMB with a right of first offer with respect to four of the six properties that were eliminated from the Contribution Agreement, as well as the two remaining properties that are currently in development (if they are not acquired by NHP/PMB under the Contribution Agreement). In addition, as a result of the elimination of the six properties described above, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million (the “Current Premium Adjustment”), of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (46,077 shares valued at $29.00 per share). The portion of the Current Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.2 million in cash and the issuance of 2,551 additional Class A limited partnership units in NHP/PMB (“OP Units”) with an aggregate cost basis of $0.1 million. As a result of the cash and stock paid with respect to the Current Premium Adjustment, we received an additional 6,481 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the two remaining properties that are currently in development, NHP/PMB will become obligated to pay approximately $4.8 million (the “Future Premium Adjustment”), of which approximately $4.3 million would be payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (valued at the then-market price, but not less than $29.00 per share or greater than $33.00 per share). As of December 31, 2008, we had accrued $7.8 million with respect to the Current Premium Adjustment and the Future Premium Adjustment, and $4.9 million remains accrued at September 30, 2009.
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
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the nine months ended September 30, 2009, we funded $2.8 million under the line of credit.

We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC, and funded $1.6 million during the nine months ended September 30, 2009.
In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc., under which we became a lender with an original commitment of $8.8 million ($2.9 million at September 30, 2009) under their original $230.0 million revolving loan facility ($75.0 million at September 30, 2009) which is scheduled to mature on August 31, 2010 (see Note 4 to our condensed consolidated financial statements). During the nine months ended September 30, 2009, we funded $7.5 million which was subsequently repaid.
During the nine months ended September 30, 2009, we also funded $3.4 million on other existing mortgage and other loans.
During the nine months ended September 30, 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during the nine months ended September 30, 2009) was prepaid, and we received payments of $1.2 million on other mortgage and other loans.
During the nine months ended September 30, 2009, we sold two skilled nursing facilities and one assisted living facility for net cash proceeds of $36.3 million that resulted in a total gain of $21.2 million which is included in gains on sale of facilities in discontinued operations.
During the nine months ended September 30, 2009, we made contributions of $0.1 million to PMBRES and received distributions of $1.6 million and $0.2 million from our unconsolidated joint venture with a state pension fund investor and PMB SB, respectively.
Financing Activities
At September 30, 2009 and December 31, 2008, we had $700.0 million available under our $700.0 million revolving senior unsecured credit facility (“Credit Facility”). At our option, borrowings under the Credit Facility bear interest at the prime rate (3.25% at September 30, 2009) or applicable LIBOR plus 0.70% (0.95% at September 30, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The Credit Facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.
During the nine months ended September 30, 2009, we repaid $32.0 million of fixed rate notes with a weighted average rate of 7.76% at maturity. During the nine months ended September 30, 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected as gain on debt extinguishment, net on our income statements. The payments were funded by cash on hand.
We anticipate repaying senior notes at or prior to maturity with a combination of proceeds from borrowings on our Credit Facility and cash on hand. Borrowings on our Credit Facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at September 30, 2009 were Baa2 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB from Fitch Ratings.
During the nine months ended September 30, 2009, prior to our acquisition of Broe’s interests in two consolidated joint ventures we had with them, an additional $6.9 million was funded on existing loans secured by a portion of the Broe medical office building joint venture portfolios, and one of the joint ventures exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012.

During the nine months ended September 30, 2009, we prepaid $2.7 million of fixed rate secured debt that bore interest at 8.75%, and we made payments of $5.5 million on other notes and bonds payable.
During the nine months ended September 30, 2009, prior to our acquisition of Broe’s interests, cash distributions of $0.5 million were made to the noncontrolling interests in the two Broe medical office building joint ventures, and cash distributions of $0.2 million were made to the noncontrolling interest in the medical office building joint venture consolidated by NHP/PMB. Also, during the nine months ended September 30, 2009, cash distributions of $2.3 million were made to OP unitholders.
We enter into sales agreements from time to time with Cantor Fitzgerald & Co. to sell shares of our common stock from through a controlled equity offering program. During the nine months ended September 30, 2009, we issued and sold approximately 7,221,000 shares of common stock at a weighted average price of $29.40, resulting in net proceeds of approximately $210.1 million after sales fees. At September 30, 2009, approximately 2,779,000 shares of common stock were available to be sold pursuant to our controlled equity offering program. From October 1, 2009 to November 6, 2009, we issued and sold approximately 898,000 shares at a weighted average price of $32.20.
We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. The plan also allows investors to acquire shares of our common stock, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2009 was 2%. During the nine months ended September 30, 2009, we issued approximately 688,000 shares of common stock, at an average price of $26.20, resulting in net proceeds of approximately $18.0 million.
We paid $4.4 million, or $5.8125 per preferred share, in dividends to our 7.75% Series B Convertible preferred stockholders during the nine months ended September 30, 2009. We paid $138.1 million, or $1.32 per common share, in dividends to our common stockholders during the nine months ended September 30, 2009. We expect that this common stock dividend policy will continue, but it is subject to regular review by our Board of Directors. Common stock dividends are paid at the discretion of our Board of Directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On November 5, 2009, our Board of Directors declared a quarterly cash dividend of $0.44 per share of common stock. This dividend will be paid on December 4, 2009 to stockholders of record on November 13, 2009.
At September 30, 2009, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock. In addition, at September 30, 2009, we had approximately 890,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.
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
Financing for other future investments and for the repayment of the obligations and commitments noted above may be provided by cash on hand, borrowings under our Credit Facility discussed above, the sale of debt or equity securities in private placements or public offerings, which may be made under the shelf registration statement discussed above or under new registration statements, proceeds from asset sales or mortgage loan receivable payoffs, the assumption of secured indebtedness, or mortgage financing on a portion of our owned portfolio or through joint ventures. We estimate that, as of September 30, 2009, we could have borrowed up to $2.2 billion of additional debt, and incurred additional annual interest expense of up to $89.7 million, and remained in compliance with our existing debt covenants.
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the latter part of 2008 and the first nine months of 2009. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to diminished expectations for the U.S. economy and financial markets.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $700.0 million available under our Credit Facility at September 30, 2009, and we have no current reason to believe that we will be unable to access the facility in the future. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our Credit Facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.
We have approximately $102.5 million of indebtedness that matures in 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date. We have $2.6 million of such senior notes that we were required to repay on October 1, 2009 and none that we may be required to repay in 2010. If current market conditions continue, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the current market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.
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
At our option, borrowings under our Credit Facility bear interest at the prime rate (3.25% at September 30, 2009) or applicable LIBOR plus 0.70% (0.95% at September 30, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. At September 30, 2009 and December 31, 2008, we did not have any borrowings under our unsecured revolving Credit Facility. Additionally, a portion of our secured debt has variable rates.
For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our Credit Facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at September 30, 2009 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2009 of $0.3 million.
The table below sets forth certain information regarding our debt as of September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
			% of			% of
	Principal	Rate	Total	Principal	Rate	Total
Fixed rate debt:
Senior notes	$994,233	6.5%	69.6%	$1,056,233	6.5%	70.8%
Notes and bonds payable	325,142	6.1%	22.8%	339,110	6.1%	22.8%

Total fixed rate debt	1,319,375	6.4%	92.4%	1,395,343	6.4%	93.6%

Variable rate debt:
Credit Facility	—	—	—	—	—	—
Notes and bonds payable	108,707	3.2%	7.6%	96,089	5.6%	6.4%

Total variable rate debt	108,707	3.2%	7.6%	96,089	5.6%	6.4%

Total debt	$1,428,082	6.2%	100.0%	$1,491,432	6.4%	100.0%

Item 4.	Controls and Procedures
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
Each year, legislative proposals are introduced or proposed in Congress, and in some state legislatures, that would effect major changes in the healthcare system, nationally or at the state level. Recently, with our country enduring an economic recession and the national expenditure for healthcare exceeding 16% of GDP, achieving comprehensive healthcare reform remains a leading priority of President Obama and Congress.
We cannot predict whether any legislation will be adopted or, if adopted, what effect, if any, it would have on our tenants and, thus, our business.
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
At September 30, 2009, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) accounted for 15.2% and 10.7%, respectively, of our revenues. We cannot assure you that Brookdale or Hearthstone will have sufficient assets, income or access to financing to enable it to satisfy its obligations to us. Any failure by Brookdale or Hearthstone to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties, which would affect their ability to continue to meet their obligations to us.
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
Risks Relating to Us and Our Operations
In addition to the tenant related risks discussed above, there are risks directly associated with us and our operations.
We may be impacted by our inability to identify and complete favorable investment transactions after securing capital through equity and/or debt financing.
A key component of our growth strategy includes efficient access to the capital and credit markets. In certain situations where the future availability of capital is uncertain, we may secure equity and/or debt financing without the ability to immediately deploy the capital to income producing investments. As a result, dilution of earnings and other per share financial measures could occur as a result of the issuance of additional shares of stock and/or increased interest expense.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Charter of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 1, 2008, is incorporated herein by reference).

3.2	Bylaws of the Company, as amended and restated on February 10, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 17, 2009, is incorporated herein by reference).

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	Nationwide Health Properties, Inc.
	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.