Form 10-K
period 2009-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2010-02-18
CIK 780053

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,662,290,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 16, 2010

Common Stock, $0.10 par value per share	117,422,270 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on May 4, 2010 (Proxy Statement)	Part III

NATIONWIDE HEALTH PROPERTIES, INC.

Form 10-K

December 31, 2009

PART I

Item 1.	Business.

General

Nationwide Health Properties, Inc., a Maryland corporation incorporated on October 14, 1985, is a real estate investment trust (“REIT”) that invests primarily in senior housing, long-term care properties and medical office buildings. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of December 31, 2009, the multi-tenant leases segment was comprised exclusively of medical office buildings. We did not invest in multi-tenant leases prior to 2006. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to tenants. For the twelve months ended December 31, 2009, approximately 93% of our revenues are derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

As of December 31, 2009, we had investments in 576 healthcare facilities and one land parcel located in 43 states, consisting of:

Consolidated facilities:

•	251 assisted and independent living facilities;

•	167 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture; and

•	60 multi-tenant medical office buildings, 15 of which are operated by consolidated joint ventures.

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities;

•	2 medical office buildings; and

•	1 continuing care retirement community.

Mortgage loans secured by:

•	16 skilled nursing facilities;

•	9 assisted and independent living facilities;

•	1 medical office building; and

•	1 land parcel.

As of December 31, 2009, our directly owned facilities, other than our multi-tenant medical office buildings, most of which are operated by our consolidated joint ventures, were operated by 83 different healthcare providers, including the following publicly traded companies:

Number of
Facilities
Operated

• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) each accounted for more than 10% of our revenues at December 31, 2009, and both may account for more than 10% of our revenues in 2010.

The following table summarizes our top five tenants, the number of facilities each operates and the percentage of our revenues received from each of these tenants as of the end of 2009, as adjusted for facilities acquired and disposed of during 2009:

	Number of		Average
	Facilities	Percentage of	Remaining Lease
Tenant	Operated	Revenue	Term (Years)

Brookdale Senior Living, Inc.	96	15.2%	7.7
Hearthstone Senior Services, L.P.	32	10.8%	11.5
Wingate Healthcare, Inc.	18	6.1%	10.2
Beverly Enterprises	28	4.3%	4.7
Atria Senior Living Group	9	3.7%	10.0

Our leases have fixed initial rent amounts and generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies are met. However, if the Consumer Price Index starts trending negatively again as it did for most of 2009, we are likely to see much less, if any, internal growth from these rent escalators as long as deflationary conditions continue. We assess the collectability of our rent receivables, and we reserve against the receivable balances for any amounts that may not be recovered.

Our triple-net leased facilities are generally leased under triple-net leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. Approximately 84% of these facilities are leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. Leases covering 456 facilities are backed by security deposits consisting of irrevocable letters of credit or cash totaling $71.3 million. Leases covering 340 facilities contain provisions for property tax impounds, and leases covering 207 facilities contain provisions for capital expenditure impounds. Our multi-tenant facilities generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants).

2009 Highlights and Recent Developments

Investing Activities

•	On October 5, 2009, we reached an agreement in principle with Pacific Medical Buildings LLC to acquire three medical office buildings, the 55.05% interest that we do not already own in one of our unconsolidated joint ventures, which owns two medical office buildings, and majority ownership interests in two joint ventures that will each own one medical office building, including one of the two remaining development properties under our 2008 Contribution Agreement with Pacific Medical Buildings LLC and certain of its affiliates, as amended. The acquisitions are subject to customary due diligence and the negotiation and implementation of definitive agreements, as well as the receipt of a variety of third party approvals. We also agreed to modifications to our 2008 development agreement. As of February 1, 2010, we acquired the medical office building that served as collateral for our $47.5 million mortgage loan to a related party. Additionally, we acquired a majority ownership interest in a joint venture which owns one medical office building, amended and restated our 2008 development agreement and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB L.P. of a medical office building currently in development.

•	During 2009, we funded $34.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. We also funded, directly and through our medical office building joint ventures, $4.0 million in capital and tenant improvements at certain multi-tenant medical office buildings.

•	On August 21, 2009, we acquired the noncontrolling interests held by The Broe Companies (“Broe”) in two consolidated joint ventures we had with them for $4.3 million, including a cash payment of $3.9 million. As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings previously owned by the joint ventures.

•	In 2008, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During 2009, we funded $3.2 million under the line of credit.

•	In 2008, we entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion which was amended as of February 1, 2010 to provide for the future acquisition of the medical office building by NHP/PMB L.P. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC, and funded $1.6 million during 2009.

•	In February 2009, we entered into an agreement with Brookdale under which we became a lender with an original commitment of $8.8 million ($2.9 million at December 31, 2009) under their original $230.0 million revolving loan facility ($75.0 million at December 31, 2009), which is scheduled to mature on August 31, 2010. During 2009, we funded $7.5 million which was repaid prior to December 31, 2009.

•	During 2009, we also funded $3.4 million on other existing mortgage and other loans, and we received payments of $5.2 million, including the prepayment of one mortgage loan totaling $3.7 million.

•	During 2009, we sold five skilled nursing facilities and one assisted living facility for net cash proceeds of $43.5 million that resulted in a total gain of $23.9 million which is included on our consolidated income statements in gain on sale of facilities in discontinued operations.

Financing Activities

•	On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR for our $700.0 million revolving unsecured senior credit facility decreased from 0.85% to 0.70%. At December 31, 2009, there was no balance outstanding on the credit facility.

•	During 2009, we repaid at maturity $32.0 million of senior notes with a weighted average interest rate of 7.76%, and $2.6 million of senior notes with an interest rate of 6.90% and final maturity in 2037 were put to us for payment. Also during 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment, net.

•	During 2009, prior to our acquisition of Broe’s interests in two consolidated joint ventures we had with them, an additional $6.9 million was funded on existing loans secured by a portion of the Broe medical office building joint venture portfolios, and one of the joint ventures exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012.

•	During 2009, we prepaid $2.7 million of fixed rate secured debt with an interest rate of 8.75%, and we made payments of $7.9 million on other notes and bonds payable.

•	During 2009, we issued and sold approximately 9,537,000 shares of common stock under our at-the-market equity offering program at a weighted average price of $30.34 per share, resulting in net proceeds of approximately $286.3 million after sales agent fees. We entered into new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time.

•	During 2009, we issued approximately 1,083,000 shares of common stock under our dividend reinvestment and stock purchase plan at a weighted average price of $28.27 per share, resulting in net proceeds of approximately $30.6 million.

•	On January 18, 2010, we redeemed all outstanding shares of our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) at a redemption price per share of $103.875 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash. As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed the 917 shares that remained outstanding at a redemption price of $104.2625 per share.

•	During 2009, we paid $187.8 million, or $1.76 per common share, in dividends to our common stockholders. On February 9, 2010, our board of directors declared a quarterly cash dividend of $0.44 per share of common stock. This dividend will be paid on March 5, 2010 to stockholders of record on February 19, 2010.

•	On January 15, 2010, we filed a new shelf registration statement with the Securities and Exchange Commission (“SEC”) under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our existing shelf registration statement was set to expire in May 2010.

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

Objectives and Policies

We are organized to invest in income-producing healthcare related facilities. At December 31, 2009, we had investments in 576 facilities located in 43 states, and we plan to invest in additional healthcare properties in the United States. Other than potentially utilizing joint ventures, we do not intend to invest in securities of, or interests in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

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

There are no limitations on the percentage of our total assets that may be invested in any one property. The Investment Committee of the board of directors or the board of directors may establish limitations as it deems appropriate from time to time. No limits have been set on the number of properties in which we will seek to invest or on the concentration of investments in any one facility type or any geographic area. From time to time we may sell properties; however, we do not intend to engage in the purchase and sale, or turnover, of investments. We acquire our investments primarily for long-term income.

At December 31, 2009, we had one series of preferred stock with a liquidation preference totaling $51.4 million and $1.0 billion of indebtedness that is senior to our common stock. On January 18, 2010, we redeemed all outstanding shares of our preferred stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. At December 31, 2009, we held 14 mortgage loans secured by 16 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

We may incur additional indebtedness when, in the opinion of our management and board of directors, it is advisable. For short-term purposes, we, from time to time, negotiate lines of credit or arrange for other short-term borrowings from banks or others. We arrange for long-term borrowings through public offerings or private placements to institutional investors.

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

We will not, without the approval of a majority of the disinterested directors, acquire from or sell to any director, officer or employee of NHP or any affiliate thereof, as the case may be, any of our assets or other property. We provide to our stockholders annual reports containing audited financial statements and quarterly reports containing unaudited information, which are available upon request.

We do not have plans to underwrite securities of other issuers.

The policies set forth herein have been established by our board of directors and may be changed without stockholder approval.

Properties

Of the 576 facilities in which we have investments, as of December 31, 2009, we have direct ownership of:

•	251 assisted and independent living facilities;

•	167 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings of which one is operated by a consolidated joint venture; and

•	60 multi-tenant medical office buildings, 15 of which are operated by consolidated joint ventures.

We also have indirect ownership of 36 facilities through our unconsolidated joint ventures and have mortgage loans secured by 26 facilities and one land parcel.

Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). As of December 31, 2009, the multi-tenant leases segment was comprised exclusively of medical office buildings. See “Note 21—Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments.

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

Specialty Hospitals

Specialty hospitals provide specialized medical services and treatment rather than the broad spectrum offered by regular hospitals. The specialty hospitals in which we have invested are focused on rehabilitation, long-term acute care or children’s care.

Medical Office Buildings

Medical office buildings usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. Medical office buildings are generally classified as being either “on campus”, meaning on or near an acute care hospital campus, or “off campus”.

The following table sets forth certain information regarding our owned triple-net leased facilities as of December 31, 2009:

				Gross
	Number of	Number of	Square	Real Estate
Facility Location	Facilities	Beds/Units(1)	Footage(1)	Investment	2009 NOI(2)
				(Dollars in thousands)

Senior Housing/Assisted and Independent Living Facilities:
Alabama	7	590	—	$46,245	$4,199
Arizona	3	277	—	28,172	2,635
Arkansas	1	32	—	2,151	233
California	17	2,079	—	140,302	19,528
Colorado	3	529	—	45,598	5,730
Connecticut	2	234	—	32,786	3,212
Florida	17	1,285	—	103,833	10,268
Georgia	3	343	—	21,835	1,923
Indiana	7	340	—	31,805	3,833
Kansas	6	277	—	16,418	1,736
Maryland	1	65	—	5,632	459
Massachusetts	1	98	—	18,903	1,092
Michigan	13	775	—	84,333	8,583
Minnesota	10	343	—	38,721	3,501
Mississippi	1	52	—	4,682	413
Missouri	4	76	—	1,905	126
Nevada	2	154	—	13,616	1,393
New Jersey	2	104	—	7,616	1,057
New Mexico	1	116	—	23,427	2,038
New York	3	406	—	44,266	5,130
North Carolina	10	970	—	108,775	9,399

				Gross
	Number of	Number of	Square	Real Estate
Facility Location	Facilities	Beds/Units(1)	Footage(1)	Investment	2009 NOI(2)
				(Dollars in thousands)

North Dakota	1	48	—	6,302	487
Ohio	12	869	—	89,301	8,851
Oklahoma	4	229	—	22,802	2,141
Oregon	6	409	—	30,118	3,345
Pennsylvania	8	618	—	27,738	2,706
Rhode Island	3	272	—	30,294	2,797
South Carolina	3	117	—	8,357	591
South Dakota	4	182	—	21,258	1,947
Tennessee	14	1,301	—	125,984	9,565
Texas	28	2,512	—	291,379	26,826
Virginia	1	74	—	11,210	1,110
Washington	10	927	—	71,041	7,837
West Virginia	1	65	—	6,480	545
Wisconsin	42	2,167	—	180,384	16,854

Subtotals	251	18,935	—	1,743,669	172,090

Long-Term Care/Skilled Nursing Facilities:
Arkansas	9	945	—	38,582	4,217
California	3	340	—	10,444	2,226
Connecticut	3	351	—	17,318	1,813
Florida	4	530	—	15,321	1,718
Georgia	1	100	—	4,342	376
Idaho	1	64	—	792	238
Illinois	2	210	—	5,549	622
Indiana	21	1,938	—	91,057	8,006
Kansas	6	417	—	11,311	1,269
Maryland	3	445	—	17,802	2,599
Massachusetts	15	2,079	—	182,084	16,557
Minnesota	3	510	—	27,825	2,412
Mississippi	1	120	—	4,467	500
Missouri	12	1,089	—	51,237	5,425
Nevada	1	125	—	4,389	769
New York	3	440	—	58,471	5,020
North Carolina	1	150	—	2,360	363
Ohio	5	733	—	28,456	3,029
Oklahoma	5	235	—	9,121	817
Pennsylvania	3	240	—	14,032	1,798
South Carolina	4	602	—	36,696	3,325
Tennessee	5	519	—	22,003	2,553
Texas	29	3,353	—	107,819	13,055
Utah	1	65	—	2,793	320
Virginia	6	779	—	31,732	3,916

				Gross
	Number of	Number of	Square	Real Estate
Facility Location	Facilities	Beds/Units(1)	Footage(1)	Investment	2009 NOI(2)
				(Dollars in thousands)

Washington	7	680	—	44,605	5,186
West Virginia	4	326	—	15,144	2,075
Wisconsin	7	672	—	30,268	3,365
Wyoming	2	217	—	11,987	1,188

Subtotals	167	18,274	—	898,007	94,757

Continuing Care Retirement Communities:
Arizona	1	228	—	12,887	1,589
Colorado	1	119	—	3,116	424
Florida	1	225	—	12,043	747
Maine	3	550	—	39,341	3,498
Massachusetts	1	171	—	14,655	1,556
Oklahoma	1	193	—	8,718	614
Tennessee	1	84	—	3,178	411
Texas	1	354	—	30,870	3,655

Subtotals	10	1,924	—	124,808	12,493

Specialty Hospitals:
Arizona	2	110	—	17,071	2,874
California	2	75	—	39,307	3,781
Texas	3	119	—	19,820	1,994

Subtotals	7	304	—	76,198	8,649

Medical Office Buildings:
Alabama	1	—	61,219	16,706	1,133
California	1	—	67,000	22,188	1,735
Florida	9	—	80,940	35,544	2,769
Indiana	4	—	55,814	15,725	1,198
Maryland	1	—	5,400	1,717	134
Michigan	2	—	17,190	5,655	440
Texas	1	—	149,450	22,952	359

Subtotals	19	—	437,013	120,487	7,768

Total Owned Triple-Net Leased Facilities	454	39,437	437,013	$2,963,169	$295,757

(1)	Assisted and independent living facilities are measured in units; continuing care retirement communities are measured in beds and units; skilled nursing facilities and specialty hospitals are measured by bed count; and medical office buildings are measured by square footage.

(2)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours. See Note 21 to our consolidated financial statements for a reconciliation of net income to NOI.

In the triple-net leases segment, facilities are leased to single tenants. Revenues are received by us directly from the tenants in accordance with the lease terms which generally provide for annual rent escalators and transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. While occupancy information is relevant to the operations of the tenant, our revenues are not directly impacted by occupancy levels at the triple-net leased facilities. The following table sets forth certain information regarding average rents for triple-net leased facilities owned by us as of December 31, 2009:

	2009			2008
	Average	Average		Average	Average
	Annualized	Annualized		Annualized	Annualized
	Rent per	Rent per	Occupancy	Rent per	Rent per	Occupancy
	Bed/Unit	Square Foot	Percentage(1)	Bed/Unit	Square Foot	Percentage(1)

Senior Housing/Assisted and Independent Living Facilities	$9,088	$—	83.0%	$9,528	$—	84.3%
Long-Term Care/Skilled Nursing Facilities	5,185	—	81.0%	4,754	—	82.2%
Continuing Care Retirement Communities	6,493	—	89.0%	6,373	—	88.0%
Specialty Hospitals	28,451	—	69.7%	27,060	—	75.3%
Medical Office Buildings	—	17.78	100.0%	—	11.01	100.0%

(1)	Represents occupancy as reported by the respective tenants.

The following table sets forth certain information regarding lease expirations for our owned triple-net leased facilities as of December 31, 2009:

	Assisted &								Total Owned
	Independent		Skilled Nursing		Continuing Care		Other Triple-Net		Triple-Net
	Minimum	Number of	Minimum	Number of	Minimum	Number of	Minimum	Number of	Minimum	Number of
	Rent	Facilities	Rent	Facilities	Rent	Facilities	Rent	Facilities	Rent	Facilities
	(Dollars in thousands)

2010	$5,037	6	$5,843	11	$837	1	$—	—	$11,717	18
2011	147	1	7,819	21	—	—	—	—	7,966	22
2012	8,518	8	5,232	8	1,602	1	1,845	1	17,197	18
2013	12,112	11	6,383	13	411	1	—	—	18,906	25
2014	10,003	16	4,576	6	5,868	3	—	—	20,447	25
2015	1,936	4	5,708	8	—	—	3,311	1	10,955	13
2016	12,013	10	14,615	26	—	—	5,156	6	31,784	42
2017	2,580	9	5,356	15	—	—	1,976	1	9,912	25
2018	1,510	2	3,085	8	—	—	—	—	4,595	10
2019	551	1	—	—	—	—	1,133	1	1,684	2
Thereafter	116,644	183	36,836	51	4,266	4	4,643	16	162,389	254

	$171,051	251	$95,453	167	$12,984	10	$18,064	26	$297,552	454

Multi-Tenant Leases

As of December 31, 2009, our multi-tenant leases segment was comprised exclusively of medical office buildings.

The following table sets forth certain information regarding our owned multi-tenant leased facilities as of December 31, 2009:

	Number of	Square	Occupancy	Gross Real Estate	2009 NOI
Facility Location	Facilities	Footage	Percentage	Investment	(1)
				(Dollars in thousands)

Medical Office Buildings:
California	6	340,868	96.6%	$113,424	$8,845
Florida	1	37,266	61.7%	6,365	185
Georgia	3	123,294	88.9%	7,638	954
Illinois	12	383,058	86.8%	36,354	5,393
Louisiana	8	384,588	87.8%	24,384	2,837
Missouri	7	404,227	93.9%	45,360	4,922
Nevada	2	145,637	84.0%	39,023	3,101
Ohio	1	66,776	83.2%	11,463	679
Oregon	1	104,856	87.3%	31,105	2,140
South Carolina	2	109,704	76.7%	13,187	1,174
Tennessee	1	57,280	88.1%	3,982	603
Texas	6	144,702	66.0%	7,760	341
Virginia	3	65,315	80.4%	5,715	506
Washington	7	366,483	99.2%	97,711	7,733

Total Owned Multi-Tenant Leased Facilities	60	2,734,054	88.8%	$443,471	$39,413

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours. See Note 21 to our consolidated financial statements for a reconciliation of net income to NOI.

Average occupancy for our owned multi-tenant medical office buildings was 88.8% and 90.2% at December 31, 2009 and 2008, respectively. Average annualized revenue per square foot for our multi-tenant leased medical office buildings owned as of December 31, 2009 was $24.99 and $22.02 for 2009 and 2008, respectively.

The following table sets forth certain information regarding lease expirations for our owned multi-tenant leased facilities as of December 31, 2009:

	Minimum	Square
	Rent	Feet
	(In thousands)

2009	$9,551	463,422
2010	5,679	281,798
2011	5,580	265,064
2012	2,905	135,090
2013	4,440	179,546
2014	2,442	113,993
2015	2,542	115,624
2016	7,345	378,710
2017	1,549	57,207
2018	3,527	140,185
Thereafter	6,864	296,613

	$52,424	2,427,252

Competition

We generally compete with other REITs, including HCP, Inc., Health Care REIT, Inc., Healthcare Realty Trust Incorporated, Senior Housing Properties Trust and Ventas, Inc., real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies, pension funds, government sponsored entities, including the Department of Housing and Urban Development, Fannie Mae and Freddie Mac, and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The tenants that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and residents based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians, staff and location. Our medical office buildings compete with other medical office buildings in their surrounding areas for tenants, including physicians, dentists, psychologists, therapists and other healthcare providers.

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

During 2009, payments for healthcare services provided by the tenants of our facilities were received from the following sources:

Percentage of
Tenants’ Revenue

Medicare	10%
Medicaid	17%
Private sources — health and other insurance plans	73%

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

Various federal, regional and state laws and regulations have been implemented or are under consideration to mitigate the effects of climate change caused by greenhouse gas emissions. Among other things, “green” building codes may seek to reduce emissions through the imposition of standards for design, construction materials, water and energy usage and efficiency, and waste management. We are not aware of any such existing requirements that we believe will have a material impact on our current operations. However, future requirements could increase the costs of maintaining or improving our existing properties or developing new properties.

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of February 17, 2010:

Name	Position	Age

Douglas M. Pasquale	Chairman of the Board and President and Chief Executive Officer	55
Donald D. Bradley	Executive Vice President and Chief Investment Officer	54
Abdo H. Khoury	Executive Vice President and Chief Financial and Portfolio Officer	60

Douglas M. Pasquale — Chairman of the Board of Directors since May 2009 and President and Chief Executive Officer since April 2004. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004 and a director since November 2003. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living, Inc. (“ARV”), an operator of assisted living facilities, from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV, and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International-North America, a hotel ownership and hotel management company, from 1996 to 1998, and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (“ASHA”) and is a director of Alexander & Baldwin, Inc. and Matson Navigation Company, Inc., a director of Terreno Realty Corporation and a member of the Board of Trustees of the Newport Harbor Nautical Museum.

Donald D. Bradley — Executive Vice President since March 2008 and Chief Investment Officer since July 2004. Mr. Bradley was a Senior Vice President from March 2001 to February 2008 and the General Counsel from March 2001 to June 2004. From January 2000 to February 2001, Mr. Bradley was engaged in various personal interests. Mr. Bradley was formerly the General Counsel of Furon Company, a NYSE-listed international, high performance polymer manufacturer from 1990 to December 1999. Previously, Mr. Bradley served as a Special Counsel of O’Melveny & Myers LLP, an international law firm with which he had been associated since 1982. Mr. Bradley is a member of the Executive Board of ASHA.

Abdo H. Khoury — Executive Vice President since March 2008 and Chief Financial and Portfolio Officer since July 2005. Mr. Khoury was a Senior Vice President from July 2005 to February 2008 and Chief Portfolio Officer from August 2004 to June 2005. Mr. Khoury served as the Executive Vice President of Operations of Atria Senior Living Group (formerly ARV Assisted Living, Inc.) from June 2003 to March 2004. From January 2001 to May 2003, Mr. Khoury served as President of ARV and he served as Chief Financial Officer at ARV from March 1999 to January 2001. From October 1997 to February 1999, Mr. Khoury served as President of the Apartment Division at ARV. From January 1991 to September 1997, Mr. Khoury ran Financial Performance Group, a business and financial consulting firm located in Newport Beach, California.

Employees

As of February 17, 2010, we had 36 employees.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports required by Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are electronically filed with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our annual, quarterly and current reports and amendments to reports are also available, free of charge, on our website at www.nhp-reit.com, as soon as reasonably practicable after those reports are available on the SEC’s website. These materials, together with our Governance Principles, Director Committee Charters and Business Code of Conduct & Ethics referenced below, are available in print to any stockholder who requests them in writing by contacting:

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

Generally speaking, the risks facing our company fall into three categories: risks associated with the operations of our tenants, risks related to our operations and risks related to our taxation as a REIT. You should carefully consider the risks and uncertainties described below before making an investment decision in our company. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

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

The U.S. recently experienced the longest recession since the Great Depression. While there are current signs of a strengthening and stabilizing economy, there are continued concerns about the uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation and the systemic impact of rising unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to increased market volatility and diminished expectations for the U.S. economy.

The specific impact this may have on each of our businesses is described below:

•	Senior Housing. The combination of a weak economy, sustained weak housing market and rising unemployment (the “Economic Factors”) has put downward pressure on occupancies and operating margins for senior housing, a trend that we expect to continue until these factors fully abate. Since the principal competitor for senior housing is the home, the Economic Factors have intensified this competition and in turn, challenged occupancies. In particular, the sustained weak housing markets have put particular pressure on independent living facility occupancies as more seniors delay or forego moving into such facilities, while the weak economy and rising unemployment have put particular pressure on occupancies at more need-based assisted living and Alzheimer facilities as costs become prohibitive, causing seniors to go without the necessary assistance and care or causing unemployed, or in some cases working, adults to become caregivers to their senior family members for a period of time. We also believe that our tenants already have implemented prudent cost reductions, and further rent increases will be incrementally more difficult on beleaguered consumers. Therefore, without stabilization or increases in occupancies, it will be difficult for our senior housing tenants to prevent margin erosion over time which could adversely impact their operations and financial condition and their ability to continue to meet their obligations to us.

•	Long-Term Care/Skilled Nursing. Skilled nursing occupancies have been less impacted by the Economic Factors since the services provided are primarily driven by a significant need. However, the impact of increasing pressure on federal and state government reimbursement from the current economic turmoil and any potential healthcare reform legislation remains uncertain. The ultimate outcome of either of these factors could adversely affect the operations and financial condition of our skilled nursing tenants and their ability to continue to meet their obligations to us.

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

This difficult operating environment has adversely impacted the financial condition of our tenants. If these recent economic conditions continue or do not fully abate, our tenants may be unable to meet their obligations to us, and our business could be adversely affected.

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

In addition, many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we provide a reserve against the straight-line rent for a portion, up to its full value, that we estimate may not be recoverable. The balance of straight-line rent receivables at December 31, 2009, net of allowances was $27.5 million. To the extent any of the tenants under these leases become unable to pay the contracted cash rent, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our net income.

Our tenants may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators in the healthcare industry.

Certain companies in the healthcare industry, including some key senior housing operators, none of which are currently our tenants, are experiencing considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, our tenants could experience the damaging financial effects of a weakened industry driven by negative industry headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

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

Our tenants are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on our tenants’ costs of doing business and the amount of reimbursement by both government and other third-party payors. The failure of any of our tenants to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us. In particular:

•	Medicare, Medicaid and Private Payor Reimbursement. Our tenants who operate skilled nursing facilities and specialty hospitals derive a significant portion of their revenue from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a significant loss of funding from them. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control and reduce healthcare costs. Governmental concern regarding healthcare costs and their budgetary impact may result in significant reductions in payment to healthcare facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Many of the states where our tenants reside report budget deficits that put future Medicaid funding at risk and may limit or decrease the number of Medicaid beds available to patients in the near future as well as in the long term. In addition, reimbursement from private payors has, in many cases, effectively been reduced to levels approaching those of government payors. Loss of certification or accreditation, or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover the cost of providing patient care, could adversely impact our tenants’ operations and financial condition, potentially jeopardizing their ability to meet their obligations to us.

•	Licensing and Certification. Our tenants and facilities are generally subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by such authorities to confirm compliance. Failure to obtain licensure or loss of licensure would prevent a facility, or in some cases, potentially all of a tenant’s facilities in a state, from operating. Our skilled nursing facilities and specialty hospitals generally require governmental approval, often in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures. Some of our facilities may not be able to satisfy current and future regulatory requirements, and for this reason, may be unable to continue operating in the future. In such event, our revenues from those facilities could be reduced or eliminated for an extended period of time. State licensing, as well as Medicare and Medicaid laws require operators of nursing homes and assisted living facilities to comply with extensive standards governing operations, including federal conditions of participation and state operating regulations. Federal and state agencies administering those laws regularly inspect our facilities and investigate complaints. Our tenants and their managers receive notices of potential sanctions and remedies from time to time, and such sanctions have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions may be imposed, and if imposed, may adversely affect our tenants’ ability to operate, financial condition and ability to meet their obligations to us.

•	Fraud and Abuse Laws and Regulations. There are various extremely complex federal and state laws and regulations governing a wide array of business referrals, relationships and arrangements that prohibit fraud by healthcare providers. These laws include (i) civil and criminal laws that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments, (ii) certain federal and state anti-remuneration and fee-splitting laws (including, in the case of certain states, laws that extend to arrangements that do not involve items or services reimbursable under Medicare or Medicaid), such as the federal healthcare Anti-Kickback Statute and federal self-referral law (also known as the “Stark law”), which govern various types of financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to these providers, (iii) the Civil Monetary Penalties law, which may be imposed by the U.S. Department of Health and Human Services (“HHS”) for certain fraudulent acts, (iv) federal and state patient privacy laws, such as the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and (v) certain state laws that prohibit the corporate practice of medicine. Many states have also adopted or are considering legislation to increase patient protections, such as criminal background checks on care providers and minimum staffing levels. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. In addition, certain laws, such as the Federal False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government for violations of fraud and abuse laws. These qui tam actions may be filed by present and former patients, nurses or other employees or other third parties. The HIPAA and the Balanced Budget Act of 1997 expand the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicare and Medicaid programs. Further, under anti-fraud demonstration projects such as Operation Restore Trust, the Office of Inspector General of HHS, in cooperation with other federal and state agencies, has focused and may continue to focus on the activities of skilled nursing facilities in certain states in which we have properties. The violation of any of these regulations by a tenant may result in the imposition of criminal or civil fines or other penalties (including exclusion from the Medicare and Medicaid programs) that could jeopardize that tenant’s ability to meet their obligations to us or to continue operating its facility.

•	Legislative Developments. Each year, legislative proposals are introduced or proposed in Congress, and in some state legislatures, that would effect major changes in the healthcare system, nationally or at the state level. We cannot predict whether any proposals will be adopted or, if adopted, what effect, if any, these proposals would have on our tenants and, thus, our business.

Two of the operators of our facilities each account for more than 10% of our revenues. If these operators experience financial difficulties, or otherwise fail to make payments to us, our revenues may significantly decline.

At December 31, 2009, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) accounted for 15.2% and 10.8%, respectively, of our revenues. We cannot assure you that Brookdale or Hearthstone will have sufficient assets, income or access to financing to enable it to satisfy its obligations to us. Any failure by Brookdale or Hearthstone to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties, which would affect their ability to continue to meet their obligations to us.

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

Healthcare facilities are typically highly customized and may not be easily adapted to non-healthcare-related uses. The improvements generally required to conform a property to healthcare use, such as upgrading electrical, gas and plumbing infrastructure, are costly and often times tenant-specific. A new or replacement tenant may require different features in a property, depending on that tenant’s particular operations. If a current tenant is unable to pay rent and vacates a property, we may incur substantial expenditures to modify a property before we are able to re-lease the space to another tenant. Also, if the property needs to be renovated to accommodate multiple tenants, we may incur substantial expenditures before we are able to re-lease the space. Consequently, our properties may not be suitable for lease to traditional office or other healthcare tenants without significant expenditures or renovations, which costs may adversely affect our business, results of operations and financial condition.

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

In some states, advocacy groups have been created to monitor the quality of care at skilled nursing facilities and assisted and independent living facilities, and these groups have brought litigation against operators. Also, in several instances, private litigation by skilled nursing facility patients or assisted and independent living facility covered residents or their families has resulted in very large damage awards for alleged abuses. The effect of this litigation and potential litigation has been to materially increase the costs of monitoring and reporting quality of care compliance incurred by our tenants. In addition, the cost of liability and medical malpractice insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our tenants to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposure. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages and thereby potentially exposing us to those risks, this could cause our tenants to be unable to meet their obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs. Moreover, to the extent we are required to foreclose on the affected facilities, our revenues from those facilities could be reduced or eliminated for an extended period of time.

In addition, we may in some circumstances be named as a defendant in litigation involving the actions of our tenants. In previous years, we have been named as a defendant in lawsuits for wrongful death. Although we have no involvement in the activities of our tenants and our standard leases generally require our tenants to indemnify and carry insurance to cover us, in certain cases, a significant judgment against us in such litigation could exceed our and our tenants’ insurance coverage, which would require us to make payments to cover the judgment. We have purchased our own insurance as additional protection against such issues.

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

Adverse trends in the healthcare industry may negatively affect our revenues and the values of our investments.

The healthcare industry is currently experiencing:

•	changing trends in the method of delivery of healthcare services;

•	increased expense for uninsured patients and uncompensated care;

•	increased competition among healthcare providers;

•	continuing pressure by private and governmental payors to contain costs and reimbursements while increasing patients’ access to healthcare services;

•	lower operating profit margins in an uncertain economy;

•	investment losses;

•	constrained availability of capital;

•	credit downgrades;

•	increased liability insurance expense; and

•	increased scrutiny and formal investigations by federal and state authorities.

These changes, among others, can adversely affect the operations and financial condition of our tenants, and our business could be adversely affected.

RISKS RELATING TO US AND OUR OPERATIONS

In addition to the tenant related risks discussed above, there are a number of risks directly associated with us and our operations.

We are subject to particular risks associated with real estate ownership, which could result in unanticipated losses or expenses.

Our business is subject to many risks that are associated with the ownership of real estate, including, among other things, the following:

•	general liability, property and casualty losses, some of which may be uninsured;

•	the inability to purchase or sell our assets rapidly to respond to changing economic conditions, due to the illiquid nature of real estate and the real estate market;

•	leases which are not renewed or are renewed at lower rental amounts at expiration;

•	the exercise of purchase options by operators resulting in a reduction of our rental revenue;

•	costs relating to maintenance and repair of our facilities and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

•	environmental hazards created by prior owners or occupants, existing tenants, mortgagors or other persons for which we may be liable;

•	acts of God, earthquakes, wildfires, storms, floods and other natural disasters affecting our properties, some of which may be exacerbated in the future as a result of global climate changes; and

•	acts of terrorism affecting our properties.

General economic conditions and other events or occurrences that affect areas in which our investments are geographically concentrated may impact our financial results.

At December 31, 2009, 42.3% of our triple-net lease rent was derived from facilities located in Texas (15.3%), California (9.7%), Wisconsin (6.7%), Massachusetts (6.5%) and Tennessee (4.1%). As a result of this geographic concentration, we are subject to increased exposure to adverse conditions affecting these markets, including general economic conditions, increased competition or decreased demand, changes in state-specific legislation, a downturn in the local healthcare industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions, which could adversely affect our business.

Our ownership of properties through ground leases exposes us to certain restrictions and the loss of such properties upon breach or termination of the ground leases.

We have acquired an interest in certain of our facilities by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional facilities in the future through the purchase of interests in ground leases. As the lessee under a ground lease, we are subject to restrictions imposed by the lease terms, including potential limitations on the replacement of tenants, which could result in a decrease or cessation of rental payments to us. Additionally, we are exposed to the possibility of losing the facility upon termination of the ground lease or an earlier breach of the ground lease by us.

We have now, and may have in the future, exposure to contingent rent escalators and floating interest rates, both of which can have the effect of reducing our profitability.

We receive revenue primarily by leasing our assets under operating leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. If our tenants’ revenues do not increase as a result of the current weak economic conditions or other factors and/or the Consumer Price Index does not increase, our revenues may not increase.

Certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. The generally fixed rate nature of our revenue and the variable rate nature of certain of our interest obligations create interest rate risk. If interest rates increase, it could have a negative effect on our profitability, and our lease and other revenue may become insufficient to meet our obligations.

We have now, and may have in the future, exposure related to our leases and loans secured by letters of credit, some of which are issued by banks that may be affected by the severely distressed housing and credit markets or other factors.

As of December 31, 2009, leases covering 456 facilities were secured by irrevocable letters of credit totaling $71.3 million. In the event that any of the tenants or borrowers related to these facilities become unable to meet their obligations, we are entitled to draw down on the letters of credit an amount equal to the earned and unpaid obligations. Our access to funds under the letters of credit is dependent on the ability of the issuing banks to meet their funding commitments. These banks might have incurred losses or might have reduced capital reserves as a result of their prior lending to other borrowers, their holdings of certain mortgage or other securities or losses they have sustained in connection with any other financial relationships, each of which may be affected by the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our letters of credit. If an issuing bank has financial difficulties, we may be unable to draw down on a letter of credit, which could delay or reduce our ability to collect unpaid obligations and reduce our revenue and operating cash flow.

Underinsured or uninsured losses and/or the failure of one or more of our insurance carriers could adversely impact our business.

We and our tenants insure against a wide range of risks through insurance with terms, conditions, limits and deductibles that we believe are adequate and appropriate given the relative risk and costs of such coverage. However, there is no assurance that this insurance will fully cover all potential losses, and there are certain exposures for which insurance is not purchased when it is deemed it is not economically feasible to do so. Underinsured or uninsured losses could decrease our anticipated revenues from a property and result in the loss of all or a portion of the capital we have invested in a property.

Additionally, if the recent global financial crisis were to affect the solvency of any carrier providing insurance to us or any of our tenants, it could result in their inability to make payments on insurance claims, which could have an adverse effect on our financial condition or that of our tenants. In addition, the failure of one or more insurance companies may increase the costs to renew existing insurance policies.

As owners of real estate, we are subject to environmental laws that expose us to the possibility of having to pay damages to the government and costs of remediation if there is contamination on our property.

Under various laws, owners of real estate may be required to investigate and clean up hazardous substances present at a property and may be held liable for property damage or personal injuries that result from environmental contamination. These laws also expose us to the possibility that we become liable to reimburse the government for damages and costs it incurs in connection with the contamination, regardless of whether we were aware of, or responsible for, the environmental contamination. We review environmental surveys of the facilities we own prior to their purchase. Based upon those surveys we do not believe that any of our properties are subject to material environmental contamination. However, environmental liabilities may be present in our properties and we may incur costs to remediate contamination that could have a material adverse effect on our business or financial condition.

We may recognize impairment charges or losses on the sale of certain facilities.

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we would conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we would recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value which would reduce our net income. From time to time, we classify certain facilities, including unoccupied buildings and land parcels, as assets held for sale. To the extent we are unable to sell these properties for net book value, we may be required to take an impairment charge or loss on the sale, either of which would reduce our net income.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in an unconsolidated joint venture may exceed the fair value. If it is determined that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary and is below its carrying value, an impairment would be recorded which would reduce our net income.

We may face competitive risks related to reinvestment of sale proceeds.

From time to time, we will have cash available from (i) the proceeds of sales of our securities, (ii) principal payments on our loans receivable and (iii) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain our current financial results, we must re-invest these proceeds on a timely basis. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in acquiring properties may negatively impact revenues and our ability to make distributions to stockholders.

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

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there are continued concerns about the uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of rising unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $700 million available under our credit facility at December 31, 2009, and we have no current reason to believe that we will be unable to access the facility in the future. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. In addition, the banks that are parties to the credit facility might have incurred losses or might have reduced capital reserves as a result of their prior lending to other borrowers, their holdings of certain mortgage securities or their other financial relationships, in part because of the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our credit facility. If we were unable to access our credit facility it could result in an adverse effect on our liquidity and financial condition.

At December 31, 2009, we had approximately $101.8 million of indebtedness that matures in 2010 and $378.5 million of indebtedness that matures in 2011. On February 9, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date. There are no such senior notes that we may be required to repay in 2010 or 2011. If these recent market conditions continue or do not fully abate, they may limit our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations.

Our plans for growth require regular access to the capital and credit markets. If capital is not available at an acceptable cost, it will significantly impair our ability to make future investments as acquisitions and development projects become difficult or impractical to pursue. Our potential capital sources include:

•	Equity Financing. As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions that may change from time to time. Among the market conditions and other factors that may affect the market price of our common stock are:

•	the extent of investor interest;

•	the reputation of REITs in general and the healthcare sector in particular and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	the contents of analyst reports about us and the REIT industry;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•	our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from existing investments, future investments and rental increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

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

We currently have investment grade credit ratings of Baa2 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Service and BBB from Fitch Ratings on our senior notes. If any of these rating agencies downgrade our credit rating, or place our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock will likely decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our tenants and our industry. We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

Our level of indebtedness may adversely affect our financial results.

As of December 31, 2009, we had total consolidated indebtedness of $1.4 billion and total assets of $3.6 billion. We expect to incur additional indebtedness in the future. The risks associated with financial leverage include:

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

Covenants under our credit facility and our senior notes may limit management’s discretion by restricting our ability to, among other things, incur additional debt, redeem our capital stock, enter into certain transactions with affiliates, pay dividends and make other distributions, make investments and other restricted payments and create liens. Any additional financing we may obtain could contain similar or more restrictive covenants. Our desire to comply with these covenants may in the future prevent us from taking certain actions that we would otherwise deem appropriate.

If the holders of our senior notes exercise their rights to require us to repurchase their securities, we may have to make substantial payments, incur additional debt or issue equity securities to finance the repurchase.

Some of our senior notes grant the holders the right to require us, on specified dates, to repurchase their securities at a price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If the holders of these securities elect to require us to repurchase their securities, we may be required to make significant payments, which would adversely affect our liquidity. Alternatively, we could finance the repurchase through the issuance of additional debt securities, which may have terms that are not as favorable as the securities we are repurchasing, or equity securities, which would dilute the interests of our existing stockholders.

The market price of our common stock has fluctuated and could fluctuate significantly.

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

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the SEC and shareholder reporting services, as of December 31, 2009, three of our stockholders owned at least five percent of our common stock and held an aggregate of approximately 23.5% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

We may issue shares of preferred stock that will give holders of such shares rights that are senior to the rights of holders of our common stock or significant influence over our affairs, and their interests may differ from those of our other stockholders.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. Holders of our preferred stock will be entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock will be entitled to receive a liquidation preference, plus any accumulated and unpaid distributions. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock may have the right to elect two additional directors to our board of directors if six quarterly preferred dividends are in arrears.

There is no assurance that we will make distributions in the future.

We intend to continue to pay quarterly distributions to our stockholders consistent with our historical practice. However, our ability to pay distributions will be adversely affected if any of the risks described herein occur. Our payment of distributions is subject to compliance with restrictions contained in our credit facility and our senior notes. All distributions are made at the discretion of our board of directors, and our future distributions will depend upon our earnings, our cash flows, our anticipated cash flows, our financial condition, maintenance of our REIT tax status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

We face risks associated with short-term liquid investments.

At times we have significant cash balances that we invest in various short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include (either directly or indirectly) obligations of the U.S. government or its agencies, obligations (including certificates of deposit) of banks, commercial paper, money market funds and other highly rated short-term securities. Investments in these securities and funds are not insured against loss of principal. Under certain circumstances, we may be required to redeem all or part of our investment, and our right to redeem some or all of our investment may be delayed or suspended. In addition, there is no guarantee that our investments in theses securities or funds will be redeemable at par value. A decline in the value of our investment or a delay or suspension of our right to redeem may have a material adverse effect on our results of operations or financial condition.

Our growth to date has been in part dependent on acquisitions which may not be available in the future, and we cannot make any assurances that any future growth strategies will be successful or not expose us to additional risks.

Any future growth through acquisitions will be partially dependent upon our ability to identify and complete favorable transactions and will be subject to risks associated with acquisitions, including delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation. To the extent that acquisitions are made in geographic markets in which we have not previously had a presence, we would be exposed to additional risks, including those associated with an inability to accurately evaluate local market conditions, a lack of business relationships in the area and an unfamiliarity with local governmental and other regulations.

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

Although we believe that we have been successful in the past, we can give no assurance that we would be able to successfully identify and complete favorable transactions and/or execute new growth strategies in the future.

Unforeseen costs associated with investments in new properties could reduce our profitability.

Our business strategy contemplates future investments that may not prove to be successful. For example, we might encounter unanticipated difficulties and expenditures relating to any acquired properties, including contingent and/or unknown liabilities with limited or no recourse, and newly-acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. If we issue equity securities or incur additional debt or both to finance future investments, it may reduce our per share financial results and/or increase our leverage. If we pursue new development projects, such projects would be subject to numerous risks, including risks of construction delays or cost overruns that may increase project costs, and new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits. Moreover, if we agree to provide funding to enable healthcare operators to build, expand or renovate facilities on our properties and the project is not completed, we could be forced to become involved in the development to ensure completion or we could lose the property. These costs may negatively affect our results of operations.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition and stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on our internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements due to inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely affected, we could fail to meet our reporting obligations and there could be a decline in our stock price.

Compliance with changing government regulations may result in additional expenses.

Changing laws, regulations and standards, including those relating to corporate governance and public disclosure, new SEC regulations and New York Stock Exchange rules, may create uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to our business practices. Also, legislative or regulatory efforts that seek to reduce greenhouse gas emissions through “green” building codes could increase the costs of maintaining or improving our existing properties or developing new properties. We are committed to maintaining high standards of compliance with all applicable laws, regulations and standards. As a result, our efforts to comply with evolving laws, regulations and standards may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

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

Some of our directors are involved in other real estate activities and investments and, therefore, may have potential conflicts of interest with us.

From time to time, certain of our directors may own interests in other real estate related businesses and investments, and this may give rise to potential conflicts of interests. All directors, officers and employees must avoid conflicts of interest as prescribed by our Business Code of Conduct & Ethics and are required, on an annual basis, to certify their compliance with the requirements of the Business Code of Conduct & Ethics. No director shall participate in any decision by the board of directors or Audit Committee that in any way relates to a matter that gives rise to a conflict of interest, other than to provide the board of directors of Audit Committee with all relevant information relating to the matter. Related party transactions are disclosed in our consolidated financial statements.

Our charter and bylaws and the laws of the state of our incorporation contain provisions that may delay, defer or prevent a change in control or other transactions that could provide stockholders with the opportunity to realize a premium over the then-prevailing market price for our common stock.

In order to protect us against the risk of losing our REIT status for U.S. federal income tax purposes, our charter and bylaws prohibit (i) the beneficial ownership by any single person of more than 9.9% of the issued and outstanding shares of our stock, by value or number of shares, whichever is more restrictive, and (ii) any transfer that would result in beneficial ownership of our stock by fewer than 100 persons. We have the right to redeem shares acquired or held in excess of the ownership limit. In addition, if any acquisition of our common or preferred stock violates the 9.9% ownership limit, the subject shares are automatically transferred to a trust temporarily for the benefit of a charitable beneficiary and, ultimately, are transferred to a person whose ownership of the shares will not violate the ownership limit. Furthermore, where such transfer in trust would not prevent a violation of the ownership limits, the prohibited transfer is treated as void ab initio. The ownership limit may have the effect of delaying, deferring or preventing a change in control of our company and could adversely affect our stockholders’ ability to realize a premium over the market price for the shares of our common stock. Our board of directors has increased the ownership limit to 20% with respect to one of our stockholders, Cohen & Steers, Inc. (“Cohen & Steers”). Cohen & Steers beneficially owned 4.8 million of our shares, or approximately 4.2% of our common stock, as of December 31, 2009.

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

As a Maryland corporation, we are subject to provisions of the Maryland Business Combination Act (“MBCA”) and the Maryland Control Share Acquisition Act (“MCSA”). The MBCA may prohibit certain future acquirors of 10% or more of our stock (entitled to vote generally in the election of directors) and their affiliates from engaging in business combinations with us for a period of five years after such acquisition, and then only upon recommendation by the board of directors with (i) a stockholder vote of 80% of the votes entitled to be cast (including two-thirds of the stock not held by the acquiror and its affiliates) or (ii) if certain stringent fair price tests are met. The MCSA may cause acquirors of stock at levels in excess of 10%, 33% or 50% of the voting power of our stock to lose the voting rights of such stock unless voting rights are restored by vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes of stock held by the acquiring stockholder and our officers and employee directors.

RISKS RELATED TO OUR TAXATION AS A REIT

If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We intend to operate in a manner that will allow us to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Accordingly, there can be no assurance that the Internal Revenue Service (“IRS”) will not contend that our interests in subsidiaries or other issuers will not cause a violation of the REIT requirements.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, and state or local income, property and transfer taxes. For example, we have in the past acquired, and may in the future acquire, appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which we receive carry-over tax basis. If we subsequently dispose of those assets and recognize gain during the ten-year period following their acquisition, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our non-healthcare assets through taxable REIT subsidiaries, or TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. We will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements with respect to our TRS limits our flexibility in operating or managing certain properties through our TRS.

A TRS may not directly or indirectly operate or manage a healthcare facility. For REIT qualification purposes, the definition of a “healthcare facility” means a hospital, nursing facility, assisted living facility, congregate care facility, qualified continuing care facility or other licensed facility which extends medical or nursing or ancillary services to patients and which, immediately before the termination, expiration, default, or breach of the lease of or mortgage secured by such facility, was operated by a provider of such services which was eligible for participation in the Medicare program under Title XVIII of the Social Security Act with respect to such facility. If the IRS were to treat a subsidiary corporation of ours as directly or indirectly operating or managing a healthcare facility, such subsidiary would not qualify as a TRS, which could jeopardize our REIT qualification under the REIT gross asset tests.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

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

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules that affect REITs are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center in Hartford, Connecticut, that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until late 2010.

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

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2008 to December 31, 2009, as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our board of directors and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of directors deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

		High	Low	Dividend

2009
	First quarter	$28.81	$18.16	$0.44
	Second quarter	28.38	21.46	0.44
	Third quarter	33.79	24.23	0.44
	Fourth quarter	35.92	29.73	0.44
2008
	First quarter	$35.50	$28.07	$0.44
	Second quarter	37.67	30.62	0.44
	Third quarter	39.99	30.44	0.44
	Fourth quarter	37.72	18.13	0.44

On February 9, 2010, our board of directors declared a quarterly cash dividend of $0.44 per share of common stock. This dividend will be paid on March 5, 2010 to stockholders of record on February 19, 2010.

As of February 11, 2010 there were approximately 1,557 holders of record of our common stock.

We currently maintain two equity compensation plans: the 1989 Stock Option Plan (the “1989 Plan”) and the 2005 Performance Incentive Plan (the “2005 Plan”). Each of these plans has been approved by our stockholders.

The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding options, warrants and rights (including restricted stock units and performance shares); the weighted-average exercise price of outstanding options, warrants and rights; and the number of shares remaining available for future award grants under the plans as of December 31, 2009:

Equity Compensation Plans

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Weighted-Average	Equity Compensation
	to be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	the First Column)

Equity compensation plans approved by security holders	1,769,876	(1)(2)	$21.37 (3)	1,217,893 (4)
Equity compensation plans not approved by security holders	—		—	—
Total	1,769,876		$21.37	1,217,893

(1)	Of these shares, 286,625 were subject to stock options then outstanding under the 1989 Plan. In addition, this number includes an aggregate of 1,483,251 shares that were subject to restricted stock units, performance shares, stock options and stock appreciation rights awards then outstanding under the 2005 Plan.

(2)	This number does not include an aggregate of 39,178 shares of unvested restricted stock then outstanding under the 2005 Plan.

(3)	This number reflects the weighted-average exercise price of outstanding stock options and has been calculated exclusive of restricted stock units, performance shares and stock appreciation rights outstanding under the 2005 Plan.

(4)	All of these shares were available for grant under the 2005 Plan. The shares available under the 2005 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2005 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance shares.

The following graph demonstrates the performance of the cumulative total return to the stockholders of our common stock during the previous five years in comparison to the cumulative total return on the National Association of Real Estate Investment Trusts (“NAREIT”) Equity Index and the Standard & Poor’s 500 Stock

Index. The NAREIT Equity Index is comprised of all tax-qualified, equity oriented, real estate investment trusts listed on the New York Stock Exchange, the American Stock Exchange or the NASDAQ Global Market.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Operating Data:
Revenues	$390,512	$368,319	$303,222	$220,814	$155,830
Income from continuing operations	125,194	106,761	130,368	51,107	31,796
Discontinued operations	23,864	161,246	93,878	134,049	38,145
Net income	149,058	268,007	224,246	185,156	69,941
Preferred stock dividends	(5,350)	(7,637)	(13,434)	(15,163)	(15,622)
Preferred stock redemption charge	—	—	—	—	(795)
Net income attributable to NHP common stockholders	143,040	260,501	211,024	170,414	53,524
Dividends paid on common stock	187,799	171,496	150,819	120,406	100,179
Per Share Data:
Diluted income from continuing operations attributable to NHP common stockholders	$1.09	$1.00	$1.28	$0.46	$0.22
Diluted net income attributable to NHP common stockholders	1.31	2.63	2.31	2.19	0.78
Dividends paid on common stock	1.76	1.76	1.64	1.54	1.48
Balance Sheet Data:
Investments in real estate, net	$3,031,383	$3,124,229	$2,961,442	$2,583,515	$1,786,075
Total assets	3,647,075	3,458,125	3,144,353	2,704,814	1,867,220
Borrowings under unsecured senior credit facility	—	—	41,000	139,000	224,000
Senior notes	991,633	1,056,233	1,166,500	887,500	570,225
Notes and bonds payable	431,456	435,199	340,150	355,411	236,278
NHP stockholders’ equity	2,033,099	1,760,667	1,482,693	1,243,809	781,032
Other Data:
Net cash provided by operating activities	$247,414	$243,838	$220,886	$171,932	$148,313
Net cash used in investing activities	$(2,447)	$(111,088)	$(375,364)	$(654,819)	$(139,552)
Net cash provided by (used in) financing activities	$55,061	$(69,907)	$159,190	$487,577	$(7,229)
Diluted weighted average shares outstanding	108,547	98,763	90,987	77,566	67,389
Reconciliation of Funds from Operations(1):
Net income	$149,058	$268,007	$224,246	$185,156	$69,941
Net (income) loss attributable to noncontrolling interests	(668)	131	212	421	—
Preferred stock dividends	(5,350)	(7,637)	(13,434)	(15,163)	(15,622)
Preferred stock redemption charge	—	—	—	—	(795)
Real estate related depreciation	123,666	118,603	100,340	77,714	56,670
Depreciation in income from unconsolidated joint ventures	5,209	4,768	1,703	—	246
Gain on sale of facilities	(23,908)	(154,995)	(118,114)	(96,791)	(4,908)
Gain on sale of facilities from unconsolidated joint venture	—	—	—	—	(330)

Funds from operations available to common stockholders	$248,007	$228,877	$194,953	$151,337	$105,202

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

Who We Are

We are an investment grade rated (since 1994), publicly traded equity REIT that invests in senior housing, long-term care facilities and medical office buildings throughout the United States. We strive to maximize total stockholder return by growing our asset base through a conservative, long-term approach to real estate investments. The healthcare sector is relatively recession resistant and presents unique growth potential as evidenced by favorable aging demographic trends and increasing market penetration of a rapidly growing senior population. Led by the aging “baby boomer” generation, the growth potential within the healthcare real estate sector will be driven by the increased use of healthcare services and, in each case, the recognized need for additional and improved healthcare facilities and services. Our management team has extensive operating backgrounds in senior housing and long-term care that we believe provides us a competitive advantage in these sectors. In 2008, we established a full service medical office building platform comprised of a Class A portfolio of facilities backed by well regarded property management services and development capabilities.

What We Invest In

We invest passively in the following types of geographically diversified healthcare properties:

•	Senior Housing/Assisted and Independent Living Facilities (ALFs, ILFs and ALZs). This primarily private pay-backed sector breaks down into three principal categories, each of which may be operated on a stand alone basis or combined with one or more of the others into a single facility or campus:

•	Assisted Living Facilities (ALFs) designed for frail seniors who can no longer live independently and instead need assistance with activities of daily living (such as feeding, dressing and bathing) but do not require round-the-clock skilled nursing care.

•	Independent Living Facilities (ILFs) designed for seniors who pay for some concierge-type services (e.g., meals, housekeeping, laundry, transportation, and social and recreational activities) but require little, if any, assistance with activities of daily living.

•	Alzheimer Facilities (ALZs) designed for those residents with significant cognitive impairment as a result of having Alzheimer’s or related dementia.

•	Long-Term Care/Skilled Nursing Facilities (SNFs). This primarily government (Medicare and Medicaid) reimbursement backed sector consists of skilled nursing facilities designed for inpatient rehabilitative, restorative, skilled nursing and other medical treatment for residents who are medically stable and do not require the intensive care of an acute care or rehabilitative hospital.

•	Continuing Care Retirement Communities (CCRCs). These communities are designed to provide a continuum of care for residents as they age and their health deteriorates and typically combine on a defined campus integrated senior housing and long-term care facilities.

•	Medical Office Buildings (MOBs). MOBs usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. MOB tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. Since an MOB generally has several tenants under separate leases, they require day-to-day property management services that typically include rent collection from disparate tenants, re-marketing space as it becomes vacant and, for non-triple-net leases, responsibility for many of the MOB’s associated operating expenses (although many of these are, or can effectively be, passed through to the tenants as well). MOBs are generally classified as being either “on campus” or “off campus.”

•	On Campus MOBs typically are located on or immediately adjacent to an acute care hospital campus and are generally subject to a hospital ground lease. Its tenants are primarily doctors whose patients have been or will be treated at the hospital. The relationship with a vibrant hospital tends to create stronger tenant demand, generate higher rental rates, provide higher tenant retention and discourage competitive new supply as compared to most “off campus” MOBs that are unaffiliated with a healthcare system.

•	Off Campus MOBs have become more and more prevalent as healthcare has increasingly shifted from the inpatient model to the typically less expensive outpatient model. Instead of typically being subject to a hospital ground lease with operating and use restrictions limiting the owner’s control over the facility, including as a practical matter the ability to aggressively raise rents, owners of off campus MOBs typically have full ownership of the facility and control over all leasing and operating decisions. Further, those affiliated with a healthcare system may also enjoy many of the same advantages as an on campus facility.

How We Do It

Using a three-prong foundation that focuses on proactive capital management, active portfolio management and quality funds from operations (“FFO”) growth, we typically invest in senior housing facilities, long-term care facilities and medical office buildings as provided below.

•	Senior Housing and Long-Term Care Facilities (Including CCRCs). We primarily make our investments in these properties passively by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to tenants, generally at higher rates than we charge for rent on our owned facilities to compensate us for the additional risk.

•	Medical Office Buildings (MOBs). We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants), and to single tenants under “triple-net” “master” leases like those referred to above. Until 2008, we primarily made our multi-tenant MOB investments in MOBs through joint ventures with specialists in this sector that would manage the venture and provide property management services. Since 2008, we have expanded our capabilities by executing on our strategic initiative to establish a full service MOB platform through a multi-faceted transaction with Pacific Medical Buildings LLC. We acquired from Pacific Medical Buildings LLC and certain of its affiliates interests in 12 Class A MOBs for $250.2 million in 2008 and two Class A MOBs for $89.1 million in February 2010. These MOBs comprise approximately 1 million square feet and are located in California (10), Nevada (2), Arizona (1) and Oregon (1). We also entered into an agreement pursuant to which we currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of MOBs to be developed by PMB LLC through April 2019. Finally, we acquired from PMB a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. PMBRES provides property and asset management services for 34 MOBs (2,546,000 square feet), 26 of which we own or have an ownership interest in.

How We Measure Our Progress — Funds from Operations and Total Stockholder Return

We believe that FFO is an important non-GAAP supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance). Additionally, FFO is widely used by industry analysts as a measure of operating performance for equity REITs. We therefore discuss FFO, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate FFO in accordance with the NAREIT definition. FFO does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (it does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

In addition to FFO, we also believe total stockholder return to be a significant measure of our progress. Total stockholder return means, with respect to the Company: (a) the change in the market price of its common stock (as quoted on the principal market on which it is traded) during the performance period plus reinvested dividends and other distributions paid with respect to the common stock during the performance period, divided by (b) the market price of the common stock at the beginning of the performance period.

What We Have Accomplished Over the Last Three Years

We have enjoyed numerous successes since the end of 2006, perhaps the most notable of which are as follows:

•	Investments. We invested, directly and through our consolidated and unconsolidated joint ventures, $1.7 billion in the last three years, growing our gross investments in real estate 22% from $3.0 billion at the end of 2006 to $3.6 billion at the end of 2009. During this period, we strategically diversified our asset base through investments in an MOB platform and facilities representing 20% of our investments at the end of 2009. Coupled with our capital and portfolio management initiatives, over the past three years this growing asset base enabled us to accomplish the following:

•	Quality, Recurring FFO Growth — We increased our adjusted FFO per share over 15% from $1.93 per share in 2006 to $2.23 per share in 2009.

•	Growing Dividend — We increased our cash dividend 14% from $1.54 per share in 2006 to $1.76 per share in 2009.

•	Total Stockholder Return — According to Thomson Reuters, we provided 39% total stockholder return over the past three years compared to a 12% total stockholder return provided by the companies within the healthcare sector of the NAREIT Index, a negative 32% total stockholder return provided by the companies comprising the NAREIT Index and a negative 11% total stockholder return provided by the companies comprising the S&P 500 Index.

•	Capital — More Flexible and Diverse Structure and Conservative Balance Sheet. Our overall capital goal has been to balance the debt and equity components of our capital structure, increase our sources of capital, enhance our credit statistics, preserve and strengthen our investment grade credit ratings (Moody’s Investors Service: Baa2, Standard & Poor’s Ratings Service: BBB- and Fitch Ratings: BBB) and continue to protect our dividend. In addition, in response to the crises in the capital and credit markets, in 2009, we improved our liquidity. We believe we have accomplished all of these goals, with the following items being particularly noteworthy over the past three years:

•	Conservative Leverage — We reduced our debt to equity ratio (on an undepreciated book basis) from 46.1% at the end of 2006 to 36.0% at the end of 2009, which ranked us at the top of all investment grade REITs (according to research provided by JP Morgan Securities and SNL Real Estate through November 2009).

•	Multiple Capital Sources — We added the following to our existing $700 million credit facility and traditional marketed debt and equity capital sources:

•	At-the-Market Equity Offering — We implemented a program in 2006 under which we periodically issue equity with a targeted price greater than the volume weighted average price, subject to fees of under 2%. Over the past three years, we have issued approximately 22 million shares of common stock under this program, resulting in net proceeds of approximately $687 million.

•	Institutional Joint Venture Capital — We formed a joint venture in January 2007 with a state pension fund investor to provide an additional capital source. The joint venture has invested $552 million in assisted and independent living facilities, skilled nursing facilities and continuing care retirement communities, including $227 million in facilities acquired by the joint venture from us, and has an approved capacity to invest up to $975 million in these property types.

•	Asset Management Capital — In addition to the above sales to the institutional joint venture, in 2007, we sold 36 skilled nursing facilities primarily located in Texas with an average age of 35 years for $128 million (an 8.5% capitalization rate on our rent, resulting in a gain on sale of $60.1 million) and invested a total of $362 million at an average starting rate of 8.3% in newer skilled nursing facilities located in multiple states. In 2008, we sold to Emeritus senior housing assets previously leased to them for $305 million (a 6.1% capitalization rate on our rent, resulting in a gain on sale of $135.0 million) and retained the net proceeds to bolster our liquidity.

•	Enhanced Credit Statistics — We increased our adjusted fixed charge coverage from 2.51x at the end of 2006 to 3.45x at the end of 2009, which ranked us at the top of all investment grade REITs (according to research provided by JP Morgan Securities and SNL Real Estate through November 2009).

•	Enhanced Credit Ratings — In 2009, both Moody’s and Fitch upgraded us to Baa2 and BBB, respectively, and S&P (BBB-) changed our outlook from stable to positive.

•	Dividend Secure and Growing — We maintained our dividend coverage ratio (dividends per share divided by recurring diluted FFO per share) at about 80%, while our dividend increased 14%.

•	Maximized Liquidity — Retained $382 million in cash and full availability on our $700 million credit line at the end of 2009.

•	Portfolio Management — Implemented Sophisticated Program. Since the end of 2006, we have continued to dramatically upgrade our portfolio management program by enhancing the proprietary software system we developed, adding four dedicated portfolio management personnel and proactively anticipating and responding to potential problem areas. We believe we now have one of the most sophisticated portfolio management programs in our industry.

Focus and Outlook for 2010

Consistent with the strengthening economy and capital markets, our strategic objective priority has shifted from liquidity preservation and balance sheet management to investment growth. Our financial strength allows flexibility to create and exploit growth opportunities related to our core acquisition business (assisted living, skilled nursing, medical office) as well as new development projects in healthcare real estate. With the cost and availability of credit becoming more attractive, coupled with our $382 million in cash and the full availability of our $700 million credit facility at the end of 2009, we believe we have adequate liquidity to address our business commitments over the next two years while also growing our business at a measured pace. Our plans for growth require efficient access to the capital and credit markets. So long as capital continues to be available at an acceptable cost, we expect to be able to make further investments through quality acquisitions and development projects.

In 2009, given the unprecedented disruptions to our economy in general and the capital markets in particular, generating meaningful growth in net income and FFO proved difficult. In 2010, we anticipate the early stages of a protracted economic recovery with more liquid and less volatile capital markets. If the economic recovery holds, our primary focus for 2010 will return to continuing to improve our net income and FFO on an absolute and per share basis and further diversifying and upgrading our portfolio, while also continuing to explore alternative capital sources, investment structures, joint ventures and property types that would enable us to compete more effectively in the markets in which we invest. If deflationary pressures continue to abate, we expect the rent escalators (generally between 1% and 3%) contained in many of our leases will be a source of meaningful “built in” internal net income and FFO growth. However, since most of these escalators are tied to annual increases in the Consumer Price Index, if that Index starts trending negatively again as it did for most of 2009, we are likely to see much less, if any, internal growth from these rent escalators as long as deflationary conditions continue. Investment growth appears possible as the unprecedented adverse capital markets and economic conditions and the resulting tighter credit conditions and slower growth that evolved in 2008 and continued through much of 2009 appear to be abating. However, there still exists a wide range of directly conflicting outcomes possible for 2010. A small misstep in Federal monetary policy could mean the difference between higher inflation and deflation. We could slip back into a recession, if our economic recovery loses steam. If a “double-dip” recession occurs, we could return to the environment we saw in 2008 and much of 2009 where the systemic impact of energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. contributed to increased market volatility and diminished expectations for the U.S. economy — any or all of which may make it more difficult for some or many of our tenants to pay their rent.

Our growth plans could be diminished, our financial position weakened and our ability to make distributions limited if we revert to an environment dominated by deteriorating general economic conditions or other factors leading to any of our major senior housing or other tenants being unable to meet their obligations to us. We have no operational control over our tenants. Serious tenant financial problems could lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular tenant or it could be industry related, such as continuing reduced occupancies for our assisted and independent living facilities due to severely distressed housing and credit markets, sustained unemployment or reduced federal or state governmental reimbursement levels in the case of our skilled nursing facilities with many states already facing severe budget deficits.

Notwithstanding the amplified uncertainty that exists in the economy and capital markets, our focus for 2010 will be to make quality, accretive investments in existing healthcare assets as well as new development projects when opportunities arise. Simultaneously, we intend to plan for a range of possible outcomes that exist for 2010 through conservative capital management, proactive portfolio management and relevant enterprise risk management. We will continue to closely monitor our liquidity, the capital and credit markets and the performance of our tenants, using our unique operating backgrounds to proactively identify and address potential problems that may develop.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of NHP, its wholly owned subsidiaries and its joint ventures that are controlled through voting rights or other means. We apply the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation (“ASC 810”), for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with the provisions of ASC Topic 840, Leases, and ASC Topic 605, Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectability is not reasonably assured. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.

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

The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property were vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90% of the total property value. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our consolidated balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets.

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

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. The evaluation of the undiscounted cash flows from the expected use of the property is highly subjective and is based in part on various factors and assumptions, including, but not limited to, historical operating results, available market information and known trends and market/economic conditions that may affect the property, as well as, estimates of future operating income, occupancy, rental rates, leasing demand and competition. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in an unconsolidated joint venture may exceed the fair value. If it is determined that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary and is below its carrying value, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.

The above analyses require us to determine whether there are indicators of impairment for individual assets or investments in unconsolidated joint ventures, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such individual asset or investment in unconsolidated joint venture.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on our results of operations or financial position.

Operating Results

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	2009	2008	$ Change	% Change
	(Dollars in thousands)

Revenue:
Triple-net lease rent	$295,757	$283,052	$12,705	4%
Medical office building operating rent	68,319	60,287	8,032	13%

	364,076	343,339	20,737	6%
Interest and other income	26,436	24,980	1,456	6%

	390,512	368,319	22,193	6%

Expenses:
Interest and amortization of deferred financing costs	93,630	101,045	(7,415)	(7)%
Depreciation and amortization	124,264	116,375	7,889	7%
General and administrative	27,353	26,051	1,302	5%
Acquisition costs	830	—	830	100%
Medical office building operating expenses	28,906	26,631	2,275	9%

	274,983	270,102	4,881	2%

Operating income	115,529	98,217	17,312	18%
Income from unconsolidated joint ventures	5,101	3,903	1,198	31%
Gain on debt extinguishment, net	4,564	4,641	(77)	(2)%

Income from continuing operations	125,194	106,761	18,433	17%

Discontinued operations:
Gains on sale of facilities, net	23,908	154,995	(131,087)	(85)%
(Loss) income from discontinued operations	(44)	6,251	(6,295)	(101)%

	23,864	161,246	(137,382)	(85)%

Net income	149,058	268,007	(118,949)	(44)%
Net (income) loss attributable to noncontrolling interests	(668)	131	(799)	(610)%

Net income attributable to NHP	148,390	268,138	(119,748)	(45)%
Preferred stock dividends	(5,350)	(7,637)	2,287	(30)%

Net income attributable to NHP common stockholders	$143,040	$260,501	$(117,461)	(45)%

Triple-net lease rental income increased $12.7 million, or 4%, in 2009 as compared to 2008. The increase was primarily due to rental income from 42 facilities acquired during 2008 and rent increases at existing facilities, offset in part by reserves and decreased straight-line rental income.

Medical office building operating rent increased $8.0 million, or 13%, in 2009 as compared to 2008. The increase was primarily due to operating rent from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.

Interest and other income increased $1.5 million, or 6%, in 2009 as compared to 2008. The increase was primarily due to six loans funded during 2008 and four loans funded during 2009, offset in part by lower short-term investment interest income resulting from lower interest rates and by loan repayments.

Interest and amortization of deferred financing costs decreased $7.4 million, or 7%, in 2009 as compared to 2008. The decrease was primarily due to the repayment of $110.3 million of senior notes during 2008 and $64.6 million during 2009 and the repayment of the outstanding balance on our credit facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, offset in part by the assumption of $120.8 million of secured debt during 2008 and the addition of $35.8 million and $6.9 million of secured debt in 2008 and 2009, respectively.

Depreciation and amortization increased $7.9 million, or 7%, in 2009 as compared to 2008. The increase was primarily due to the acquisition of 52 facilities during 2008, including 10 multi-tenant medical office buildings.

General and administrative expenses increased $1.3 million, or 5%, in 2009 as compared to 2008. The increase was primarily due to increased expenses for employee related costs, offset in part by a decrease in tax expense.

Acquisition costs represent costs related to acquisition transactions. Prior to January 1, 2009, these costs were capitalized. Acquisition costs were $0.8 million in 2009.

Medical office building operating expenses increased $2.3 million, or 9%, in 2009 as compared to 2008. The increase was primarily due to operating expenses from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased $1.2 million, or 31%, in 2009 as compared to 2008. The increase was primarily due to increased income from our unconsolidated joint venture with a state pension fund investor, primarily resulting from a gain on debt extinguishment, and decreased losses from PMB Real Estate Services LLC (“PMBRES”), a full service property management company, in which we acquired a 50% interest in 2008 and income in 2009 as compared to a loss in 2008 from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity that owns two multi-tenant medical office buildings, in which we acquired a 44.95% interest in 2008.

Gain on debt extinguishment represents the gains recognized in connection with the prepayment of $30.0 million and $49.7 million of senior notes in 2009 and 2008, respectively.

ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income decreased $137.4 million in 2009 as compared to 2008. Discontinued operations income of $23.9 million for 2009 was comprised of gains on sale of $23.9 million and rental income of $0.8 million, offset in part by depreciation and amortization of $0.9 million. Discontinued operations income of $161.2 million for 2008 was comprised of gains on sale of $155.0 million and rental income of $10.0 million, offset in part by depreciation and amortization of $2.7 million and interest expense of $1.0 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	2008	2007	$ Change	% Change
	(Dollars in thousands)

Revenue:
Triple-net lease rent	$283,052	$265,895	$17,157	6%
Medical office building operating rent	60,287	16,061	44,226	275%

	343,339	281,956	61,383	22%
Interest and other income	24,980	21,266	3,714	17%

	368,319	303,222	65,097	21%

	2008	2007	$ Change	% Change
	(Dollars in thousands)

Expenses:
Interest and amortization of deferred financing costs	101,045	97,639	3,406	3%
Depreciation and amortization	116,375	89,986	26,389	29%
General and administrative	26,051	24,636	1,415	6%
Medical office building operating expenses	26,631	8,596	18,035	210%

	270,102	220,857	49,245	22%

Operating income	98,217	82,365	15,852	19%
Income from unconsolidated joint ventures	3,903	1,958	1,945	99%
Gain on debt extinguishment, net	4,641	—	4,641	100%
Gain on sale of facilities to unconsolidated joint venture, net	—	46,045	(46,045)	(100)%

Income from continuing operations	106,761	130,368	(23,607)	(18)%

Discontinued operations:
Gains on sale of facilities, net	154,995	72,069	82,926	115%
Income from discontinued operations	6,251	21,809	(15,558)	(71)%

	161,246	93,878	67,368	72%

Net income	268,007	224,246	43,761	20%
Net (income) loss attributable to noncontrolling interests	131	212	(81)	(38)%

Net income attributable to NHP	268,138	224,458	43,680	19%
Preferred stock dividends	(7,637)	(13,434)	5,797	43%

Net income attributable to NHP common stockholders	$260,501	$211,024	$49,477	23%

Triple-net lease rental income increased $17.2 million, or 7%, in 2008 as compared to 2007. The increase was primarily due to rental income from 81 facilities acquired in 2007, 42 facilities acquired during 2008, increased straight-line rental income recognized and rent increases at existing facilities, partially offset by decreased rental income related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007 and the recognition of $2.4 million of triple-net lease rental income related to non-recurring settlements of delinquent tenant obligations in 2007.

Medical office building operating rent increased $44.2 million, or 275%, in 2008 as compared to 2007. The increase was primarily due to operating rent from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and 10 multi-tenant medical office buildings acquired in 2008, including nine acquired through consolidated joint ventures.

Interest and other income increased $3.7 million, or 17%, in 2008 as compared to 2007. The increase was primarily due to two loans funded and four mortgage loans and five other loans acquired during 2007, six loans funded during 2008 and increased interest income resulting from a higher cash balance primarily due to asset sales, partially offset by loan repayments and the recognition of $1.3 million of other income related to non-recurring settlements of delinquent tenant obligations in 2007.

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

Depreciation and amortization increased $26.4 million, or 29%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 109 facilities in 2007, including 30 multi-tenant medical office buildings, and 52 facilities in 2008, including 10 multi-tenant medical office buildings, partially offset by decreased depreciation and amortization related to 19 facilities that we sold to our unconsolidated joint venture with a state pension fund investor in 2007.

General and administrative expenses increased $1.4 million, or 6%, in 2008 as compared to 2007. The increase was primarily due to increased expenses for third party advisors and employee related costs, offset by a decrease in insurance expense.

Medical office building operating expenses increased $18.0 million, or 210%, in 2008 as compared to 2007. The increase was primarily due to operating expenses from 30 multi-tenant medical office buildings acquired in 2007, including 22 medical office buildings acquired through consolidated joint ventures, and 10 multi-tenant medical office buildings acquired in 2008, including nine acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased $1.9 million, or 99%, in 2008 as compared to 2007. The increase was primarily due to the acquisition of 34 facilities in 2007 by our unconsolidated joint venture with a state pension fund investor, including 19 facilities acquired by the joint venture from us, partially offset by the acquisition in 2008 of a 50% interest in PMBRES and a 44.95% interest in PMB SB which both reported losses.

Gain on debt extinguishment represents the gain recognized in connection with the prepayment of $49.7 million of senior notes in 2008.

Gain on sale of facilities to unconsolidated joint venture represents 75% of the total gain related to the sale of facilities by us to our unconsolidated joint venture with a state pension fund investor in 2007. The other 25% of the gain, equating to our ownership share of the joint venture, was deferred and is included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets.

ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income increased $67.4 million in 2008 as compared to 2007. Discontinued operations income of $161.2 million for 2008 was comprised of gains on sale of $155.0 million and rental income of $10.0 million, offset in part by depreciation and amortization of $2.7 million and interest expense of $1.0 million. Discontinued operations income of $93.9 million for 2007 was comprised of gains on sale of $72.1 million, rental income of $36.2 million and interest and other income of $0.6 million, offset in part by depreciation and amortization expense of $10.8 million and interest expense of $4.3 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Other Factors That Affect Our Business

Leases and Mortgage Loans

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings, as of December 31, 2009, we had leases on 18 facilities expiring in 2010. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $38 million during 2010.

Acquisitions

We may make acquisitions during 2010, although we cannot predict the quantity or timing of any such acquisitions as we continue to be confronted with uncertainty surrounding the future of the capital markets and general economic conditions. If we make additional investments in facilities, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset revenue increases and could reduce revenues.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during 2009 increased $3.3 million, or 1%, as compared to 2008. This was primarily due to revenue increases from our owned facilities and mortgage and other loans as a result of acquisitions, rent increases and funding of mortgage and other loans during 2008 and 2009 and increased intangible assets in 2008, offset in part by the payment of certain amounts included in the caption “Accounts payable and accrued liabilities” during 2009 and increased intangible lease liabilities related to our multi-tenant medical office buildings in 2008. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

During 2009, we funded $34.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2009, we had committed to fund additional expansions, construction and capital improvements of $111.3 million. Additionally, at December 31, 2009, we had committed to fund additional amounts under existing loan agreements of $14.0 million, including our commitments under the PMB LLC line of credit, PMB Pomona LLC loan and Brookdale revolving loan facility described below. During 2009, we also funded $0.5 million in capital and tenant improvements at certain multi-tenant medical office buildings.

On August 21, 2009, we acquired the noncontrolling interests held by The Broe Companies (“Broe”) in two consolidated joint ventures we had with them for $4.3 million, including a cash payment of $3.9 million, reducing the cost basis of the noncontrolling interests to zero at December 31, 2009. The purchase price exceeded the cost basis of the noncontrolling interests at the time of acquisition by $1.4 million which was recorded through capital in excess of par value. The cost basis of the noncontrolling interests in these joint ventures was $3.4 million at December 31, 2008. As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings previously owned by the joint ventures.

During 2009, prior to our acquisition of Broe’s interests, the two Broe medical office building joint ventures funded $1.9 million in capital and tenant improvements at certain facilities. During 2009, we funded $1.4 million in capital and tenant improvements at certain facilities through our medical office building joint venture with McShane Medical Office Properties, Inc.

In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. During 2008, NHP/PMB L.P. (“NHP/PMB”), a limited partnership that we formed in February 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC, acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly

(not through NHP/PMB). Pursuant to the Contribution Agreement, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings. If all closing conditions are met with respect to any of the remaining medical office buildings, causing us to be obligated to purchase the same, we could choose to not complete such purchase by paying liquidated damages equal to 5% of such property’s total value. During 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied.

On June 1, 2009, we entered into an amendment to the Contribution Agreement that provides NHP/PMB with a right of first offer with respect to four of the six properties that were eliminated from the Contribution Agreement, as well as the two remaining development properties (if they are not acquired by NHP/PMB under the Contribution Agreement). In addition, as a result of the elimination of the six properties described above, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million (the “Current Premium Adjustment”), of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (46,077 shares valued at $29.00 per share). The portion of the Current Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.2 million in cash and the issuance of 2,551 additional Class A limited partnership units in NHP/PMB (“OP Units”) with an aggregate cost basis of $0.1 million. As a result of the cash and stock paid with respect to the Current Premium Adjustment, we received an additional 6,481 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the two remaining development properties, NHP/PMB will become obligated to pay approximately $4.8 million (the “Future Premium Adjustment”), of which approximately $4.3 million would be payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (valued at the then-market price, but not less than $29.00 per share or greater than $33.00 per share). As of December 31, 2008, we had accrued $7.8 million with respect to the Current Premium Adjustment and the Future Premium Adjustment, and $4.9 million remains accrued at December 31, 2009.

Additionally, we entered into another agreement with NHP/PMB, PMB LLC and PMBRES pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion (increased from $1.0 billion) of multi-tenant medical office buildings developed by PMB LLC through April 2019 (extended from April 2016). The total value of this agreement was increased and the expiration date of this agreement was extended as a result of the termination of the Contribution Agreement described above with respect to six properties after the conditions for us to close on such properties were not satisfied.

On October 5, 2009, we reached an agreement in principle with Pacific Medical Buildings LLC to acquire three medical office buildings, the 55.05% interest that we do not already own in PMB SB, which owns two medical office buildings, and majority ownership interests in two joint ventures that will each own one medical office building, including one of the two remaining development properties under the Contribution Agreement. The acquisitions are subject to customary due diligence and the negotiation and implementation of definitive agreements, as well as the receipt of a variety of third party approvals. We also agreed to modifications to our development agreement with NHP/PMB, PMB LLC and PMBRES.

As of February 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated one of the six properties that were previously eliminated from the Contribution Agreement and acquired such medical office building per the terms of the amendment. As a result of such acquisition, we retired our $47.5 million mortgage loan to a related party. Additionally, we acquired a majority ownership interest in a joint venture which owns one medical office building, amended and restated our development agreement with NHP/PMB, PMB LLC and PMBRES and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB of a medical office building currently in development. In connection with these transactions, NHP/PMB entered into a Third Amendment to the Amended and Restated Agreement of Limited Partnership, which, among other things, authorized NHP/PMB to acquire properties affiliated with Pacific Medical Buildings LLC Pursuant to agreements other than the Contribution Agreement.

During 2009, NHP/PMB funded $0.2 million in capital and tenant improvements at certain facilities.

In 2008, under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During 2009, we funded $3.2 million under the line of credit.

In 2008, we entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion which was amended as of February 1, 2010 to provide for the future acquisition of the medical office building by NHP/PMB. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC, and funded $1.6 million during 2009.

In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc., under which we became a lender with an original commitment of $8.8 million ($2.9 million at December 31, 2009) under their original $230.0 million revolving loan facility ($75.0 million at December 31, 2009), which is scheduled to mature on August 31, 2010 (see Note 4 to our consolidated financial statements). During 2009, we funded $7.5 million which was repaid prior to December 31, 2009.

During 2009, we also funded $3.4 million on other existing mortgage and other loans.

During 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during 2009) was prepaid, and we received payments of $1.5 million on other mortgage and other loans.

During 2009, we sold five skilled nursing facilities and one assisted living facility for net cash proceeds of $43.5 million that resulted in a total gain of $23.9 million which is included on our consolidated income statements in gains on sale of facilities in discontinued operations.

During 2009, we made contributions of $2.1 million and $0.1 million to our unconsolidated joint venture with a state pension fund investor and PMBRES, respectively. During 2009, we received distributions of $2.3 million and $0.3 million from our unconsolidated joint venture with a state pension fund investor and PMB SB, respectively.

Financing Activities

At December 31, 2009 and December 31, 2008, we had $700.0 million available under our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at December 31, 2009) or applicable LIBOR plus 0.70% (0.95% at December 31, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The credit facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

Our credit facility requires us to maintain, among other things, the financial covenants detailed below:

Covenant	Requirement	Actual
	(Dollar amounts in thousands)

Minimum net asset value	$820,000	$3,071,146
Maximum total indebtedness to capitalization value	60%	33%
Minimum fixed charge coverage ratio	1.75	3.15
Maximum secured indebtedness ratio	30%	11%
Maximum unencumbered asset value ratio	60%	30%

•	Minimum net asset value — generally calculated by applying stated capitalization rates to EBITDA (earnings before interest, taxes, depreciation and amortization) by asset type to determine capitalization value and subtracting total indebtedness from the capitalization value.

•	Maximum total indebtedness to capitalization value — comparison of total indebtedness to capitalization value (see above).

•	Minimum fixed charge coverage ratio — comparison of EBITDA (see above) to fixed charges which include interest expense, deferred finance cost amortization, debt principal payments and preferred dividends.

•	Maximum secured indebtedness ratio — comparison of total secured indebtedness to capitalization value (see above).

•	Maximum unencumbered asset value ratio — comparison of total unsecured indebtedness to unencumbered asset capitalization value, generally calculated by applying stated capitalization rates to EBITDA (see above) from unencumbered assets by asset type.

Our credit facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters. As of December 31, 2009, we were in compliance with all of the above covenants, and we expect to remain in compliance throughout 2010. We estimate that, as of December 31, 2009, we could have borrowed up to $2.3 billion of additional debt, and incurred additional annual interest expense of up to $90.0 million, and remained in compliance with our existing debt covenants.

During 2009, we repaid at maturity $32.0 million of senior notes with a weighted average interest rate of 7.76%, and $2.6 million of senior notes with an interest rate of 6.90% and final maturity in 2037 were put to us for payment. Also during 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment, net. The payments were funded by cash on hand.

We anticipate repaying senior notes at or prior to maturity with a combination of proceeds from borrowings on our credit facility and cash on hand. Borrowings on our credit facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at December 31, 2009 were Baa2 from Moody’s Investors Service, BBB- from Standard & Poor’s Ratings Services and BBB from Fitch Ratings.

During 2009, prior to our acquisition of Broe’s interests in two consolidated joint ventures we had with them, an additional $6.9 million was funded on existing loans secured by a portion of the Broe medical office building joint venture portfolios, and one of the joint ventures exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012.

During 2009, we prepaid $2.7 million of fixed rate secured debt with an interest rate of 8.75%, and we made payments of $7.9 million on other notes and bonds payable.

During 2009, prior to our acquisition of Broe’s interests, cash distributions of $0.5 million were made to the noncontrolling interests in the two Broe medical office building joint ventures. During 2009, cash distributions of $0.1 million, $0.3 million and $0.9 million were made to the noncontrolling interests in the medical office building joint venture we have with McShane, the medical office building joint venture consolidated by NHP/PMB and the noncontrolling interests in five partnerships that we consolidate, respectively. Also during 2009, cash distributions of $3.1 million were made to NHP/PMB OP unitholders.

We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. During 2009, we issued and sold approximately 9,537,000 shares of common stock at a weighted average price of $30.34 per share, resulting in net proceeds of approximately $286.3 million after sales agent fees. At December 31, 2009, approximately 463,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. From January 1, 2010 to February 16, 2010, we issued and sold approximately 635,000 shares at a weighted average price of $35.03 per share. We entered into new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. Prior to November 27, 2009, the plan also allowed investors to acquire shares of our common stock for cash, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2009 was 2%. During 2009, we issued approximately 1,083,000 shares of common stock at an average price of $28.27 per share, resulting in net proceeds of approximately $30.6 million. At December 31, 2009, we had approximately 495,000 shares of common stock available for issuance under our dividend reinvestment and stock purchase plan.

We paid $5.3 million, or $7.75 per preferred share, in dividends to our 7.75% Series B Convertible preferred stockholders during 2009. On January 18, 2010, we redeemed all outstanding shares of our 7.75% Series B Cumulative Convertible Preferred Stock. We paid $187.8 million, or $1.76 per common share, in dividends to our common stockholders during 2009. We expect that this common stock dividend policy will continue, but it is subject to regular review by our board of directors. Common stock dividends are paid at the discretion of our board of directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On February 9, 2010, our board of directors declared a quarterly cash dividend of $0.44 per share of common stock. This dividend will be paid on March 5, 2010 to stockholders of record on February 19, 2010.

At December 31, 2009, we had a shelf registration statement on file with the Securities and Exchange Commission (“SEC”) under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. On January 15, 2010, we filed a new shelf registration statement with the SEC under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our existing shelf registration statement was set to expire in May 2010.

Assuming certain conditions are met under our Contribution Agreement with Pacific Medical Buildings LLC and certain of its affiliates and/or we close on the transactions contemplated by our agreement in principle with Pacific Medical Buildings LLC, we would expect to finance the acquisitions of the buildings subject to the Contribution Agreement with a combination of assumed debt, the issuance of OP Units, contributions from our joint venture partners, cash on hand and borrowings under our credit facility.

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

We invest in various short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. These investments may include (either directly or indirectly) obligations of the U.S. government or its agencies, obligations (including certificates of deposit) of banks, commercial paper, money market funds and other highly rated short-term securities. We monitor our investments on a daily basis and do not believe our cash and cash equivalents are exposed to any material risk of loss. However, given the recent market volatility, there can be no assurances that future losses of principal will not occur.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there are continued concerns about the uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of rising unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $700 million available under our credit facility at December 31, 2009, and we have no current reason to believe that we will be unable to access the facility in the future. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our credit facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.

At December 31, 2009, we had approximately $101.8 million of indebtedness that matures in 2010. On February 9, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date; however, there are no such senior notes that we may be required to repay in 2010 or 2011. If these recent market conditions continue or do not fully abate, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the recent market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

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

Contractual Obligations and Cash Requirements

As of December 31, 2009, our contractual obligations are as follows:

	2010	2011 -2012	2013 -2014	Thereafter	Total
	(In thousands)

Contractual Obligations:
Long-term debt	$107,962	$505,558	$336,115	$473,454	$1,423,089

Interest expense	$84,645	$117,850	$61,629	$200,983	$465,107

Ground leases	$1,211	$2,469	$2,571	$77,994	$84,245

Operating leases	$556	$643	$—	$—	$1,199

Commitments:
Capital expenditures	$41,111	$69,714	$—	$472	$111,297

The long-term debt amount shown above includes our senior notes and our notes and bonds payable. On February 9, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010.

Interest expense shown above is estimated assuming the interest rates in effect at December 31, 2009 remain constant for the $108.4 million of floating rate notes and bonds payable. Maturities of our senior notes range from 2011 to 2038 (although certain notes may be put back to us at their face amount at the option of the holder at earlier dates) and maturities of our notes and bonds payable range from 2010 to 2037.

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

•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent, interest or loan principal amounts by our tenants;

•	our reliance on two tenants for a significant percentage of our revenues;

•	occupancy levels at certain facilities;

•	our level of indebtedness;

•	changes in the ratings of our debt securities;

•	maintaining compliance with our debt covenants;

•	access to the capital markets and the cost and availability of capital;

•	the effect of proposed healthcare reform legislation or government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;

•	the ability of our tenants to pay contractual rent and/or interest escalations in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	our ability to retain key personnel;

•	potential liability under environmental laws;

•	the possibility that we could be required to repurchase some of our senior notes;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust; and

•	the risk factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, including any subsequent quarterly reports on Form 10-Q.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

We utilize debt financing primarily for the purpose of making additional investments in healthcare facilities. Historically, we have made short-term borrowings on our credit facility to fund our acquisitions until market conditions were appropriate, based on management’s judgment, to issue stock or fixed rate debt to provide long-term financing.

At our option, borrowings under our credit facility bear interest at the prime rate (3.25% at December 31, 2009) or applicable LIBOR plus 0.70% (0.95% at December 31, 2009). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. At December 31, 2009 and December 31, 2008, we did not have any borrowings under our credit facility. Additionally, a portion of our secured debt has variable rates.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at December 31, 2009 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $1.1 million.

The table below details the principal amounts and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates as of December 31, 2009. Certain of the mortgage loans receivable and certain items in the various categories of debt require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing rates we would expect to pay for debt of a similar type and remaining maturity.

	Maturity Date
							Total Book
	2010	2011	2012	2013	2014	Thereafter	Value	Fair Value
	(Dollars in thousands)

Assets
Mortgage loans receivable(1)	$73,758	$28,329	$—	$16,352	$—	$39,675	$177,452	$176,254
Average interest rate	9.22%	10.25%	—	9.00%	—	10.14%	9.61%
Liabilities
Debt
Fixed rate	$69,423	$343,870	$108,361	$309,137	$22,277	$461,589	$1,314,657	$1,359,481
Average interest rate	5.92%	6.52%	7.97%	6.21%	5.96%	6.07%	6.37%
Variable rate	$32,371	$34,600	$15,991	$—	$—	$25,470	$108,432	$108,431
Average interest rate	2.13%	4.75%	4.64%	—	—	1.45%	3.18%
Unsecured senior credit facility	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—

(1)	Total book value of mortgage loans excludes deferred gains and discounts of $19.3 million.

Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nationwide Health Properties, Inc.

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Irvine, California
February 17, 2010

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share information)

ASSETS
Investments in real estate
Land	$318,457	$320,394
Buildings and improvements	3,088,183	3,079,819

	3,406,640	3,400,213
Less accumulated depreciation	(585,294)	(490,112)

	2,821,346	2,910,101
Mortgage loans receivable, net	110,613	112,399
Mortgage loan receivable from related party	47,500	47,500
Investment in unconsolidated joint ventures	51,924	54,299

	3,031,383	3,124,299
Cash and cash equivalents	382,278	82,250
Receivables, net	6,605	6,066
Asset held for sale	—	4,542
Intangible assets	93,657	109,434
Other assets	133,152	131,534

	$3,647,075	$3,458,125

LIABILITIES AND EQUITY
Unsecured senior credit facility	$—	$—
Senior notes	991,633	1,056,233
Notes and bonds payable	431,456	435,199
Accounts payable and accrued liabilities	132,915	144,566

Total liabilities	1,556,004	1,635,998
Redeemable OP unitholder interests	57,335	56,778
Commitments and contingencies
Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.750% Series B Convertible, 513,644 and 749,184 shares issued and outstanding at December 31, 2009 and 2008, respectively, stated at liquidation preference of $100 per share	51,364	74,918
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 114,320,786 and 102,279,940 as of December 31, 2009 and 2008, respectively	11,432	10,228
Capital in excess of par value	2,128,843	1,786,193
Cumulative net income	1,705,279	1,556,889
Accumulated other comprehensive (loss) income	(823)	1,846
Cumulative dividends	(1,862,996)	(1,669,407)

Total NHP stockholders’ equity	2,033,099	1,760,667
Noncontrolling interests	637	4,682

Total equity	2,033,736	1,765,349

	$3,647,075	$3,458,125

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue:
Triple-net lease rent	$295,757	$283,052	$265,895
Medical office building operating rent	68,319	60,287	16,061

	364,076	343,339	281,956
Interest and other income	26,436	24,980	21,266

	390,512	368,319	303,222

Expenses:
Interest and amortization of deferred financing costs	93,630	101,045	97,639
Depreciation and amortization	124,264	116,375	89,986
General and administrative	27,353	26,051	24,636
Acquisition costs	830	—	—
Medical office building operating expenses	28,906	26,631	8,596

	274,983	270,102	220,857

Operating income	115,529	98,217	82,365
Income from unconsolidated joint ventures	5,101	3,903	1,958
Gain on debt extinguishment, net	4,564	4,641	—
Gain on sale of facilities to unconsolidated joint venture, net	—	—	46,045

Income from continuing operations	125,194	106,761	130,368
Discontinued operations:
Gain on sale of facilities, net	23,908	154,995	72,069
(Loss) income from discontinued operations	(44)	6,251	21,809

	23,864	161,246	93,878

Net income	149,058	268,007	224,246
Net (income) loss attributable to noncontrolling interests	(668)	131	212

Net income attributable to NHP	148,390	268,138	224,458
Preferred stock dividends	(5,350)	(7,637)	(13,434)

Net income attributable to NHP common stockholders	$143,040	$260,501	$211,024

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.11	$1.01	$1.28
Discontinued operations attributable to NHP common stockholders	0.23	1.66	1.04

Net income attributable to NHP common stockholders	$1.34	$2.67	$2.32

Basic weighted average shares outstanding	106,329	97,246	90,625

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.09	$1.00	$1.28
Discontinued operations attributable to NHP common stockholders	0.22	1.63	1.03

Net income attributable to NHP common stockholders	$1.31	$2.63	$2.31

Diluted weighted average shares outstanding	108,547	98,763	90,987

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	NHP Stockholders’ Equity
							Accumulated
							Other
					Capital in		Comprehensive
	Preferred Stock		Common stock		Excess of	Cumulative	(Loss)	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par Value	Net Income	Income	Dividends	Interests	Equity
	(In thousands)

Balances at December 31, 2006	1,965	$196,499	86,238	$8,624	$1,298,703	$1,064,293	$1,231	$(1,325,541)	$1,265	$1,245,074
Comprehensive income:
Net income	—	—	—	—	—	224,458	—	—	(212)	224,246
Gain on Treasury lock agreements	—	—	—	—	—	—	1,557	—	—	1,557
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(279)	—	—	(279)
Defined benefit pension plan net actuarial gain	—	—	—	—	—	—	52	—	—	52

Comprehensive income										225,576
Redemption of preferred stock	(901)	(90,049)	—	—	—	—	—	—	—	(90,049)
Conversion of preferred stock	—	(5)	—	5	—	—	—	—	—	—
Issuance of common stock, net	—	—	8,568	852	261,813	—	—	—	—	262,665
Amortization of stock-based compensation	—	—	—	—	4,733	—	—	—	—	4,733
Preferred dividends	—	—	—	—	—	—	—	(13,434)	—	(13,434)
Common dividends	—	—	—	—	—	—	—	(150,819)	—	(150,819)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	5,210	5,210
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(97)	(97)

Balances at December 31, 2007	1,064	106,445	94,806	9,481	1,565,249	1,288,751	2,561	(1,489,794)	6,166	1,488,859
Comprehensive income:
Net income	—	—	—	—	—	268,138	—	—	(131)	268,007
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(511)	—	—	(511)
Defined benefit pension plan net actuarial gain	—	—	—	—	—	—	(204)	—	—	(204)

Comprehensive income										267,292
Conversion of preferred stock	(315)	(31,527)	1,406	140	31,387	—	—	—	—	—
Issuance of common stock, net	—	—	6,068	607	183,757	—	—	—	—	184,364
Amortization of stock-based compensation	—	—	—	—	5,800	—	—	—	—	5,800
Preferred dividends	—	—	—	—	—	—	—	(7,637)	—	(7,637)
Common dividends	—	—	—	—	—	—	—	(171,976)	—	(171,976)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	620	620
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,973)	(1,973)

Balances at December 31, 2008	749	74,918	102,280	10,228	1,786,193	1,556,889	1,846	(1,669,407)	4,682	1,765,349
Comprehensive income:
Net income	—	—	—	—	—	148,390	—	—	668	149,058
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(610)	—	—	(610)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(2,051)	—	—	(2,051)
Defined benefit pension plan net actuarial loss	—	—	—	—	—	—	(8)	—	—	(8)

Comprehensive income										146,389
Conversion of preferred stock	(235)	(23,554)	1,061	106	23,448	—	—	—	—	—
Issuance of common stock, net	—	—	10,980	1,098	323,124	—	—	—	—	324,222
Amortization of stock-based compensation	—	—	—	—	7,007	—	—	—	—	7,007
Preferred dividends	—	—	—	—	—	—	—	(5,350)	—	(5,350)
Common dividends	—	—	—	—	—	—	—	(188,239)	—	(188,239)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(9,523)	—	—	—	—	(9,523)
Purchase of noncontrolling interests	—	—	—	—	(1,406)	—	—	—	(2,831)	(4,237)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,882)	(1,882)

Balances at December 31, 2009	514	$51,364	114,321	$11,432	$2,128,843	$1,705,279	$(823)	$(1,862,996)	$637	$2,033,736

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
		(In thousands)

Cash flows from operating activities:
Net income	$149,058	$268,007	$224,246
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	125,129	119,107	100,794
Stock-based compensation	7,007	5,800	4,733
Gain on sale of facilities, net	(23,908)	(154,995)	(118,114)
Gain on debt extinguishment, net	(4,564)	(4,641)	—
Amortization of deferred financing costs	2,515	2,662	2,523
Mortgage and other loan premium amortization	49	145	391
Straight-line rent	(6,355)	(10,263)	(2,886)
Equity in earnings from unconsolidated joint ventures	(974)	37	(440)
Distributions of income from unconsolidated joint ventures	987	236	440
Changes in operating assets and liabilities:
Receivables	(445)	(2,258)	3,761
Intangible and other assets	4,081	(5,872)	(2,943)
Accounts payable and accrued liabilities	(5,435)	25,873	8,381

Net cash provided by operating activities	247,145	243,838	220,886

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(38,796)	(325,216)	(670,522)
Proceeds from sale of real estate facilities	43,533	288,639	314,066
Investment in mortgage and other loans receivable	(15,738)	(91,357)	(48,083)
Principal payments on mortgage and other loans receivable	12,691	18,781	36,480
Purchase of noncontrolling interests	(3,937)	—	—
Contributions to unconsolidated joint ventures	(2,244)	(6,678)	(34,023)
Distributions from unconsolidated joint ventures	2,591	4,743	26,718

Net cash used in investing activities	(1,900)	(111,088)	(375,364)

Cash flows from financing activities:
Borrowings under unsecured senior credit facility	—	169,000	1,009,000
Repayment of borrowings under unsecured senior credit facility	—	(210,000)	(1,107,000)
Issuance of senior notes	—	—	297,323
Repayments of senior notes	(60,036)	(105,626)	(21,000)
Settlement of cash flow hedges	—	—	1,610
Issuance of notes and bonds payable	6,862	36,461	911
Principal payments on notes and bonds payable	(10,605)	(18,522)	(34,542)
Issuance of common stock, net	316,729	183,819	261,756
Repurchase of preferred stock	—	—	(90,049)
Contributions from noncontrolling interests	—	620	5,210
Contributions from redeemable OP unitholders	—	58,435	—
Distributions to noncontrolling interests	(1,777)	(1,973)	(97)
Distributions to redeemable OP unitholders	(3,102)	(1,506)	—
Dividends paid	(193,149)	(179,133)	(163,482)
Payment of deferred financing costs	(139)	(1,482)	(450)

Net cash provided by (used in) financing activities	54,783	(69,907)	159,190

Increase in cash and cash equivalents	300,028	62,843	4,712
Cash and cash equivalents, beginning of year	82,250	19,407	14,695

Cash and cash equivalents, end of year	$382,278	$82,250	$19,407

Supplemental schedule of cash flow information:
Non-cash investing activity — foreclosure of facility securing mortgage loan receivable	$—	$2,945	$7,664

Non-cash financing activities:
Adjust redeemable OP unitholder interests to current redemption value	$9,523	$—	$—

Conversion of redeemable OP units to common stock	$6,077	$—	$—

Conversion of preferred stock to common stock	$23,554	$31,527	$5

Interest paid	$92,038	$98,028	$96,234

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

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

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the twelve months ended December 31, 2009, approximately 93% of our revenues were derived from leases, with the remaining 7% from mortgage loans, other financing activities and other miscellaneous income.

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

As of December 31, 2009, we had investments in 576 healthcare facilities and one land parcel located in 43 states, consisting of:

Consolidated facilities:

•	251 assisted and independent living facilities;

•	167 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture (see Note 5); and

•	60 multi-tenant medical office buildings, 15 of which are operated by consolidated joint ventures (see Note 5).

Unconsolidated facilities:

•	19 assisted and independent living facilities;

•	14 skilled nursing facilities;

•	2 medical office buildings; and

•	1 continuing care retirement community.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Mortgage loans secured by:

•	16 skilled nursing facilities;

•	9 assisted and independent living facilities;

•	1 medical office building; and

•	1 land parcel.

As of December 31, 2009, our directly owned facilities, other than our multi-tenant medical office buildings, were operated by 83 different healthcare providers, including the following publicly traded companies:

Number of
Facilities
Operated

• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HEALTHSOUTH Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4

Two of our triple-net lease tenants each accounted for more than 10% of our revenues at December 31, 2009, as follows:

• Brookdale Senior Living, Inc.	15.2%
• Hearthstone Senior Services, L.P.	10.8%

2.	Summary of Significant Accounting Policies

Basis of Presentation

Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”), which require the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest to be removed from income from continuing operations and reported as discontinued operations for all periods presented.

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

We have evaluated events subsequent to December 31, 2009 through February 17, 2010, the date we filed this Form 10-K with the Securities and Exchange Commission, for their impact on our consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Principles of Consolidation

The consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries and the accounts of our joint ventures that are controlled through voting rights or other means. We apply the provisions of ASC 810 for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Rental income from operating leases is recognized in accordance with the provisions of ASC Topic 840, Leases, and ASC Topic 605, Revenue Recognition. Our leases generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

We recorded $6.4 million of revenues in excess of cash received during 2009, $10.3 million of revenues in excess of cash received during 2008 and $2.9 million of revenues in excess of cash received during 2007. We had straight-line rent receivables recorded under the caption “Other assets” on our consolidated balance sheets of $27.5 million at December 31, 2009 and $21.2 million at December 31, 2008, net of reserves of $108.3 million and $90.7 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

Gain on Sale of Facilities

We recognize sales of facilities only upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the requirements of gain recognition on sale of real estate under the provisions of ASC 360 are met, including: the collectability of the sales price is reasonably assured; we have received adequate initial investment from the buyer; we are not obligated to perform significant activities after the sale to earn the gain; and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy these requirements. Gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. We had $15.3 million of such deferred gains at December 31, 2009 and December 31, 2008. All other gains are included in discontinued operations.

Asset Impairment

We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC 360. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. The evaluation of the undiscounted cash flows from the expected use of the property is highly subjective and is based in part on various factors and assumptions, including, but not limited to, historical operating results, available market information and known trends and market/economic conditions that may affect the property, as well as, estimates of future operating income, occupancy, rental rates, leasing demand and competition. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs.

We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in an unconsolidated joint venture may exceed the fair value. If it is determined that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary and is below its carrying value, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The above analyses require us to determine whether there are indicators of impairment for individual assets or investments in unconsolidated joint ventures, to estimate the most likely stream of cash flows from operating assets and to determine the fair value of assets that are impaired or held for sale. If our assumptions, projections or estimates regarding an asset change in the future, we may have to record an impairment charge to reduce or further reduce the net book value of such individual asset or investment in unconsolidated joint venture.

No impairment charges were recorded during 2009, 2008 or 2007.

Collectability of Receivables

We evaluate the collectability of our rent, mortgage loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $12.7 million at December 31, 2009 and $5.4 million at December 31, 2008.

Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), which require stock-based compensation awards to be valued at the fair value on the date of grant and amortized as an expense over the vesting period and require any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income reflects stock-based compensation expense of $7.0 million in 2009, $5.8 million in 2008 and $4.7 million in 2007.

Land, Buildings and Improvements and Depreciation and Useful Lives of Assets

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $108.9 million in 2009, $103.9 million in 2008 and $85.0 million in 2007.

We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Certain transaction costs that have historically been capitalized as acquisition costs are expensed for business combinations completed on or after January 1, 2009, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels. No business combinations were completed during 2009. We incurred $0.8 million of acquisition costs during 2009.

The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property were vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90% of the total property value. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our consolidated balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets.

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

Derivative instruments are recorded on our consolidated balance sheet as assets or liabilities based on each instrument’s fair value. Changes in the fair value of derivative instruments are recognized currently in earnings, unless the derivative instrument meets the criteria for hedge accounting contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”). If the derivative instruments meet the criteria for a cash flow hedge, the gains and losses recognized upon changes in the fair value of the derivative instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.

For investments in entities reported under the equity method of accounting, we record our pro rata share of the entity’s derivative instruments’ fair value, other comprehensive income or loss and gains and losses determined in accordance with ASC 323 and ASC 815 as applicable.

Segment Reporting

We report our consolidated financial statements in accordance with the provisions of ASC Topic 280, Segment Reporting. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 21).

Redeemable Limited Partnership Unitholder Interests

NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in February 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of ASC 810, as our wholly owned subsidiary is the general partner and exercises control. As of December 31, 2009 and December 31, 2008, third party investors owned 1,629,752 and 1,829,562 Class A limited partnership units in NHP/PMB (“OP Units”), respectively, which represented 53.9% and 60.7% of the total units outstanding at December 31, 2009 and December 31, 2008, respectively. After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. Since we are obligated to register the shares, the redeemable OP unitholder interests are classified outside of permanent equity on our consolidated balance sheets. During 2009, 202,361 OP Units were exchanged for 202,361 shares of our common stock. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. At December 31, 2009, the fair value of the OP Units exceeded the cost by $9.5 million, and the adjustment was recorded through capital in excess of par value. The value of the redeemable OP unitholder interests was $57.3 million and $56.8 million at December 31, 2009 and December 31, 2008, respectively.

Noncontrolling Interests

NHP/PMB has a 50% interest in one multi-tenant medical office building through a joint venture which is consolidated by NHP/PMB. The cost basis of the noncontrolling interest for this joint venture was $1.4 million and $0.5 million at December 31, 2009 and December 31, 2008, respectively.

On August 21, 2009, we acquired the noncontrolling interests held by The Broe Companies (“Broe”) in two consolidated joint ventures we had with them for $4.3 million (see Note 5), reducing the cost basis of the noncontrolling interests to zero at December 31, 2009. The purchase price exceeded the cost basis of the noncontrolling interests at the time of acquisition by $1.4 million which was recorded through capital in excess of par value. The cost basis of the noncontrolling interests in these joint ventures was $3.4 million at December 31, 2008.

We have a consolidated joint venture with McShane Medical Office Properties, Inc. (“McShane”) that invests in multi-tenant medical office buildings (see Note 5). The cost basis of the noncontrolling interest for this joint venture was $0.7 million and $0.8 million at December 31, 2009 and December 31, 2008, respectively.

We also have five partnerships in which we have equity interests, ranging from 51% to 81%, in three assisted and independent living facilities, one skilled nursing facility and one specialty hospital. We consolidate the partnerships in our consolidated financial statements. The noncontrolling interests in these partnerships had a negative cost basis totaling $1.5 million at December 31, 2009.

Fair Value

We apply the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to our financial assets and liabilities measured at fair value on a recurring basis and to our nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Fair value measurements at December 31, 2009 are as follow:

	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets	$4,534	$4,534	$—	$—
Financial liabilities	(4,534)	(4,534)	—	—
Redeemable OP unitholder interests	57,335	—	57,335	—

	$57,335	$—	$57,335	$—

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

The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of these instruments. The fair value of mortgage and other loans receivable are based upon discounting future cash flows utilizing rates based on management estimates and rates currently prevailing for comparable loans. The fair value of long-term debt is estimated based on discounting future cash flows utilizing current rates offered to us for debt of a similar type and remaining maturity.

The table below details the fair values and book values for mortgage and other loans receivable and the components of long-term debt at December 31, 2009. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	Book Value	Fair Value
	(In thousands)

Mortgage loans receivable	$177,452	$176,254
Other loans receivable	$72,755	$64,209
Unsecured senior credit facility	$—	$—
Senior notes	$991,633	$1,043,547
Notes and bonds payable	$431,456	$424,365

Earnings per Share (EPS)

Basic EPS is computed by dividing income from continuing operations available to common stockholders by the weighted average common shares outstanding. Income from continuing operations available to common stockholders is calculated by deducting amounts attributable to noncontrolling interests, amounts attributable to participating securities and dividends declared on preferred stock from income from continuing operations.

On January 1, 2009, we adopted certain provisions of ASC Topic 260, Earnings per Share, which require that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends outstanding during a reporting period. These participating securities share in undistributed earnings with common shareholders for purposes of calculating basic earnings per share. Upon adoption, the presentation of all prior period EPS data was adjusted retrospectively with no material impact.

Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, 7.75% Series B Convertible Preferred Stock and/or limited partnership units in NHP/PMB. The dilutive effect of stock options and other share-settled compensation plans that do not contain rights to nonforfeitable dividends is calculated using the treasury stock

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 is effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 is not expected to have a material impact on our results of operations or financial position.

3.	Real Estate Properties

At December 31, 2009, we had direct ownership of:

•	251 assisted and independent living facilities;

•	167 skilled nursing facilities;

•	10 continuing care retirement communities;

•	7 specialty hospitals;

•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture (see Note 5); and

•	60 multi-tenant medical office buildings, 15 of which are operated by consolidated joint ventures (see Note 5).

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of December 31, 2009, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of December 31, 2009, leases covering 456 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $71.3 million.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of December 31, 2009, leases covering 340 facilities contained provisions for property tax impounds, and leases covering 207 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.

The following table lists our owned real estate properties as of December 31, 2009:

				Total Real		Notes and
	Number of		Buildings and	Estate	Accumulated	Bonds
Type	Facilities	Land	Improvements	Investment	Depreciation	Payable
	(Dollar amounts in thousands)

Assisted and independent living facilities	251	$159,668	$1,584,001	$1,743,669	$274,932	$186,366
Skilled nursing facilities	167	82,219	815,788	898,007	230,856	14,379
Continuing care retirement communities	10	8,612	116,196	124,808	29,219	—
Specialty hospitals	7	6,114	70,084	76,198	17,235	—
Medical office buildings — triple-net	19	24,426	96,061	120,487	5,968	29,872
Medical office buildings — multi-tenant	60	37,418	406,053	443,471	27,084	200,839

Total	514	$318,457	$3,088,183	$3,406,640	$585,294	$431,456

Future minimum rentals on non-cancelable leases, including medical office building leases, as of December 31, 2009 are as follows:

Year	Rentals
(In thousands)

2010	$339,446
2011	322,349
2012	304,447
2013	277,387
2014	257,287
Thereafter	1,511,794

On August 21, 2009, we acquired the remaining outside interests in the two consolidated joint ventures we had with Broe for $4.3 million (see Note 5). As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings located in nine states previously owned by the joint ventures.

During 2009, we funded $34.4 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At December 31, 2009, we had committed to fund additional expansions, construction and capital improvements of $111.3 million.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

During 2009, we sold five skilled nursing facilities, none of which had been previously transferred to assets held for sale, for a gross purchase price of $23.3 million that resulted in a total gain of $9.5 million which is included in gain on sale of facilities in discontinued operations.

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

No impairment charges were recorded on our real estate properties during 2009, 2008 or 2007.

4.	Mortgage Loans Receivable

At December 31, 2009, we held 14 mortgage loans receivable secured by 16 skilled nursing facilities, nine assisted and independent living facilities, one medical office building and one land parcel. In addition, we held one mortgage loan receivable secured by the skilled nursing portion of a continuing care retirement community that for facility count purposes is accounted for in the real estate properties above as a continuing care retirement community and therefore is not counted as a separate facility here.

At December 31, 2009, the mortgage loans receivable had an aggregate principal balance of $177.5 million and are reflected in our consolidated balance sheets net of aggregate deferred gains and discounts totaling $19.3 million, with individual outstanding balances ranging from $0.6 million to $47.5 million and maturities

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

ranging from 2010 to 2024. The principal balances of mortgage loans receivable as of December 31, 2009 mature as follows:

Year	Maturities
(In thousands)

2010	$88,261
2011	33,550
2012	606
2013	17,166
2014	668
Thereafter	37,201

177,452
Less: deferred gains and discounts	(19,339)

158,113
Less: mortgage loan receivable from related party	(47,500)

$110,613

The following table lists our mortgage loans receivable at December 31, 2009:

					Original
			Final	Estimated	Face	Carrying
	Number of	Interest	Maturity	Balloon	Amount of	Amount of
Location of Facilities	Facilities	Rate	Date	Payment(1)	Mortgages	Mortgages
	(Dollar amounts in thousands)

Skilled Nursing Facilities:
California	4	13.00%	12/10	$18,786	$18,786	$8,885
Florida	1	11.37%	05/17	4,996	5,409	5,334
Florida	1	9.75%	12/18	5,358	5,630	5,483
Illinois	1	9.00%	01/24	—	9,500	7,301
Indiana	1	10.20%	06/13	6,750	6,750	6,750
Kansas	2	11.58%	01/13	1,148	1,148	595
Louisiana	1	10.89%	04/15	2,453	3,850	3,153
Michigan	4	12.61%	06/10	6,646	6,671	6,647
Pennsylvania	1	10.82%	06/17	9,903	9,903	9,903

Subtotals	16			56,040	67,647	54,051

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

					Original
			Final	Estimated	Face	Carrying
	Number of	Interest	Maturity	Balloon	Amount of	Amount of
Location of Facilities	Facilities	Rate	Date	Payment(1)	Mortgages	Mortgages
	(Dollar amounts in thousands)

Assisted and Independent Living Facilities:
Delaware	1	10.25%	06/11	5,280	5,280	4,533
Florida	1	9.00%	11/10	6,220	6,220	4,415
Louisiana	1	10.25%	06/11	7,260	7,260	6,232
Massachusetts	1	9.52%	06/23	8,500	8,500	8,500
Ohio	1	10.25%	06/11	6,270	6,270	5,382
Tennessee	1	9.00%	11/10	3,252	3,252	2,308
Tennessee	1	10.25%	06/11	5,280	5,280	4,533
Virginia	1	9.00%	11/10	4,665	4,665	3,311
Virginia	1	10.25%	06/11	8,910	8,910	7,649

Subtotals	9			55,637	55,637	46,863

Continuing Care Retirement Community:
Florida	—	7.94%	11/13	8,739	9,200	9,007

Subtotals	—			8,739	9,200	9,007

Medical Office Building:
California	1	7.75%	08/10	47,500	47,500	47,500

Subtotals	1			47,500	47,500	47,500

Land Parcel:
Texas	—	9.00%	09/10	692	692	692

Subtotals	—			692	692	692

Total	26			$168,608	$180,676	$158,113

(1)	Certain mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity and others require monthly interest only payments until maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over the life of the loan, in which case the balloon payments reflected are an estimate. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred.

In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc. (“Brookdale”), under which we became a lender with an initial commitment of $8.8 million under their $230.0 million revolving loan facility, which is scheduled to mature on August 31, 2010 (“Brookdale Credit Facility”). On June 1, 2009, the Brookdale Credit Facility was amended to, among other things, eliminate the requirement for certain mandatory prepayments and reduce the total revolving loan facility to $75.0 million, thus reducing our commitment to $2.9 million.

At Brookdale’s option, borrowings generally bear interest at either applicable LIBOR (subject to a stated minimum rate) plus 7.0% or the greater of (i) the prime rate or (ii) the Federal Funds rate plus 0.5%, plus a margin of 7.0%. Pursuant to the terms of the agreement, Brookdale is required to pay certain fees. The revolving loan facility

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

is secured by, among other things, certain real property and related personal property owned by Brookdale and equity interests in certain of Brookdale’s subsidiaries. During 2009, we funded $7.5 million which was subsequently repaid. At December 31, 2009, there was no balance outstanding.

During 2009, we also funded an additional $2.5 million on existing mortgage loans.

During 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during 2009) was prepaid.

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

The following table summarizes the changes in mortgage loans receivable, net during 2009 and 2008:

	2009	2008
	(In thousands)

Balance at January 1	$159,899	$121,694
New mortgage loans	7,461	54,250
Additional fundings on existing mortgage loans	2,521	780
Amortization of premium	(58)	(111)
Collection of principal	(11,710)	(13,769)
Acquisition of title to facilities previously securing mortgage loans	—	(2,945)

Balance at December 31	$158,113	$159,899

As of February 1, 2010, we acquired as intended the medical office building which served as collateral for our $47.5 million mortgage loan to a related party (see Notes 23 and 25).

5.	Medical Office Building Joint Ventures

NHP/Broe, LLC and NHP/Broe II, LLC

In December 2005 and February 2007, we entered into two joint ventures with Broe called NHP/Broe, LLC (“Broe I”) and NHP/Broe II, LLC (“Broe II”), respectively, to invest in multi-tenant medical office buildings. On August 21, 2009, we acquired the noncontrolling interests in these joint ventures held by Broe for $4.3 million. As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings located in

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

nine states previously owned by Broe I and Broe II. Activity subsequent to August 21, 2009 related to these facilities is included in our consolidated activity for wholly owned real estate properties (see Note 3).

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

During 2008, Broe I and Broe II funded $1.7 million and $0.2 million, respectively, in capital and tenant improvements at certain facilities.

During 2008, the Broe II joint venture placed $35.8 million of secured debt on a portion of its portfolio.

During 2008, the Broe I joint venture sold one multi-tenant medical office building for $0.4 million. The sale resulted in a gain of $0.1 million which is included in gain on sale of facilities in discontinued operations.

During 2008, operating cash distributions from Broe I of $1.0 million were made to us, and operating cash distributions from Broe II of $3.7 million and $0.2 million were made to us and to Broe, respectively. No operating cash distributions from Broe I were made to Broe during 2008.

All intercompany balances with Broe I and Broe II have been eliminated for purposes of our consolidated financial statements.

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

Cash distributions from McShane/NHP are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture. During 2009, operating cash distributions from McShane/NHP of $0.9 million and $0.1 million were made to us and to McShane, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

At December 31, 2009, McShane/NHP owned seven multi-tenant medical office buildings located in one state.

During 2009, McShane/NHP funded $1.4 million in capital and tenant improvements at certain facilities.

During 2008, McShane/NHP acquired the final multi-tenant medical office building of a seven building portfolio. The purchase price for the final building totaled $2.0 million, of which $1.8 million was allocated to real estate with the remaining $0.2 million allocated to other assets and liabilities. The other six multi-tenant medical office buildings were acquired in December 2007 for a purchase price of $46.5 million, of which $42.6 million was allocated to real estate with the remaining $3.9 million allocated to other assets and liabilities. The total portfolio acquisition was originally financed with a bridge loan from us of $31.2 million and capital contributions of $16.0 million and $0.8 million from us and McShane, respectively.

During 2008, McShane/NHP funded $0.2 million in capital and tenant improvements at certain facilities.

During 2008, operating cash distributions from McShane/NHP of $0.9 million and $48,000 were made to us and to McShane, respectively.

All intercompany balances with McShane/NHP have been eliminated for purposes of our consolidated financial statements.

NHP/PMB L.P.

In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. Under the Contribution Agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). Pursuant to the Contribution Agreement, certain conditions must be met in order for us to be obligated to purchase the remaining medical office buildings. If all closing conditions are met with respect to any of the remaining medical office buildings, causing us to be obligated to purchase the same, we could choose to not complete such purchase by paying liquidated damages equal to 5% of such property’s total value. During 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied.

On June 1, 2009, we entered into an amendment to the Contribution Agreement that provides NHP/PMB with a right of first offer with respect to four of the six properties that were eliminated from the Contribution Agreement, as well as the two remaining development properties (if they are not acquired by NHP/PMB under the Contribution Agreement). In addition, as a result of the elimination of the six properties described above, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million (the “Current Premium Adjustment”), of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (46,077 shares valued at $29.00 per share). The portion of the Current Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.2 million in cash and the issuance of 2,551 additional OP Units with an aggregate cost basis of $0.1 million. As a result of the cash and stock paid with respect to the Current Premium Adjustment, we received an additional 6,481 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the two remaining development properties, NHP/PMB will become obligated to pay approximately $4.8 million (the “Future Premium Adjustment”), of which approximately $4.3 million would be payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (valued at the then-market price, but not less than $29.00 per share or greater than $33.00 per share). As of December 31, 2008, we had accrued $7.8 million with respect to the Current Premium Adjustment and the Future Premium Adjustment, and $4.9 million remains accrued at December 31, 2009.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Under the terms of the Contribution Agreement, a portion of the consideration for the multi-tenant medical office buildings is to be paid in the form of OP Units. After a one-year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. During 2009, 202,361 OP Units were converted into 202,361 shares of our common stock. At December 31, 2009, 1,627,201 of the remaining OP Units had been outstanding for one year or longer and were exchangeable for cash of $57.2 million. During 2009 and 2008, cash distributions from NHP/PMB of $3.1 million and $1.5 million, respectively, were made to OP unitholders.

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

On October 5, 2009, we reached an agreement in principle with Pacific Medical Buildings LLC to acquire three medical office buildings, the 55.05% interest that we do not already own in PMB SB 399-401 East Highland LLC (“PMB SB”), which owns two medical office buildings (see Note 6), and majority ownership interests in two joint ventures that will each own one medical office building, including one of the two remaining development properties under the Contribution Agreement. The acquisitions are subject to customary due diligence and the negotiation and implementation of definitive agreements, as well as the receipt of a variety of third party approvals. We also agreed to modifications to our development agreement with NHP/PMB, PMB LLC and PMBRES.

As of February 1, 2010 (see Note 25), we entered into an amendment to the Contribution Agreement which reinstated one of the six properties that were previously eliminated from the Contribution Agreement and acquired such medical office building per the terms of the amendment. As a result of such acquisition, we retired our $47.5 million mortgage loan to a related party to which such acquired medical office building had served as collateral (see Note 23). Additionally, we acquired a majority ownership interest in a joint venture which owns one medical office building, amended and restated our development agreement with NHP/PMB, PMB LLC and PMBRES and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB of a medical office building currently in development. In connection with these transactions, NHP/PMB entered into a Third Amendment to the Amended and Restated Agreement of Limited Partnership, which, among other things, authorized NHP/PMB to acquire properties affiliated with Pacific Medical Buildings LLC pursuant to agreements other than the Contribution Agreement.

During 2009, NHP/PMB funded $0.2 million in capital and tenant improvements at certain facilities.

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

At December 31, 2009, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.

During 2009, the joint venture retired three loans totaling $8.8 million with a weighted average rate of 6.37%, secured by six facilities, for $7.5 million, resulting in a net gain of $1.3 million which is reflected as gain on debt extinguishment, net on the joint venture’s income statements. In connection with the debt retirement, we made contributions of $1.9 million to the joint venture.

During 2008, the joint venture placed $10.0 million of mortgage financing on one assisted and independent living facility resulting in cash distributions of $7.5 million and $2.5 million to our joint venture partner and us, respectively.

During 2008, the joint venture entered into an interest rate swap contract that is designated as hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at December 31, 2009 and 2008 was $8.2 million and $14.4 million, respectively, which is included in accrued liabilities on the joint venture’s balance sheet.

During 2008, the joint venture exercised a purchase option of $21.8 million on one assisted and independent living facility and one skilled nursing facility which it previously had leasehold interests in. In connection with the purchase option exercise, the joint venture assumed $19.5 million of mortgage financing.

During 2009 and 2008, we made additional contributions of $0.2 million and $1.9 million, respectively, to the joint venture. Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. During 2009 and 2008, we received additional distributions of $2.3 million and $2.2 million, respectively, from the joint venture. In addition to our share of the income, we receive a monthly management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During 2009, we earned management fees of $4.1 million, and our share of the net income was $1.0 million. During 2008, we earned management fees of $3.9 million, and our share of the net income was $0.2 million. During 2007, we earned management fees of $1.5 million, and our share of the net income was $0.4 million.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The unaudited condensed balance sheet and income statement for the joint venture below present its financial position as of December 31, 2009 and 2008 and its results of operations for the years ended December 31, 2009, 2008 and 2007.

BALANCE SHEET

	2009	2008
	(In thousands)

ASSETS
Real estate properties:
Land	$38,892	$38,892
Building and improvements	532,470	525,214

	571,362	564,106
Less accumulated depreciation	(42,878)	(24,138)

	528,484	539,968
Cash and cash equivalents	3,689	3,216
Other assets	6,823	6,009

	$538,996	$549,193

LIABILITIES AND EQUITY
Notes and bonds payable	$334,066	$343,842
Accounts payable and accrued liabilities	13,524	19,623
Equity	191,406	185,728

	$538,996	$549,193

INCOME STATEMENT

	2009	2008	2007
	(In thousands)

Revenues:
Rental income	$46,502	$45,541	$16,560
Interest and other income	135	101	110

	46,637	45,642	16,670

Expenses:
Interest and amortization of deferred financing costs	20,665	19,939	6,379
Depreciation and amortization	18,740	18,359	6,811
General and administrative	4,667	6,345	1,719

	44,072	44,643	14,909

Gain on debt extinguishment, net	1,327	—	—

Net income	3,892	999	1,761

Net income attributable to noncontrolling interests	(13)	—	—

Net income available to joint venture members	$3,879	$999	$1,761

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

PMB Real Estate Services LLC

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1.0 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to six times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). PMBRES provides property management services for 26 multi-tenant medical office buildings that we own or have an ownership interest in. During 2009 and 2008, we made contributions of $0.1 million and $0.2 million, respectively, to PMBRES. During 2009 and 2008, our share of the net loss was $13,000 and $0.3 million, respectively.

PMB SB 399-401 East Highland LLC

In August 2008, we acquired from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC, a 44.95% interest in an entity that owns two multi-tenant medical office buildings for $3.5 million. During 2009 and 2008, we received distributions of $0.3 million and $0.2 million, respectively, from PMB SB. During 2009 our share of the net income was $17,000, and during 2008, our share of the net loss was $14,000.

On October 5, 2009, we reached an agreement in principle with Pacific Medical Buildings LLC (see Note 5) to, among other things, acquire the 55.05% interest that we do not already own in PMB SB.

7.	Assets Held for Sale

During 2008, we transferred 24 assisted and independent living facilities and one skilled nursing facility to assets held for sale.

On April 2, 2008, 23 of the 24 assisted and independent living facilities were sold to Emeritus Corporation (“Emeritus”), the tenant of the facilities, for a gross purchase price of $305.0 million. In connection with the sale, we retired $55.8 million of secured debt and provided Emeritus with a loan in the amount of $30.0 million (included in the caption “Other assets” on our consolidated balance sheets) at a rate of 7.25% per annum for a term of not more than four years. The sale resulted in a gain of $135.0 million which is included in gain on sale of facilities in discontinued operations.

The skilled nursing facility was sold in July 2008 for net cash proceeds of $4.9 million. The sale resulted in a gain of $2.3 million which is included in gain on sale of facilities in discontinued operations.

At December 31, 2008, one assisted living facility was classified as an asset held for sale. This facility was sold during 2009 for a gross purchase price of $19.0 million, resulting in a gain on sale of $14.4 million which is included in gain on sale of facilities in discontinued operations.

8.	Intangible Assets

Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At December 31, 2009 and 2008, the gross balance of intangible assets was $130.0 million and $130.1 million, respectively. At December 31, 2009 and 2008, the accumulated amortization of intangible assets was $36.3 million and $20.7 million, respectively. Intangible liabilities include below market tenant and ground lease intangible liabilities. At December 31, 2009 and 2008, we had $18.3 million and $23.9 million, respectively, of gross intangible liabilities recorded under the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. At December 31, 2009 and 2008, the accumulated amortization of intangible liabilities was $3.9 million and $2.1 million, respectively. As of

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

December 31, 2009, the weighted average amortization period of intangible assets and liabilities was approximately 23.4 years and 33.5 years, respectively.

For the years ended December 31, 2009, 2008 and 2007, medical office building operating rent includes $0.6 million, $0.1 million and $0.1 million from the amortization of above/below market lease intangibles, respectively. For the years ended December 31, 2009, 2008 and 2007, expenses include $14.7 million, $11.9 million and $4.8 million from the amortization of other intangible assets and liabilities, respectively.

The future estimated aggregate amortization related to intangible assets and liabilities is as follows:

	Intangible	Intangible	Net Intangible
Year	Assets	Liabilities	Amortization
	(In thousands)

2010	$12,440	$1,521	$10,919
2011	10,013	1,194	8,819
2012	8,511	1,066	7,445
2013	6,904	980	5,924
2014	6,233	897	5,336
Thereafter	49,556	8,720	40,836

	$93,657	$14,378	$79,279

9.	Other Assets

At December 31, 2009 and 2008, other assets consisted of:

	2009	2008
	(In thousands)

Other receivables, net of reserves of $4.2 million and $5.0 million at December 31, 2009 and 2008, respectively	$68,535	$64,998
Straight-line rent receivables, net of reserves of $108.3 million and $90.7 million at December 31, 2009 and 2008, respectively	27,450	21,224
Deferred financing costs	11,366	15,377
Capitalized lease and loan origination costs	2,418	2,631
Investments and restricted funds	9,545	13,257
Prepaid ground leases	10,051	10,241
Other	3,787	3,806

	$133,152	$131,534

Included in other receivables at both December 31, 2009 and 2008, are two unsecured loans to Emeritus in the amount of $21.4 million and $30.0 million due in March 2012 and April 2012, respectively.

Investments are recorded at fair value using quoted market prices.

10.	Debt

Unsecured Senior Credit Facility

At December 31, 2009 and 2008, we had no balance outstanding on our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at December 31, 2009) or applicable LIBOR plus 0.70% (0.95% at December 31, 2009). On March 12, 2009, our

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The credit facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

Our credit facility requires us to maintain, among other things, the financial covenants detailed below. As of December 31, 2009, we were in compliance with all of these covenants:

Covenant	Requirement	Actual
	(Dollar amounts in thousands)

Minimum net asset value	$820,000	$3,071,146
Maximum total indebtedness to capitalization value	60%	33%
Minimum fixed charge coverage ratio	1.75	3.15
Maximum secured indebtedness ratio	30%	11%
Maximum unencumbered asset value ratio	60%	30%

Our credit facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters.

Senior Notes

During 2009, we repaid at maturity $32.0 million of senior notes with a weighted average interest rate of 7.76%, and $2.6 million of senior notes with an interest rate of 6.90% and final maturity in 2037 were put to us for payment.

During 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment, net.

During 2008, we repaid $60.5 million of senior notes with a weighted average rate of 7.17% at maturity and prepaid $49.7 million of senior notes with a weighted average rate of 7.15%. The prepayments resulted in a net gain totaling $4.6 million which is reflected as gain on debt extinguishment, net on our statements of operations.

The aggregate principal amount of notes outstanding at December 31, 2009 was $1.0 billion. At December 31, 2009, the weighted average interest rate on the notes was 6.47% and the weighted average maturity was 5.0 years. The principal balances of the notes as of December 31, 2009 mature as follows:

Year	Maturities
	(In thousands)

2010	$—
2011	339,040
2012	72,950
2013	269,850
2014	—
Thereafter	309,793	(1)

	$991,633

(1)	There are $52.4 million of notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1st of any of the following years: 2012, 2017, or 2027. There are $23.0 million of notes

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

due in 2038 which may be put back to us at their face amount at the option of the holder on July 7th of any of the following years: 2013, 2018, 2023, or 2028.

Notes and Bonds Payable

During 2009, prior to our acquisition of Broe’s interests in two consolidated joint ventures we had with them (see Note 5), an additional $6.9 million was funded on existing loans secured by a portion of the Broe I and Broe II portfolios, and Broe I exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012.

During 2009, we prepaid $2.7 million of fixed rate secured debt with an interest rate of 8.75%.

During 2008, we assumed mortgages as part of various acquisitions totaling $120.8 million, and Broe II placed $35.8 million of secured debt on a portion of its portfolio (see Note 5). In connection with the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, we prepaid $55.8 million of fixed rate secured debt that bore interest at a weighted average rate of 7.04% (see Note 7).

The aggregate principal amount of notes and bonds payable at December 31, 2009 was $431.5 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 1.04% to 8.63% and are secured by real estate properties with an aggregate net book value as of December 31, 2009 of $658.8 million. At December 31, 2009, the weighted average interest rate on the notes and bonds payable was 5.34% and the weighted average maturity was 6.9 years.

The principal balances of the notes and bonds payable as of December 31, 2009 mature as follows:

Year	Maturities
(In thousands)

2010	$107,961
2011	45,212
2012	48,357
2013	40,551
2014	25,714
Thereafter	163,661

$431,456

On February 9, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010 (see Note 25).

11.	Preferred Stock

During 2004, we issued 1,064,500 shares of 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $100 per share. Dividends on the Series B Preferred Stock are cumulative from the date of original issue and are payable quarterly in arrears, commencing September 30, 2004.

There were 513,644 and 749,184 shares of Series B Preferred Stock outstanding at December 31, 2009 and 2008, respectively. Each share of Series B Preferred Stock was initially convertible into 4.3975 shares of our

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

common stock at the option of the holder (equivalent to a conversion price of $22.74 per share). The Series B Preferred Stock was convertible upon the occurrence of any of the following events:

•	Our common stock reaching a price equal to 125% of the conversion price (initially $28.43 per share, $27.69 at December 31, 2009) for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•	The price per share of the Series B Preferred Stock falls below 98% of the product of the Conversion Rate and the average closing sale prices of our common stock for five consecutive trading days;

•	The credit ratings from Moody’s Investors Service or Standard & Poor’s Ratings Services fall more than two levels below the initial ratings of Ba1 and BB+, respectively;

•	We are a party to a consolidation, merger, binding share exchange or sale of all or substantially all of our assets where our common stock would be converted into cash, securities or other property, or if a fundamental change occurs, as defined, a holder may convert the holder’s shares of Series B Preferred Stock into common stock or the cash, securities or other property that the holder would have received if the holder had converted the holders’ Series B Preferred Stock prior to the transaction or fundamental change; or

•	The Series B Preferred Stock is called for redemption by us.

During 2008, the Series B Preferred Stock was convertible from January 1, 2008 to December 31, 2008, and during that time, approximately 315,000 shares were converted into approximately 1,406,000 shares of common stock at a weighted average conversion price of $22.43 per share (equivalent to 4.4589 shares of common stock per share of Series B Preferred Stock). During 2009, the Series B Preferred Stock was convertible from October 1, 2009 to December 31, 2009, and during that time, approximately 235,000 shares were converted into approximately 1,061,000 shares of common stock at a weighted average conversion price of $22.20 per share (equivalent to 4.5054 shares of common stock per share of Series B Preferred Stock).

On January 18, 2010, we redeemed all outstanding shares of our Series B Preferred Stock at a redemption price per share of $103.875 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash (see Note 25). As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding at a redemption price of $104.2625 per share. At December 31, 2009, if all of the Series B Preferred Stock were to have converted, it would have resulted in the issuance of approximately 2,319,000 common shares.

12.	Common Stock

We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. During 2009, we issued and sold approximately 9,537,000 shares of common stock at a weighted average price of $30.34 per share, resulting in net proceeds of approximately $286.3 million after sales agent fees. During 2008, we sold 4,955,000 shares of common stock at a weighted average price of $32.24 per share, resulting in net proceeds of $158.1 million after sales agent fees. From January 1, 2010 to February 16, 2010, we issued and sold approximately 635,000 shares at a weighted average price of $35.03 per share (see Note 25). We entered into new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time (see Note 25).

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. Prior to November 27, 2009, the plan also allowed investors to acquire shares of our common stock for cash, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2009 and 2008 was 2%. During 2009, we issued approximately 1,083,000 shares of common stock, at an average price of $28.27 per share, resulting in net proceeds of approximately $30.6 million. During 2008, we issued approximately 789,000 shares of common stock, at an average price of $28.43 per share, resulting in net proceeds of approximately $22.4 million.

During 2009 and 2008, approximately 235,000 and 315,000 shares, respectively, of Series B Preferred Stock were converted into approximately 1,061,000 and 1,406,000 shares, respectively, of common stock (see Note 11). On January 18, 2010, we redeemed all outstanding shares of Series B Preferred Stock, and as a result, 512,727 shares of Series B Preferred Stock were converted into approximately 2,315,000 shares of common stock during the period from January 1, 2010 to January 14, 2010 (see Notes 11 and 25).

During 2009, 202,316 OP Units issued by NHP/PMB were exchanged for 202,361 shares of common stock (see Note 5).

13.	Stock Incentive Plan

Under the terms of a stock incentive plan (the “Plan”), we reserved for issuance 3,000,000 shares of common stock. At December 31, 2009, approximately 1,218,000 shares of common stock remained available for issuance under the Plan. Under the Plan, as amended, we may issue stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and dividend equivalents.

Summaries of the status of stock options granted to officers, restricted stock and restricted stock units granted to directors and restricted stock, restricted stock units, performance shares and stock appreciation rights granted to employees at December 31, 2009, 2008 and 2007 and changes during the years then ended are as follow:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(Dollar amounts in thousands except per share amounts)

Officer Stock Options:
Outstanding at beginning of year	387,972	$17.82	569,749	$18.80	592,427	$18.86
Granted	242,900	25.40	—	—	—	—
Exercised	(101,347)	17.25	(181,777)	20.91	(22,678)	20.51
Forfeited	(4,400)	25.40	—	—	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year	525,125	21.37	387,972	17.82	569,749	18.80

Exercisable at end of year	286,625	18.02	387,972	17.82	569,749	18.80

Intrinsic value of options outstanding	$7,251

Intrinsic value of options exercisable	$4,918

Intrinsic value of options exercised	$1,438		$2,472		$274

Director Restricted Stock and Restricted Stock Units:
Outstanding at beginning of year	42,000	$29.63	49,000	$25.39	47,000	$22.11
Awarded	27,000	27.60	21,000	33.28	21,000	33.63
Vested	(21,000)	29.56	(28,000)	24.96	(19,000)	21.88
Forfeited	—	—	—	—	—	—

Outstanding at end of year	48,000	$28.52	42,000	$29.63	49,000	$25.39

Fair value of shares vested	$545		$699		$416

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
	(Dollar amounts in thousands except per share amounts)

Employee Restricted Stock:
Outstanding at beginning of year	52,037	$30.59	64,610	$23.43	97,675	$22.38
Awarded	8,650	22.00	34,917	34.36	6,282	32.46
Vested	(27,734)	27.61	(42,996)	23.37	(39,347)	22.26
Forfeited	(775)	30.44	(4,494)	26.00	—	—

Outstanding at end of year	32,178	$30.85	52,037	$30.59	64,610	$23.43

Fair value of shares vested	$744		$1,005		$876

Employee Restricted Stock Units:
Outstanding at beginning of year	313,007	$28.48	288,542	$28.49	406,182	$28.60
Awarded	8,650	22.00	20,357	36.60	66,075	32.54
Dividend equivalents	55,377	26.96	51,167	29.47	39,797	30.47
Vested	(40,114)	26.90	(37,577)	33.13	(223,512)	30.24
Forfeited	(2,305)	30.64	(9,482)	33.05	—	—

Outstanding at end of year	334,615	$28.24	313,007	$28.48	288,542	$28.49

Fair value of units vested	$1,079		$1,121		$6,403

Employee Performance Shares:
Outstanding at beginning of year	228,002	$24.27	78,300	$30.95	—	$—
Awarded	127,300	24.62	175,002	21.28	78,300	30.95
Forfeited	(8,100)	23.15	(25,300)	24.26	—	—

Outstanding at end of year	347,202	$24.42	228,002	$24.27	78,300	$30.95

Employee Stock Appreciation Rights:
Outstanding at beginning of year	538,034	$6.92	268,000	$7.44	—	$—
Awarded	—	—	329,434	6.54	268,000	7.44
Vested(1)	(7,999)	6.39	(9,033)	7.47	—	—
Forfeited	(8,101)	6.45	(50,367)	6.85	—	—

Outstanding at end of year	521,934	$6.96	538,034	$6.92	268,000	$7.44

(1)	Some SARs were vested and settled in 2009 and 2008. At the time of settlement, the market price of the stock was below the exercise price of the SAR.

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third, are exercisable at the market price of our common stock on the date of grant and have a 10 year life. The fair value per share of the options granted during the year ended December 31, 2009 was $4.30 and was estimated on the date of grant using a Black-Scholes option valuation model using the following assumptions: risk-free rate of rate of return of 2.42%, expected life of 6 years, expected volatility of 36.9% and expected dividends yield of 7.15%. The risk free rate of return was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility for a period equal to the expected life.

We received $1.3 million, $3.2 million and $0.5 million for stock option exercises in 2009, 2008 and 2007, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

Options Outstanding
				Weighted	Options Exercisable
			Weighted	Average		Weighted
			Average	Remaining		Average
Exercise Prices		Number	Exercise	Contractual	Number	Exercise
Low	High	of Shares	Price	Life	of Shares	Price

$14.20	$16.23	116,299	$14.58	2.1 years	116,299	$14.58
$18.48	$20.00	76,476	$19.25	2.3 years	76,476	$19.25
$21.29	$25.40	332,350	$24.24	7.6 years	93,850	$21.29

The director restricted stock and restricted stock unit awards are made to non-employee directors and granted at no cost. The awards historically vested at the third anniversary of the award date or upon the date they vacate their position. However, beginning in 2006, they vest in increments of one third per year for three years and will not fully vest if they vacate their position.

In 2006 and 2007, certain employees received annual awards of restricted stock or restricted stock units with dividend equivalents that are reinvested. These grants generally vest in increments of one third per year for three years are accompanied by awards of dividend equivalents credited in the form of stock units. In December 2006, certain employees received a three-year grant of restricted stock units related to performance from January 1, 2004 to December 31, 2006. This three-year grant vested one year after the date of grant.

Starting in 2007, performance shares and stock appreciation rights were granted as long-term incentive compensation awards for the officers and certain employees in place of restricted stock or restricted stock units. The performance share grants generally have a three year vesting period. The stock appreciation right grants vest in increments of one third per year for three years and earn dividend equivalents credited in the form of stock units.

In addition, on August 15, 2006, the President and Chief Executive Officer received a grant of approximately 120,968 restricted stock units. This grant vests with respect to 50% of the units on the fifth anniversary of the date of grant and with respect to 10% of the units each year thereafter. On April 23, 2007, the Executive Vice President and Chief Investment Officer received a grant of approximately 30,807 restricted stock units. This grant vests with respect to 50% of the units on January 23, 2014, with the remaining 50% of the units vesting in seven substantially equal annual installments on each subsequent anniversary of such date. On April 23, 2007, the Executive Vice President and Chief Financial and Portfolio Officer received a grant of approximately 30,807 restricted stock units. This grant vests with respect to 50% of the units on July 23, 2012, with respect to an additional 20% of the units on each of January 23, 2013 and January 23, 2014 and with respect to the final 10% of the units on January 23, 2015. The restricted stock units earn dividend equivalents which are reinvested.

Compensation expense related to awards of stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights are measured at fair value on the date of grant and amortized over the relevant service period. The fair value of restricted stock, restricted stock unit and performance share awards is based on the market price of our common stock on the date of grant. The fair value of stock appreciation right awards was estimated on the date of grant using a Black-Scholes option valuation model. Compensation expense related to director restricted stock awards was $0.7 million in 2009, $0.6 million in 2008 and $0.4 million in 2007. Compensation expense related to employee stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights awards was $6.3 million in 2009, $5.2 million in 2008 and $4.3 million in 2007. We expect to expense $10.1 million related to director and employee stock options, restricted stock, and employee restricted stock units, performance shares and stock appreciation rights over the remainder of the respective one to ten year service periods.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. For stock options granted prior to 2009, such dividend equivalents are payable in cash from the time the options are fully vested until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the board of directors. For stock options granted in 2009, such dividend equivalents are payable in cash during the first three years after the date of grant, regardless of whether the stock options have been exercised, but dividend payments cease upon termination of employment. In addition, dividend equivalents are paid on restricted stock and restricted stock units prior to vesting. ASC 718 provides that payments related to the dividend equivalents are treated as dividends. If an employee were to leave before all restricted stock or restricted stock units had vested, any dividend equivalents previously paid on the unvested shares or units would be expensed.

14.	Earnings Per Share (EPS)

Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.

Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B Preferred Stock and/or OP Units. There were no stock options that would not be dilutive for any period presented. The calculation below excludes 7,000, 297,000 and 268,000 stock appreciation rights that would not be dilutive for 2009, 2008 and 2007, respectively. The Series B Preferred Stock is not dilutive for any period presented. The table below details the components of the basic and diluted EPS calculations:

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Numerator:
Income from continuing operations	$125,194	$106,761	$130,368
Net (income) loss attributable to noncontrolling interests	(668)	131	212
Net income attributable to participating securities	(816)	(221)	(251)
Undistributed earnings attributable to participating securities	—	(478)	(602)
Series B preferred stock dividends	(5,350)	(7,637)	(13,434)

Numerator for Basic and Diluted EPS from continuing operations	$118,360	$98,556	$116,293

Income from discontinued operations	$23,864	$161,246	$93,878

Numerator for Basic and Diluted EPS from discontinued operations	$23,864	$161,246	$93,878

Denominator:
Basic weighted average shares outstanding	106,329	97,246	90,625
Effect of dilutive securities:
Stock options	75	100	79
Other share-settled compensation plans	349	335	283
OP Units	1,794	1,082	—

Diluted weighted average shares outstanding	108,547	98,763	90,987

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.11	$1.01	$1.28
Discontinued operations attributable to NHP common stockholders	0.23	1.66	1.04

Net income attributable to NHP common stockholders	$1.34	$2.67	$2.32

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.09	$1.00	$1.28
Discontinued operations attributable to NHP common stockholders	0.22	1.63	1.03

Net income attributable to NHP common stockholders	$1.31	$2.63	$2.31

15.	Transactions with Significant Lessees

As of December 31, 2009, 96 triple-net leased facilities are leased to and operated by subsidiaries of Brookdale. Revenues from Brookdale were $55.0 million, $54.9 million and $54.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, Brookdale accounted for 15.2% of our revenues.

In February 2009, we entered into an agreement with Brookdale under which we became a lender with an initial commitment of $8.8 million ($2.9 million at December 31, 2009) under their original $230.0 million revolving loan facility ($75.0 million at December 31, 2009), which is scheduled to mature on August 31, 2010 (see Note 4). During 2009, we funded $7.5 million which was subsequently repaid. At December 31, 2009, there was no balance outstanding.

As of December 31, 2009, 32 triple-net leased facilities are leased to and operated by Hearthstone. Revenues from Hearthstone were $37.4 million, $37.3 million and $37.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, Hearthstone accounted for 10.8% of our revenues.

16.	Discontinued Operations

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

detail regarding the facilities sold and classified as held for sale during 2009. The following table details the operating results reclassified to discontinued operations for the periods presented:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Rental income	$802	$10,006	$36,179
Interest and other income	19	5	625

	821	10,011	36,804

Interest and amortization of deferred financing costs	—	1,004	4,340
Depreciation and amortization	865	2,732	10,808
General and administrative	—	8	(179)
Medical office building operating expenses	—	16	26

	865	3,760	14,995

(Loss) income from discontinued operations	(44)	6,251	21,809
Gain on sale of facilities, net	23,908	154,995	72,069

Discontinued operations	$23,864	$161,246	$93,878

17.	Derivatives

During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Notes 6 and 18).

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250.0 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 2007 issuance of $300.0 million of notes which mature in 2013. These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $300.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement amounts was expensed and is included in the net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment, net. During 2009, 2008 and 2007, we recorded $0.4 million, $0.3 million and $0.1 million of amortization, respectively. We expect to record $0.3 million of amortization during 2010.

In June 2006, we entered into two $125.0 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350.0 million of notes which mature in 2011. These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $350.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million, which was recorded as other comprehensive

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During 2009, 2008 and 2007, we recorded $0.2 million, $0.3 million and $0.2 million of amortization, respectively. We expect to record $0.3 million of amortization during 2010.

18.	Comprehensive Income

During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of December 31, 2009, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $2.1 million.

We recorded the August and September 2007 Treasury lock agreements on our consolidated balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300.0 million of notes which mature in 2013 as a yield reduction. During 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement amounts was expensed and is included in the net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment, net. During 2009, 2008 and 2007, we recorded $0.4 million, $0.3 million and $0.1 million of amortization, respectively. We expect to record $0.3 million of amortization during 2010.

We recorded the June 2006 Treasury lock agreements on our consolidated balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350.0 million of notes which mature in 2011 as a yield reduction. During 2009, 2008 and 2007, we recorded $0.2 million, $0.3 million and $0.2 million of amortization, respectively. We expect to record $0.3 million of amortization during 2010.

ASC Topic 715, Compensation — Retirement Benefits, requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. During 2009 and 2008, we recognized other comprehensive loss of $8,000 and $0.2 million, respectively, and during 2007, we recognized other comprehensive income of $0.1 million, related to the change in the funded status of our defined benefit pension plan.

The following table sets forth the computation of comprehensive income for the periods presented:

	Year Ended December 31,
	2009	2008	2007

Net income	$149,058	$268,007	$224,246
Other comprehensive income:
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	(2,051)	—	—
Gain on Treasury lock agreements	—	—	1,557
Amortization of gains on Treasury lock agreements	(610)	(511)	(279)
Defined benefit pension plan net actuarial (loss) gain	(8)	(204)	52

Comprehensive income	146,389	267,292	225,576
Comprehensive (income) loss attributable to noncontrolling interests	(668)	131	212

Comprehensive income attributable to NHP	$145,721	$267,423	$225,788

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

19.	Income Taxes

The provisions of ASC Topic 740, Income Taxes, which clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return became effective January 1, 2007. No amounts have been recorded for unrecognized tax benefits or related interest expense and penalties. The taxable periods ending December 31, 2005 through December 31, 2009 remain open to examination by the Internal Revenue Service and the tax authorities of the significant jurisdictions in which we do business.

Hearthstone Acquisition

On June 1, 2006, we acquired the stock of Hearthstone Assisted Living, Inc. (“HAL”), causing HAL to become a qualified REIT subsidiary. As a result of the acquisition, we succeeded to HAL’s tax attributes, including HAL’s tax basis in its net assets. Prior to the acquisition, HAL was a corporation subject to federal and state income taxes. In connection with the acquisition of HAL, NHP acquired approximately $82.5 million of federal net operating losses (“NOLs”) which we can carryforward to future periods and the use of which is subject to annual limitations imposed by IRC Section 382. While we believe that these NOLs are accurate, any adjustments to HAL’s tax returns for periods prior to June 1, 2006 by the Internal Revenue Service could change the amount of the NOLs that we can utilize. We have used a portion of this amount in 2007 and 2008 and anticipate using additional amounts in future years. These NOLs are set to expire between 2017 and 2025. NOLs related to various states were also acquired and are set to expire based on the various laws of the specific states.

In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through December 31, 2009. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.

20.	Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	2009	2008	2007

Ordinary income	$1.60	$0.59	$1.40
Return of capital	0.09	—	—
Capital gain	0.07	1.17	0.24

Total dividends paid	$1.76	$1.76	$1.64

21.	Segment Information

Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). During 2009, 2008 and 2007, the multi-tenant leases segment was comprised exclusively of medical office buildings.

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

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Revenues:
Triple-net leases	$295,757	$283,052	$265,895
Multi-tenant leases	68,319	60,287	16,061
Non-segment	26,436	24,980	21,266

	$390,512	$368,319	$303,222

Net operating income(1):
Triple-net leases	$295,757	$283,052	$265,895
Multi-tenant leases	39,413	33,656	7,465

	$335,170	$316,708	$273,360

	Years Ended December 31,
	2009	2008
	(In thousands)

Assets:
Triple-net leases	$2,440,158	$2,503,849
Multi-tenant leases	572,410	588,660
Non-segment	634,507	365,616

	$3,647,075	$3,458,125

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

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

A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net income	$149,058	$268,007	$224,246
Interest and other income	(26,436)	(24,980)	(21,266)
Interest expense and amortization of deferred financing costs	93,630	101,045	97,639
Depreciation and amortization expense	124,264	116,375	89,986
General and administrative expense	27,353	26,051	24,636
Acquisition costs	830	—	—
Income from unconsolidated joint ventures	(5,101)	(3,903)	(1,958)
Gain on debt extinguishment	(4,564)	(4,641)	—
Gain on sale of facilities to unconsolidated joint venture, net	—	—	(46,045)
Gains on sale of facilities, net	(23,908)	(154,995)	(72,069)
Loss (income) from discontinued operations	44	(6,251)	(21,809)

Net operating income from reportable segments	$335,170	$316,708	$273,360

22.	Commitments and Contingencies

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

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center in Hartford, Connecticut, that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until late 2010.

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

Revolving Loan Facility

In February 2009, we entered into an agreement with one of our triple-net tenants, Brookdale under which we became a lender with an initial commitment of $8.8 million ($2.9 million at December 31, 2009) under their original $230.0 million revolving loan facility ($75.0 million at December 31, 2009), which is scheduled to mature on August 31, 2010 (see Note 4). During 2009, we funded $7.5 million which was subsequently repaid. At December 31, 2009, there was no balance outstanding.

Lines of Credit

Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During 2009, we funded $3.2 million under the line of credit which remained outstanding at December 31, 2009 and is included in the caption “Other assets” on our consolidated balance sheet.

In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC (see Note 23). During 2009, we funded $1.6 million which remained outstanding at December 31, 2009 and is included in the caption “Other assets” on our consolidated balance sheet.

Indemnities

We have entered into indemnification agreements with those partners who contributed appreciated property into NHP/PMB. Under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by NHP/PMB in a taxable transaction within a specified number of years after the property was contributed, we will reimburse the affected partners for the federal and state income taxes associated with the pre-

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

contribution gain that is specially allocated to the affected partner under the Code. We have no current plans to sell any of these properties.

23.	Related Party Transactions

In August 2008, Dr. Jeffrey Rush became a director of NHP. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB, an entity that owns two multi-tenant medical office buildings (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB SB.

In September 2008, we funded a mortgage loan secured by a medical office building in the amount of $47.5 million which was outstanding at December 31, 2009 (see Note 4). Dr. Rush has an ownership interest in another unaffiliated entity that owns the medical office building that is security for this loan. As of February 1, 2010, we acquired as intended the medical office building that served as collateral for this mortgage loan (see Note 25).

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Partners LLC which owns 50% of PMBRES.

We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion which was amended as of February 1, 2010 to provide for the future acquisition of the medical office building by NHP/PMB (see Note 25). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Pomona LLC. In April 2009, we entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC (see Note 22).

During 2009, NHP/PMB became obligated to pay $3.0 million under the Contribution Agreement, of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (see Note 6). Dr. Rush is the Chairman of and owns an interest in Pacific Medical Buildings LLC. In addition, Dr. Rush and certain of his family members own interests, directly and indirectly through partnerships and trusts, in the entities that own the properties currently in development that may be acquired in the future under the Contribution Agreement.

24.	Quarterly Financial Data (Unaudited)

Amounts in the tables below may not add across due to rounding differences, and certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by ASC 360 which require the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest to be removed from income from continuing operations and reported as discontinued operations.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,
	(In thousands except per share amounts)

2009:
Revenues	$97,083	$97,143	$97,656	$98,631
Net income attributable to NHP common stockholders	49,154	33,299	29,692	30,895
Diluted income available to common stockholders per share	0.47	0.31	0.27	0.27
Dividends per share	0.44	0.44	0.44	0.44
2008:
Revenues	$85,105	$92,906	$94,413	$95,894
Income available to common stockholders	35,393	165,951	27,192	31,964
Diluted income available to common stockholders per share	0.37	1.69	0.27	0.31
Dividends per share	0.44	0.44	0.44	0.44

During the three months ended June 30, 2009, we recognized a $4.6 million gain on debt extinguishment. During the three months ended December 31, 2008, we recognized a $4.6 million gain on debt extinguishment.

25.	Subsequent Events

As of February 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated one of the six properties that were previously eliminated from the Contribution Agreement and acquired such medical office building per the terms of the amendment. As a result of such acquisition, we retired our $47.5 million mortgage loan to a related party (see Note 23). Additionally, we acquired a majority ownership interest in a joint venture which owns one medical office building, amended and restated our development agreement with NHP/PMB, PMB LLC and PMBRES (see Note 5) and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB of a medical office building currently in development (see Note 23). In connection with these transactions, NHP/PMB entered into a Third Amendment to the Amended and Restated Agreement of Limited Partnership, which, among other things, authorized NHP/PMB to acquire properties affiliated with Pacific Medical Buildings LLC pursuant to agreements other than the Contribution Agreement. (see Note 5).

On January 18, 2010, we redeemed all outstanding shares of our Series B Preferred Stock at a redemption price per share of $103.875 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash (see Note 11). As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding at a redemption price of $104.2625 per share.

From January 1, 2010 to February 16, 2010, we issued and sold approximately 635,000 shares of common stock at a weighted average price of $35.03 per share through our at-the-market equity offering program (see Note 12).

On January 15, 2010, we filed a new shelf registration statement with the SEC under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our existing shelf registration statement was set to expire in May 2010. We also entered into new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time (see Note 12).

On February 9, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010 (see Note 10).

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Assisted and Independent Living Facilities:
Birmingham	AL	$13,653	$—	$1,050	$—	$1,050	$13,653	$14,703	$(1,644)	2000	2006	35
Decatur	AL	1,824	—	1,484	—	1,484	1,824	3,308	(691)	1987	1996	35
Hanceville	AL	2,447	—	197	—	197	2,447	2,644	(816)	1996	1996	40
Huntsville	AL	7,092	—	260	—	260	7,092	7,352	(972)	1999	2006	35
Mobile	AL	9,124	—	90	—	90	9,124	9,214	(1,180)	2000	2006	35
Muscle Shoals	AL	5,933	—	314	—	314	5,933	6,247	(452)	1999	2007	35
Scottsboro	AL	2,566	—	210	—	210	2,566	2,776	(102)	1998	2008	35
Benton	AR	1,968	—	182	—	182	1,968	2,150	(652)	1990	1998	35
Chandler	AZ	2,753	16	505	—	505	2,769	3,274	(788)	1998	1998	40
Tempe	AZ	16,204	—	1,440	—	1,440	16,204	17,644	(1,905)	1999	2006	35
Tucson	AZ	6,694	—	560	—	560	6,694	7,254	(931)	1999	2006	35
Banning	CA	12,976	975	375	—	375	13,951	14,326	(1,839)	2004	2003	40
Carmichael	CA	7,929	1,194	1,500	—	1,500	9,123	10,623	(4,232)	1984	1995	30
Chula Vista	CA	6,281	493	950	—	950	6,774	7,724	(2,597)	1989	1995	35
Encinitas(3)	CA	5,017	666	1,000	—	1,000	5,683	6,683	(2,356)	1984	1995	35
Mission Viejo(4)	CA	3,544	262	900	—	900	3,806	4,706	(1,520)	1985	1995	35
Novato(3)	CA	3,658	6,917	2,500	—	2,500	10,575	13,075	(2,297)	1978	1995	30
Palm Desert	CA	6,179	4,701	1,400	—	1,400	10,880	12,280	(3,062)	1989	1994	40
Placentia	CA	3,801	985	1,320	—	1,320	4,786	6,106	(1,972)	1982	1995	30
Rancho Cucamonga(3)	CA	4,156	539	610	—	610	4,695	5,305	(1,846)	1987	1995	35
Rancho Mirage	CA	13,391	290	1,630	—	1,630	13,681	15,311	(1,134)	1999	2007	35
San Dimas	CA	3,577	776	1,700	—	1,700	4,353	6,053	(1,814)	1975	1995	30
San Jose	CA	7,252	—	850	—	850	7,252	8,102	(2,130)	1998	1996	40
San Juan Capistrano(3)	CA	3,834	830	1,225	—	1,225	4,664	5,889	(1,712)	1985	1995	35
San Juan Capistrano	CA	6,344	620	700	—	700	6,964	7,664	(2,645)	1985	1995	35
Santa Maria	CA	2,649	118	1,500	—	1,500	2,767	4,267	(1,304)	1967	1995	30
Vista	CA	3,701	904	350	—	350	4,605	4,955	(1,829)	1980	1996	30
Westminster	CA	4,883	—	2,350	—	2,350	4,883	7,233	(712)	2001	2005	40
Aurora	CO	7,923	66	919	—	919	7,989	8,908	(3,717)	1983	1995	30
Boulder	CO	4,811	14	833	—	833	4,825	5,658	(1,687)	1985	1995	40

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Denver(5)	CO	28,682	—	2,350	—	2,350	28,682	31,032	(6,161)	1987	2002	35
Branford	CT	6,709	2,645	2,000	—	2,000	9,354	11,354	(1,565)	1999	2005	35
Madison	CT	16,032	1,400	4,000	—	4,000	17,432	21,432	(2,835)	2002	2004	40
Coral Springs	FL	6,985	427	915	—	915	7,412	8,327	(850)	1999	2006	35
Fort Myers(6)	FL	5,206	33	415	—	415	5,239	5,654	(787)	1996	2005	35
Fort Walton	FL	6,372	—	694	—	694	6,372	7,066	(485)	2000	2007	35
Hollywood	FL	9,887	—	1,994	—	1,994	9,887	11,881	(879)	1972	2007	30
Jacksonville	FL	2,770	20	226	—	226	2,790	3,016	(852)	1997	1997	40
Jacksonville(6)	FL	2,473	47	256	—	256	2,520	2,776	(376)	1997	2005	35
Leesburg(6)	FL	3,239	—	301	—	301	3,239	3,540	(462)	1999	2005	35
Ormond Beach(6)	FL	1,649	51	480	—	480	1,700	2,180	(246)	1997	2005	35
Palm Coast	FL	2,580	38	406	—	406	2,618	3,024	(782)	1997	1997	40
Pensacola	FL	5,667	1,238	408	—	408	6,905	7,313	(1,543)	1999	1998	40
Rotunda West	FL	2,628	28	123	—	123	2,656	2,779	(794)	1997	1997	40
Tallahassee	FL	9,218	45	696	—	696	9,263	9,959	(2,380)	1999	1998	40
Tallahassee	FL	1,679	2,072	450	—	450	3,751	4,201	(264)	1999	2006	35
Tamarac	FL	6,921	450	967	—	967	7,371	8,338	(817)	2000	2006	35
Tampa	FL	12,343	—	2,360	—	2,360	12,343	14,703	(1,357)	2001	2006	40
Tavares	FL	2,466	6	156	—	156	2,472	2,628	(782)	1997	1997	40
Titusville	FL	4,706	—	1,742	—	1,742	4,706	6,448	(1,277)	1987	2000	35
Augusta	GA	3,820	—	568	—	568	3,820	4,388	(340)	1997	2007	30
Jonesboro	GA	8,776	—	1,320	—	1,320	8,776	10,096	(1,144)	2000	2006	35
Marietta	GA	6,002	—	1,350	—	1,350	6,002	7,352	(860)	2000	2006	35
Carmel	IN	3,861	84	805	—	805	3,945	4,750	(2,024)	1998	1997	5
Floyds Knobs	IN	8,945	—	740	—	740	8,945	9,685	(292)	2009	2008	40
Greensburg	IN	1,249	1	120	—	120	1,250	1,370	(169)	1999	2007	35
Indianapolis	IN	4,267	—	750	—	750	4,267	5,017	(607)	1998	2006	35
Michigan City(6)	IN	4,069	—	245	—	245	4,069	4,314	(582)	1998	2005	35
Michigan City(6)	IN	3,331	—	370	—	370	3,331	3,701	(474)	1999	2005	35
Monticello	IN	2,697	—	270	—	270	2,697	2,967	(269)	1999	2007	35
Derby(6)	KS	1,463	57	269	—	269	1,520	1,789	(223)	1994	2005	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Lawrence	KS	3,822	—	932	—	932	3,822	4,754	(1,115)	1995	1998	40
Salina	KS	1,921	—	200	—	200	1,921	2,121	(612)	1996	1997	40
Salina	KS	2,887	—	329	—	329	2,887	3,216	(1,744)	1989	1998	3
Topeka	KS	2,955	87	424	—	424	3,042	3,466	(1,718)	1986	1998	3
Wellington(6)	KS	1,006	56	11	—	11	1,062	1,073	(160)	1994	2005	35
Kingston(7)	MA	12,780	5,123	1,000	—	1,000	17,903	18,903	(2,543)	1996	2006	35
Hagerstown	MD	4,664	435	533	—	533	5,099	5,632	(1,253)	1999	1998	40
Brownstown Township(8)	MI	20,513	—	660	—	660	20,513	21,173	(2,346)	2000	2006	35
Davidson(6)	MI	1,754	26	154	—	154	1,780	1,934	(267)	1997	2005	35
Delta(6)	MI	4,812	10	181	—	181	4,822	5,003	(730)	1998	2005	35
Delta(6)	MI	1,743	16	155	—	155	1,759	1,914	(264)	1998	2005	35
Farmington Hills(6)	MI	1,863	86	84	—	84	1,949	2,033	(293)	1994	2005	35
Farmington Hills	MI	2,014	—	95	—	95	2,014	2,109	(304)	1994	2005	35
Grand Blanc(6)	MI	4,135	70	375	—	375	4,205	4,580	(630)	1998	2005	35
Grand Blanc(6)	MI	4,048	68	375	—	375	4,116	4,491	(616)	1998	2005	35
Haslett(6)	MI	4,231	35	847	—	847	4,266	5,113	(628)	1998	2005	35
Kentwood	MI	12,255	—	880	—	880	12,255	13,135	(1,349)	2001	2006	40
Troy(6)	MI	7,582	68	697	—	697	7,650	8,347	(1,147)	1998	2005	35
Troy(6)	MI	7,986	90	1,046	—	1,046	8,076	9,122	(1,203)	1998	2005	35
Utica(6)	MI	5,102	33	245	—	245	5,135	5,380	(775)	1995	2005	35
Austin	MN	8,893	—	400	—	400	8,893	9,293	(889)	2002	2006	35
Blue Earth	MN	6,339	—	500	—	500	6,339	6,839	(664)	1999	2006	35
Fairbault(6)	MN	1,328	29	121	—	121	1,357	1,478	(203)	1997	2005	35
Mankato(6)	MN	1,064	25	90	—	90	1,089	1,179	(163)	1996	2005	35
Owatonna(6)	MN	1,762	—	60	—	60	1,762	1,822	(262)	1996	2005	35
Owatonna(6)	MN	2,239	—	70	—	70	2,239	2,309	(321)	1999	2005	35
Sauk Rapids(6)	MN	748	49	67	—	67	797	864	(118)	1997	2005	35
St. Louis	MN	10,423	—	900	—	900	10,423	11,323	(1,077)	2003	2006	35
Wilmar(6)	MN	1,977	43	57	—	57	2,020	2,077	(305)	1997	2005	35
Winona(6)	MN	1,436	36	65	—	65	1,472	1,537	(222)	1997	2005	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Butler	MO	200	—	103	—	103	200	303	(18)	1995	2007	30
Lamar	MO	899	—	113	—	113	899	1,012	(80)	1996	2007	30
Nevada	MO	—	83	253	—	253	83	336	(8)	1993	2007	0
Nevada	MO	—	—	253	—	253	—	253	—	1996	2007	0
Greenville	MS	4,411	—	271	—	271	4,411	4,682	(336)	1999	2007	35
Asheboro	NC	7,054	—	200	—	200	7,054	7,254	(727)	1998	2006	35
Cramerton	NC	13,713	—	300	—	300	13,713	14,013	(1,367)	1999	2006	35
Harrisburg	NC	10,472	—	300	—	300	10,472	10,772	(1,081)	1997	2006	35
Hendersonville	NC	12,183	—	400	—	400	12,183	12,583	(1,285)	2005	2006	35
Hickory	NC	2,531	11	385	—	385	2,542	2,927	(746)	1997	1998	40
Hillsborough	NC	12,755	—	400	—	400	12,755	13,155	(1,335)	2005	2006	35
Newton	NC	11,707	—	400	—	400	11,707	12,107	(1,190)	2000	2006	35
Salisbury	NC	11,902	500	300	—	300	12,402	12,702	(1,251)	1999	2006	35
Shelby	NC	10,377	—	300	—	300	10,377	10,677	(1,073)	2000	2006	35
Sourthport	NC	12,283	—	300	—	300	12,283	12,583	(1,294)	2005	2006	35
Burleigh	ND	5,902	—	400	—	400	5,902	6,302	(573)	1994	2006	35
Brick	NJ	2,428	—	1,102	—	1,102	2,428	3,530	(430)	1999	2002	40
Deptford	NJ	3,430	1	655	—	655	3,431	4,086	(965)	1998	1998	40
Albuquerque	NM	22,987	—	440	—	440	22,987	23,427	(2,599)	1998	2006	35
Sparks(9)	NV	5,119	—	505	—	505	5,119	5,624	(1,755)	1991	1997	35
Sparks(10)	NV	7,278	—	714	—	714	7,278	7,992	(2,183)	1993	1997	40
Centereach	NY	15,204	1,291	6,000	—	6,000	16,495	22,495	(3,497)	1973	2002	35
Manlius(6)	NY	10,080	48	500	—	500	10,128	10,628	(1,528)	1994	2005	35
Vestal	NY	10,394	—	750	—	750	10,394	11,144	(1,997)	1994	2004	35
Barberton(6)	OH	3,125	20	263	—	263	3,145	3,408	(472)	1997	2005	35
Englewood(6)	OH	2,277	25	260	—	260	2,302	2,562	(344)	1997	2005	35
Greenville	OH	2,311	3,975	215	—	215	6,286	6,501	(866)	1997	1997	40
Groveport	OH	10,516	—	1,080	—	1,080	10,516	11,596	(1,144)	1998	2006	35
Lancaster	OH	2,084	17	350	—	350	2,101	2,451	(594)	1998	1998	40
Lorain	OH	9,280	—	620	—	620	9,280	9,900	(1,196)	2000	2006	35
Marion(6)	OH	2,676	78	210	—	210	2,754	2,964	(412)	1998	2005	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Medina	OH	10,199	—	500	—	500	10,199	10,699	(1,136)	1995	2006	35
Medina	OH	11,809	—	900	—	900	11,809	12,709	(1,218)	2000	2007	35
Mt. Vernon	OH	9,952	—	760	—	760	9,952	10,712	(1,147)	2001	2006	35
Springdale	OH	2,092	16	440	—	440	2,108	2,548	(643)	1997	1997	40
Zanesville	OH	12,421	—	830	—	830	12,421	13,251	(1,204)	1996	2007	35
Bartlesville(6)	OK	2,337	83	183	—	183	2,420	2,603	(362)	1997	2005	35
Bethany(6)	OK	1,212	77	114	—	114	1,289	1,403	(191)	1994	2005	35
Broken Arrow	OK	1,445	19	178	—	178	1,464	1,642	(473)	1996	1997	40
Oklahoma	OK	15,954	—	1,200	—	1,200	15,954	17,154	(1,879)	1999	2006	35
Beaverton(6)	OR	5,695	—	721	—	721	5,695	6,416	(731)	2000	2005	40
Bend(6)	OR	3,923	—	499	—	499	3,923	4,422	(504)	2001	2005	40
Forest Grove	OR	3,152	—	401	—	401	3,152	3,553	(1,261)	1994	1995	35
Gresham	OR	4,647	—	—	—	—	4,647	4,647	(1,859)	1988	1995	35
McMinnville(11)	OR	3,976	—	760	—	760	3,976	4,736	(1,392)	1989	1995	40
Troutdale(6)	OR	5,470	—	874	—	874	5,470	6,344	(699)	2000	2005	40
Dublin(6)	PA	2,533	—	310	—	310	2,533	2,843	(360)	1998	2005	35
Indiana	PA	2,706	—	194	—	194	2,706	2,900	(619)	1997	2002	35
Kingston	PA	2,262	—	196	—	196	2,262	2,458	(201)	1992	2007	30
Old Forge	PA	264	—	103	—	103	264	367	(23)	1990	2007	30
Peckville	PA	2,078	—	163	—	163	2,078	2,241	(185)	1989	2007	30
South Fayette Township	PA	9,159	276	653	—	653	9,435	10,088	(2,492)	1999	1998	40
Wyoming	PA	1,500	—	107	—	107	1,500	1,607	(133)	1993	2007	30
York	PA	4,534	288	413	—	413	4,822	5,235	(1,273)	1999	1998	40
East Greenwich	RI	8,417	108	1,200	—	1,200	8,525	9,725	(2,126)	2000	1998	40
Lincoln	RI	9,612	29	477	—	477	9,641	10,118	(2,618)	2000	1998	5
Portsmouth	RI	9,155	97	1,200	—	1,200	9,252	10,452	(2,365)	1999	1998	40
Clinton	SC	2,560	—	87	—	87	2,560	2,647	(1,153)	1997	1998	20
Goose Creek	SC	2,336	—	619	—	619	2,336	2,955	(534)	1998	2002	35
Greenwood	SC	2,648	—	107	—	107	2,648	2,755	(1,192)	1997	1998	20
Brown	SD	3,125	—	400	—	400	3,125	3,525	(328)	1991	2006	35
Brown	SD	2,584	—	300	—	300	2,584	2,884	(281)	2000	2006	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Lincoln	SD	8,273	—	700	—	700	8,273	8,973	(887)	2002	2006	35
Pennington	SD	5,575	—	300	—	300	5,575	5,875	(544)	1997	2006	35
Bartlett	TN	12,069	—	870	—	870	12,069	12,939	(1,481)	1999	2006	35
Bristol	TN	5,000	2,686	406	—	406	7,686	8,092	(1,584)	1999	1998	40
Chattanooga	TN	6,159	—	310	—	310	6,159	6,469	(876)	1999	2006	35
East Longmeadow	TN	18,208	9,973	1,360	—	1,360	28,181	29,541	(1,925)	1964	2008	30
Hixson	TN	5,146	—	50	—	50	5,146	5,196	(268)	2000	2008	35
Johnson City	TN	5,000	533	404	—	404	5,533	5,937	(1,376)	1999	1998	40
Knoxville	TN	6,279	—	790	—	790	6,279	7,069	(706)	2001	2005	40
Memphis	TN	8,180	84	629	—	629	8,264	8,893	(1,244)	1989	2007	11
Memphis	TN	8,558	92	726	—	726	8,650	9,376	(1,243)	1985	2007	11
Memphis	TN	5,259	38	412	—	412	5,297	5,709	(773)	1989	2007	11
Murfreesboro	TN	5,131	479	499	—	499	5,610	6,109	(1,404)	1999	1998	40
Nashville	TN	5,999	—	960	—	960	5,999	6,959	(860)	1998	2006	35
Nashville	TN	6,156	—	1,000	—	1,000	6,156	7,156	(876)	1999	2006	35
Newport	TN	6,116	—	423	—	423	6,116	6,539	(466)	2000	2007	35
Arlington	TX	4,349	—	3,100	—	3,100	4,349	7,449	(691)	1998	2006	35
Austin	TX	22,558	—	1,360	—	1,360	22,558	23,918	(2,555)	2000	2006	35
Bedford(12)	TX	18,138	—	780	—	780	18,138	18,918	(2,103)	1999	2006	35
Conroe	TX	17,898	—	1,510	—	1,510	17,898	19,408	(2,078)	1997	2006	35
Dallas	TX	3,524	785	308	—	308	4,309	4,617	(3,230)	1981	1994	0
Denton	TX	1,425	33	185	—	185	1,458	1,643	(472)	1996	1996	40
Ennis	TX	1,409	26	119	—	119	1,435	1,554	(466)	1996	1996	40
Fort Worth	TX	10,417	—	640	—	640	10,417	11,057	(1,172)	2001	2005	40
Garland	TX	12,931	—	890	—	890	12,931	13,821	(1,570)	1999	2006	35
Houston	TX	7,892	—	493	—	493	7,892	8,385	(2,269)	1998	1997	40
Houston	TX	7,194	—	1,235	—	1,235	7,194	8,429	(2,068)	1998	1997	40
Houston	TX	8,945	—	985	—	985	8,945	9,930	(2,404)	1999	1997	40
Houston	TX	7,052	—	1,089	—	1,089	7,052	8,141	(1,895)	1999	1997	40
Houston	TX	22,361	—	870	—	870	22,361	23,231	(2,535)	1999	2006	35
Houston	TX	17,872	—	850	—	850	17,872	18,722	(2,075)	1998	2006	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Irving	TX	12,597	—	930	—	930	12,597	13,527	(1,535)	1999	2006	35
Kerrville(6)	TX	2,129	88	195	—	195	2,217	2,412	(331)	1997	2005	35
Lake Jackson	TX	13,503	—	220	—	220	13,503	13,723	(1,628)	1998	2006	35
Lancaster(6)	TX	2,100	65	175	—	175	2,165	2,340	(324)	1997	2005	35
Lewisville	TX	13,933	—	770	—	770	13,933	14,703	(1,672)	1998	2006	35
Paris	TX	1,465	32	166	—	166	1,497	1,663	(485)	1996	1996	40
San Antonio	TX	7,765	—	470	—	470	7,765	8,235	(1,041)	1999	2006	35
San Antonio(6)	TX	3,910	100	359	—	359	4,010	4,369	(600)	1997	2005	35
Temple	TX	13,353	—	370	—	370	13,353	13,723	(1,551)	1997	2006	35
Temple(6)	TX	2,055	34	84	—	84	2,089	2,173	(315)	1997	2005	35
Texas City	TX	11,605	—	550	—	550	11,605	12,155	(1,372)	1996	2006	35
Victoria	TX	12,707	—	330	—	330	12,707	13,037	(1,485)	1997	2006	35
Wharton	TX	9,167	—	930	—	930	9,167	10,097	(1,123)	1996	2006	35
Salem	VA	10,320	—	890	—	890	10,320	11,210	(1,068)	1998	2006	35
Bellevue	WA	4,467	—	766	—	766	4,467	5,233	(1,275)	1998	1996	40
Centralia	WA	5,254	89	610	—	610	5,343	5,953	(525)	1993	2007	30
Olympia	WA	10,954	140	870	—	870	11,094	11,964	(1,044)	1995	2007	30
Richland	WA	6,052	191	172	—	172	6,243	6,415	(2,482)	1990	1995	35
Sedro Woolley	WA	4,480	—	340	—	340	4,480	4,820	(532)	1996	2006	35
Spokane	WA	4,121	—	466	—	466	4,121	4,587	(904)	1959	2003	35
Tacoma	WA	5,208	22	403	—	403	5,230	5,633	(1,631)	1997	1996	40
Tacoma	WA	6,690	—	—	—	—	6,690	6,690	(1,179)	1988	2003	35
Tacoma	WA	12,560	436	1,090	—	1,090	12,996	14,086	(1,785)	1976	2007	20
Yakima	WA	5,122	39	500	—	500	5,161	5,661	(1,543)	1998	1997	40
Appleton	WI	1,260	—	154	—	154	1,260	1,414	(102)	1996	2008	30
Appleton	WI	1,120	—	136	—	136	1,120	1,256	(90)	1997	2008	30
Beloit	WI	1,277	—	80	—	80	1,277	1,357	(119)	1990	2007	30
Clinton	WI	1,126	—	80	—	80	1,126	1,206	(111)	1991	2007	30
Cudahy	WI	1,859	—	220	—	220	1,859	2,079	(129)	2001	2008	35
East Longmeadow	WI	1,147	—	150	—	150	1,147	1,297	(100)	1999	2008	35
East Longmeadow	WI	716	—	116	—	116	716	832	(55)	1994	2008	30

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

East Longmeadow	WI	1,959	—	120	—	120	1,959	2,079	(134)	1998	2008	35
East Longmeadow	WI	2,235	—	190	—	190	2,235	2,425	(148)	1998	2008	35
Glendale	WI	16,391	—	2,185	—	2,185	16,391	18,576	(5,737)	1988	1997	35
Glendale	WI	1,732	—	190	—	190	1,732	1,922	(155)	1999	2007	35
Glendale	WI	1,732	—	190	—	190	1,732	1,922	(155)	1999	2007	35
Greenfield(13)	WI	20,540	—	1,500	—	1,500	20,540	22,040	(2,653)	1999	2004	40
Hartland	WI	1,651	—	180	—	180	1,651	1,831	(171)	1985	2007	35
Horicon	WI	2,751	—	270	—	270	2,751	3,021	(255)	2002	2007	35
Jefferson	WI	2,036	—	130	—	130	2,036	2,166	(155)	1997	2008	30
Kenosha	WI	2,996	—	170	—	170	2,996	3,166	(275)	1996	2007	30
Kenosha(6)	WI	615	54	17	—	17	669	686	(100)	1997	2005	35
Menasha	WI	706	—	114	—	114	706	820	(55)	1994	2008	30
Menasha	WI	822	—	133	—	133	822	955	(64)	1993	2008	30
Menomonee Falls(14)	WI	13,190	—	4,161	—	4,161	13,190	17,351	(4,617)	1989	1997	35
Middleton(6)	WI	1,866	48	155	—	155	1,914	2,069	(286)	1997	2005	35
Monroe	WI	1,348	—	160	—	160	1,348	1,508	(146)	1990	2007	30
Neenah	WI	1,296	—	304	—	304	1,296	1,600	(95)	2006	2008	40
Neenah(6)	WI	1,422	77	73	—	73	1,499	1,572	(224)	1996	2005	35
Oak Creek	WI	1,732	—	190	—	190	1,732	1,922	(198)	1997	2007	30
Oconomowoc	WI	3,831	—	300	—	300	3,831	4,131	(799)	1992	2004	35
Onalaska(6)	WI	2,303	65	62	—	62	2,368	2,430	(357)	1995	2005	35
Oshkosh(6)	WI	1,046	86	61	—	61	1,132	1,193	(168)	1996	2005	35
Pewaukee	WI	4,766	—	360	—	360	4,766	5,126	(455)	2001	2007	35
St. Francis(15)	WI	9,645	—	403	—	403	9,645	10,048	(1,739)	2001	2004	40
St. Francis	WI	2,465	—	190	—	190	2,465	2,655	(234)	2000	2007	35
St. Francis	WI	2,465	—	190	—	190	2,465	2,655	(234)	2000	2007	35
Stoughton	WI	2,183	—	230	—	230	2,183	2,413	(215)	1992	2007	30
Sun Prairie(6)	WI	436	89	85	—	85	525	610	(76)	1994	2005	35
Waukesha	WI	5,790	—	2,272	—	2,272	5,790	8,062	(2,364)	1978	1997	30
Waukesha(16)	WI	9,411	1,827	2,765	—	2,765	11,238	14,003	(3,901)	1985	1997	35
Wauwatosa(17)	WI	11,483	—	1,541	—	1,541	11,483	13,024	(1,621)	2005	2006	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

West Allis(18)	WI	8,117	2,911	682	—	682	11,028	11,710	(3,334)	1996	1997	40
West Springfield	WI	1,732	—	406	—	406	1,732	2,138	(127)	2007	2008	40
West Springfield	WI	1,566	—	570	—	570	1,566	2,136	(124)	2001	2008	35
West Springfield	WI	841	—	136	—	136	841	977	(65)	1993	2008	30
Hurricane	WV	5,419	357	704	—	704	5,776	6,480	(1,399)	1999	1998	40

		1,520,087	63,914	159,668	—	159,668	1,584,001	1,743,669	(274,932)

Skilled Nursing Facilities:
Benton	AR	4,659	9	685	—	685	4,668	5,353	(1,545)	1992	1998	35
Bryant	AR	4,889	16	320	—	320	4,905	5,225	(1,623)	1989	1998	35
Fort Smith	AR	3,318	—	350	—	350	3,318	3,668	(387)	2000	2007	35
Hot Springs	AR	2,321	—	54	—	54	2,321	2,375	(1,553)	1978	1986	35
Lake Village	AR	4,318	15	261	—	261	4,333	4,594	(1,255)	1998	1998	40
Monticello	AR	3,295	8	300	—	300	3,303	3,603	(956)	1995	1998	40
Morrilton	AR	3,703	7	250	—	250	3,710	3,960	(1,228)	1988	1998	35
Morrilton	AR	4,995	2	308	—	308	4,997	5,305	(1,447)	1996	1998	40
Wynne	AR	4,165	7	327	—	327	4,172	4,499	(1,380)	1990	1998	35
Chowchilla	CA	1,119	—	109	—	109	1,119	1,228	(622)	1965	1987	40
Gilroy	CA	1,892	387	714	—	714	2,279	2,993	(1,230)	1968	1991	15
Orange	CA	5,082	—	1,141	—	1,141	5,082	6,223	(2,226)	1987	1992	40
East Longmeadow	CT	2,804	—	140	—	140	2,804	2,944	(187)	1969	2008	20
Hartford	CT	4,190	5,278	350	—	350	9,468	9,818	(1,680)	1969	2001	35
Winsted	CT	3,516	969	70	—	70	4,485	4,555	(1,053)	1960	2001	35
Fort Pierce	FL	3,038	—	125	—	125	3,038	3,163	(2,171)	1960	1985	35
Jacksonville	FL	2,787	319	498	—	498	3,106	3,604	(1,307)	1965	1996	30
Jacksonville	FL	1,760	3,382	1,503	—	1,503	5,142	6,645	(701)	1997	2005	40
Pensacola	FL	1,833	—	77	—	77	1,833	1,910	(1,031)	1962	1987	40
Flowery Branch	GA	3,180	600	562	—	562	3,780	4,342	(1,344)	1970	1999	30
Buhl	ID	777	—	15	—	15	777	792	(742)	1913	1986	5
Lasalle	IL	2,703	—	127	—	127	2,703	2,830	(2,061)	1975	1989	4
Litchfield	IL	2,689	—	30	—	30	2,689	2,719	(1,982)	1974	1989	4

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Berne	IN	1,904	4	150	—	150	1,908	2,058	(403)	1986	2007	15
Clinton	IN	6,440	20	330	—	330	6,460	6,790	(1,495)	1971	2007	12
Columbus	IN	3,147	11	200	—	200	3,158	3,358	(526)	1988	2007	20
East Longmeadow	IN	4,340	—	390	—	390	4,340	4,730	(390)	1975	2008	20
East Longmeadow	IN	5,116	—	620	—	620	5,116	5,736	(444)	1967	2008	20
Fowler	IN	3,223	—	300	—	300	3,223	3,523	(286)	1973	2008	20
Gas City	IN	5,377	261	100	—	100	5,638	5,738	(1,250)	1974	2007	12
Hartford City	IN	1,848	89	130	—	130	1,937	2,067	(403)	1988	2007	15
Huntington	IN	3,263	62	160	—	160	3,325	3,485	(660)	1987	2007	15
Indianapolis	IN	4,829	535	1,700	—	1,700	5,364	7,064	(485)	1968	2006	35
Knox	IN	1,412	—	300	—	300	1,412	1,712	(136)	1984	2008	20
Lawrenceburg	IN	3,834	—	720	—	720	3,834	4,554	(296)	1966	2008	20
Monticello	IN	827	—	180	—	180	827	1,007	(112)	1988	2008	20
Muncie	IN	4,344	5	220	—	220	4,349	4,569	(988)	1976	2007	12
Muncie	IN	7,295	125	160	—	160	7,420	7,580	(1,412)	2001	2007	15
Petersburg	IN	2,352	4	33	—	33	2,356	2,389	(1,574)	1970	1986	35
Portland	IN	5,313	56	240	—	240	5,369	5,609	(1,485)	1964	2007	10
Richmond	IN	2,520	—	114	—	114	2,520	2,634	(1,686)	1975	1986	35
Terre Haute	IN	3,245	227	330	—	330	3,472	3,802	(820)	1965	2007	35
West Springfield	IN	9,673	—	420	—	420	9,673	10,093	(688)	1968	2008	20
Winchester	IN	2,430	51	80	—	80	2,481	2,561	(492)	1986	2007	15
Belleville	KS	1,887	—	213	—	213	1,887	2,100	(1,053)	1977	1993	30
Hiawatha	KS	788	35	150	—	150	823	973	(479)	1974	1998	5
Salina	KS	2,463	335	27	—	27	2,798	2,825	(1,397)	1981	1994	30
Topeka	KS	1,137	58	100	—	100	1,195	1,295	(380)	1973	1998	35
Wichita	KS	3,168	26	200	—	200	3,194	3,394	(471)	1965	2004	35
Yates Center	KS	705	—	18	—	18	705	723	(412)	1967	2002	6
Andover	MA	10,177	3,414	2,000	—	2,000	13,591	15,591	(2,154)	1992	2006	35
Brighton	MA	9,694	533	2,000	—	2,000	10,227	12,227	(1,783)	1995	2006	35
Danvers	MA	7,244	1,192	366	—	366	8,436	8,802	(1,856)	1998	1999	40
East Longmeadow	MA	16,462	—	700	—	700	16,462	17,162	(1,946)	1985	2006	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Haverhill	MA	5,734	3,620	660	—	660	9,354	10,014	(4,119)	1973	1993	30
Kingston(7)	MA	4,890	3,484	2,000	—	2,000	8,374	10,374	(1,363)	1992	2006	35
Lowell	MA	3,945	4,677	2,500	—	2,500	8,622	11,122	(1,080)	1966	2006	35
Needham	MA	13,416	647	2,000	—	2,000	14,063	16,063	(2,223)	1996	2006	35
Reading	MA	8,184	396	1,000	—	1,000	8,580	9,580	(1,616)	1988	2006	35
South Hadley	MA	7,250	1,105	1,000	—	1,000	8,355	9,355	(1,580)	1988	2006	35
Springfield(19)	MA	8,250	2,869	2,000	—	2,000	11,119	13,119	(1,099)	1987	2007	35
Sudbury	MA	10,006	902	4,000	—	4,000	10,908	14,908	(1,833)	1997	2006	35
West Springfield	MA	9,432	2,544	580	—	580	11,976	12,556	(1,432)	1960	2006	35
Wilbraham	MA	4,473	396	1,000	—	1,000	4,869	5,869	(1,197)	1988	2006	35
Worcester	MA	12,182	2,662	500	—	500	14,844	15,344	(2,194)	1970	2006	35
Cumberland	MD	5,260	600	150	—	150	5,860	6,010	(3,608)	1968	1985	35
Hagerstown	MD	4,316	170	215	—	215	4,486	4,701	(3,044)	1971	1985	35
Westminster	MD	6,795	216	80	—	80	7,011	7,091	(4,697)	1973	1985	35
Duluth	MN	7,377	4,245	1,014	—	1,014	11,622	12,636	(4,115)	1971	1997	30
Hopkins	MN	4,184	2,273	436	—	436	6,457	6,893	(3,289)	1961	1985	22
Minneapolis	MN	5,935	2,028	333	—	333	7,963	8,296	(5,076)	1941	1985	22
Ashland	MO	3,281	—	670	—	670	3,281	3,951	(630)	1993	2005	35
Columbia	MO	5,182	—	430	—	430	5,182	5,612	(981)	1994	2005	35
Dixon	MO	1,892	—	330	—	330	1,892	2,222	(434)	1989	2005	35
Doniphan	MO	4,943	—	120	—	120	4,943	5,063	(1,032)	1991	2005	35
Forsyth	MO	5,472	—	230	—	230	5,472	5,702	(1,106)	1993	2005	35
Maryville	MO	2,689	—	51	—	51	2,689	2,740	(1,844)	1972	1985	35
Seymour	MO	3,120	—	200	—	200	3,120	3,320	(607)	1990	2005	35
Silex	MO	1,536	—	870	—	870	1,536	2,406	(384)	1991	2005	35
St. Louis	MO	1,953	—	1,370	—	1,370	1,953	3,323	(443)	1988	2005	35
St. Louis	MO	7,924	—	683	—	683	7,924	8,607	(2,113)	1954	2007	10
Strafford	MO	4,441	—	530	—	530	4,441	4,971	(877)	1995	2005	35
Windsor	MO	2,969	—	350	—	350	2,969	3,319	(586)	1996	2005	35
Columbus	MS	3,520	197	750	—	750	3,717	4,467	(1,190)	1976	1998	35
Hendersonville	NC	2,244	—	116	—	116	2,244	2,360	(1,539)	1979	1985	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Sparks	NV	3,294	355	740	—	740	3,649	4,389	(1,630)	1988	1991	40
Beacon	NY	20,710	293	1,000	—	1,000	21,003	22,003	(2,927)	2002	2006	35
Fishkill	NY	18,399	300	2,000	—	2,000	18,699	20,699	(2,561)	1996	2006	35
Highland	NY	13,992	276	1,500	—	1,500	14,268	15,768	(2,100)	1998	2006	35
Columbus	OH	4,333	—	343	—	343	4,333	4,676	(2,473)	1984	1991	40
Galion	OH	3,420	93	24	—	24	3,513	3,537	(2,671)	1967	1997	2
Warren	OH	7,489	266	450	—	450	7,755	8,205	(6,025)	1967	1997	2
Washington Court House	OH	4,086	166	356	—	356	4,252	4,608	(2,404)	1984	1991	40
Youngstown	OH	7,046	326	60	—	60	7,372	7,432	(5,534)	1962	1997	2
Grandfield	OK	—	—	—	—	—	—	—	—	1965	2007	—
Lawton	OK	201	75	130	—	130	276	406	(39)	1968	2007	20
Lawton	OK	4,946	282	196	—	196	5,228	5,424	(691)	1985	2007	20
Temple	OK	1,405	—	23	—	23	1,405	1,428	(375)	1971	2007	10
Tuttle	OK	1,489	340	35	—	35	1,829	1,864	(460)	1960	2007	10
Greensburg	PA	9,129	—	769	—	769	9,129	9,898	(2,435)	1971	2007	10
Kingston	PA	2,507	—	209	—	209	2,507	2,716	(334)	1995	2007	20
Peckville	PA	1,302	—	116	—	116	1,302	1,418	(174)	1991	2007	20
Beaufort(20)	SC	10,399	—	923	—	923	10,399	11,322	(1,127)	1970	2007	20
Bennettsville	SC	6,555	—	674	—	674	6,555	7,229	(1,165)	1958	2007	15
Conway	SC	10,423	—	1,158	—	1,158	10,423	11,581	(782)	1975	2007	30
Mt. Pleasant	SC	5,916	—	648	—	648	5,916	6,564	(1,052)	1977	2007	15
Celina	TN	861	—	150	—	150	861	1,011	(465)	1975	1993	30
Decatur	TN	3,329	27	193	—	193	3,356	3,549	(1,100)	1981	1998	35
Harrogate	TN	6,058	—	664	—	664	6,058	6,722	(808)	1990	2007	20
Jonesborough	TN	2,562	58	65	—	65	2,620	2,685	(1,387)	1982	1993	30
Madison	TN	6,415	500	1,120	—	1,120	6,915	8,035	(2,139)	1967	1998	35
Baytown	TX	2,010	80	61	—	61	2,090	2,151	(1,045)	1970	1990	40
Baytown	TX	2,496	224	90	—	90	2,720	2,810	(1,319)	1975	1990	40
Center	TX	1,532	213	22	—	22	1,745	1,767	(849)	1972	1990	40
Clarksville	TX	3,075	174	210	—	210	3,249	3,459	(660)	1989	2005	35
DeSoto	TX	4,662	1,046	610	—	610	5,708	6,318	(1,087)	1987	2005	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Flowery Mound	TX	4,873	41	1,211	—	1,211	4,914	6,125	(993)	1995	2002	35
Garland	TX	1,727	212	238	—	238	1,939	2,177	(946)	1970	1990	40
Garland	TX	6,474	—	750	—	750	6,474	7,224	(392)	2008	2008	30
Gilmer	TX	4,818	88	248	—	248	4,906	5,154	(1,511)	1990	1998	35
Houston	TX	4,262	301	408	—	408	4,563	4,971	(2,527)	1982	1990	30
Humble	TX	1,929	400	140	—	140	2,329	2,469	(1,089)	1972	1990	40
Huntsville	TX	2,037	32	135	—	135	2,069	2,204	(1,045)	1968	1990	40
Kirbyville	TX	2,533	258	350	—	350	2,791	3,141	(457)	1987	2006	35
Linden	TX	2,520	75	25	—	25	2,595	2,620	(1,421)	1968	1993	30
Marshall	TX	6,291	—	265	—	265	6,291	6,556	(438)	2008	2008	30
McKinney	TX	4,797	—	1,263	—	1,263	4,797	6,060	(1,572)	1967	2000	30
McKinney	TX	4,737	170	756	—	756	4,907	5,663	(524)	2006	2006	35
Mt. Pleasant	TX	2,505	158	40	—	40	2,663	2,703	(1,443)	1970	1993	30
Nacogdoches	TX	1,211	43	135	—	135	1,254	1,389	(650)	1973	1990	40
New Boston	TX	2,366	172	44	—	44	2,538	2,582	(1,353)	1966	1993	30
Omaha	TX	1,579	92	28	—	28	1,671	1,699	(907)	1970	1993	30
San Antonio	TX	4,536	—	—	—	—	4,536	4,536	(972)	1988	2002	35
San Antonio	TX	2,320	399	308	—	308	2,719	3,027	(858)	1986	2004	35
Sherman	TX	2,075	87	67	—	67	2,162	2,229	(1,177)	1971	1993	30
Texarkana	TX	1,244	—	87	—	87	1,244	1,331	(1,126)	1983	1986	5
Trinity	TX	2,466	237	510	—	510	2,703	3,213	(449)	1985	2006	35
Waxahachie	TX	3,493	406	319	—	319	3,899	4,218	(2,042)	1976	1987	40
West Springfield	TX	6,245	—	534	—	534	6,245	6,779	(493)	2008	2008	30
Wharton	TX	2,596	269	380	—	380	2,865	3,245	(405)	1988	2006	35
Salt Lake City	UT	2,479	34	280	—	280	2,513	2,793	(370)	1972	2004	35
Annandale	VA	7,752	603	487	—	487	8,355	8,842	(5,419)	1963	1985	35
Charlottesville	VA	4,620	337	362	—	362	4,957	5,319	(3,226)	1964	1985	35
Emporia	VA	6,960	320	473	—	473	7,280	7,753	(1,215)	1971	2007	15
Petersburg	VA	2,215	1,486	93	—	93	3,701	3,794	(1,519)	1972	1985	35
Petersburg	VA	2,945	1,474	94	—	94	4,419	4,513	(2,020)	1976	1985	35
South Boston	VA	1,335	—	176	—	176	1,335	1,511	(661)	1966	2007	1

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Bellingham	WA	8,526	—	620	—	620	8,526	9,146	(212)	1999	2008	40
Everett	WA	7,045	—	830	—	830	7,045	7,875	(1,073)	1995	2004	35
Moses Lake	WA	4,307	1,326	304	—	304	5,633	5,937	(2,395)	1972	1994	35
Moses Lake	WA	2,385	—	164	—	164	2,385	2,549	(1,219)	1988	1994	30
Seattle	WA	5,752	182	1,223	—	1,223	5,934	7,157	(2,288)	1993	1994	40
Shelton	WA	4,682	—	327	—	327	4,682	5,009	(1,514)	1998	1997	40
Vancouver	WA	6,254	—	680	—	680	6,254	6,934	(953)	1991	2004	35
Chilton	WI	2,423	116	55	—	55	2,539	2,594	(1,679)	1963	1986	35
Florence	WI	1,529	5	15	—	15	1,534	1,549	(1,024)	1970	1986	35
Green Bay	WI	2,255	—	300	—	300	2,255	2,555	(1,508)	1965	1986	35
Sheboygan	WI	1,697	22	348	—	348	1,719	2,067	(1,132)	1967	1986	35
St. Francis	WI	535	—	80	—	80	535	615	(357)	1960	1986	35
Waukesha	WI	13,546	1,850	2,196	—	2,196	15,396	17,592	(6,106)	1973	1997	30
Wisconsin Dells	WI	1,697	1,517	81	—	81	3,214	3,295	(1,377)	1972	1986	35
Logan	WV	3,006	—	100	—	100	3,006	3,106	(776)	1987	2004	35
Ravenswood	WV	2,986	—	250	—	250	2,986	3,236	(756)	1987	2004	35
South Charleston	WV	4,907	—	750	—	750	4,907	5,657	(1,360)	1987	2004	35
White Sulphur	WV	2,894	—	250	—	250	2,894	3,144	(766)	1987	2004	35
Casper	WY	5,816	—	930	—	930	5,816	6,746	(1,328)	1994	2004	35
Sheridan	WY	4,401	—	836	—	836	4,401	5,237	(991)	1989	2004	35

		746,909	68,879	82,219	—	82,219	815,788	898,007	(230,856)

Continuing Care Retirement Communities:
Chandler	AZ	7,039	3,868	1,980	—	1,980	10,907	12,887	(2,255)	1992	2002	35
Sterling	CO	2,716	—	400	—	400	2,716	3,116	(1,426)	1979	1994	30
Largo	FL	8,508	2,625	910	—	910	11,133	12,043	(6,593)	1972	2002	1
Northborough	MA	2,512	11,844	300	—	300	14,356	14,656	(3,799)	1968	1998	30
Auburn	ME	10,502	—	400	—	400	10,502	10,902	(1,297)	1982	2007	35
Gorham	ME	15,590	—	800	—	800	15,590	16,390	(1,602)	1990	2007	35
York	ME	10,749	—	1,300	—	1,300	10,749	12,049	(1,033)	2000	2007	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Tulsa	OK	7,267	951	500	—	500	8,218	8,718	(1,120)	1981	2007	15
Trenton	TN	3,004	—	174	—	174	3,004	3,178	(701)	1974	2000	40
Corpus Christi	TX	15,430	13,591	1,848	—	1,848	29,021	30,869	(9,393)	1985	1997	40

		83,317	32,879	8,612	—	8,612	116,196	124,808	(29,219)

Specialty Hospitals:
Scottsdale	AZ	5,924	195	242	—	242	6,119	6,361	(3,278)	1986	1988	40
Tucson	AZ	9,435	—	1,275	—	1,275	9,435	10,710	(4,147)	1992	1992	40
Orange	CA	3,715	—	700	—	700	3,715	4,415	(759)	2000	2004	40
Tustin	CA	33,092	—	1,800	—	1,800	33,092	34,892	(6,273)	1991	2004	35
Conroe	TX	3,772	—	900	—	900	3,772	4,672	(915)	1992	2004	35
Houston	TX	3,272	8,207	1,097	—	1,097	11,479	12,576	(1,260)	1999	2004	35
The Woodlands	TX	2,472	—	100	—	100	2,472	2,572	(603)	1995	2004	35

		61,682	8,402	6,114	—	6,114	70,084	76,198	(17,235)

Triple Net Medical Office Buildings:
Huntsville(21)	AL	11,061	—	5,645	—	5,645	11,061	16,706	(952)	1994	2007	30
Chula Vista(22)	CA	18,108	—	4,080	—	4,080	18,108	22,188	(619)	2005	2008	42
East Longmeadow	FL	2,244	—	280	—	280	2,244	2,524	(94)	1993	2008	30
East Longmeadow	FL	3,433	—	1,010	—	1,010	3,433	4,443	(143)	1984	2008	30
East Longmeadow	FL	2,786	—	950	—	950	2,786	3,736	(116)	1987	2008	30
Englewood	FL	2,314	—	1,220	—	1,220	2,314	3,534	(96)	1992	2008	30
Ft. Myers	FL	2,109	—	1,930	—	1,930	2,109	4,039	(88)	1989	2008	30
Naples	FL	2,736	—	1,000	—	1,000	2,736	3,736	(98)	1999	2008	35
Pt. Charlotte	FL	2,541	—	1,700	—	1,700	2,541	4,241	(106)	1985	2008	30
Sarasota	FL	2,948	—	2,000	—	2,000	2,948	4,948	(123)	1996	2008	30
Venice	FL	2,642	—	1,700	—	1,700	2,642	4,342	(110)	1997	2008	30
Elkhart(23)	IN	2,743	—	107	—	107	2,743	2,850	(198)	1994	2007	30
LaPorte(23)	IN	1,676	—	93	—	93	1,676	1,769	(121)	1997	2007	30
Mishawaka(24)	IN	6,741	—	1,023	—	1,023	6,741	7,764	(487)	1993	2007	30
South Bend(25)	IN	3,013	—	328	—	328	3,013	3,341	(218)	1996	2007	30

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Berlin	MD	1,717	—	—	—	—	1,717	1,717	(72)	1994	2008	30
East Longmeadow	MI	2,748	—	180	—	180	2,748	2,928	(115)	1997	2008	30
Madison Heights	MI	2,546	—	180	—	180	2,546	2,726	(91)	2002	2008	35
Houston	TX	21,955	—	1,000	—	1,000	21,955	22,955	(2,121)	2006	2007	25

		96,061	—	24,426	—	24,426	96,061	120,487	(5,968)

Medical Office Buildings:
Burbank(26)	CA	23,031	2,505	—	—	—	25,536	25,536	(1,035)	2004	2008	41
Castro Valley(27)	CA	5,003	472	—	—	—	5,475	5,475	(241)	1998	2008	40
Lynwood(28)	CA	15,811	1,301	—	—	—	17,112	17,112	(958)	1993	2008	29
San Gabriel(29)	CA	16,135	1,288	—	—	—	17,423	17,423	(609)	2004	2008	46
Santa Clarita(30)	CA	26,284	2,681	6,870	374	7,244	28,965	36,209	(1,070)	2005	2008	47
Torrance	CA	7,198	1,318	2,980	173	3,153	8,516	11,669	(600)	1989	2008	23
Tamarac(31)	FL	4,704	169	1,492	—	1,492	4,873	6,365	(339)	1980	2007	40
Augusta(32)	GA	2,061	548	—	12	12	2,609	2,621	(397)	1972	2006	40
Augusta(32)	GA	2,359	621	587	324	911	2,980	3,891	(486)	1983	2006	40
Evans(32)	GA	891	36	—	198	198	927	1,125	(157)	1940	2006	40
Buffalo Grove(31)	IL	1,383	39	1,031	30	1,061	1,422	2,483	(103)	1992	2007	40
Grayslake(31)	IL	2,429	136	2,198	—	2,198	2,565	4,763	(185)	1996	2007	40
Gurnee(31)	IL	1,436	3	126	—	126	1,439	1,565	(125)	2005	2007	40
Gurnee(31)	IL	1,418	7	176	—	176	1,425	1,601	(106)	2002	2007	40
Gurnee(31)	IL	821	—	72	—	72	821	893	(55)	2002	2007	40
Gurnee(31)	IL	5,445	3	492	—	492	5,448	5,940	(366)	2001	2007	40
Gurnee(31)	IL	1,489	10	147	—	147	1,499	1,646	(100)	1996	2007	40
Libertyville(31)	IL	5,066	155	153	37	190	5,221	5,411	(317)	1990	2007	40
Libertyville(31)	IL	2,598	25	10	—	10	2,623	2,633	(141)	1980	2007	40
Libertyville(31)	IL	3,301	—	336	—	336	3,301	3,637	(219)	1988	2007	40
Round Lake(31)	IL	891	19	1,956	—	1,956	910	2,866	(86)	1984	2007	40
Vernon Hills(31)	IL	946	18	1,914	35	1,949	964	2,913	(106)	1986	2007	40
Covington(32)	LA	6,026	763	0	11	11	6,789	6,800	(846)	1994	2006	40
Lafayette(32)	LA	972	105	0	36	36	1,077	1,113	(151)	1984	2006	40

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Lafayette(32)	LA	2,145	307	—	30	30	2,452	2,482	(387)	1984	2006	40
Madeville(32)	LA	1,111	113	—	35	35	1,224	1,259	(181)	1987	2006	40
Metairie(32)	LA	3,729	477	—	31	31	4,206	4,237	(544)	1986	2006	40
Metairie(32)	LA	747	366	—	21	21	1,113	1,134	(230)	1980	2006	40
Slidell(32)	LA	1,720	580	1,421	—	1,421	2,300	3,721	(254)	1986	2007	40
Slidell(32)	LA	1,790	534	1,314	—	1,314	2,324	3,638	(246)	1990	2007	40
Arnold	MO	1,371	19	874	—	874	1,390	2,264	(82)	1999	2007	35
Fenton	MO	1,737	103	—	—	—	1,840	1,840	(106)	2003	2007	35
St. Louis	MO	14,362	956	—	—	—	15,318	15,318	(925)	2003	2007	35
St. Louis	MO	12,416	219	—	—	—	12,635	12,635	(857)	1993	2007	30
St. Louis	MO	4,032	117	—	—	—	4,149	4,149	(292)	1975	2007	30
St. Louis	MO	5,052	114	—	—	—	5,166	5,166	(344)	1980	2007	30
St. Louis	MO	2,549	75	1,364	—	1,364	2,624	3,988	(268)	1983	2007	20
Henderson(33)	NV	23,418	1,701	—	—	—	25,119	25,119	(920)	1999	2008	46
Reno(34)	NV	10,988	1,662	1,254	—	1,254	12,650	13,904	(2,089)	2004	2008	33
Columbus(31)	OH	10,738	27	698	—	698	10,765	11,463	(674)	1999	2007	40
Hillsboro(35)	OR	28,480	2,625	—	—	—	31,105	31,105	(1,125)	2003	2008	45
Irmo(36)	SC	8,754	13	2,177	—	2,177	8,767	10,944	(529)	2004	2007	40
Walterboro(32)	SC	2,033	200	10	—	10	2,233	2,243	(321)	1998	2006	40
Jasper(32)	TN	3,862	113	7	—	7	3,975	3,982	(424)	1998	2006	40
Brownsville(32)	TX	381	5	351	—	351	386	737	(73)	1989	2006	40
Frisco(32)	TX	885	68	210	—	210	953	1,163	(208)	1996	2006	40
Houston(32)	TX	1,341	968	260	71	331	2,309	2,640	(445)	1982	2006	40
Houston(32)	TX	858	512	5	—	5	1,370	1,375	(113)	1982	2006	40
Keller(32)	TX	270	12	195	62	257	282	539	(51)	1995	2006	40
Mansfield(32)	TX	1,038	115	152	—	152	1,153	1,305	(190)	1998	2006	40
Christiansburg(32)	VA	649	257	71	22	93	906	999	(94)	1997	2006	40
Midlothian(32)	VA	252	100	190	83	273	352	625	(84)	1985	2006	40
Richmond(32)	VA	3,038	1,051	4	—	4	4,089	4,093	(497)	1976	2006	40
Vancouver	WA	31,554	343	—	—	—	31,897	31,897	(1,990)	2001	2007	44
Vancouver	WA	6,379	13	—	—	—	6,392	6,392	(347)	1972	2007	38

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009
		Initial Cost to	Cost			Gross Amount at which						Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Buiding and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Vancouver	WA	29,518	58	—	—	—	29,576	29,576	(2,076)	1980	2007	29
Vancouver	WA	11,615	28	—	—	—	11,643	11,643	(616)	1999	2007	39
Vancouver	WA	8,376	—	699	—	699	8,376	9,075	(405)	1994	2007	43
Vancouver	WA	4,223	—	2,969	—	2,969	4,223	7,192	(242)	1995	2007	36
Vancouver	WA	871	—	1,068	—	1,068	871	1,939	(57)	1997	2007	33

		379,980	26,073	35,833	1,585	37,418	406,053	443,471	(27,084)

Grand Total		$2,888,036	$200,147	$316,872	$1,585	$318,457	$3,088,183	$3,406,640	$(585,294)

(1)	Also represents the approximate cost for federal income tax purposes.

(2)	Gross amount at which land is carried at close of period also represents initial costs to the Company.

(3)	Real estate is security for notes payable in the aggregate of $25,685,179 at December 31, 2009.

(4)	Real estate is security for notes payable in the aggregate of $6,379,516 at December 31, 2009.

(5)	Real estate is security for notes payable in the aggregate of $25,611,462 at December 31, 2009.

(6)	Real estate is security for notes payable in the aggregate of $53,889,137 at December 31, 2009.

(7)	Real estate is security for notes payable in the aggregate of $13,617,061 at December 31, 2009.

(8)	Real estate is security for notes payable in the aggregate of $9,868,018 at December 31, 2009.

(9)	Real estate is security for notes payable in the aggregate of $2,582,517 at December 31, 2009.

(10)	Real estate is security for notes payable in the aggregate of $2,247,075 at December 31, 2009.

(11)	Real estate is security for notes payable in the aggregate of $2,626,882 at December 31, 2009.

(12)	Real estate is security for notes payable in the aggregate of $8,157,458 at December 31, 2009.

(13)	Real estate is security for notes payable in the aggregate of $8,785,735 at December 31, 2009.

(14)	Real estate is security for notes payable in the aggregate of $8,370,547 at December 31, 2009.

(15)	Real estate is security for notes payable in the aggregate of $6,000,000 at December 31, 2009.

(16)	Real estate is security for notes payable in the aggregate of $5,289,249 at December 31, 2009.

(17)	Real estate is security for notes payable in the aggregate of $6,600,000 at December 31, 2009.

(18)	Real estate is security for notes payable in the aggregate of $5,150,000 at December 31, 2009.

(19)	Real estate is security for notes payable in the aggregate of $5,109,219 at December 31, 2009.

(20)	Real estate is security for notes payable in the aggregate of $4,775,774 at December 31, 2009.

(21)	Real estate is security for notes payable in the aggregate of $6,342,688 at December 31, 2009.

(22)	Real estate is security for notes payable in the aggregate of $16,000,000 at December 31, 2009.

(23)	Real estate is security for notes payable in the aggregate of $2,155,356 at December 31, 2009.

(24)	Real estate is security for notes payable in the aggregate of $3,807,169 at December 31, 2009.

(25)	Real estate is security for notes payable in the aggregate of $1,567,104 at December 31, 2009.

(26)	Real estate is security for notes payable in the aggregate of $14,149,662 at December 31, 2009.

(27)	Real estate is security for notes payable in the aggregate of $2,870,208 at December 31, 2009.

(28)	Real estate is security for notes payable in the aggregate of $9,726,100 at December 31, 2009.

(29)	Real estate is security for notes payable in the aggregate of $9,813,982 at December 31, 2009.

(30)	Real estate is security for notes payable in the aggregate of $23,707,530 at December 31, 2009.

(31)	Real estate is security for notes payable in the aggregate of $46,352,315 at December 31, 2009.

(32)	Real estate is security for notes payable in the aggregate of $44,408,988 at December 31, 2009.

(33)	Real estate is security for notes payable in the aggregate of $12,663,819 at December 31, 2009.

(34)	Real estate is security for notes payable in the aggregate of $8,024,739 at December 31, 2009.

(35)	Real estate is security for notes payable in the aggregate of $20,994,567 at December 31, 2009.

(36)	Real estate is security for notes payable in the aggregate of $8,127,187 at December 31, 2009.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2009

	Real Estate	Accumulated
	Properties	Depreciation
	(Dollar amounts in thousands)

Balances at December 31, 2006	$2,848,787	$372,201
Acquisitions	661,801	92,325
Improvements and Construction	17,719	3,497
Sales and Transfers to Assets Held for Sale	(330,331)	(57,158)

Balances at December 31, 2007	3,197,976	410,865

Acquisitions	375,724	103,221
Improvements and Construction	45,544	4,147
Sales and Transfers to Assets Held for Sale	(219,031)	(28,121)

Balances at December 31, 2008	3,400,213	490,112

Acquisitions	—	—
Improvements and Construction	34,298	109,104
Sales and Transfers to Assets Held for Sale	(27,871)	(13,922)

Balances at December 31, 2009	$3,406,640	$585,294

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Portfolio Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2009, the company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2009 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nationwide Health Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationwide Health Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2009 of Nationwide Health Properties, Inc. and our report dated February 17, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Irvine, California
February 17, 2010

PART III

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is presented (i) under the captions “Executive Officers of the Company” and “Business Code of Conduct & Ethics” in Item 1 of this report, and (ii) in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2010, under the captions “Directors Standing for Election,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Stockholder Proposals for the 2011 Annual Meeting,” “Audit Committee” and “Board Composition,” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is presented under the captions “How are directors compensated?,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2010, and is incorporated herein by reference.

The information required by this item is presented under the caption “Equity Compensation Plans” in Item 5 of this report, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is presented under the captions “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Board Composition” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2010, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is presented under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 2010, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits

Exhibit No.	Description

2.1	Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 25, 2008, by and among the Company, Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(1)
2.2	First Amendment to Formation and Contribution Agreement and joint Escrow Instructions, dated as of March 10, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(2)
2.3	Due Diligence Waiver and Second Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 14, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.4	Third Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 26, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.4 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.5	Fourth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 28, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.6	Fifth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of April 22, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.7	Sixth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of May 12, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.7 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.

Exhibit No.		Description

2.8		Seventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 24, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.8 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.9		Eighth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of July 25, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.9 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.10		Ninth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of August 27, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.10 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.11		Tenth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.11 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.12		Eleventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 1, 2009, by and among the Company, PMB, and certain of PMB’s affiliates, filed as exhibit 2.1 to the Company’s Form 8-K dated June 1, 2009, and incorporated herein by this reference.
2.13		Twelfth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 1, 2010, by and among the Company, PMB, and certain of PMB’s affiliates, filed as 2.1 to the Company’s Form 8-K dated February 5, 2010, and incorporated herein by this reference.
3.1		Charter of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K dated August 1, 2008, and incorporated herein by this reference.
3.2		Bylaws of the Company, as amended and restated on February 10, 2009, filed as Exhibit 3.1 to the Company’s Form 8-K dated February 17, 2009, and incorporated herein by this reference.
4.1		Indenture dated as of August 19, 1997, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.
4.2		Indenture, dated July 14, 2006, between the Company and J.P. Morgan Trust Company, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.
4.3		Form of 6.50% Note Due 2011, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.
4.4		Specimen Common Stock Certificate, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-127366) dated August 9, 2005, and incorporated herein by this reference.
4.5		Indenture, dated October 19, 2007, between the Company and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Form 8-K dated October 19, 2007, and incorporated herein by this reference.
10.1		1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*
10.2		Form of Stock Option Agreement under the 1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001, filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10	.3(a)	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Appendix B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on March 24, 2005, and incorporated herein by this reference.*
10	.3(b)	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*

Exhibit No.		Description

10	.4(a)	Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by this reference.*
10	.4(b)	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.9 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.5		Amended and Restated Deferred Compensation Plan of the Company, dated October 28, 2008, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.6		Form of Amended and Restated Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.7 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.7		Form of Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10	.8(a)	Amended and Restated Credit Agreement, dated as of October 20, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by this reference.
10	.8(b)	First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company, the Lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 20 additional banks, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 18, 2006, and incorporated herein by this reference.
10.9		Form of Indemnity Agreement for certain officers and directors of the Company, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.*
10.10		Executive Employment Security Policy, as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*
10.11		Form of Change in Control Agreement with certain officers of the Company, filed as Exhibit 10.10 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.12		Retirement and Severance Agreement, dated April 16, 2004, by and between the Company and R. Bruce Andrews, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.*
10.13		Second Amended and Restated Employment Agreement, dated as of October 28, 2008, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.11 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.14		Separation Agreement, dated April 5, 2005, by and between the Company and Mark L. Desmond, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005, and incorporated herein by this reference.*
10.15		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10.16		Form of Stock Unit Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.3 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.17		Form of Stock Appreciation Rights Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.4 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.18		Form of Performance Share Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.5 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.19		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Abdo H. Khoury, filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*

Exhibit No.		Description

10.20		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Donald D. Bradley, filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10.21		Form of Restricted Stock Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, and incorporated herein by this reference.*
10	.22(a)	Master Lease Agreement, dated May 31, 2006, by and among the Company and the other entities listed on Schedule I thereto, filed as Exhibit 2.3 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.
10	.22(b)	First Amendment to Master Lease and Letter of Credit Agreement and Consent of Guarantor, dated June 29, 2006 by and among the Company, the entities listed on the signature pages thereto as “Tenant,” and Hearthstone Senior Services, L.P., filed as Exhibit 10.1 to the Company’s Form 8-K/A dated June 30, 2006, and incorporated herein by this reference.
10.23		Guaranty of Obligations, dated as of September 18, 2008, by and among Jeffrey L. Rush, Mark D. Toothacre, Elizabeth A. Powell, Kimberly B. Cochrane and Robert A. Rosenthal, as guarantors, and the Company, filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
10	.24(a)	Form of Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., filed as Exhibit T to the Formation and Contribution Agreement and Joint Escrow Instructions, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
10	.24(b)	First Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of May 12, 2008, filed as Exhibit 10.29(b) to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
10	.24(c)	Second Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of February 9, 2009, filed as Exhibit 10.29(c) to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
10	.24(d)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of February 1, 2010.
10.25		Amended and Restated Pipeline Property Agreement, dated effective as of February 1, 2010, by and among, the Company, NHP/PMB L.P., PMB LLC and PMB Real Estate Services.
12		Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP.
31		Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.
32		Section 1350 Certifications of CEO and CFO.

(1)	Exhibits D, E, P-2, V-1, V-2, W, X, Y and BB have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

(2)	Exhibit V-1 has been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ Douglas M. Pasquale
Douglas M. Pasquale
Chairman of the Board of Directors and
President and Chief Executive Officer

Dated: February 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas M. Pasquale Douglas M. Pasquale	Chairman and President and Chief Executive Officer	February 17, 2010

/s/ Abdo H. Khoury Abdo H. Khoury	Executive Vice President and Chief Financial and Portfolio Officer (Principal Financial and Accounting Officer)	February 17, 2010

/s/ R. Bruce Andrews R. Bruce Andrews	Director	February 17, 2010

/s/ David R. Banks David R. Banks	Director	February 17, 2010

/s/ William K. Doyle William K. Doyle	Director	February 17, 2010

/s/ Richard I. Gilchrist Richard I. Gilchrist	Director	February 17, 2010

/s/ Charles D. Miller Charles D. Miller	Director	February 17, 2010

/s/ Robert D. Paulson Robert D. Paulson	Director	February 17, 2010

/s/ Jeffrey L. Rush Jeffrey L. Rush	Director	February 17, 2010

/s/ Keith P. Russell Keith P. Russell	Director	February 17, 2010

/s/ Jack D. Samuelson Jack D. Samuelson	Director	February 17, 2010

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 25, 2008, by and among the Company, Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(1)
2.2	First Amendment to Formation and Contribution Agreement and joint Escrow Instructions, dated as of March 10, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(2)
2.3	Due Diligence Waiver and Second Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 14, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.4	Third Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 26, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.4 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.5	Fourth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 28, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.6	Fifth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of April 22, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.7	Sixth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of May 12, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.7 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.8	Seventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 24, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.8 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.9	Eighth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of July 25, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.9 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.10	Ninth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of August 27, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.10 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.11	Tenth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.11 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.12	Eleventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 1, 2009, by and among the Company, PMB, and certain of PMB’s affiliates, filed as exhibit 2.1 to the Company’s Form 8-K dated June 1, 2009, and incorporated herein by this reference.
2.13	Twelfth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 1, 2010, by and among the Company, PMB, and certain of PMB’s affiliates, filed as 2.1 to the Company’s Form 8-K dated February 5, 2010, and incorporated herein by this reference.
3.1	Charter of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K dated August 1, 2008, and incorporated herein by this reference.

Exhibit No.		Description

3.2		Bylaws of the Company, as amended and restated on February 10, 2009, filed as Exhibit 3.1 to the Company’s Form 8-K dated February 17, 2009, and incorporated herein by this reference.
4.1		Indenture dated as of August 19, 1997, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.
4.2		Indenture, dated July 14, 2006, between the Company and J.P. Morgan Trust Company, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.
4.3		Form of 6.50% Note Due 2011, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.
4.4		Specimen Common Stock Certificate, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-127366) dated August 9, 2005, and incorporated herein by this reference.
4.5		Indenture, dated October 19, 2007, between the Company and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Form 8-K dated October 19, 2007, and incorporated herein by this reference.
10.1		1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*
10.2		Form of Stock Option Agreement under the 1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001, filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10	.3(a)	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Appendix B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on March 24, 2005, and incorporated herein by this reference.*
10	.3(b)	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10	.4(a)	Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by this reference.*
10	.4(b)	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.9 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.5		Amended and Restated Deferred Compensation Plan of the Company, dated October 28, 2008, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.6		Form of Amended and Restated Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.7 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.7		Form of Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10	.8(a)	Amended and Restated Credit Agreement, dated as of October 20, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by this reference.
10	.8(b)	First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company, the Lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 20 additional banks, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 18, 2006, and incorporated herein by this reference.
10.9		Form of Indemnity Agreement for certain officers and directors of the Company, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.*
10.10		Executive Employment Security Policy, as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*

Exhibit No.		Description

10.11		Form of Change in Control Agreement with certain officers of the Company, filed as Exhibit 10.10 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.12		Retirement and Severance Agreement, dated April 16, 2004, by and between the Company and R. Bruce Andrews, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.*
10.13		Second Amended and Restated Employment Agreement, dated as of October 28, 2008, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.11 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.14		Separation Agreement, dated April 5, 2005, by and between the Company and Mark L. Desmond, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005, and incorporated herein by this reference.*
10.15		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10.16		Form of Stock Unit Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.3 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.17		Form of Stock Appreciation Rights Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.4 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.18		Form of Performance Share Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.5 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.19		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Abdo H. Khoury, filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10.20		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Donald D. Bradley, filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10.21		Form of Restricted Stock Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, and incorporated herein by this reference.*
10	.22(a)	Master Lease Agreement, dated May 31, 2006, by and among the Company and the other entities listed on Schedule I thereto, filed as Exhibit 2.3 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.
10	.22(b)	First Amendment to Master Lease and Letter of Credit Agreement and Consent of Guarantor, dated June 29, 2006 by and among the Company, the entities listed on the signature pages thereto as “Tenant,” and Hearthstone Senior Services, L.P., filed as Exhibit 10.1 to the Company’s Form 8-K/A dated June 30, 2006, and incorporated herein by this reference.
10.23		Guaranty of Obligations, dated as of September 18, 2008, by and among Jeffrey L. Rush, Mark D. Toothacre, Elizabeth A. Powell, Kimberly B. Cochrane and Robert A. Rosenthal, as guarantors, and the Company, filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
10	.24(a)	Form of Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., filed as Exhibit T to the Formation and Contribution Agreement and Joint Escrow Instructions, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
10	.24(b)	First Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of May 12, 2008, filed as Exhibit 10.29(b) to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
10	.24(c)	Second Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of February 9, 2009, filed as Exhibit 10.29(c) to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.

Exhibit No.		Description

10	.24(d)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of February 1, 2010.
10.25		Amended and Restated Pipeline Property Agreement, dated effective as of February 1, 2010, by and among, the Company, NHP/PMB L.P., PMB LLC and PMB Real Estate Services.
12		Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP.
31		Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.
32		Section 1350 Certifications of CEO and CFO.

(1)	Exhibits D, E, P-2, V-1, V-2, W, X, Y and BB have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

(2)	Exhibit V-1 has been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.