Form 10-Q
period 2010-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2010-05-06
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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
Common stock, $0.10 par value, outstanding at May 6, 2010: 119,797,061

NATIONWIDE HEALTH PROPERTIES, INC.
FORM 10-Q
MARCH 31, 2010

Part I. Financial Information

Item 1.	Financial Statements
NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate:
Land	$317,531	$318,457
Buildings and improvements	3,346,489	3,088,183

	3,664,020	3,406,640
Less accumulated depreciation	(606,231)	(585,294)

	3,057,789	2,821,346
Mortgage loans receivable, net	197,271	110,613
Mortgage loan receivable from related party	—	47,500
Investments in unconsolidated joint ventures	47,797	51,924

	3,302,857	3,031,383
Cash and cash equivalents	210,590	382,278
Receivables, net	8,750	6,605
Intangible assets	150,120	93,657
Other assets	141,327	133,152

	$3,813,644	$3,647,075

LIABILITIES AND EQUITY
Unsecured senior credit facility	$—	$—
Senior notes	991,633	991,633
Notes and bonds payable	535,950	431,456
Accounts payable and accrued liabilities	125,244	132,915

Total liabilities	1,652,827	1,556,004
Redeemable OP unitholder interests	77,557	57,335
Commitments and contingencies
Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, none and 513,644 shares issued and outstanding at March 31, 2010 and December 31, 2009, stated at liquidation preference of $100 per share	—	51,364
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 118,184,009 and 114,320,786 at March 31, 2010 and December 31, 2009, respectively	11,818	11,432
Capital in excess of par value	2,225,737	2,128,843
Cumulative net income	1,736,708	1,705,279
Accumulated other comprehensive loss	(1,385)	(823)
Cumulative dividends	(1,915,071)	(1,862,996)

Total NHP stockholders’ equity	2,057,807	2,033,099
Noncontrolling interests	25,453	637

Total equity	2,083,260	2,033,736

	$3,813,644	$3,647,075

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per
	share amounts)
Revenue:
Triple-net lease rent	$74,214	$74,095
Medical office building operating rent	21,251	16,653

	95,465	90,748
Interest and other income	6,963	6,335

	102,428	97,083

Expenses:
Interest expense	23,590	24,071
Depreciation and amortization	31,969	30,832
General and administrative	6,984	6,931
Acquisition costs	1,443	—
Medical office building operating expenses	8,647	6,834

	72,633	68,668

Operating income	29,795	28,415
Income from unconsolidated joint ventures	1,347	1,013
Gain on debt extinguishment	75	—

Income from continuing operations	31,217	29,428

Discontinued operations:
Gains on sale of facilities, net	22	21,152
Income from discontinued operations	—	53

	22	21,205

Net income	31,239	50,633
Net loss (income) attributable to noncontrolling interests	190	(27)

Net income attributable to NHP	31,429	50,606
Preferred stock dividends	—	(1,452)

Net income attributable to NHP common stockholders	$31,429	$49,154

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.27
Discontinued operations attributable to NHP common stockholders	—	0.21

Net income attributable to NHP common stockholders	$0.27	$0.48

Basic weighted average shares outstanding	117,048	102,355

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.26	$0.27
Discontinued operations attributable to NHP common stockholders	—	0.20

Net income attributable to NHP common stockholders	$0.26	$0.47

Diluted weighted average shares outstanding	119,466	104,408

Dividends declared per share	$0.44	$0.44

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	NHP Stockholders’ Equity
							Accumulated
					Capital in		other
	Preferred Stock		Common stock		excess of	Cumulative	comprehensive	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par value	net income	(loss) income	dividends	interests	equity
Balances at December 31, 2009	514	$51,364	114,321	$11,432	$2,128,843	$1,705,279	$(823)	$(1,862,996)	$637	$2,033,736
Comprehensive income:
Net income	—	—	—	—	—	31,429	—	—	(190)	31,239
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(126)	—	—	(126)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(436)	—	—	(436)

Comprehensive income										30,677
Conversion/redemption of preferred stock	(514)	(51,364)	2,315	231	51,041	—	—	—	—	(92)
Issuance of common stock, net	—	—	1,548	155	45,821	—	—	—	—	45,976
Amortization of stock-based compensation	—	—	—	—	1,594	—	—	—	—	1,594
Common dividends	—	—	—	—	—	—	—	(52,075)	—	(52,075)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(1,562)	—	—	—	—	(1,562)
Noncash contributions from noncontrolling interests	—	—	—	—	—	—	—	—	25,289	25,289
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(283)	(283)

Balances at March 31, 2010	—	$—	118,184	$11,818	$2,225,737	$1,736,708	$(1,385)	$(1,915,071)	$25,453	$2,083,260

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$31,239	$50,633
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	31,969	31,123
Stock-based compensation	1,594	1,573
Gain on re-measurement of equity interest upon acquisition, net	(620)	—
Gains on sale of facilities, net	(22)	(21,152)
Gain on debt extinguishment	(75)	—
Amortization of deferred financing costs	719	703
Mortgage and other loan premium amortization	—	19
Straight-line rent	(1,733)	(1,621)
Equity in earnings from unconsolidated joint ventures	(286)	5
Distributions of income from unconsolidated joint ventures	258	201
Changes in operating assets and liabilities:
Receivables	(1,706)	(525)
Intangible and other assets	(210)	(987)
Accounts payable and accrued liabilities	(17,394)	(16,063)

Net cash provided by operating activities	43,733	43,909

Cash flows from investing activities:
Acquisition of real estate and related assets and liabilities	(65,056)	(8,583)
Proceeds from sale of real estate facilities	—	36,284
Investment in mortgage and other loans receivable	(140,437)	(13,179)
Principal payments on mortgage and other loans receivable	1,270	5,445
Contributions to unconsolidated joint ventures	—	(110)
Distributions from unconsolidated joint ventures	751	559

Net cash (used in) provided by investing activities	(203,472)	20,416

Cash flows from financing activities:
Repayment of senior notes	—	(27,000)
Issuance of notes and bonds payable	—	6,862
Principal payments on notes and bonds payable	(5,020)	(1,652)
Issuance of common stock, net	45,875	3,309
Redemption of preferred stock	(92)	—
Distributions to noncontrolling interests	(283)	(364)
Distributions to redeemable OP unitholders	(370)	(682)
Dividends paid	(51,979)	(46,681)
Payment of deferred financing costs	(80)	(82)

Net cash used in financing activities	(11,949)	(66,290)

Decrease in cash and cash equivalents	(171,688)	(1,965)
Cash and cash equivalents, beginning of period	382,278	82,250

Cash and cash equivalents, end of period	$210,590	$80,285

Supplemental schedule of cash flow information:
Non-cash investing activities:
Assumption of debt upon acquisition of real estate	$109,514	$—

Retirement of mortgage loan receivable upon acquisition of real estate	$47,500	$—

Capital contributions from noncontrolling interests upon acquisition of real estate	$25,289	$—

Issuance of redeemable OP units upon acquisition of real estate	$18,986	$—

Issuance of mortgage loan receivable upon sale of real estate	$6,258	$—

Non-cash financing activities:
Conversion of preferred stock to common stock	$51,272	$—

Adjust redeemable OP unitholder interest to current redemption value	$1,562	$—

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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
We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the three months ended March 31, 2010, approximately 93% of our revenues were derived from leases, with the remaining 7% from mortgage loans, other financing activities and other miscellaneous income.
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
As of March 31, 2010, we had investments in 606 healthcare facilities and one land parcel located in 43 states, consisting of:
Consolidated facilities:
•	251 assisted and independent living facilities;
•	167 skilled nursing facilities;
•	9 continuing care retirement communities;
•	7 specialty hospitals;
•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture (see Note 5); and
•	67 multi-tenant medical office buildings, 20 of which are operated by consolidated joint ventures (see Note 5).
Unconsolidated facilities:
•	19 assisted and independent living facilities;
•	14 skilled nursing facilities; and
•	1 continuing care retirement community.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Mortgage loans secured by:
•	26 medical office buildings;
•	16 skilled nursing facilities;
•	9 assisted and independent living facilities;
•	1 continuing care retirement community; and
•	1 land parcel.
As of March 31, 2010, our directly owned facilities, other than our multi-tenant medical office buildings, were operated by 84 different healthcare providers, including the following publicly traded companies:

Number of
Facilities
Operated
• Assisted Living Concepts, Inc.	4
• Brookdale Senior Living, Inc.	96
• Emeritus Corporation	6
• Extendicare, Inc.	1
• HealthSouth Corporation	2
• Kindred Healthcare, Inc.	1
• Sun Healthcare Group, Inc.	4
Two of our triple-net lease tenants each accounted for more than 10% of our revenues at March 31, 2010 as follows:

• Brookdale Senior Living, Inc.	14.3%
• Hearthstone Senior Services, L.P.	10.1%
2. Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature. Certain items in prior period financial statements have been reclassified to conform to current year presentation, including those required by the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment (“ASC 360”), which require the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest to be removed from income from continuing operations and reported as discontinued operations. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results for a full year.
We have evaluated events subsequent to March 31, 2010 for their impact on our condensed consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Principles of Consolidation
The condensed consolidated financial statements include our accounts, the accounts of our wholly-owned subsidiaries and the accounts of our joint ventures that are controlled through voting rights or other means. We apply the provisions of ASC Topic 810, Consolidation (“ASC 810”), for arrangements with variable interest entities (“VIEs”) and would consolidate those VIEs where we are the primary beneficiary. All material intercompany accounts and transactions have been eliminated.
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
Revenue Recognition
Rental income from operating leases is recognized in accordance with the provisions of ASC Topic 840, Leases, and ASC Topic 605, Revenue Recognition. Our leases generally contain annual rent escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. Certain leases contain rent escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.
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
We recorded $1.7 million and $1.6 million of revenues in excess of cash received during the three months ended March 31, 2010 and 2009, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our consolidated balance sheets of $29.3 million at March 31, 2010 and $27.5 million at December 31, 2009, net of reserves of $108.2 million and $108.3 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could be less than amounts currently recorded.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Gains on Sale of Facilities
We recognize sales of facilities upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the requirements of gain recognition on sale of real estate under the provisions of ASC 360 are met, including: the collectability of the sales price is reasonably assured; we have received adequate initial investment from the buyer; we are not obligated to perform significant activities after the sale to earn the gain; and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy these requirements. Gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. We had $15.3 million of such deferred gains at March 31, 2010 and December 31, 2009. All other gains are included in discontinued operations.
Asset Impairment
We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC 360. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. The evaluation of the undiscounted cash flows from the expected use of the property is highly subjective and is based in part on various factors and assumptions, including, but not limited to, historical operating results, available market information and known trends and market/economic conditions that may affect the property, as well as estimates of future operating income, occupancy, rental rates, leasing demand and competition. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs.
We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in an unconsolidated joint venture may exceed the fair value. If it is determined that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.
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
No impairment charges were recorded during the three months ended March 31, 2010 or 2009.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Collectability of Receivables
We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $14.3 million at March 31, 2010 and $12.7 million at December 31, 2009.
Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, which require stock-based compensation awards to be valued at the fair value on the date of grant and amortized as an expense over the vesting period and require any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income reflects stock-based compensation expense of $1.6 million for each of the three months ended March 31, 2010 and 2009.
Land, Buildings and Improvements and Depreciation and Useful Lives of Assets
We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $27.8 million and $25.5 million for the three months ended March 31, 2010 and 2009, respectively.
We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Certain transaction costs that have historically been capitalized as acquisition costs are expensed for business combinations completed on or after January 1, 2009, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels. During the three months ended March 31, 2010, we incurred $1.4 million of acquisition costs that are included on our consolidated income statements.
The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property was vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90% of the total property value. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our consolidated balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments with original maturities of three months or less when purchased.
Deferred Financing Costs
Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Deferred financing cost amortization is included in the caption “Interest expense” on our consolidated income statements.
Derivatives
In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We endeavor to limit these risks by following established risk management policies, procedures and strategies, including, on occasion, the use of derivative instruments. We do not use derivative instruments for trading or speculative purposes.
Derivative instruments are recorded on our consolidated balance sheets as assets or liabilities based on each instrument’s fair value. Changes in the fair value of derivative instruments are recognized currently in earnings, unless the derivative instrument meets the criteria for hedge accounting contained in ASC Topic 815, Derivatives and Hedging (“ASC 815”). If the derivative instruments meet the criteria for a cash flow hedge, the gains and losses recognized upon changes in the fair value of the derivative instrument are recorded in other comprehensive income. Gains and losses on a cash flow hedge are reclassified into earnings when the forecasted transaction affects earnings. A contract that is designated as a hedge of an anticipated transaction which is no longer likely to occur is immediately recognized in earnings.
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
Redeemable Limited Partnership Unitholders
NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in February 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of ASC 810, as our wholly owned subsidiary is the general partner and exercises control. As of March 31, 2010 and December 31, 2009, third party investors owned 2,206,465 and 1,629,752 Class A limited partnership units in NHP/PMB (“OP Units”), respectively, which represented 34.7% and 53.9% of the total units outstanding at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, 575,326 and 1,788 OP Units were issued by NHP/PMB in connection with acquisitions and under terms of an agreement with Pacific Medical Buildings and certain of its affiliates, respectively (see Note 5). After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. Since we are obligated to register the shares, the redeemable OP unitholder interests are classified outside of permanent equity on our consolidated balance sheets. During the three months ended March 31, 2010, 401 OP Units were converted into 401 shares of our common stock. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. At March 31, 2010, the fair value of the OP Units exceeded the cost basis by $1.6 million, and the adjustment was recorded through capital in excess of par value. The value of the OP Units held by redeemable OP unitholder interests was $77.6 million and $57.3 million at March 31, 2010 and December 31, 2009, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Noncontrolling Interests
We have three consolidated joint ventures in which we have equity interests, ranging from 71% to 95%, in nine multi-tenant medical office buildings (see Note 5).
NHP/PMB has equity interests, ranging from 50% to 69%, in three joint ventures which each own one multi-tenant medical office building (see Note 5). The joint ventures are consolidated by NHP/PMB, and we consolidate NHP/PMB in our consolidated financial statements.
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
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. The hierarchy is as follows:
•	Level 1 — quoted prices for identical instruments in active markets.
•	Level 2 — observable inputs other than Level 1 inputs, including quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and other derived valuations with significant inputs or value drivers that are observable or can be corroborated by observable inputs in active markets.
•	Level 3 — unobservable inputs or derived valuations with significant inputs or value drivers that are unobservable.
Fair value measurements at March 31, 2010 are as follow:

	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets	$4,723	$4,723	$—	$—
Financial liabilities	(4,723)	(4,723)	—	—
Redeemable OP unitholder interests	77,557	—	77,557	—

	$77,557	$—	$77,557	$—

OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. As such, the fair value of OP Units outstanding at March 31, 2010 is based on the closing price of our common stock on March 31, 2010, which was $35.15 per share.
The provisions of ASC Topic 825, Financial Instruments, provide companies with an option to report selected financial assets and liabilities at fair value and establish presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We have not elected to apply the fair value option to any specific financial assets or liabilities.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The table below details the book value and fair value for mortgage and other loans receivable and the components of long-term debt at March 31, 2010. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$216,589	$216,349
Other loans receivable	$71,326	$67,049
Unsecured senior credit facility	$—	$—
Senior notes	$991,633	$1,067,918
Notes and bonds payable	$535,950	$532,376
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
We apply the provisions of ASC Topic 260, Earnings per Share, which require that the two-class method of computing basic earnings per share be applied when there are unvested share-based payment awards that contain rights to nonforfeitable dividends outstanding during a reporting period. These participating securities share in undistributed earnings with common stockholders for purposes of calculating basic earnings per share.
Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), which was redeemed on January 18, 2010 (see Note 10) and/or OP Units. The dilutive effect of stock options and other share-settled compensation plans that do not contain rights to nonforfeitable dividends is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.
Impact of New Accounting Standards Updates
In June 2009, the FASB updated ASC 810 to require ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with VIEs are also required under the provisions of ASC 810. These requirements became effective January 1, 2010. The adoption of these requirements did not have a material impact on our results of operations or financial position.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 became effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 has not and is not expected to have a material impact on our results of operations or financial position.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855, Subsequent Events, to require SEC registrants and conduit bond obligors to evaluate subsequent events through the date that the financial statements are issued, however, SEC registrants are exempt from disclosing the date through which subsequent events have been evaluated. All other entities are required to evaluate subsequent events through the date that the financial statements are available to be issued and must disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance for all entities except conduit debt obligors. The adoption of ASU 2010-09 did not have an impact on our results of operations or financial position.
3. Real Estate Properties
At March 31, 2010, we had direct ownership of:
•	251 assisted and independent living facilities;
•	167 skilled nursing facilities;
•	9 continuing care retirement communities;
•	7 specialty hospitals;
•	19 triple-net medical office buildings, one of which is operated by a consolidated joint venture (see Note 5); and
•	67 multi-tenant medical office buildings, 20 of which are operated by consolidated joint ventures (see Note 5).
We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of March 31, 2010, approximately 84% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of March 31, 2010, leases covering 457 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $72.2 million. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of March 31, 2010, leases covering 339 facilities contained provisions for property tax impounds, and leases covering 208 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.
During the three months ended March 31, 2010, we acquired the remaining 55.05% interest in PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB) (see Note 6).

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the three months ended March 31, 2010, we funded $3.7 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2010, we had committed to fund additional expansions, construction and capital improvements of $108.8 million. During the three months ended March 31, 2010, we also funded $0.2 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the three months ended March 31, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community (see Note 4) to the tenant of the facility. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets (see Note 4). As we have a continuing interest in the facility, operating results from the facility are included in income from continuing operations on our consolidated income statements.
No impairment charges were recorded on our real estate properties during the three months ended March 31, 2010 or 2009.
4. Mortgage Loans Receivable
At March 31, 2010, we held 15 mortgage loans receivable secured by 26 medical office buildings, 16 skilled nursing facilities, nine assisted and independent living facilities, one continuing care retirement community and one land parcel. At March 31, 2010, the mortgage loans receivable had an aggregate principal balance of $216.6 million and are reflected in our consolidated balance sheets net of aggregate deferred gains totaling $19.3 million, with individual outstanding principal balances ranging from $0.7 million to $80.1 million and maturities ranging from 2010 to 2024.
During the three months ended March 31, 2010, we funded one mortgage loan secured by 26 medical office buildings in the amount of $80.1 million.
During the three months ended March 31, 2010, we also funded $6.8 million and $52.8 million under loans to our consolidated joint ventures with PMB Gilbert LLC and PMB Pasadena LLC, respectively (see Note 5). As we consolidate these joint ventures, these balances have been eliminated for purposes of our consolidated financial statements.
During the three months ended March 31, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community (see Note 3). We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.2 million subsequent to the sale.
As of February 1, 2010, we acquired the multi-tenant medical office building which served as collateral for our $47.5 million mortgage loan from a related party, and as a result, the loan was retired (see Notes 5 and 18).
In 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc. (“Brookdale”), under which we became a lender with a commitment of $2.9 million under their $75.0 million revolving loan facility. The revolving loan facility was terminated as of February 23, 2010. There was no balance outstanding at the date of termination.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Medical Office Building Joint Ventures
NHP/Broe, LLC and NHP/Broe II, LLC
On August 21, 2009, we acquired for $4.3 million the 10% and 5% noncontrolling interests held by The Broe Companies in NHP/Broe, LLC (“Broe I”) and NHP/Broe II, LLC (“Broe II”), respectively. As a result of this acquisition, we now have direct ownership of the 36 multi-tenant medical office buildings located in nine states previously owned by Broe I and Broe II. Activity subsequent to August 21, 2009 related to these facilities is included in our consolidated activity for wholly owned real estate properties (see Note 3). Prior to our acquisition of Broe’s interests, we consolidated both joint ventures in our consolidated financial statements in accordance with ASC 810.
McShane/NHP JV, LLC
In December 2007, we entered into a joint venture with McShane called McShane/NHP JV, LLC (“McShane/NHP”) to invest in multi-tenant medical office buildings. We hold a 95% equity interest in the joint venture and McShane holds a 5% equity interest. McShane is the managing member of McShane/NHP, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies.
Cash distributions from McShane/NHP are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture. No cash distributions were made during the three months ended March 31, 2010.
At March 31, 2010, McShane/NHP owned seven multi-tenant medical office buildings located in one state.
During the three months ended March 31, 2010, McShane/NHP funded $0.1 million in capital and tenant improvements at certain facilities.
All intercompany balances with McShane/NHP have been eliminated for purposes of our consolidated financial statements.
NHP/PMB L.P.
In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. Under the Contribution Agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). During 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied. As a result of the elimination of these six properties, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million, of which $2.7 million was payable to Pacific Medical Buildings LLC.
As of February 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated one of the six properties that were previously eliminated from the Contribution Agreement. NHP/PMB acquired such multi-tenant medical office building for $74.0 million, which was paid in a combination of cash and the issuance of 301,599 OP Units with a fair value at the date of issuance of $10.0 million. As a result of such acquisition, we retired our $47.5 million mortgage loan from a related party to which such acquired medical office building had served as collateral (see Note 18). Additionally, as of February 1, 2010, we acquired a majority ownership interest in a joint venture which owns one multi-tenant medical office building (see NHP/PMB Gilbert LLC below), amended and restated our agreement with NHP/PMB, PMB LLC and PMB Real Estate Services LLC (“PMBRES”) as described below and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB of a medical office building currently in development (see Note 18). In connection with these transactions, NHP/PMB entered into a Third Amendment to the Amended and Restated Agreement of Limited Partnership, which, among other things, authorized NHP/PMB to acquire properties affiliated with Pacific Medical Buildings LLC pursuant to agreements other than the Contribution Agreement.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated another two of the six properties that were previously eliminated from the Contribution Agreement. NHP/PMB acquired a 65% interest in a joint venture which is consolidated by NHP/PMB that owns one of the two multi-tenant medical office buildings valued at $79.9 million. The acquisition was paid in a combination of cash, the assumption of $48.1 million of mortgage financing and the issuance of 152,238 OP Units with a fair value at the date of issuance of $5.0 million. NHP/PMB acquired a 69% interest in a joint venture which is consolidated by NHP/PMB that owns the second multi-tenant medical office building valued at $69.3 million. The acquisition was paid in a combination of cash, the assumption of $50.2 million of mortgage financing and the issuance of 121,489 OP Units with a fair value at the date of issuance of $4.0 million. Additionally, as of March 1, 2010, we acquired the remaining interest in PMB SB (see Note 6).
The amendment to the Contribution Agreement dated as of March 1, 2010 also eliminated one of the two remaining properties from the Contribution Agreement, however, we concurrently entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) to acquire this property (see NHP/PMB Pasadena LLC below). As a result of the elimination of this property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (the “Premium Adjustment”), of which $1.9 million was payable to Pacific Medical Buildings LLC in cash. The portion of the Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.1 million in cash and the issuance of 1,788 additional OP Units with an aggregate value of $57,000. As a result of the payment, we received an additional 4,514 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million (the “Future Premium Adjustment”) which has been accrued at March 31, 2010 and of which a portion would be payable to Pacific Medical Buildings LLC.
Under the terms of the Contribution Agreement, a portion of the consideration for the multi-tenant medical office buildings is to be paid in the form of OP Units. After a one-year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock, initially on a one-for-one basis. During the three months ended March 31, 2010, 401 OP Units were converted into 401 shares of our common stock. At March 31, 2010, 1,626,800 of the remaining OP Units had been outstanding for one year or longer and were exchangeable for cash of $57.2 million. During the three months ended March 31, 2010, cash distributions from NHP/PMB of $0.4 million were made to OP unitholders.
Additionally, we have entered into an agreement with NHP/PMB, PMB LLC and PMBRES (see Note 6) pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. As of February 1, 2010, this agreement was amended and restated to provide NHP/PMB with the option to acquire medical office buildings developed in the future through a joint venture between NHP and PMB LLC, obligate us to provide or arrange financing for approved developments and provide us with improved terms, including preferred returns, a reduction in PMB LLC’s promote interest and acquisition pricing determined at the time of acquisition rather that at the pre-development stage.
During the three months ended March 31, 2010, NHP/PMB funded $0.1 million in capital and tenant improvements at certain facilities.
All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.
NHP/PMB Gilbert LLC
As of February 1, 2010, we entered into a joint venture with PMB Gilbert LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Gilbert LLC (“Gilbert JV”) to acquire a multi-tenant medical office building. PMB Gilbert LLC contributed the multi-tenant medical office building to Gilbert JV, and we contributed $6.3 million in cash. Additionally, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at March 31, 2010. We hold a 71.17% equity interest in the joint venture and PMB Gilbert LLC holds a 28.83% equity interest. PMB Gilbert LLC is the managing member of Gilbert JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of February 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Gilbert LLC, NHP/PMB may in the future acquire Gilbert JV if certain conditions are met.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could be recording more or less income than the joint venture has generated or more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. No cash distributions were made during the three months ended March 31, 2010.
All intercompany balances with Gilbert JV have been eliminated for purposes of our consolidated financial statements.
NHP/PMB Pasadena LLC
As of March 1, 2010, we entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Pasadena LLC (“Pasadena JV”) to acquire a multi-tenant medical office building. PMB Pasadena LLC contributed the multi-tenant medical office building to Pasadena JV, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), of which $49.8 million has been funded, and a $3.0 million mezzanine loan at an interest rate of 15.00%, both of which remain outstanding at March 31, 2010. We hold a 71% equity interest in the joint venture and PMB Pasadena LLC holds a 29% equity interest. PMB Pasadena LLC is the managing member of Pasadena JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of March 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Pasadena LLC, NHP/PMB may in the future acquire Pasadena JV if certain conditions are met.
Net income or loss is allocated between the partners in the joint venture based on the HLBV method. No cash distributions were made during the three months ended March 31, 2010.
All intercompany balances with Pasadena JV have been eliminated for purposes of our consolidated financial statements.
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
At March 31, 2010, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During January 2008, the joint venture entered into an interest rate swap contract that is designated as effectively hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at March 31, 2010 and December 31, 2009 was $9.9 million and $8.2 million, respectively, which is included in accrued liabilities on the joint venture’s balance sheet.
Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. During the three months ended March 31, 2010, we received distributions of $0.7 million from the joint venture. In addition to our share of the income, we receive a monthly management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement. During the three months ended March 31, 2010 and 2009, we earned management fees of $1.1 million and $1.0 million, respectively. During each of the three months ended March 31, 2010 and 2009, our share of the net income was $0.2 million.
PMB Real Estate Services LLC
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1.0 million at closing, and we will make additional payments on or before March 31, 2010 and 2011 equal to six times the normalized net operating profit of PMBRES for 2009 and 2010, respectively (in each case, less the amount of all prior payments). During 2009, PMBRES had a normalized net operating loss, and as such, no additional payment was made during the three months ended March 31, 2010. PMBRES provides property management services for 32 multi-tenant medical office buildings that we own or in which we have an ownership interest. During the three months ended March 31, 2010, our share of the net income was $28,000. During the three months ended March 31, 2009, our share of the net loss was $0.2 million.
PMB SB 399-401 East Highland LLC
In August 2008, we acquired from PMB SB (an entity affiliated with Pacific Medical Buildings LLC) a 44.95% interest in an entity that owned two multi-tenant medical office buildings for $3.5 million. As of March 1, 2010, we acquired the remaining 55.05% interest in PMB SB. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB). Prior to the acquisition, our investment in PMB SB was $3.0 million which was accounted for under the equity method. In connection with the acquisition, we re-measured our previously held equity interest at the acquisition date fair value based on an independent consultant’s report and recognized a net gain on the re-measurement of $0.6 million which is included in the caption “Interest and other income” on our consolidated income statements. Subsequent activity related to these facilities is included in our consolidated activity for wholly owned real estate properties (see Note 3).
During the period from January 1, 2010 to February 28, 2010, we received distributions of $0.1 million from PMB SB. During the period from January 1, 2010 to February 28, 2010, our share of the net income was $12,000. During the three months ended March 31, 2009, our share of the net income was $21,000.
7. Intangible Assets and Liabilities
Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. At March 31, 2010 and December 31, 2009, the gross balance of intangible lease assets was $187.8 million and $130.0 million, respectively. At March 31, 2010 and December 31, 2009, the accumulated amortization of intangible lease assets was $37.7 million and $36.3 million, respectively. Intangible liabilities include below market tenant and ground lease intangible liabilities. At March 31, 2010 and December 31, 2009, we had $18.9 million and $18.3 million, respectively, of gross intangible liabilities recorded under the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. At March 31, 2010 and December 31, 2009, the accumulated amortization of intangible liabilities was $4.0 million and $3.9 million, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three months ended March 31, 2010 and 2009, medical office building operating rent included $0.1 million and $0.2 million, respectively, from the amortization of above/below market lease intangibles. For the three months ended March 31, 2010 and 2009, expenses included $4.0 million and $5.1 million, respectively, from the amortization of other intangible lease assets and liabilities.
8. Other Assets
At March 31, 2010 and December 31, 2009, other assets consisted of:

	March 31,	December 31,
	2010	2009
	(In thousands)
Other receivables, net of reserves of $4.2 million at March 31, 2010 and December 31, 2009	$67,152	$68,535
Straight-line rent receivables, net of reserves of $108.2 million and $108.3 million at March 31, 2010 and December 31, 2009, respectively	29,279	27,450
Deferred financing costs	11,436	11,366
Capitalized lease and loan origination costs	2,247	2,418
Investments and restricted funds	13,911	9,545
Prepaid ground leases	12,993	10,051
Other	4,309	3,787

	$141,327	$133,152

Included in other receivables at both March 31, 2010 and December 31, 2009, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million due in March 2012 and April 2012, respectively.
Investments are recorded at fair value using quoted market prices.
9. Debt
Unsecured Senior Credit Facility
At March 31, 2010, we had no balance outstanding on our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at March 31, 2010) or applicable LIBOR plus 0.70% (0.95% at March 31, 2010). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The credit facility matures on December 15, 2010. The maturity date may be extended by one additional year at our discretion. As of March 31, 2010, we were in compliance with all covenants under the credit facility.
Senior Notes
The aggregate principal amount of notes outstanding at March 31, 2010 was $991.6 million. At March 31, 2010, the weighted average interest rate on the notes was 6.47% and the weighted average maturity was 4.7 years.
Notes and Bonds Payable
The aggregate principal amount of notes and bonds payable at March 31, 2010 was $536.0 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 1.08% to 8.63% and are secured by real estate properties with an aggregate net book value as of March 31, 2010 of $799.2 million. At March 31, 2010, the weighted average interest rate on the notes and bonds payable was 5.35% and the weighted average maturity was 6.7 years.
During the three months ended March 31, 2010, we assumed mortgages as part of certain acquisitions totaling $109.5 million.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the three months ended March 31, 2010, we repaid at maturity $2.9 million of fixed rate secured debt that bore interest at 8.02%.
During the three months ended March 31, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010.
Debt Maturities
The principal balances of our debt as of March 31, 2010 mature as follows:

	Credit	Senior	Notes and Bonds
Year	Facility	Notes	Payable	Total
	(In thousands)
2010	$—	$—	$77,275	$77,275
2011	—	339,040	71,483	410,523
2012	—	72,950	51,131	124,081
2013	—	269,850	38,997	308,847
2014	—	—	22,167	22,167
Thereafter (1)	—	309,793	274,897	584,690

	$—	$991,633	$535,950	$1,527,583

(1)	There are $52.4 million of senior notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1 of any of the following years: 2012, 2017 or 2027. There are $23.0 million of senior notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7 of any of the following years: 2013, 2018, 2023 or 2028.
10. Stockholders’ Equity
Preferred Stock
On January 18, 2010, we redeemed all outstanding shares of our Series B Preferred Stock at a redemption price per share of $103.875 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash. As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding.
Common Stock
We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. We entered into two new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. During the three months ended March 31, 2010, we issued and sold approximately 1,269,000 shares of common stock at a weighted average price of $35.58 per share, resulting in net proceeds of approximately $44.7 million after sales agent fees. At March 31, 2010, approximately 4,195,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. From April 1, 2010 to May 6, 2010, we issued and sold approximately 1,592,000 shares at a weighted average price of $35.08 per share (see Note 19).
We sponsor a dividend reinvestment plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2010 was 2%. During the three months ended March 31, 2010, we issued approximately 140,000 shares of common stock, at an average price of $33.09 per share, resulting in net proceeds of approximately $4.6 million.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On January 18, 2010, we redeemed all outstanding shares of Series B Preferred Stock, and as a result, 512,727 shares of Series B Preferred Stock were converted into approximately 2,315,000 shares of common stock during the period from January 1, 2010 to January 14, 2010.
During the three months ended March 31, 2010, 401 OP Units issued by NHP/PMB were exchanged for 401 shares of common stock (see Note 5).
11. Earnings Per Share (EPS)
Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.
Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B Preferred Stock, which was redeemed on January 18, 2010 (see Note 10) and/or OP Units. There were 270,100 and 243,000 stock options that would not be dilutive for the three months ended March 31, 2010 and 2009, respectively. The calculation below excludes 27,000 restricted stock units, 8,700 restricted stock shares and 6,900 stock appreciation rights that would not be dilutive for the three months ended March 31, 2010 and 1,200 performance shares and 538,000 stock appreciation rights that would not be dilutive for the three months ended March 31, 2009. The Series B Preferred Stock is not dilutive for any period presented. The table below details the components of the basic and diluted EPS calculations:

	Three months ended
	March 31,
	2010	2009
	(In thousands, except per
	share amounts)
Numerator:
Income from continuing operations	$31,217	$29,428
Net (income) loss attributable to noncontrolling interests	190	(27)
Net income attributable to participating securities	(326)	(206)
Undistributed earnings attributable to participating securities	—	(13)
Series B preferred stock dividends	—	(1,452)

Numerator for Basic and Diluted EPS from continuing operations	$31,081	$27,730

Income from discontinued operations	$22	$21,205

Numerator for Basic and Diluted EPS from discontinued operations	$22	$21,205

Denominator:
Basic weighted average shares outstanding	117,048	102,355
Effect of dilutive securities:
Stock options	70	58
Other share-settled compensation plans	426	165
OP Units	1,922	1,830

Diluted weighted average shares outstanding	119,466	104,408

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.27
Discontinued operations attributable to NHP common stockholders	—	0.21

Net income attributable to NHP common stockholders	$0.27	$0.48

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.26	$0.27
Discontinued operations attributable to NHP common stockholders	—	0.20

Net income attributable to NHP common stockholders	$0.26	$0.47

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Discontinued Operations
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

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Rental income	$—	$325
Interest and other income	—	19

	—	344

Expenses:
Interest expense and amortization of deferred financing costs	—	—
Depreciation and amortization	—	291
General and administrative	—	—
Medical office building operating expenses	—	—

	—	291

Income from discontinued operations	$—	$53

13. Derivatives
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Notes 6 and 14).
During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250.0 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 2007 issuance of $300.0 million of notes which mature in 2013. These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate (equal to the then-prevailing Treasury rate less the forward premium or 4.364%). We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $300.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During the three months ended March 31, 2010 and 2009, we recorded $64,000 and $67,000 of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
In June 2006, we entered into two $125.0 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350.0 million of notes which mature in 2011. These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $350.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During the three months ended March 31, 2010 and 2009, we recorded $62,000 and $58,000 of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
14. Comprehensive Income
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of March 31, 2010, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $2.5 million.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We recorded the August and September 2007 Treasury lock agreements on our balance sheets at their estimated fair value of $0.1 million at September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300.0 million of notes which mature in 2013 as a yield reduction. During the three months ended March 31, 2010 and 2009, we recorded $64,000 and $67,000 of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
We recorded the June 2006 Treasury lock agreements on our balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350.0 million of notes which mature in 2011 as a yield reduction. During the three months ended March 31, 2010 and 2009, we recorded $62,000 and $58,000 of amortization, respectively. We expect to record $0.3 million of amortization during the next 12 months.
The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Net income	$31,239	$50,633
Other comprehensive income:
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	(436)	(3,547)
Amortization of gains on Treasury lock agreements	(126)	(125)

Comprehensive income	30,677	46,961
Comprehensive loss (income) attributable to noncontrolling interests	190	(27)

Comprehensive income attributable to NHP	$30,867	$46,934

15. Income Taxes
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
Hearthstone Acquisition
On June 1, 2006, we acquired the stock of Hearthstone Assisted Living, Inc. (“HAL”), causing HAL to become a qualified REIT subsidiary. As a result of the acquisition, we succeeded to HAL’s tax attributes, including HAL’s tax basis in its net assets. Prior to the acquisition, HAL was a corporation subject to federal and state income taxes. In connection with the acquisition of HAL, NHP acquired approximately $82.5 million of federal net operating losses (“NOLs”) which we can carry forward to future periods and the use of which is subject to annual limitations imposed by IRC Section 382. While we believe that these NOLs are accurate, any adjustments to HAL’s tax returns for periods prior to June 1, 2006 by the Internal Revenue Service could change the amount of the NOLs that we can utilize. We have used a portion of this amount in 2007 and 2008 and anticipate using additional amounts in future years. These NOLs are set to expire between 2017 and 2025. NOLs related to various states were also acquired and are set to expire based on the various laws of the specific states.
In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through March 31, 2010. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
16. Segment Information
Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). During 2009 and the three months ended March 31, 2010, the multi-tenant leases segment was comprised exclusively of medical office buildings.
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

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Revenue:
Triple-net leases	$74,214	$74,095
Multi-tenant leases	21,251	16,653
Non-segment	6,963	6,335

	$102,428	$97,083

Net operating income (1):
Triple-net leases	$74,214	$74,095
Multi-tenant leases	12,604	9,819

	$86,818	$83,914

	March 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Triple-net leases	$2,416,724	$2,440,158
Multi-tenant leases	898,910	572,410
Non-segment	498,010	634,507

	$3,813,644	$3,647,075

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Net income	$31,239	$50,633
Interest and other income	(6,963)	(6,335)
Interest expense and amortization of deferred financing costs	23,590	24,071
Depreciation and amortization expense	31,969	30,832
General and administrative expense	6,984	6,931
Acquisition costs	1,443	—
Income from unconsolidated joint ventures	(1,347)	(1,013)
Gain on debt extinguishment	(75)	—
Gains on sale of facilities, net	(22)	(21,152)
Income from discontinued operations	—	(53)

Net operating income from reportable segments	$86,818	$83,914

17. Commitments and Contingencies
Litigation
From time to time, we are a party to various legal proceedings, lawsuits and other claims (as to some of which we may not be insured) that arise in the normal course of our business. Regardless of their merits, these matters may require us to expend significant financial resources. Except as described herein, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, results of operations or financial position. However, we are unable to predict the ultimate outcome of pending litigation and claims, and if our assessment of our liability with respect to these actions and claims is incorrect, such actions and claims could have a material adverse effect on our business, results of operations or financial position.
In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center in Hartford, Connecticut, that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group. There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the middle of 2011, if not later.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Lexington Insurance, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington in amounts up to $10.0 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, filed cross-motions for summary judgment. Those motions have been decided, resulting in an outcome that is largely favorable for us. The court’s ruling indicates $10.0 million in aggregate coverage is available from Lexington Insurance for both the various plaintiffs’ claims and our claims under the Professional Liability part of the Lexington Insurance policy. The court then found that there were 13 separate medical incidents for each of the 13 plaintiffs’ claims. However, the court limited the coverage to $500,000 per claim with a $250,000 self insured retention per claim, which retention will not be paid due to the bankruptcy of Lexington Healthcare. Further, the court has ruled that both the various plaintiffs’ claims and our claims are subject to the same policy limits. The court declined to find coverage for our claims under the comprehensive general liability portions of the Lexington Insurance policy. Lexington Insurance has filed a motion seeking an articulation of the rulings and is pursuing an appeal of the rulings. We anticipate that we will be defending the appeal by Lexington Insurance and pursuing our own issues on appeal. We do not expect the appeal to be resolved before the middle of 2011, if not later.
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
Revolving Loan Facility
In 2009, we entered into an agreement with one of our triple-net tenants, Brookdale under which we became a lender with a commitment of $2.9 million under their $75.0 million revolving loan facility. The revolving loan facility was terminated as of February 23, 2010. There was no balance outstanding at the date of termination.
Lines of Credit
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the three months ended March 31, 2010, we funded $0.1 million under the line of credit. At March 31, 2010, $3.3 million was outstanding and is included in the caption “Other assets” on our consolidated balance sheet.
We have entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC (see Note 18). During the three months ended March 31, 2010, we funded $0.3 million. At March 31, 2010, $1.9 million was outstanding and is included in the caption “Other assets” on our consolidated balance sheet. On April 1, 2010, the total $1.9 million outstanding was repaid (see Note 19).
As of February 1, 2010, in connection with the formation of Gilbert JV, a consolidated joint venture, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at March 31, 2010 (see Note 5).
As of March 1, 2010, in connection with the formation of Pasadena JV, a consolidated joint venture, we agreed to loan Pasadena JV up to $56.5 million as project financing at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), including $49.8 million that was disbursed initially and remains outstanding at March 31, 2010 (see Note 5).
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
18. Related Party Transactions
In August 2008, Dr. Jeffrey Rush became a director of NHP. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB, an entity that owns two multi-tenant medical office buildings, and as of March 1, 2010, we acquired the remaining interest in PMB SB (see Note 6). Dr. Rush, through an unaffiliated entity, had an ownership interest in PMB SB.
In September 2008, we funded a mortgage loan secured by a multi-tenant medical office building in the amount of $47.5 million. As of February 1, 2010, we acquired the multi-tenant medical office building, and as a result, the loan was retired (see Notes 4 and 5). Dr. Rush has an ownership interest in another unaffiliated entity that owned the multi-tenant medical office building that was security for this loan.
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Partners LLC which owns 50% of PMBRES.
We have entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion which was amended as of February 1, 2010 to provide for the future acquisition of the medical office building by NHP/PMB. Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Pomona LLC. We have also entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC (see Note 17).
As of March 1, 2010, NHP/PMB became obligated to pay $2.1 million under the Contribution Agreement, of which $1.9 million was paid to Pacific Medical Buildings LLC in cash (see Note 5). Dr. Rush is the Chairman of and owns an interest in Pacific Medical Buildings LLC. In addition, Dr. Rush and certain of his family members own or owned interests, directly and indirectly through partnerships and trusts, in the entities that contributed the five multi-tenant medical office buildings acquired by NHP/PMB, Gilbert JV and Pasadena JV during the three months ended March 31, 2010 (see Note 6) and/or own the remaining development property that may be acquired in the future under the Contribution Agreement.
19. Subsequent Events
On April 1, 2010, the total $1.9 million outstanding under our agreement with PMB LLC, the manager of PMB Pomona LLC, was repaid (see Note 17).
From April 1, 2010 to May 6, 2010, we completed approximately $58 million of investments in eight medical office buildings and one skilled nursing facility.
From April 1, 2010 to May 6, 2010, we issued and sold approximately 1,592,000 shares at a weighted average price of $35.08 per share through our at-the-market equity offering program (see Note 10).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Disclosure
Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:
•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;
•	non-payment or late payment of rent, interest or loan principal amounts by our tenants;
•	our reliance on two tenants for a significant percentage of our revenue;
•	occupancy levels at certain facilities;
•	our level of indebtedness;
•	changes in the ratings of our debt securities;
•	maintaining compliance with our debt covenants;
•	access to the capital markets and the cost and availability of capital;
•	the effect of healthcare reform legislation or government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;
•	the general distress of the healthcare industry;
•	increasing competition in our business sector;
•	the effect of economic and market conditions and changes in interest rates;
•	the amount and yield of any additional investments;
•	risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;
•	the ability of our tenants to pay contractual rent and/or interest escalations in future periods;
•	the ability of our tenants to obtain and maintain adequate liability and other insurance;
•	our ability to attract new tenants for certain facilities;
•	our ability to sell certain facilities for their book value;
•	our ability to retain key personnel;

•	potential liability under environmental laws;
•	the possibility that we could be required to repurchase some of our senior notes;
•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust (“REIT”); and
•	the risk factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, especially the risk factors set forth in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. For a description of the risks associated with our critical accounting policies and estimates, see “Risk Factors — Risks Relating to Us and Our Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting estimates.
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

Revenue Recognition
Rental income from operating leases is recognized in accordance with the provisions of ASC Topic 840, Leases, and ASC Topic 605, Revenue Recognition. Our leases generally contain annual rent escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Recognizing income on a straight-line basis requires us to calculate the total non-contingent rent to be paid over the life of a lease and to recognize the revenue evenly over that life. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of straight-line rents in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectability is not reasonably assured. Certain leases contain rent escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized as the related contingencies are met.
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
The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property was vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90% of the total property value. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively “intangible assets”) included on our consolidated balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets.
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

Asset Impairment
We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment (“ASC 360”). Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. The evaluation of the undiscounted cash flows from the expected use of the property is highly subjective and is based in part on various factors and assumptions, including, but not limited to, historical operating results, available market information and known trends and market/economic conditions that may affect the property, as well as estimates of future operating income, occupancy, rental rates, leasing demand and competition. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs.
We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in an unconsolidated joint venture may exceed the fair value. If it is determined that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.
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
Collectability of Receivables
We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. If our assumptions or estimates regarding the collectability of a receivable change in the future, we may have to record a reserve to reduce or further reduce the carrying value of the receivable.
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

Impact of New Accounting Standards Updates
In June 2009, the FASB updated ASC 810 to require ongoing analyses to determine whether an entity’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”), making it the primary beneficiary, based on whether the entity (i) has the power to direct activities of the VIE that most significantly impact its economic performance, including whether it has an implicit financial responsibility to ensure the VIE operates as designed, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Enhanced disclosures regarding an entity’s involvement with variable interest entities are also required under the provisions of ASC 810. These requirements became effective January 1, 2010. The adoption of these requirements did not have a material impact on our results of operations or financial position.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 became effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 has not and is not expected to have a material impact on our results of operations or financial position.
In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends ASC Topic 855, Subsequent Events, to require Securities and Exchange Commission (“SEC”) registrants and conduit bond obligors to evaluate subsequent events through the date that the financial statements are issued, however, SEC registrants are exempt from disclosing the date through which subsequent events have been evaluated. All other entities are required to evaluate subsequent events through the date that the financial statements are available to be issued and must disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective upon issuance for all entities except conduit debt obligors. The adoption of ASU 2010-09 did not have an impact on our results of operations or financial position.
Operating Results
Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

	Three Months Ended
	March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$74,214	$74,095	$119	0%
Medical office building operating rent	21,251	16,653	4,598	28%

	95,465	90,748	4,717	5%
Interest and other income	6,963	6,335	628	10%

	102,428	97,083	5,345	6%

Expenses:
Interest expense	23,590	24,071	481	2%
Depreciation and amortization	31,969	30,832	(1,137)	(4%)
General and administrative	6,984	6,931	(53)	(1%)
Acquisition costs	1,443	—	(1,443)	(100%)
Medical office building operating expenses	8,647	6,834	(1,813)	(27%)

	72,633	68,668	(3,965)	(6%)

Operating income	29,795	28,415	1,380	5%
Income from unconsolidated joint ventures	1,347	1,013	334	33%
Gain on debt extinguishment	75	—	75	100%

Income from continuing operations	31,217	29,428	1,789	6%

Discontinued operations:
Gains on sale of facilities, net	22	21,152	(21,130)	(100%)
Income from discontinued operations	—	53	(53)	(100%)

	22	21,205	(21,183)	(100%)

Net income	31,239	50,633	(19,394)	(38%)
Net loss (income) attributable to noncontrolling interests	190	(27)	217	804%

Net income attributable to NHP	31,429	50,606	(19,177)	(38%)
Preferred stock dividends	—	(1,452)	1,452	100%

Net income attributable to NHP common stockholders	$31,429	$49,154	$(17,725)	(36%)

Triple-net lease rental income increased $0.1 million in 2010 as compared to 2009. The increase was primarily due to rent increases at existing facilities, offset in part by reserves and decreased straight-line rental income.
Medical office building operating rent increased $4.6 million, or 28%, in 2010 as compared to 2009. The increase was primarily due to operating rent from seven multi-tenant medical office buildings acquired during 2010, including five multi-tenant medical office buildings acquired through consolidated joint ventures, and operating rent growth at existing facilities.
Interest and other income increased $0.6 million, or 10%, in 2010 as compared to 2009. The increase was primarily due to a net gain recognized upon acquisition of the controlling interest in an unconsolidated joint venture during 2010, additional fundings on one loan during 2010 and four loans funded during 2009, offset in part by loan repayments.
Interest expense decreased $0.5 million, or 2%, in 2010 as compared to 2009. The decrease was primarily due to the repayment of $64.6 million of senior notes during 2009 and the repayment of $2.7 million and $2.9 million of secured debt during 2009 and 2010, respectively, offset in part by the assumption of $109.5 million of secured debt during 2010 and the addition of $6.9 million of secured debt in 2009.
Depreciation and amortization increased $1.1 million, or 4%, in 2010 as compared to 2009. The increase was primarily due to the acquisition of seven multi-tenant medical office buildings during 2010, including five multi-tenant medical office buildings acquired through consolidated joint ventures.
General and administrative expenses increased $0.1 million, or 1%, in 2010 as compared to 2009. The increase was primarily due to increased employee related costs, offset in part by decreased expenses for third party advisors.
Acquisition costs represent costs related to acquisition transactions. Acquisition costs were $1.4 million during 2010. No acquisition costs were incurred during 2009.
Medical office building operating expenses increased $1.8 million, or 27%, in 2010 as compared to 2009. The increase was primarily due to operating expenses from seven multi-tenant medical office buildings acquired during 2010, including five multi-tenant medical office buildings acquired through consolidated joint ventures.
Income from unconsolidated joint ventures increased $0.3 million, or 33%, in 2010 as compared to 2009. The increase was primarily due to increased income from PMB Real Estate Services LLC (“PMBRES”) and our unconsolidated joint venture with a state pension fund investor.
In connection with our acquisition of one multi-tenant medical office building through a consolidated joint venture, we provided funding that was concurrently used to prepay existing debt, and as a result the consolidated joint venture recognized a gain on debt extinguishment.
ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income decreased $21.2 million in 2010 as compared to 2009. Discontinued operations income of $22,000 for 2010 represents recognition of deferred gains on sale. Discontinued operations income of $21.2 million for 2009 was comprised of gains on sale of $21.1 million and rental income of $0.3 million and interest and other income of $19,000, offset in part by depreciation and amortization expense of $0.3 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Funds From Operations and Funds Available for Distribution

	Three months ended
	March 31,
	2010	2009
	(In thousands, except per
	share amounts)
Funds From Operations (“FFO”):
Net income	$31,239	$50,633
Net loss (income) attributable to noncontrolling interests	190	(27)
Preferred stock dividends	—	(1,452)
Real estate related depreciation and amortization	31,545	30,808
Depreciation in income from unconsolidated joint ventures	1,239	1,307
Gains on sale of facilities, net	(22)	(21,152)

FFO available to NHP common stockholders	64,191	60,117
Series B preferred stock dividends add-back	—	1,452

Diluted FFO	64,191	61,569
Acquisition costs	1,443	—
Gain on re-measurement of equity interest upon acquisition, net	(620)	—
Gain on debt extinguishment	(75)	—

Adjusted diluted FFO	$64,939	$61,569

Funds Available for Distribution (“FAD”):
Net income	$31,239	$50,633
Net loss (income) attributable to noncontrolling interests	190	(27)
Preferred stock dividends	—	(1,452)
Real estate related depreciation and amortization	31,545	30,808
Gains on sale of facilities, net	(22)	(21,152)
Straight-lined rent	(1,687)	(1,590)
Amortization of intangible assets and liabilities	(59)	(222)
Non-cash stock-based compensation expense	1,594	1,573
Deferred financing cost amortization	845	814
Lease commissions and tenant and capital improvements	(637)	(726)
NHP’s share of FAD reconciling items from unconsolidated joint ventures:
Real estate related depreciation and amortization	1,239	1,307
Straight-lined rent	(1)	(12)
Deferred financing cost amortization	21	21

FAD available to NHP common stockholders	64,267	59,975
Series B preferred stock dividends add-back	—	1,452

Diluted FAD	64,267	61,427
Acquisition costs	1,443	—
Gain on re-measurement of equity interest upon acquisition, net	(620)	—
Gain on debt extinguishment	(75)	—

Adjusted diluted FAD	$65,015	$61,427

Weighted average shares outstanding for FFO:
Diluted weighted average shares outstanding (1)	119,600	104,451
Series B preferred stock add-back if not already converted	69	3,358

Diluted weighted average shares outstanding	119,669	107,809

Diluted per share amounts — FFO:
FFO	$0.54	$0.57

Adjusted FFO	$0.54	$0.57

(1)	Diluted weighted average shares outstanding includes the effect of all participating and non-participating share-based payment awards which for us consists of stock options and other share-based payment awards if the effect is dilutive. The dilutive effect of all share-based payment awards is calculated using the treasury stock method. Additionally, our redeemable OP units are included as if converted to common stock on a one-for-one basis.

While net income and its related per share amounts, as defined by accounting principles generally accepted in the United States (“GAAP”), are the most appropriate earnings measures, we believe that FFO and FAD and the related per share amounts are important non-GAAP supplemental measures of operating performance. GAAP requires the use of straight-line depreciation of historical costs and implies that real estate values diminish predictably and ratably over time. However, real estate values have historically risen and fallen based on various market conditions and other factors. FFO was developed as a supplemental measure of operating performance primarily in order to exclude historical cost-based depreciation and amortization and its effects as it does not generally reflect the actual change in value of real estate over time. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. FFO is defined as net income (computed in accordance with GAAP) excluding gains and losses from the sale of real estate plus real estate related depreciation and amortization. The same adjustments are made to reflect our share of these same items from unconsolidated joint ventures. Adjusted FFO is defined as FFO excluding impairments of assets, acquisition costs and gains and losses other than those from the sale of real estate.
FAD was developed as a supplemental measure of operating performance primarily to exclude non-cash revenues and expenses that are included in FFO. FAD is defined as net income (computed in accordance with GAAP) excluding gains and losses from the sale of real estate plus real estate related depreciation and amortization, plus or minus straight-lined rent (plus cash in excess of rent or minus rent in excess of cash), plus or minus amortization of above or below market lease intangibles, plus non-cash stock based compensation, plus deferred financing cost amortization plus any impairments minus lease commissions, tenant improvements and capital improvements paid. The same adjustments are made to reflect our share of these same items from unconsolidated joint ventures. Adjusted FAD is defined as FAD excluding acquisition costs and gains and losses other than those from the sale of real estate.
We believe that the use of FFO, adjusted FFO and the related per share amounts, and FAD and adjusted FAD in conjunction with the required GAAP disclosures provides investors with a more comprehensive understanding of the operating results of a REIT and enables investors to compare the operating results between REITs without having to account for differences caused by different depreciation assumptions and different non-cash revenues and expenses. Additionally, FFO and FAD are used by us and widely used by industry analysts as a measure of operating performance for equity REITs.
Our calculations of FFO, adjusted FFO and the related per share amounts, and FAD and adjusted FAD presented herein may not be comparable to similar measures reported by other REITs that do not define FFO in accordance with the NAREIT definition, interpret that definition differently than we do or that do not use the same definitions as we do for such terms. These supplemental reporting measures should not be considered as alternatives to net income (a GAAP measure) as primary indicators of our financial performance or as alternatives to cash flow from operating activities (a GAAP measure) as primary measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to satisfy all of our liquidity requirements. We believe that these supplemental reporting measures should be examined in conjunction with net income as presented in our consolidated financial statements and data included elsewhere in this quarterly report on Form 10-Q in order to facilitate a clear understanding of our consolidated operating results.
Other Factors That Affect Our Business
Leases and Mortgage Loans
Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings, as of March 31, 2010, we had 18 leases expiring in 2010. Tenant purchase option exercises would decrease rental income. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $40.7 million during the remainder of 2010.

Acquisitions
We may make additional acquisitions during 2010, although we cannot predict the quantity or timing of any such acquisitions as we continue to be confronted with uncertainty surrounding the future of the capital markets and general economic conditions. If we make additional investments in facilities, depreciation and/or interest expense would also increase. We expect any such increases to be at least partially offset by associated rental or interest income. While additional investments in healthcare facilities would increase revenues, facility sales or mortgage repayments would serve to offset revenue increases and could reduce revenues.
Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities during the three months ended March 31, 2010 decreased $0.2 million, or 0.4%, as compared to the same period in 2009. This was primarily due to the payment of certain amounts included in the caption “Accounts payable and accrued liabilities” during 2010, offset in part by revenue increases from our owned facilities as a result of acquisitions during 2010. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.
Investing Activities
During the three months ended March 31, 2010, we acquired the remaining 55.05% interest in PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB). In connection with the acquisition, we re-measured our previously held equity interest at the acquisition date fair value and recognized a gain on the re-measurement of $0.6 million.
During the three months ended March 31, 2010, we funded $3.7 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At March 31, 2010, we had committed to fund additional expansions, construction and capital improvements of $108.8 million. Additionally, at March 31, 2010, we had committed to fund additional amounts under existing loan agreements of $22.4 million, including our commitments under agreements related to two of our consolidated joint ventures, the PMB LLC line of credit and PMB Pomona LLC loan described below. During the three months ended March 31, 2010, we also funded $0.2 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the three months ended March 31, 2010, we funded $0.1 million in capital and tenant improvements at certain facilities through our medical office building joint venture with McShane Medical Office Properties, Inc.
In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 medical office buildings, including six in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. Under the Contribution Agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, including one property which is included in our triple-net leases segment and eight properties which are multi-tenant medical office buildings (one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB). During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). During 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied. As a result of the elimination of these six properties, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million, of which $2.7 million was payable to Pacific Medical Buildings LLC.

As of February 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated one of the six properties that were previously eliminated from the Contribution Agreement. NHP/PMB acquired such multi-tenant medical office building for $74.0 million, which was paid in a combination of cash and the issuance of 301,599 Class A limited partnership units in NHP/PMB (“OP Units”) with a fair value at the date of issuance of $10.0 million. As a result of such acquisition, we retired our $47.5 million mortgage loan from a related party to which such acquired medical office building had served as collateral. Additionally, as of February 1, 2010, we acquired a majority ownership interest in a joint venture which owns one multi-tenant medical office building as described below, amended and restated our agreement with NHP/PMB, PMB LLC and PMBRES as described below and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB of a medical office building currently in development. In connection with these transactions, NHP/PMB entered into a Third Amendment to the Amended and Restated Agreement of Limited Partnership, which, among other things, authorized NHP/PMB to acquire properties affiliated with Pacific Medical Buildings LLC pursuant to agreements other than the Contribution Agreement.
As of March 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated another two of the six properties that were previously eliminated from the Contribution Agreement. NHP/PMB acquired a 65% interest in a joint venture which is consolidated by NHP/PMB that owns one of the two multi-tenant medical office buildings valued at $79.9 million. The acquisition was paid in a combination of cash, the assumption of $48.1 million of mortgage financing and the issuance of 152,238 OP Units with a fair value at the date of issuance of $5.0 million. NHP/PMB acquired a 69% interest in a joint venture which is consolidated by NHP/PMB that owns the second multi-tenant medical office building valued at $69.3 million. The acquisition was paid in a combination of cash, the assumption of $50.2 million of mortgage financing and the issuance of 121,489 OP Units with a fair value at the date of issuance of $4.0 million.
The amendment to the Contribution Agreement dated as of March 1, 2010 also eliminated one of the two remaining properties from the Contribution Agreement, however, we concurrently entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) to acquire this property as described below. As a result of the elimination of this property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (the “Premium Adjustment”), of which $1.9 million was payable to Pacific Medical Buildings LLC in cash. The portion of the Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.1 million in cash and the issuance of 1,788 additional OP Units with an aggregate value of $57,000. As a result of the payment, we received an additional 4,514 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million (the “Future Premium Adjustment”), of which a portion would be payable to Pacific Medical Buildings LLC.
Additionally, we have entered into an agreement with NHP/PMB, PMB LLC and PMBRES pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. As of February 1, 2010, this agreement was amended and restated to provide NHP/PMB with the option to acquire medical office buildings developed in the future through a joint venture between NHP and PMB LLC, obligate us to provide or arrange financing for approved developments and provide us with improved terms, including preferred returns, a reduction in PMB LLC’s promote interest and acquisition pricing determined at the time of acquisition rather that at the pre-development stage.
During the three months ended March 31, 2010, NHP/PMB funded $0.1 million in capital and tenant improvements at certain facilities.
As of February 1, 2010, we entered into a joint venture with PMB Gilbert LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Gilbert LLC (“Gilbert JV”) to acquire a multi-tenant medical office building. PMB Gilbert LLC contributed the multi-tenant medical office building to Gilbert JV, and we contributed $6.3 million in cash. Additionally, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at March 31, 2010. We hold a 71.17% equity interest in the joint venture and PMB Gilbert LLC holds a 28.83% equity interest. PMB Gilbert LLC is the managing member of Gilbert JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of February 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Gilbert LLC, NHP/PMB may in the future acquire Gilbert JV if certain conditions are met.

As of March 1, 2010, we entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Pasadena LLC (“Pasadena JV”) to acquire a multi-tenant medical office building. PMB Pasadena LLC contributed the multi-tenant medical office building to Pasadena JV, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), of which $49.8 million has been funded, and a $3.0 million mezzanine loan at an interest rate of 15.00%, both of which remain outstanding at March 31, 2010. We hold a 71% equity interest in the joint venture and PMB Pasadena LLC holds a 29% equity interest. PMB Pasadena LLC is the managing member of Pasadena JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of March 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Pasadena LLC, NHP/PMB may in the future acquire Pasadena JV if certain conditions are met.
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the three months ended March 31, 2010, we funded $0.1 million under the line of credit.
We have entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion which was amended as of February 1, 2010 to provide for the future acquisition of the medical office building by NHP/PMB. We have also entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which is secured by 100% of the membership interests in PMB Pomona LLC. During the three months ended March 31, 2010, we funded $0.3 million. At March 31, 2010, $1.9 million was outstanding and was repaid on April 1, 2010.
During the three months ended March 31, 2010, we funded one mortgage loan secured by 26 medical office buildings in the amount of $80.1 million.
During the three months ended March 31, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community, to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.2 million subsequent to the sale.
During the three months ended March 31, 2010, we received payments of $1.3 million on other mortgage and other loans.
During the three months ended March 31, 2010, we received distributions of $0.7 million and $0.1 million from our unconsolidated joint venture with a state pension fund investor and PMB SB, respectively.
Financing Activities
At March 31, 2010 and December 31, 2009, we had $700.0 million available under our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at March 31, 2010) or applicable LIBOR plus 0.70% (0.95% at March 31, 2010). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The credit facility expires on December 15, 2010. The maturity date may be extended by one additional year at our discretion.

We anticipate repaying senior notes at or prior to maturity with a combination of proceeds from borrowings on our credit facility and cash on hand. Borrowings on our credit facility could be repaid by potential asset sales or the repayment of mortgage loans receivable, the potential issuance of debt or equity securities under the shelf registration statement discussed below or cash from operations. Our senior notes have been investment grade rated since 1994. Our credit ratings at March 31, 2010 were BBB from Fitch Ratings, Baa2 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services (upgraded to BBB from BBB- on March 8, 2010).
During the three months ended March 31, 2010, we repaid at maturity $2.9 million of fixed rate secured debt that bore interest at 8.02%, and we made payments of $2.2 million on other notes and bonds payable.
During the three months ended March 31, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010.
During the three months ended March 31, 2010, cash distributions of $0.4 million were made to OP unitholders.
On January 18, 2010, we redeemed all outstanding shares of our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) at a redemption price per share of $103.875 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash. As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding.
We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. We entered into two new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. During the three months ended March 31, 2010, we issued and sold approximately 1,269,000 shares of common stock at a weighted average price of $35.58 per share, resulting in net proceeds of approximately $44.7 million after sales agent fees. At March 31, 2010, approximately 4,195,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. From April 1, 2010 to May 6, 2010, we issued and sold approximately 1,592,000 shares at a weighted average price of $35.08 per share through our at-the-market equity offering program.
We sponsor a dividend reinvestment plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at March 31, 2010 was 2%. During the three months ended March 31, 2010, we issued approximately 140,000 shares of common stock, at an average price of $33.09 per share, resulting in net proceeds of approximately $4.6 million.
We paid $52.0 million, or $0.44 per common share, in dividends to our common stockholders during the three months ended March 31, 2010. We expect that this common stock dividend policy will continue, but it is subject to regular review by our board of directors. Common stock dividends are paid at the discretion of our board of directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On May 4, 2010, our board of directors declared a quarterly cash dividend of $0.45 per share of common stock. This dividend will be paid on June 4, 2010 to stockholders of record on May 21, 2010.
On January 15, 2010, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities.
Assuming certain conditions are met under our Contribution Agreement with Pacific Medical Buildings LLC and certain of its affiliates, we would expect to finance the acquisitions of the buildings subject to the Contribution Agreement with a combination of assumed debt, the issuance of OP Units, cash on hand and borrowings under our credit facility.

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
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there is continued uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of rising unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $700.0 million available under our credit facility at March 31, 2010, and we currently have no reason to believe that we will be unable to access the facility in the future. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our credit facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.
At March 31, 2010, we had approximately $77.3 million of indebtedness that matures in 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date; however, there are no such senior notes that we may be required to repay in 2010 or 2011. If these recent market conditions continue or do not fully abate, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the recent market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.
Our plans for growth require regular access to the capital and credit markets. If capital is not available at an acceptable cost, it will significantly impair our ability to make future investments and make acquisitions and development projects difficult or impractical to pursue.
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
Contractual Obligations and Cash Requirements
As of March 31, 2010, our contractual obligations and commitments were as follows:

	2010 (1)	2011 – 2012	2013 – 2014	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long-term debt	$77,275	$534,604	$331,014	$584,690	$1,527,583

Interest expense	$90,840	$129,191	$72,814	$201,631	$494,476

Ground leases	$1,326	$3,326	$3,394	$87,671	$95,717

Operating leases	$417	$643	$—	$—	$1,060

Commitments:
Capital expenditures	$28,893	$78,004	$325	$1,590	$108,812

(1)	Amounts reflect obligations and commitments for the remaining nine months of 2010.
The long-term debt amount shown above includes our senior notes and our notes and bonds payable.
Interest expense shown above is estimated assuming the interest rates in effect at March 31, 2010 remain constant for the $119.3 million of floating rate notes and bonds payable. Maturities of our senior notes range from 2011 to 2038 (although certain notes may be put back to us at their face amount at the option of the holders at earlier dates) and maturities of our notes and bonds payable range from 2010 to 2037.

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
At our option, borrowings under our credit facility bear interest at the prime rate (3.25% at March 31, 2010) or applicable LIBOR plus 0.70% (0.95% at March 31, 2010). At March 31, 2010 and December 31, 2009, we did not have any borrowings under our unsecured revolving credit facility. Additionally, a portion of our secured debt has variable rates.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at March 31, 2010 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2010 of $0.9 million.
The table below sets forth certain information regarding our debt as of March 31, 2010 and December 31, 2009:

	March 31, 2010			December 31, 2009
			% of			% of
	Principal	Rate	Total	Principal	Rate	Total
Fixed rate debt:
Senior notes	$991,633	6.5%	64.9%	$991,633	6.5%	69.7%
Notes and bonds payable	416,612	6.0%	27.3%	323,025	6.1%	22.7%

Total fixed rate debt	1,408,245	6.3%	92.2%	1,314,658	6.4%	92.4%

Variable rate debt:
Unsecured senior credit facility	—	—	—	—	—	—
Notes and bonds payable	119,338	3.2%	7.8%	108,431	3.2%	7.6%

Total variable rate debt	119,338	3.2%	7.8%	108,431	3.2%	7.6%

Total debt	$1,527,583	6.1%	100.0%	$1,423,089	6.1%	100.0%

Item 4.	Controls and Procedures
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
The information set forth under the heading “Litigation” of Note 17 to the Condensed Consolidated Financial Statement, included in Part I, Item 1 of this Report, is incorporated herein by reference.

Item 1A.	Risk Factors
Except as provided below, as of the date of this report, there have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Our tenants may be affected by legislative developments impacting the healthcare system.
During March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act were signed into federal law. The provisions included in the combination of these two bills provide increased access to health benefits for uninsured or underinsured populations through reform of both the private insurance industry and existing government programs. The combined bills also call for reductions in federal health program expenditures over 10 years through reductions in the annual market basket updates for Medicare fee-for-service providers (beginning October 1, 2011), reduced subsidies to Medicare Advantage health plans, reductions in Medicare and Medicaid disproportionate share funding and cuts in payments to hospitals with high readmission rates. Additionally, many states have enacted or are considering enacting measures to reduce Medicaid expenditures, reduce coverage and program eligibility and/or impose additional taxes. The fiscal condition of certain states may be impacted as budget shortfalls could potentially widen due to provisions within the healthcare reform legislation that expand certain Medicaid programs and other related healthcare expenditures. In addition, the full impact associated with increased costs for our tenants to provide healthcare insurance to their employees may cause additional pressure on our tenant’s operating performance. While the expansion of coverage may result in some additional demand for services provided by our tenants, reimbursement may be lower than the cost required to provide such services which could adversely affect our tenants’ ability to meet their obligations to us.
Most of the provisions of these healthcare bills do not go into effect immediately and may be delayed for several years. During this time, the bills could be subject to further adjustments through future legislation or even constitutional challenges, and additional legislative proposals may be introduced in Congress or in some state legislatures that could affect further changes in the healthcare system, nationally or at the state level. We cannot predict whether any such adjustments or proposals will be adopted or, if adopted, what effect, if any, these adjustments or proposals would have on our tenants and, thus, our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs
January 1, 2010 – January 31, 2010	811	$32.96	—	—
February 1, 2010 – February 28, 2010	1,209	32.70	—	—
March 1, 2010 – March 31, 2010	—	—	—	—

Total	2,020	$32.80	—	—

(1)	Represents shares withheld by us to satisfy tax withholding due in connection with the vesting of restricted stock awards.

Item 6.	Exhibits

Exhibit No.	Description

2.1
Twelfth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 1, 2010, by and among Company, NHP/PMB L.P., and Pacific Medical Buildings LLC and certain of its affiliates (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated February 5, 2010, is incorporated herein by reference).

2.2
Thirteenth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 1, 2010, by and among the Company, NHP/PMB L.P., and Pacific Medical Buildings LLC and certain of its affiliates (Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated March 4, 2010, is incorporated herein by reference).

3.1	Charter of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 1, 2008, is incorporated herein by reference).

3.2	Bylaws of the Company, as amended and restated on February 10, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 17, 2009, is incorporated herein by reference).

10.1	Incentive Compensation Repayment Policy (Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 12, 2010, is incorporated herein by reference).

10.2	Form of Stock Option Agreement (Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated February 12, 2010, is incorporated herein by reference).

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2010 and 2009, (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL Related Documents (as defined in Regulation S-T) is unaudited and unreviewed, and that these documents are not the official financial statements of Nationwide Health Properties, Inc. filed with the Securities and Exchange Commission. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should not rely on the information contained in the XBRL documents when making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 101, shall not be deemed “filed” for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	Nationwide Health Properties, Inc.
	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2010 and 2009, (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

Users of this data are advised pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL Related Documents (as defined in Regulation S-T) is unaudited and unreviewed, and that these documents are not the official financial statements of Nationwide Health Properties, Inc. filed with the Securities and Exchange Commission. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should not rely on the information contained in the XBRL documents when making investment decisions.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Quarterly Report on Form 10-Q, Exhibit 101, shall not be deemed “filed” for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.