Form 10-Q
period 2010-06-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2010-08-02
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common stock, $0.10 par value, outstanding at July 30, 2010: 123,758,398

NATIONWIDE HEALTH PROPERTIES, INC.
FORM 10-Q
JUNE 30, 2010

Part I. Financial Information
Item 1. Financial Statements
NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate:
Land	$329,203	$318,457
Buildings and improvements	3,505,002	3,088,183

	3,834,205	3,406,640
Less accumulated depreciation	(630,394)	(585,294)

	3,203,811	2,821,346
Mortgage loans receivable, net	200,241	110,613
Mortgage loan receivable from related party	—	47,500
Investments in unconsolidated joint ventures	46,469	51,924

	3,450,521	3,031,383
Cash and cash equivalents	172,570	382,278
Receivables, net	7,888	6,605
Asset held for sale	5,601	—
Intangible assets	147,943	93,657
Other assets	152,403	133,152

	$3,936,926	$3,647,075

LIABILITIES AND EQUITY
Unsecured senior credit facility	$—	$—
Senior notes	991,633	991,633
Notes and bonds payable	533,525	431,456
Accounts payable and accrued liabilities	133,447	132,915

Total liabilities	1,658,605	1,556,004

Redeemable OP unitholder interests	78,898	57,335
Commitments and contingencies
Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, none and 513,644 shares issued and outstanding at June 30, 2010 and December 31, 2009, stated at liquidation preference of $100 per share	—	51,364
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 122,133,900 and 114,320,786 at June 30, 2010 and December 31, 2009, respectively	12,213	11,432
Capital in excess of par value	2,360,735	2,128,843
Cumulative net income	1,773,877	1,705,279
Accumulated other comprehensive loss	(2,477)	(823)
Cumulative dividends	(1,969,571)	(1,862,996)

Total NHP stockholders’ equity	2,174,777	2,033,099
Noncontrolling interests	24,646	637

Total equity	2,199,423	2,033,736

	$3,936,926	$3,647,075

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Revenue:
Triple-net lease rent	$76,236	$72,674	$149,783	$145,961
Medical office building operating rent	27,124	17,437	48,809	34,523

	103,360	90,111	198,592	180,484
Interest and other income	5,888	6,658	12,851	12,993

	109,248	96,769	211,443	193,477

Expenses:
Interest expense	24,452	23,247	48,042	47,319
Depreciation and amortization	33,832	30,617	65,723	61,370
General and administrative	7,384	6,973	14,369	13,904
Acquisition costs	1,627	—	3,070	—
Medical office building operating expenses	10,270	7,128	18,917	13,962

	77,565	67,965	150,121	136,555

Operating income	31,683	28,804	61,322	56,922
Income from unconsolidated joint ventures	1,328	1,174	2,676	2,187
Gain on debt extinguishment	—	4,564	75	4,564

Income from continuing operations	33,011	34,542	64,073	63,673

Discontinued operations:
Gains on sale of facilities, net	3,779	—	3,801	21,152
Income from discontinued operations	232	284	387	634

	4,011	284	4,188	21,786

Net income	37,022	34,826	68,261	85,459
Net loss (income) attributable to noncontrolling interests	147	(75)	337	(102)

Net income attributable to NHP	37,169	34,751	68,598	85,357
Preferred stock dividends	—	(1,452)	—	(2,904)

Net income attributable to NHP common stockholders	$37,169	$33,299	$68,598	$82,453

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.28	$0.32	$0.54	$0.59
Discontinued operations attributable to NHP common stockholders	0.03	—	0.03	0.21

Net income attributable to NHP common stockholders	$0.31	$0.32	$0.57	$0.80

Basic weighted average shares outstanding	119,883	103,089	118,473	102,724

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.31	$0.53	$0.57
Discontinued operations attributable to NHP common stockholders	0.03	—	0.03	0.21

Net income attributable to NHP common stockholders	$0.30	$0.31	$0.56	$0.78

Diluted weighted average shares outstanding	122,599	105,182	121,039	104,797

Dividends declared per share	$0.45	$0.44	$0.89	$0.88

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	NHP Stockholders’ Equity
							Accumulated
					Capital in		other
	Preferred Stock		Common stock		excess of	Cumulative	comprehensive	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par value	net income	loss	dividends	interests	equity
Balances at December 31, 2009	514	$51,364	114,321	$11,432	$2,128,843	$1,705,279	$(823)	$(1,862,996)	$637	$2,033,736
Comprehensive income:
Net income	—	—	—	—	—	68,598	—	—	(337)	68,261
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(255)	—	—	(255)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(1,399)	—	—	(1,399)

Comprehensive income										66,607
Conversion/redemption of preferred stock	(514)	(51,364)	2,315	231	51,041	—	—	—	—	(92)
Issuance of common stock, net	—	—	5,498	550	181,306	—	—	—	—	181,856
Amortization of stock-based compensation	—	—	—	—	3,426	—	—	—	—	3,426
Common dividends	—	—	—	—	—	—	—	(106,575)	—	(106,575)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(3,881)	—	—	—	—	(3,881)
Noncash contributions from noncontrolling interests	—	—	—	—	—	—	—	—	25,289	25,289
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(943)	(943)

Balances at June 30, 2010	—	$—	122,134	$12,213	$2,360,735	$1,773,877	$(2,477)	$(1,969,571)	$24,646	$2,199,423

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$68,261	$85,459
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	65,859	61,998
Stock-based compensation	3,426	3,410
Gain on re-measurement of equity interest upon acquisition, net	(620)	—
Gain on debt extinguishment	(75)	(4,564)
Gains on sale of facilities, net	(3,801)	(21,152)
Straight-line rent	(5,335)	(3,244)
Amortization of above/below market lease intangibles, net	91	(282)
Mortgage and other loan premium amortization	—	49
Amortization of deferred financing costs	1,419	1,228
Equity in earnings from unconsolidated joint ventures	(480)	(151)
Distributions of income from unconsolidated joint ventures	453	310
Changes in operating assets and liabilities:
Receivables	(751)	(1,698)
Intangible and other assets	8,047	3,930
Accounts payable and accrued liabilities	(9,312)	(11,412)

Net cash provided by operating activities	127,182	113,881

Cash flows from investing activities:
Investment in real estate and related assets and liabilities	(266,836)	(16,078)
Proceeds from sale of real estate facilities	5,464	36,284
Investment in mortgage and other loans receivable	(144,008)	(14,246)
Principal payments on mortgage and other loans receivable	3,406	11,934
Contributions to unconsolidated joint ventures	(136)	(110)
Distributions from unconsolidated joint ventures	1,251	1,393

Net cash (used in) provided by investing activities	(400,859)	19,177

Cash flows from financing activities:
Repayment of senior notes	—	(57,436)
Issuance of notes and bonds payable	—	6,862
Principal payments on notes and bonds payable	(7,445)	(3,449)
Redemption of preferred stock	(92)	—
Issuance of common stock, net	181,656	56,337
Dividends paid	(106,379)	(93,506)
Distributions to noncontrolling interests	(943)	(700)
Distributions to redeemable OP unitholders	(1,348)	(1,569)
Payment of deferred financing costs	(1,480)	(118)

Net cash provided by (used in) financing activities	63,969	(93,579)

(Decrease) increase in cash and cash equivalents	(209,708)	39,479
Cash and cash equivalents, beginning of period	382,278	82,250

Cash and cash equivalents, end of period	$172,570	$121,729

Supplemental schedule of cash flow information:
Non-cash investing activities:
Assumption of debt upon acquisition of real estate	$109,514	$—

Retirement of mortgage loan receivable upon acquisition of real estate	$47,500	$—

Capital contributions from noncontrolling interests upon acquisition of real estate	$25,289	$—

Issuance of redeemable OP units upon acquisition of real estate	$18,986	$—

Issuance of mortgage loan receivable upon sale of real estate	$6,258	$—

Non-cash financing activities:
Conversion of preferred stock to common stock	$51,272	$—

Adjust redeemable OP unitholder interest to current redemption value	$3,881	$—

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the six months ended June 30, 2010, approximately 94% of our revenues were derived from leases, with the remaining 6% from mortgage loans, other financing activities and other miscellaneous income.
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
As of June 30, 2010, we had investments in 628 healthcare facilities and one land parcel located in 43 states, consisting of:

			Facilities and land
	Consolidated	Unconsolidated	parcel securing
	facilities	facilities	mortgage loans	Total
Assisted and independent living facilities	255	19	9	283
Skilled nursing facilities	176	14	16	206
Continuing care retirement communities	9	1	1	11
Specialty hospitals	7	—	—	7
Triple-net medical office buildings	25	—	27	52
Multi-tenant medical office buildings	68	—	—	68
Land parcel	—	—	1	1
Asset held for sale	1	—	—	1

	541	34	54	629

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 30, 2010, our directly owned facilities, other than our multi-tenant medical office buildings, were operated by 86 different healthcare providers, including the following publicly traded companies:

Facilities
operated
Assisted Living Concepts, Inc.	4
Brookdale Senior Living, Inc.	96
Emeritus Corporation	6
Extendicare, Inc.	1
HealthSouth Corporation	2
Kindred Healthcare, Inc.	1
Sun Healthcare Group, Inc.	4
One of our triple-net lease tenants accounted for more than 10% of our revenues at June 30, 2010 as follows:

Brookdale Senior Living, Inc.	13.7%
2. Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six months ended June 30, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature.
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
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results for a full year.
We have evaluated events subsequent to June 30, 2010 for their impact on our condensed consolidated financial statements (see Note 20).
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
Revenue Recognition
We derive the majority of our revenue from leases related to our real estate investments and a much smaller portion of our revenue from mortgage loans, other financing activities and other miscellaneous income. Revenue is recognized when it is realized or is realizable and earned.
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
We assess the collectability of straight-line rent in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectability is not reasonably assured. Our assessment of the collectability of straight-line rent is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant and the type of facility, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we will provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We recorded $3.6 million and $5.3 million of revenues in excess of cash received during the three and six months ended June 30, 2010, respectively, and $1.6 million and $3.2 million of revenues in excess of cash received during the three and six months ended June 30, 2009, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our consolidated balance sheets of $33.2 million at June 30, 2010 and $27.5 million at December 31, 2009, net of reserves of $111.0 million and $108.3 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could vary from the amounts currently recorded.
Interest income from loans, including discounts and premiums, is recognized using the effective interest method when collectability is reasonably assured. The effective interest method is applied on a loan-by-loan basis, and discounts and premiums are recognized as yield adjustments over the term of the related loans. We recognize interest income on impaired loans to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loans, other receivables and all related accrued interest. Once the total of the loans, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide reserves against impaired loans to the extent our total investment exceeds our estimate of the fair value of the loan collateral.
We recognize sales of facilities upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the requirements of gain recognition on sale of real estate under the provisions of ASC 360 are met, including: the collectability of the sales price is reasonably assured; we have received adequate initial investment from the buyer; we are not obligated to perform significant activities after the sale to earn the gain; and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy these requirements. We had $19.3 million of deferred gains included in the caption “Mortgage loans receivable, net” at June 30, 2010 and December 31, 2009.
Gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. We had $15.3 million of such deferred gains at June 30, 2010 and December 31, 2009. All other gains are included in discontinued operations.
Investments in Real Estate
We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $28.6 million and $56.3 million for the three and six months ended June 30, 2010, respectively, and $27.4 million and $52.9 million for the three and six months ended June 30, 2009, respectively.
We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Certain transaction costs that have historically been capitalized as acquisition costs are expensed for business combinations completed on or after January 1, 2009, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels. During the three and six months ended June 30, 2010, we incurred $1.6 million and $3.1 million, respectively, of acquisition costs that are included on our consolidated income statements.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
No impairment charges were recorded during the three and six months ended June 30, 2010 or 2009.
Collectability of Receivables
We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $16.2 million at June 30, 2010 and $12.7 million at December 31, 2009.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments with original maturities of three months or less when purchased.
Capital Raising Costs
Deferred financing costs are included in the caption “other assets” on our consolidated balance sheets and are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Deferred financing cost amortization is included in the caption “Interest expense” on our consolidated income statements. Costs incurred in connection with the issuance of common stock are recorded as a reduction of capital in excess of par value.
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
Redeemable Limited Partnership Unitholders
NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in February 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of ASC 810, as our wholly owned subsidiary is the general partner and exercises control. As of June 30, 2010 and December 31, 2009, third party investors owned 2,206,465 and 1,629,752 Class A limited partnership units in NHP/PMB (“OP Units”), respectively, which represented 34.2% and 52.4% of the total units outstanding at June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010 and December 31, 2009, 4,251,051 and 1,482,713 Class B limited partnership units in NHP/PMB were outstanding, respectively, all of which were held by our subsidiaries. During the six months ended June 30, 2010, 575,326 and 1,788 OP Units were issued by NHP/PMB in connection with acquisitions and under terms of an agreement with Pacific Medical Buildings and certain of its affiliates, respectively (see Note 5). After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the “REIT Shares Amount” per OP Unit. As of June 30, 2010, the REIT Shares Amount was 1.004. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. Since we are obligated to register the shares, the redeemable OP unitholder interests are classified outside of permanent equity on our consolidated balance sheets. During the six months ended June 30, 2010, 401 OP Units were converted into 401 shares of our common stock. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. At June 30, 2010, the fair value of the OP Units exceeded the cost basis by $3.9 million, and the adjustment was recorded through capital in excess of par value. The value of the OP Units held by redeemable OP unitholder interests was $78.9 million and $57.3 million at June 30, 2010 and December 31, 2009, respectively.

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
Stock-Based Compensation
We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, which require stock-based compensation awards to be valued at the fair value on the date of grant and amortized as an expense over the vesting period and require any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income reflects stock-based compensation expense of $1.8 million and $3.4 million for the three and six months ended June 30, 2010, respectively, and $1.8 million and $3.4 million for the three and six months ended June 30, 2009, respectively.
Income Taxes
We intend to continue to qualify as a REIT under Sections 856 through 860 of the Code, and accordingly, no provision has been made for federal income taxes. However, we are subject to certain state and local taxes on our income and/or property, and these amounts are included in the expense caption “General and administrative” on our consolidated income statements.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), which was redeemed on January 18, 2010 (see Note 11) and/or OP Units. The dilutive effect of stock options and other share-settled compensation plans that do not contain rights to nonforfeitable dividends is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.
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
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. The hierarchy is as follows:
•	Level 1 — quoted prices for identical instruments in active markets.

•	Level 2 — observable inputs other than Level 1 inputs, including quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and other derived valuations with significant inputs or value drivers that are observable or can be corroborated by observable inputs in active markets.

•	Level 3 — unobservable inputs or derived valuations with significant inputs or value drivers that are unobservable.
Fair value measurements at June 30, 2010 are as follows:

	Fair Value	Level 1	Level 2	Level 3
		(In thousands)
Financial assets	$4,289	$4,289	$—	$—
Financial liabilities	(4,289)	(4,289)	—	—
Redeemable OP unitholder interests	78,898	—	78,898	—

	$78,898	$—	$78,898	$—

OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the REIT Shares Amount. As such, the fair value of OP Units outstanding at June 30, 2010 is based on the closing price of our common stock on June 30, 2010, which was $35.77 per share.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below details the book value and fair value for mortgage and other loans receivable and the components of long-term debt at June 30, 2010. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$219,550	$219,641
Other loans receivable	$75,254	$69,250
Unsecured senior credit facility	$—	$—
Senior notes	$991,633	$1,096,188
Notes and bonds payable	$533,525	$548,001
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Real Estate Properties
At June 30, 2010, we had direct ownership of:

Assisted and independent living facilities	255
Skilled nursing facilities	176
Continuing care retirement communities	9
Specialty hospitals	7
Triple-net medical office buildings	25
Multi-tenant medical office buildings, including 21 owned by consolidated joint ventures (see Note 5)	68
We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of June 30, 2010, approximately 85% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of June 30, 2010, leases covering 470 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $76.4 million. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of June 30, 2010, leases covering 360 facilities contained provisions for property tax impounds, and leases covering 238 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses. No individual property owned by us is material to us as a whole.
During the six months ended June 30, 2010, we acquired 11 skilled nursing facilities, seven medical office buildings and five assisted and independent living facilities subject to triple-net leases in five separate transactions for an aggregate investment of $179.4 million. In connection with the acquisition of five of the assisted and independent living facilities and one of the skilled nursing facilities described above, we funded two unsecured loans totaling $5.5 million during the six months ended June 30, 2010.
During the six months ended June 30, 2010, we acquired the remaining 55.05% interest in PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB) (see Note 6).
During the six months ended June 30, 2010, we funded $9.6 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2010, we had committed to fund additional expansions, construction and capital improvements of $112.8 million. During the six months ended June 30, 2010, we also funded $0.7 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the six months ended June 30, 2010, we transferred one assisted and independent living facility to asset held for sale (see Note 7) and sold two skilled nursing facilities for net cash proceeds of $5.5 million that resulted in a total gain of $3.8 million which is included on our consolidated income statements in gains on sale of facilities in discontinued operations.
During the six months ended June 30, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community (see Note 4) to the tenant of the facility. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets (see Note 4). As we have a continuing interest in the facility, operating results from the facility are included in income from continuing operations on our consolidated income statements.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
No impairment charges were recorded on our real estate properties during the six months ended June 30, 2010 or 2009.
4. Mortgage Loans Receivable
At June 30, 2010, we held 15 mortgage loans receivable secured by:

Multi-tenant medical office buildings	27
Skilled nursing facilities	16
Assisted and independent living facilities	9
Continuing care retirement communities	1
Land parcel	1
At June 30, 2010, the mortgage loans receivable had an aggregate principal balance of $219.6 million and are reflected in our consolidated balance sheets net of aggregate deferred gains totaling $19.3 million, with individual outstanding principal balances ranging from $0.7 million to $83.1 million and maturities ranging from 2010 to 2024.
During the six months ended June 30, 2010, we funded one mortgage loan secured by 27 medical office buildings in the amount of $83.1 million.
During the six months ended June 30, 2010, we also funded $6.8 million and $52.8 million under loans to our consolidated joint ventures with PMB Gilbert LLC and PMB Pasadena LLC, respectively (see Note 5). As we consolidate these joint ventures, these balances have been eliminated for purposes of our consolidated financial statements.
During the six months ended June 30, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community (see Note 3). We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.3 million subsequent to the sale.
As of February 1, 2010, we acquired the multi-tenant medical office building which served as collateral for our $47.5 million mortgage loan from a related party, and as a result, the loan was retired (see Notes 5 and 19).
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Cash distributions from McShane/NHP are made in accordance with the members’ ownership interests and will continue to be made until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture. No cash distributions were made during the six months ended June 30, 2010.
At June 30, 2010, McShane/NHP owned seven multi-tenant medical office buildings located in one state.
During the six months ended June 30, 2010, McShane/NHP funded $0.3 million in capital and tenant improvements at certain facilities.
All intercompany balances with McShane/NHP have been eliminated for purposes of our consolidated financial statements.
NHP/PMB L.P.
In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 multi-tenant medical office buildings, including six that were in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. Under the Contribution Agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB. During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). During 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied. As a result of the elimination of these six properties, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million, of which $2.7 million was payable to Pacific Medical Buildings LLC.
As of February 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated one of the six properties that were previously eliminated from the Contribution Agreement. NHP/PMB acquired this multi-tenant medical office building for $74.0 million, which was paid in a combination of cash and the issuance of 301,599 OP Units with a fair value at the date of issuance of $10.0 million. As a result of such acquisition, we retired our $47.5 million mortgage loan from a related party to which such acquired medical office building had served as collateral (see Note 19). Additionally, as of February 1, 2010, we acquired a majority ownership interest in a joint venture which owns one multi-tenant medical office building (see NHP/PMB Gilbert LLC below), amended and restated our agreement with NHP/PMB, PMB LLC and PMB Real Estate Services LLC (“PMBRES”) as described below and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB of a medical office building currently in development (see Note 19). In connection with these transactions, NHP/PMB entered into a Third Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB, which, among other things, authorized NHP/PMB to acquire properties affiliated with Pacific Medical Buildings LLC pursuant to agreements other than the Contribution Agreement.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The amendment to the Contribution Agreement dated as of March 1, 2010 also eliminated one of the two remaining properties from the Contribution Agreement, however, we concurrently entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) to acquire this property (see NHP/PMB Pasadena LLC below). As a result of the elimination of this property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (the “Premium Adjustment”), of which $1.9 million was payable to Pacific Medical Buildings LLC in cash. The portion of the Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.1 million in cash and the issuance of 1,788 additional OP Units with an aggregate value of $57,000. As a result of the payment, we received an additional 4,514 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million (the “Future Premium Adjustment”) which has been accrued at June 30, 2010 and of which a portion would be payable to Pacific Medical Buildings LLC.
Under the terms of the Contribution Agreement, a portion of the consideration for the multi-tenant medical office buildings is paid in the form of OP Units. After a one-year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the REIT Shares Amount. During the six months ended June 30, 2010, 401 OP Units were converted into 401 shares of our common stock. At June 30, 2010, 1,629,351 of the remaining OP Units had been outstanding for one year or longer and were exchangeable for cash of $58.3 million. During the six months ended June 30, 2010, cash distributions from NHP/PMB of $1.3 million were made to OP unitholders.
Additionally, we have entered into an agreement with NHP/PMB, PMB LLC and PMBRES (see Note 6) pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. As of February 1, 2010, this agreement was amended and restated to provide NHP/PMB with the option to acquire medical office buildings developed in the future through a joint venture between NHP and PMB LLC, obligate us to provide or arrange financing for approved developments and provide us with improved terms, including preferred returns, a reduction in PMB LLC’s promote interest and acquisition pricing determined at the time of acquisition rather than at the pre-development stage.
During the six months ended June 30, 2010, NHP/PMB funded $0.2 million in capital and tenant improvements at certain facilities.
All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.
NHP/PMB Gilbert LLC
As of February 1, 2010, we entered into a joint venture with PMB Gilbert LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Gilbert LLC (“Gilbert JV”) to acquire a multi-tenant medical office building. PMB Gilbert LLC contributed the multi-tenant medical office building to Gilbert JV, and we contributed $6.3 million in cash. Additionally, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at June 30, 2010. We hold a 71.17% equity interest in the joint venture and PMB Gilbert LLC holds a 28.83% equity interest. PMB Gilbert LLC is the managing member of Gilbert JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of February 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Gilbert LLC, NHP/PMB may in the future acquire Gilbert JV if certain conditions are met.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could be recording more or less income than the joint venture has generated or more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. During the six months ended June 30, 2010, operating cash distributions from Gilbert JV of $0.1 million and $4,000 were made to us and to PMB Gilbert LLC, respectively.
All intercompany balances with Gilbert JV have been eliminated for purposes of our consolidated financial statements. The allocation of the purchase price is preliminary as we are in the process of obtaining a purchase price allocation from an independent third party. Depreciation expense has been calculated and recorded based on this preliminary purchase price allocation.
NHP/PMB Pasadena LLC
As of March 1, 2010, we entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Pasadena LLC (“Pasadena JV”) to acquire a multi-tenant medical office building. PMB Pasadena LLC contributed the multi-tenant medical office building to Pasadena JV, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), of which $49.8 million has been funded, and a $3.0 million mezzanine loan at an interest rate of 15.00%, both of which remain outstanding at June 30, 2010. We hold a 71% equity interest in the joint venture and PMB Pasadena LLC holds a 29% equity interest. PMB Pasadena LLC is the managing member of Pasadena JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of March 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Pasadena LLC, NHP/PMB may in the future acquire Pasadena JV if certain conditions are met.
Net income or loss is allocated between the partners in the joint venture based on the HLBV method. During the six months ended June 30, 2010, operating cash distributions from Pasadena JV of $0.1 million were made to us.
All intercompany balances with Pasadena JV have been eliminated for purposes of our consolidated financial statements.
6. Investment in Unconsolidated Joint Ventures
The following table sets forth the amounts from our unconsolidated joint ventures included in the caption “Income from unconsolidated joint ventures” on our consolidated income statements for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Management fees:
State pension fund investor	$1,134	$1,019	$2,196	$2,036
NHP share of net income (loss):
State pension fund investor	195	146	441	310
PMBRES	(1)	78	27	(112)
PMB SB	—	(69)	12	(47)

	$1,328	$1,174	$2,676	$2,187

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
At June 30, 2010, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.
During the six months ended June 30, 2010, the joint venture prepaid two loans totaling $4.3 million with a weighted average rate of 9.16%, and placed $12.0 million of mortgage financing on a portion of its portfolio.
During January 2008, the joint venture entered into an interest rate swap contract that is designated as effectively hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at June 30, 2010 and December 31, 2009 was $13.8 million and $8.2 million, respectively, which is included in accrued liabilities on the joint venture’s balance sheet.
Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. During the six months ended June 30, 2010, we received distributions of $1.2 million from the joint venture. In addition to our share of the income, we receive a monthly management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement.
PMB Real Estate Services LLC
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1.0 million at closing, and we will make an additional payment on or before March 31, 2011 equal to six times the normalized net operating profit of PMBRES for 2010 (less the amount of all prior payments). An additional payment equal to six times the normalized net operating profit of PMBRES for 2009 was to be made on or before March 31, 2010. During 2009, PMBRES had a normalized net operating loss, and as such, no additional payment was made on or before March 31, 2010. PMBRES provides property management services for 32 multi-tenant medical office buildings that we own or in which we have an ownership interest.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Asset Held for Sale
During the six months ended June 30, 2010, we transferred one assisted and independent living facility to asset held for sale. This facility was sold on July 12, 2010 for net cash proceeds of $6.5 million (see Note 20).
8. Intangible Assets and Liabilities
Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. Intangible liabilities include below market tenant and ground lease intangible liabilities and are included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. At June 30, 2010 and December 31, 2009, intangible assets and liabilities consisted of:

	June 30,	December 31,
	2010	2009
	(In thousands)
Gross intangible assets	$187,227	$129,979
Accumulated amortization	(39,284)	(36,322)

	$147,943	$93,657

Gross intangible liabilities	$18,024	$18,268
Accumulated amortization	(4,487)	(3,890)

	$13,537	$14,378

The amortization of above/below market lease intangibles is included in the caption “Medical office building operating rent” on our consolidated income statements. The amortization of other intangible assets and liabilities is included in the caption “Depreciation and amortization” on our consolidated income statements. The following table sets forth amounts included on our consolidated income statements related to the amortization of intangible assets and liabilities for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Amortization expense:
Above/below market lease intangibles	$153	$(54)	$91	$(282)
Other intangible assets and liabilities	5,071	3,051	9,079	8,195

	$5,224	$2,997	$9,170	$7,913

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Other Assets
At June 30, 2010 and December 31, 2009, other assets consisted of:

	June 30,	December 31,
	2010	2009
	(In thousands)
Other receivables, net of reserves of $5.6 million and $4.2 million at June 30, 2010 and December 31, 2009, respectively	$69,616	$68,535
Straight-line rent receivables, net of reserves of $111.0 million and $108.3 million at June 30, 2010 and December 31, 2009, respectively	33,185	27,450
Deferred financing costs	11,882	11,366
Capitalized lease and loan origination costs	2,129	2,418
Investments and restricted funds	13,332	9,545
Prepaid ground leases	12,930	10,051
Other	9,329	3,787

	$152,403	$133,152

Included in other receivables at both June 30, 2010 and December 31, 2009, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million due in March 2012 and April 2012, respectively.
10. Debt
Unsecured Senior Credit Facility
At June 30, 2010, we had no balance outstanding on our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at June 30, 2010) or applicable LIBOR plus 0.70% (1.08% at June 30, 2010). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. Effective June 25, 2010, we exercised our option to extend the maturity date by one year to December 15, 2011. As of June 30, 2010, we were in compliance with all covenants under the credit facility.
Senior Notes
The aggregate principal amount of notes outstanding at June 30, 2010 was $991.6 million. At June 30, 2010, the weighted average interest rate on the notes was 6.47% and the weighted average maturity was 4.5 years.
Notes and Bonds Payable
The aggregate principal amount of notes and bonds payable at June 30, 2010 was $533.5 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 1.00% to 8.63% and are secured by real estate properties with an aggregate net book value as of June 30, 2010 of $794.6 million. At June 30, 2010, the weighted average interest rate on the notes and bonds payable was 5.35% and the weighted average maturity was 6.5 years.
During the six months ended June 30, 2010, we assumed mortgages as part of certain acquisitions totaling $109.5 million.
During the six months ended June 30, 2010, we repaid at maturity $2.9 million of fixed rate secured debt that bore interest at 8.02%.
During the six months ended June 30, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 1, 2010, we repaid at maturity $64.3 million of secured debt at a weighted average interest rate of 5.13% (see Note 20).
Debt Maturities
The principal balances of our debt as of June 30, 2010 mature as follows:

	Credit	Senior	Notes and Bonds
Year	Facility	Notes	Payable	Total
		(In thousands)
2010	$—	$—	$76,751	$76,751
2011	—	339,040	71,162	410,202
2012	—	72,950	50,856	123,806
2013	—	269,850	38,703	308,553
2014	—	—	22,057	22,057
Thereafter (1)	—	309,793	273,996	583,789

	$—	$991,633	$533,525	$1,525,158

(1)	There are $52.4 million of senior notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1 of any of the following years: 2012, 2017 or 2027. There are $23.0 million of senior notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7 of any of the following years: 2013, 2018, 2023 or 2028.
11. Stockholders’ Equity
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Common Stock
We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. We entered into two new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. During the six months ended June 30, 2010, we issued and sold approximately 5,058,000 shares of common stock at a weighted average price of $35.66 per share, resulting in net proceeds of approximately $178.5 million after sales agent fees. At June 30, 2010, approximately 405,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. We entered into two new sales agreements, each dated July 2, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time, and from July 1, 2010 to August 2, 2010, we issued and sold approximately 1,655,000 shares at a weighted average price of $37.03 per share (see Note 20).
We sponsor a dividend reinvestment plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2010 was 2%. During the six months ended June 30, 2010, we issued approximately 143,000 shares of common stock, at an average price of $33.11 per share, resulting in net proceeds of approximately $4.7 million.
On January 18, 2010, we redeemed all outstanding shares of Series B Preferred Stock, and as a result, 512,727 shares of Series B Preferred Stock were converted into approximately 2,315,000 shares of common stock during the period from January 1, 2010 to January 14, 2010.
During the six months ended June 30, 2010, 401 OP Units issued by NHP/PMB were exchanged for 401 shares of common stock (see Note 5).

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Earnings Per Share (EPS)
Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.
Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B Preferred Stock, which was redeemed on January 18, 2010 (see Note 11) and/or OP Units. There were 270,100 stock options that would not be dilutive for the three and six months ended June 30, 2010. There were 243,000 stock options that would not be dilutive for the three and six months ended June 30, 2009. The calculation below excludes 147,600 performance shares that would not be dilutive for the three months ended June 30, 2010 and 6,997 stock appreciation rights that would not be dilutive for the three and six months ended June 30, 2010. The calculation below excludes 1,200 performance shares, 603,000 stock appreciation rights and 27,000 stock units that would not be dilutive for the three and six months ended June 30, 2009. The Series B Preferred Stock is not dilutive for any period presented. The following table sets forth the components of the basic and diluted EPS calculations:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$33,011	$34,542	$64,073	$63,673
Net loss (income) attributable to noncontrolling interests	147	(75)	337	(102)
Net income attributable to participating securities	(324)	(206)	(650)	(412)
Series B preferred stock dividends	—	(1,452)	—	(2,904)

Numerator for Basic and Diluted EPS from continuing operations	$32,834	$32,809	$63,760	$60,255

Numerator for Basic and Diluted EPS from discontinued operations	$4,011	$284	$4,188	$21,786

Denominator:
Basic weighted average shares outstanding	119,883	103,089	118,473	102,724
Effect of dilutive securities:
Stock options	53	69	60	63
Other share-settled compensation plans	457	194	441	180
OP Units	2,206	1,830	2,065	1,830

Diluted weighted average shares outstanding	122,599	105,182	121,039	104,797

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.28	$0.32	$0.54	$0.59
Discontinued operations attributable to NHP common stockholders	0.03	—	0.03	0.21

Net income attributable to NHP common stockholders	$0.31	$0.32	$0.57	$0.80

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.27	$0.31	$0.53	$0.57
Discontinued operations attributable to NHP common stockholders	0.03	—	0.03	0.21

Net income attributable to NHP common stockholders	$0.30	$0.31	$0.56	$0.78

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Discontinued Operations
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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Rental income	$290	$542	$523	$1,242
Interest and other income	—	—	—	19

	290	542	523	1,261

Expenses:
Depreciation and amortization	58	258	136	627

	58	258	136	627

Income from discontinued operations	$232	$284	$387	$634

14. Derivatives
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Notes 6 and 15).
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
The following table sets forth amounts included on our consolidated income statements related to the amortization of the Treasury lock agreements for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Amortization:
2007 Treasury lock agreements	$65	$178	$129	$245
2006 Treasury lock agreements	64	60	126	118

	$129	$238	$255	$363

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15. Comprehensive Income
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of June 30, 2010, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $3.5 million.
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
The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net income	$37,022	$34,826	$68,261	$85,459
Other comprehensive income:
Pro rata share of accumulated other comprehensive (loss) income from unconsolidated joint venture	(963)	1,456	(1,399)	(2,091)
Amortization of gains on Treasury lock agreements	(129)	(238)	(255)	(363)

Comprehensive income	35,930	36,044	66,607	83,005
Comprehensive loss (income) attributable to noncontrolling interests	147	(75)	337	(102)

	$36,077	$35,969	$66,944	$82,903

16. Income Taxes
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through June 30, 2010. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.
17. Segment Information
Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). During 2009 and the six months ended June 30, 2010, the multi-tenant leases segment was comprised exclusively of medical office buildings.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Revenue:
Triple-net leases	$76,236	$72,674	$149,783	$145,961
Multi-tenant leases	27,124	17,437	48,809	34,523
Non-segment	5,888	6,658	12,851	12,993

	$109,248	$96,769	$211,443	$193,477

Net operating income (1):
Triple-net leases	$76,236	$72,674	$149,783	$145,961
Multi-tenant leases	16,854	10,309	29,892	20,561

	$93,090	$82,983	$179,675	$166,522

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Triple-net leases	$2,546,079	$2,408,747
Multi-tenant leases	874,702	555,998
Non-segment	516,145	682,330

	$3,936,926	$3,647,075

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenue. For our multi-tenant leases segment, we define NOI as revenue minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.
A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Net income	$37,022	$34,826	$68,261	$85,459
Interest and other income	(5,888)	(6,658)	(12,851)	(12,993)
Interest expense	24,452	23,247	48,042	47,319
Depreciation and amortization expense	33,832	30,617	65,723	61,370
General and administrative expense	7,384	6,973	14,369	13,904
Acquisition costs	1,627	—	3,070	—
Income from unconsolidated joint ventures	(1,328)	(1,174)	(2,676)	(2,187)
Gain on debt extinguishment	—	(4,564)	(75)	(4,564)
Gain on sale of facilities, net	(3,779)	—	(3,801)	(21,152)
Income from discontinued operations	(232)	(284)	(387)	(634)

Net operating income from reportable segments	$93,090	$82,983	$179,675	$166,522

18. Commitments and Contingencies
Litigation
From time to time, we are a party to various legal proceedings, lawsuits and other claims (as to some of which we may not be insured) that arise in the normal course of our business. Regardless of their merits, these matters may require us to expend significant financial resources. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, results of operations or financial position. However, we are unable to predict the ultimate outcome of pending litigation and claims, and if our assessment of our liability with respect to these actions and claims is incorrect, such actions and claims could have a material adverse effect on our business, results of operations or financial position.

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
Lines of Credit
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the six months ended June 30, 2010, we funded $0.3 million under the line of credit. At June 30, 2010, $3.5 million was outstanding and is included in the caption “Other assets” on our consolidated balance sheet.
We entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which was secured by 100% of the membership interests in PMB Pomona LLC (see Note 19). During the six months ended June 30, 2010, we funded $0.3 million, and the total $1.9 million outstanding was subsequently repaid. No further disbursements will be made under the agreement.
As of February 1, 2010, in connection with the formation of Gilbert JV, a consolidated joint venture, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at June 30, 2010 (see Note 5).
As of March 1, 2010, in connection with the formation of Pasadena JV, a consolidated joint venture, we agreed to loan Pasadena JV up to $56.5 million as project financing at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), including $49.8 million that was disbursed initially and remains outstanding at June 30, 2010 (see Note 5).
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
19. Related Party Transactions
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
We have entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion which was amended as of February 1, 2010 to provide for the future acquisition of the medical office building by NHP/PMB. Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Pomona LLC. We also entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which was secured by 100% of the membership interests in PMB Pomona LLC (see Note 18).
As of March 1, 2010, NHP/PMB became obligated to pay $2.1 million under the Contribution Agreement, of which $1.9 million was paid to Pacific Medical Buildings LLC in cash (see Note 5). Dr. Rush is the Chairman of and owns an interest in Pacific Medical Buildings LLC. In addition, Dr. Rush and certain of his family members own or owned interests, directly and indirectly through partnerships and trusts, in the entities that contributed the five multi-tenant medical office buildings acquired by NHP/PMB, Gilbert JV and Pasadena JV during the six months ended June 30, 2010 (see Note 6) and/or own the remaining development property that may be acquired in the future under the Contribution Agreement.
20. Subsequent Events
From July 1, 2010 to August 2, 2010, we completed approximately $60 million of investments in two assisted and independent living facilities and four skilled nursing facilities and sold one assisted and independent living facility that was included in asset held for sale at June 30, 2010 for net cash proceeds of $6.5 million (see Note 7).
On July 1, 2010, we repaid at maturity $64.3 million of secured debt at a weighted average interest rate of 5.13% (see Note 10).
We entered into two new sales agreements, each dated July 2, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time, and from July 1, 2010 to August 2, 2010, we issued and sold approximately 1,655,000 shares at a weighted average price of $37.03 per share through our at-the-market equity offering program (see Note 11).

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
Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:
•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;

•	non-payment or late payment of rent, interest or loan principal amounts by our tenants;

•	our reliance on one tenant for a significant percentage of our revenue;

•	occupancy levels at certain facilities;

•	our level of indebtedness;

•	changes in the ratings of our debt securities;

•	maintaining compliance with our debt covenants;

•	access to the capital markets and the cost and availability of capital;

•	the effect of healthcare reform legislation or government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;

•	risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;

•	the ability of our tenants to pay contractual rent and/or interest escalations in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance;

•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;

•	our ability to retain key personnel;

•	potential liability under environmental laws;

•	the possibility that we could be required to repurchase some of our senior notes;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust (“REIT”); and

•	the risk factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, especially the risk factors set forth in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q.
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
Revenue Recognition
We derive the majority of our revenue from leases related to our real estate investments and a much smaller portion of our revenue from mortgage loans, other financing activities and other miscellaneous income. Revenue is recognized when it is realized or is realizable and earned.

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
We assess the collectability of straight-line rent in accordance with the applicable accounting standards and our reserve policy and defer recognition of straight-line rent if its collectability is not reasonably assured. Our assessment of the collectability of straight-line rent is based on several factors, including the financial strength of the tenant and any guarantors, the historical operations and operating trends of the facility, the historical payment pattern of the tenant and the type of facility, among others. If our evaluation of these factors indicates we may not receive the rent payments due in the future, we defer recognition of the straight-line rental income and, depending on the circumstances, we will provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recoverable. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized, and/or to increase or reduce the reserve against the existing straight-line rent receivable balance.
We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could vary from the amounts currently recorded.
Interest income from loans, including discounts and premiums, is recognized using the effective interest method when collectability is reasonably assured. The effective interest method is applied on a loan-by-loan basis, and discounts and premiums are recognized as yield adjustments over the term of the related loans. We recognize interest income on impaired loans to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loans, other receivables and all related accrued interest. Once the total of the loans, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide reserves against impaired loans to the extent our total investment exceeds our estimate of the fair value of the loan collateral.
Investments in Real Estate
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
Asset Impairment
We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. The evaluation of the undiscounted cash flows from the expected use of the property is highly subjective and is based in part on various factors and assumptions, including, but not limited to, historical operating results, available market information and known trends and market/economic conditions that may affect the property, as well as estimates of future operating income, occupancy, rental rates, leasing demand and competition. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs.
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

Income Taxes
We intend to continue to qualify as a REIT under Sections 856 through 860 of the Code, and accordingly, no provision has been made for federal income taxes. However, we are subject to certain state and local taxes on our income and/or property, and these amounts are included in the expense caption “General and administrative” on our consolidated income statements.
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

Operating Results
Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

Revenue:
Triple-net lease rent	$149,783	$145,961	$3,822	3%
Medical office building operating rent	48,809	34,523	14,286	41%

	198,592	180,484	18,108	10%
Interest and other income	12,851	12,993	(142)	(1%)

	211,443	193,477	17,966	9%

Expenses:
Interest expense	48,042	47,319	723	2%
Depreciation and amortization	65,723	61,370	4,353	7%
General and administrative	14,369	13,904	465	3%
Acquisition costs	3,070	—	3,070	100%
Medical office building operating expenses	18,917	13,962	4,955	35%

	150,121	136,555	13,566	10%

Operating income	61,322	56,922	4,400	8%
Income from unconsolidated joint ventures	2,676	2,187	489	22%
Gain on debt extinguishment	75	4,564	(4,489)	(98%)

Income from continuing operations	64,073	63,673	400	1%

Discontinued operations:
Gains on sale of facilities, net	3,801	21,152	(17,351)	(82%)
Income from discontinued operations	387	634	(247)	(39%)

	4,188	21,786	(17,598)	(81%)

Net income	68,261	85,459	(17,198)	(20%)
Net loss (income) attributable to noncontrolling interests	337	(102)	439	430%

Net income attributable to NHP	68,598	85,357	(16,759)	(20%)
Preferred stock dividends	—	(2,904)	2,904	100%

Net income attributable to NHP common stockholders	$68,598	$82,453	$(13,855)	(17%)

Triple-net lease rental income increased primarily due to rental income from 23 facilities acquired during 2010, increased straight-line rental income and rent increases at existing facilities, offset in part by reserves.
Medical office building operating rent increased primarily due to operating rent resulting from our 2010 acquisition of majority interests in seven multi-tenant medical office buildings and operating rent growth at existing facilities.
Interest and other income decreased primarily due to the retirement of our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral during 2010 and reserves, offset in part by the funding of a new mortgage loan and additional fundings on an existing mortgage loan during 2010 and a net gain recognized upon acquisition of the controlling interest in an unconsolidated joint venture during 2010.
Interest expense increased primarily due to the assumption of $109.5 million of secured debt during 2010, offset in part by the repayment of $64.6 million of senior notes during 2009 and the repayment of $2.7 million and $2.9 million of secured debt during 2009 and 2010, respectively.
Depreciation and amortization increased primarily due to the acquisition of 30 facilities during 2010, including majority interests in seven multi-tenant medical office buildings.
General and administrative expenses increased primarily due to increased employee related costs, tax expense and other general corporate expenses, offset in part by decreased expenses for third party advisors.

Acquisition costs represent costs related to acquisition transactions. No acquisition costs were incurred during 2009.
Medical office building operating expenses increased primarily due to operating expenses resulting from our 2010 acquisition of majority interests in seven multi-tenant medical office buildings acquired during 2010.
Income from unconsolidated joint ventures increased primarily due to increased income from our unconsolidated joint venture with a state pension fund investor and PMB Real Estate Services LLC (“PMBRES”).
In connection with our acquisition of one multi-tenant medical office building through a consolidated joint venture, we provided funding that was concurrently used to prepay existing debt, and as a result the consolidated joint venture recognized a gain on debt extinguishment.
ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income of $4.2 million for 2010 was comprised of gains on sale of $3.8 million and rental income of $0.5 million, offset in part by depreciation and amortization expense of $0.1 million. Discontinued operations income of $21.8 million for 2009 was comprised of gains on sale of $21.2 million, rental income of $1.2 million and interest and other income of $19,000, offset in part by depreciation and amortization expense of $0.6 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.
Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)

Revenue:
Triple-net lease rent	$76,236	$72,674	$3,562	5%
Medical office building operating rent	27,124	17,437	9,687	56%

	103,360	90,111	13,249	15%
Interest and other income	5,888	6,658	(770)	(12%)

	109,248	96,769	12,479	13%

Expenses:
Interest expense	24,452	23,247	1,205	5%
Depreciation and amortization	33,832	30,617	3,215	11%
General and administrative	7,384	6,973	411	6%
Acquisition costs	1,627	—	1,627	100%
Medical office building operating expenses	10,270	7,128	3,142	44%

	77,565	67,965	9,600	14%

Operating income	31,683	28,804	2,879	10%
Income from unconsolidated joint ventures	1,328	1,174	154	13%
Gain on debt extinguishment	—	4,564	(4,564)	(100%)

Income from continuing operations	33,011	34,542	(1,531)	(4%)

Discontinued operations:
Gains on sale of facilities, net	3,779	—	3,779	100%
Income from discontinued operations	232	284	(52)	(18%)

	4,011	284	3,727	1,312%

Net income	37,022	34,826	2,196	6%
Net loss (income) attributable to noncontrolling interests	147	(75)	222	296%

Net income attributable to NHP	37,169	34,751	2,418	7%
Preferred stock dividends	—	(1,452)	1,452	100%

Net income attributable to NHP common stockholders	$37,169	$33,299	$3,870	12%

Triple-net lease rental income increased primarily due to rental income from 23 facilities acquired during 2010, increased straight-line rental income and rent increases at existing facilities, offset in part by reserves.
Medical office building operating rent increased primarily due to operating rent resulting from our 2010 acquisition of majority interests in seven multi-tenant medical office buildings.
Interest and other income decreased primarily due to the retirement of our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral during 2010 and reserves, offset in part by the funding of a new mortgage loan and additional fundings on an existing mortgage loan during 2010.
Interest expense increased primarily due to the assumption of $109.5 million of secured debt during 2010, offset in part by the repayment of $37.6 million of senior notes during the last nine months of 2009 and the repayment of $2.7 million and $2.9 million of secured debt during the last nine months of 2009 and 2010, respectively.
Depreciation and amortization increased primarily due to the acquisition of 30 facilities during 2010, including majority interests in seven multi-tenant medical office buildings.
General and administrative expenses increased primarily due to increased employee related costs, tax expense and other general corporate expenses, offset in part by decreased expenses for third party advisors.
Acquisition costs represent costs related to acquisition transactions. No acquisition costs were incurred during 2009.
Medical office building operating expenses increased primarily due to operating expenses resulting from our 2010 acquisition of majority interests in seven multi-tenant medical office buildings acquired during 2010.
Income from unconsolidated joint ventures increased primarily due to increased income from our unconsolidated joint venture with a state pension fund investor and losses from PMB SB 399-401 East Highland LLC (“PMB SB”) in 2009, offset in part by losses from PMBRES in 2010 as compared to income in 2009.
ASC 360 requires the operating results of any assets with their own identifiable cash flows that are disposed of or held for sale and in which we have no continuing interest be removed from income from continuing operations and reported as discontinued operations. The operating results for any such assets for any prior periods presented must also be reclassified as discontinued operations. If we have a continuing investment, as in the sales to our unconsolidated joint venture with a state pension fund investor, the operating results remain in continuing operations. Discontinued operations income of $4.0 million for 2010 was comprised of gains on sale of $3.8 million and rental income of $0.3 million, offset in part by depreciation and amortization expense of $0.1 million. Discontinued operations income of $0.3 million for 2009 was comprised of rental income of $0.5 million, offset in part by depreciation and amortization expense of $0.2 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Funds From Operations and Funds Available for Distribution

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Funds From Operations (“FFO”):
Net income	$37,022	$34,826	$68,261	$85,459
Net loss (income) attributable to noncontrolling interests	147	(75)	337	(102)
Preferred stock dividends	—	(1,452)	—	(2,904)
Real estate related depreciation and amortization	33,501	30,567	65,046	61,374
Depreciation in income from unconsolidated joint ventures	1,181	1,312	2,420	2,618
Gains on sale of facilities, net	(3,779)	—	(3,801)	(21,152)

FFO available to NHP common stockholders	68,072	65,178	132,263	125,293
Series B preferred stock dividends add-back	—	1,452	—	2,904

Diluted FFO	68,072	66,630	132,263	128,197
Acquisition costs	1,627	—	3,070	—
Gain on re-measurement of equity interest upon acquisition, net	—	—	(620)	—
Gain on debt extinguishment	—	(4,564)	(75)	(4,564)

Adjusted diluted FFO	$69,699	$62,066	$134,638	$123,633

Funds Available for Distribution (“FAD”):
Net income	$37,022	$34,826	$68,261	$85,459
Net loss (income) attributable to noncontrolling interests	147	(75)	337	(102)
Preferred stock dividends	—	(1,452)	—	(2,904)
Real estate related depreciation and amortization	33,501	30,567	65,046	61,374
Gains on sale of facilities, net	(3,779)	—	(3,801)	(21,152)
Straight-lined rent	(3,511)	(1,599)	(5,198)	(3,188)
Amortization of intangible assets and liabilities	150	(48)	91	(271)
Non-cash stock-based compensation expense	1,832	1,837	3,426	3,410
Deferred financing cost amortization	829	756	1,674	1,570
Lease commissions and tenant and capital improvements	(1,066)	(1,343)	(1,703)	(2,069)
NHP’s share of FAD reconciling items from unconsolidated joint ventures:
Real estate related depreciation and amortization	1,181	1,312	2,420	2,618
Straight-lined rent	(1)	(12)	(2)	(23)
Deferred financing cost amortization	22	21	43	42

FAD available to NHP common stockholders	66,327	64,790	130,594	124,764
Series B preferred stock dividends add-back	—	1,452	—	2,904

Diluted FAD	66,327	66,242	130,594	127,668
Acquisition costs	1,627	—	3,070	—
Gain on re-measurement of equity interest upon acquisition, net	—	—	(620)	—
Gain on debt extinguishment	—	(4,564)	(75)	(4,564)

Adjusted diluted FAD	$67,954	$61,678	$132,969	$123,104

Weighted average shares outstanding for FFO:
Diluted weighted average shares outstanding (1)	122,701	105,241	121,146	104,848
Series B preferred stock add-back if not already converted	—	3,368	154	3,363

Diluted weighted average shares outstanding	122,701	108,609	121,300	108,211

Diluted per share amounts — FFO:
FFO	$0.55	$0.61	$1.09	$1.18

Adjusted FFO	$0.57	$0.57	$1.11	$1.14

(1)	Diluted weighted average shares outstanding includes the effect of all participating and non-participating share-based payment awards which for us consists of stock options and other share-based payment awards if the effect is dilutive. The dilutive effect of all share-based payment awards is calculated using the treasury stock method. Additionally, our redeemable OP units are included as if converted to common stock on a one-for-one basis.

While net income and its related per share amounts, as defined by accounting principles generally accepted in the United States (“GAAP”), are the most appropriate earnings measures, we believe that FFO and FAD and the related FFO per share amounts are important non-GAAP supplemental measures of operating performance. GAAP requires the use of straight-line depreciation of historical costs and implies that real estate values diminish predictably and ratably over time. However, real estate values have historically risen and fallen based on various market conditions and other factors. FFO was developed as a supplemental measure of operating performance primarily in order to exclude historical cost-based depreciation and amortization and its effects as it does not generally reflect the actual change in value of real estate over time. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. FFO is defined as net income (computed in accordance with GAAP) excluding gains and losses from the sale of real estate plus real estate related depreciation and amortization. The same adjustments are made to reflect our share of these same items from unconsolidated joint ventures. Adjusted FFO is defined as FFO excluding impairments of assets, acquisition costs and gains and losses other than those from the sale of real estate.
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
Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities during the six months ended June 30, 2010 increased $13.3 million, or 12%, as compared to the same period in 2009. This was primarily due to increased operating income from our owned facilities as a result of acquisitions during 2010. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities
Our investing activities primarily consist of investments in and sales of real estate and related assets and liabilities, investments in and principal payments on mortgage and other loans receivable and contributions to and distributions from unconsolidated joint ventures.
Investments in and Sales of Real Estate and Related Assets and Liabilities
During the six months ended June 30, 2010, we acquired 11 skilled nursing facilities, seven medical office buildings and five assisted and independent living facilities subject to triple-net leases in five separate transactions for an aggregate investment of $179.4 million.
During the six months ended June 30, 2010, we completed the following transactions related to our February 2008 agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates (see Note 5 to our condensed consolidated financial statements):
•	Three multi-tenant medical office buildings with an aggregate value of $223.2 million that had previously been eliminated from the Contribution Agreement were reinstated and the majority interests therein were acquired through our consolidated joint venture NHP/PMB L.P (“NHP/PMB”). NHP/PMB acquired a 100% interest in one of the three multi-tenant medical office buildings and, through two consolidated joint ventures, acquired a 65% and a 69% interest in the other two multi-tenant medical office buildings. The acquisitions were paid in a combination of cash, the retirement of our $47.5 million mortgage loan from a related party to which one of the multi-tenant medical office buildings had served as collateral, the assumption of $98.3 million of mortgage financing and the issuance of Class A limited partnership units in NHP/PMB (“OP Units”) with a fair value at the date of issuance of $19.0 million.
•	One of the two multi-tenant medical office buildings which remained under the Contribution Agreement at December 31, 2009 was eliminated from the Contribution Agreement and acquired through NHP/PMB Pasadena LLC (“Pasadena JV”), a new consolidated joint venture with an entity affiliated with Pacific Medical Office Buildings LLC in which we have a 71% equity interest. Our joint venture partner contributed the multi-tenant medical office building, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan, of which $49.8 million has been funded, and a $3.0 million mezzanine loan.
•	As a result of the elimination of the above property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million, of which $2.0 million was paid in cash and the remaining $0.1 million through the issuance of OP Units. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million.
During the six months ended June 30, 2010, we also completed the following transactions with certain affiliates of Pacific Medical Buildings LLC:
•	One multi-tenant medical office building was acquired through NHP/PMB Gilbert LLC (“Gilbert JV”), a new consolidated joint venture with an entity affiliated with Pacific Medical Buildings LLC in which we have a 71.17% equity interest. Our joint venture partner contributed a multi-tenant medical office building, and we contributed $6.3 million in cash. Additionally, we agreed to loan Gilbert JV up to $8.8 million as project financing, including $6.8 million that was disbursed initially.
•	We acquired the remaining 55.05% interest in PMB SB, an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB). In connection with the acquisition, we re-measured our previously held equity interest at the acquisition date fair value and recognized a gain on the re-measurement of $0.6 million.

Additionally, we have entered into an agreement with NHP/PMB, PMB LLC and PMBRES pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. As of February 1, 2010, this agreement was amended and restated to provide NHP/PMB with the option to acquire medical office buildings developed in the future through a joint venture between NHP and PMB LLC, obligate us to provide or arrange financing for approved developments and provide us with improved terms, including preferred returns, a reduction in PMB LLC’s promote interest and acquisition pricing determined at the time of acquisition rather than at the pre-development stage.
During the six months ended June 30, 2010, we funded $9.6 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. At June 30, 2010, we had committed to fund additional expansions, construction and capital improvements of $112.8 million. During the six months ended June 30, 2010, we also funded, directly and through our consolidated joint ventures, $1.4 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the six months ended June 30, 2010, we sold two skilled nursing facilities for net cash proceeds of $5.5 million that resulted in a total gain of $3.8 million which is included on our consolidated income statements in gains on sale of facilities in discontinued operations.
Investments in and Principal Payments on Mortgage and Other Loans Receivable
During the six months ended June 30, 2010, we funded one mortgage loan secured by 27 medical office buildings in the amount of $83.1 million and funded $59.6 million to Pasadena JV and Gilbert JV as described above.
During the six months ended June 30, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community, to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.3 million subsequent to the sale.
In connection with the acquisition of five of the assisted and independent living facilities and one of the skilled nursing facilities described above, we funded two unsecured loans totaling $5.5 million during the six months ended June 30, 2010.
During the six months ended June 30, 2010, we also funded $0.9 million on existing loans. At June 30, 2010, we had committed to fund additional amounts under existing loan agreements of $10.5 million.
During the six months ended June 30, 2010, we received payments of $3.4 million on other mortgage and other loans and retired our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral by NHP/PMB as described above.
Contributions to and Distributions from Unconsolidated Joint Ventures
During the six months ended June 30, 2010, we received distributions of $1.2 million and $0.1 million from our unconsolidated joint venture with a state pension fund investor and PMB SB, respectively.
Financing Activities
Our financing activities primarily consist of issuance of and principal payments on debt instruments, issuance of and redemption of equity instruments and distributions.
Issuance of and Principal Payments on Debt Instruments
During the six months ended June 30, 2010, we repaid at maturity $2.9 million of fixed rate secured debt that bore interest at 8.02%, and we made payments of $4.6 million on other notes and bonds payable.

During the six months ended June 30, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010.
Issuance and Redemption of Equity Instruments
On January 18, 2010, we redeemed all outstanding shares of our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) at a redemption price per share of $103.875 plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash. As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding.
During the six months ended June 30, 2010, we issued and sold approximately 5,058,000 shares of common stock through our at-the-market equity offering program at a weighted average price of $35.66 per share, resulting in net proceeds of approximately $178.5 million after sales agent fees.
During the six months ended June 30, 2010, we issued approximately 143,000 shares of common stock through our dividend reinvestment plan at an average price of $33.11 per share, resulting in net proceeds of approximately $4.7 million.
Distributions
We paid $106.4 million, or $0.89 per common share, in dividends to our common stockholders during the six months ended June 30, 2010.
During the six months ended June 30, 2010, cash distributions of $0.9 million and $1.3 million were made to noncontrolling interests and OP unitholders, respectively.
Sources and Uses of Capital
Sources of Capital
Financing for operating expenses, the repayment of our obligations and commitments, dividend distributions and future investments may be provided by cash on hand/cash from operations, borrowings under our credit facility, the sale of debt or equity securities in private placements or public offerings, which may be made through our at-the-market equity offering program or otherwise under our current shelf registration statement or under new registration statements, proceeds from asset sales or mortgage and other loan receivable repayments, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures.
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
Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings, as of June 30, 2010, we had 10 leases expiring during the remainder of 2010.

We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis and record reserves when collectability is not reasonably assured. As of June 30, 2010, we had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $16.2 million. Of the related $24.1 million gross receivable balance, 58% is due from four tenants. One of the four tenants has a gross receivable balance of $5.0 million which is fully reserved as a result of non-payment when contractually due, and the related lease terms have been subsequently amended to provide for payment ratably over time beginning in 2012. Three of the four tenants have a combined gross receivable balance of $9.1 million, of which $8.0 million is reserved as we have been or are currently in litigation with the tenants. We will continue to evaluate the collectability of our receivables, and if our assumptions or estimates regarding the collectability of a receivable change in the future, it may result in an adjustment to the existing reserve balance.
As of June 30, 2010, we had $700.0 million available under our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at June 30, 2010) or applicable LIBOR plus 0.70% (1.08% at June 30, 2010). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. Effective June 25, 2010, we exercised our option to extend the maturity date by one year to December 15, 2011.
On January 15, 2010, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our senior notes have been investment grade rated since 1994. Our credit ratings at June 30, 2010 were BBB from Fitch Ratings, Baa2 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services (upgraded to BBB from BBB- on March 8, 2010).
We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. We entered into two new sales agreements, each dated January 15, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. At June 30, 2010, approximately 405,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. We entered into two new sales agreements, each dated July 2, 2010, to sell up to an aggregate of 5,000,000 shares of our common stock from time to time, and from July 1, 2010 to August 2, 2010, we issued and sold approximately 1,655,000 shares at a weighted average price of $37.03 per share through our at-the-market equity offering program.
We sponsor a dividend reinvestment plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at June 30, 2010 was 2%.
We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage and other loans receivable might be prepaid. We anticipate using the proceeds from any asset sales or mortgage and other loan receivable repayments to provide capital for future investments, to reduce any outstanding balance on our credit facility or to repay other borrowings as they mature. Any such future investments would increase revenues, and any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues from asset sales or mortgage or other loan receivable repayments. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $14.9 million during the remainder of 2010.
Uses of Capital
From July 1, 2010 to August 2, 2010, we completed approximately $60 million of investments. We may make additional acquisitions during 2010, although we cannot predict the quantity or timing of any such acquisitions as we continue to be confronted with uncertainty surrounding the future of the capital markets and general economic conditions. If we make additional investments in facilities, interest expense would likely increase. We expect any such increases to be at least partially offset by associated rental or interest income.
Assuming certain conditions are met under our Contribution Agreement with Pacific Medical Buildings LLC and certain of its affiliates, we would expect to finance the acquisition of the remaining building subject to the Contribution Agreement with a combination of assumed debt, the issuance of OP Units, cash on hand/cash from operations and/or equity issuances through our at-the-market equity offering program and borrowings under our credit facility.

As of June 30, 2010, we had approximately $76.8 million of indebtedness that matures in 2010, $64.3 million of which was repaid on July 1, 2010. Additionally, some of our senior notes can be put to us prior to the stated maturity date; however, there are no such senior notes that we may be required to repay in 2010 or 2011. We anticipate repaying senior notes and notes and bonds payable at or prior to maturity with a combination of proceeds from borrowings on our credit facility and cash on hand/cash from operations. Borrowings on our credit facility could be repaid by cash on hand/cash from operations, the issuance of debt or equity securities under our shelf registration statement or proceeds from asset sales or mortgage and other loan receivable repayments.
We expect that our current common stock dividend policy will continue, but it is subject to regular review by our board of directors. Common stock dividends are paid at the discretion of our board of directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions.
Outlook
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there is continued uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of rising unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $700.0 million available under our credit facility at June 30, 2010, and we currently have no reason to believe that we will be unable to access the facility in the future. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our credit facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.
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
We believe the combination of cash on hand/cash from operations, the ability to draw on our $700.0 million credit facility and the ability to sell securities under our shelf registration statement, as well as our unconsolidated joint venture with a state pension fund investor, provide sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.
Off-Balance Sheet Arrangements
The only off-balance sheet financing arrangements that we currently utilize are the unconsolidated joint ventures discussed in Note 6 to our condensed consolidated financial statements. Except in limited circumstances, our risk of loss is limited to our investment carrying amount.
Contractual Obligations and Cash Requirements
As of June 30, 2010, our contractual obligations and commitments were as follows:

	2010 (1)	2011 – 2012	2013 – 2014	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long-term debt	$76,752	$534,007	$330,610	$583,789	$1,525,158

Interest expense	$44,404	$129,008	$72,668	$201,395	$447,475

Ground leases	$884	$3,326	$3,393	$87,671	$95,274

Operating leases	$276	$643	$—	$—	$919

Commitments:
Capital expenditures	$28,805	$83,282	$325	$400	$112,812

(1)	Amounts reflect obligations and commitments for the remaining six months of 2010, including $64.3 million of long-term debt that was repaid on July 1, 2010.

The long-term debt amount shown above includes our senior notes and our notes and bonds payable.
Interest expense shown above is estimated assuming the interest rates in effect at June 30, 2010 remain constant for the $119.0 million of floating rate notes and bonds payable. Maturities of our senior notes range from 2011 to 2038 (although certain notes may be put back to us at their face amount at the option of the holders at earlier dates) and maturities of our notes and bonds payable range from 2010 to 2037.
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
At our option, borrowings under our credit facility bear interest at the prime rate (3.25% at June 30, 2010) or applicable LIBOR plus 0.70% (1.08% at June 30, 2010). At June 30, 2010 and December 31, 2009, we did not have any borrowings under our unsecured revolving credit facility. Additionally, a portion of our secured debt has variable rates.
For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at June 30, 2010 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining six months of 2010 of $0.6 million.
The table below sets forth certain information regarding our debt as of June 30, 2010 and December 31, 2009:

	June 30, 2010			December 31, 2009
			% of			% of
	Principal	Rate	Total	Principal	Rate	Total
Fixed rate debt:
Senior notes	$991,633	6.5%	65.0%	$991,633	6.5%	69.7%
Notes and bonds payable	414,522	6.0%	27.2%	323,025	6.1%	22.7%

Total fixed rate debt	1,406,155	6.3%	92.2%	1,314,658	6.4%	92.4%

Variable rate debt:
Unsecured senior credit facility	—	—	—	—	—	—
Notes and bonds payable	119,003	3.2%	7.8%	108,431	3.2%	7.6%

Total variable rate debt	119,003	3.2%	7.8%	108,431	3.2%	7.6%

Total debt	$1,525,158	6.1%	100.0%	$1,423,089	6.1%	100.0%

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to the information regarding legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the period ended March 31, 2010.
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
Risks Relating to Us and Our Operations
In addition to risks relating to our tenants, there are risks directly associated with us and our operations, including those listed below.

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
During July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was signed into federal law. The provisions of the Act include new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the Securities and Exchange Commission to adopt proxy access, all of which could result in additional expenses in order to maintain compliance. The Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the Act. The majority of the provisions of the Act do not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Act on our financial condition or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs
April 1, 2010 – April 30, 2010	—	$—	—	—
May 1, 2010 – May 31, 2010	2,111	36.29	—	—
June 1, 2010 – June 30, 2010	—	—	—	—

Total	2,111	$36.29	—	—

(1)	Represents shares withheld by us to satisfy tax withholding due in connection with the vesting of restricted stock awards.

Item 6. Exhibits

Exhibit No.	Description

3.1	Charter of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 1, 2008, is incorporated herein by reference).

3.2	Bylaws of the Company, as amended and restated on February 10, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 17, 2009, is incorporated herein by reference).

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

Date: August 2, 2010	Nationwide Health Properties, Inc.
	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Income Statements for the three and six months ended June 30, 2010 and 2009, (iii) the Condensed Consolidated Statement of Equity for the six months ended June 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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