Form 10-Q
period 2010-09-30
NATIONWIDE HEALTH PROPERTIES INC
filed 2010-11-08
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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
Common stock, $0.10 par value, outstanding at November 5, 2010: 126,249,723

NATIONWIDE HEALTH PROPERTIES, INC.
FORM 10-Q
SEPTEMBER 30, 2010

Part I. Financial Information
Item 1. Financial Statements
NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate:
Land	$332,379	$318,457
Buildings and improvements	3,553,712	3,088,183
Development in progress	16,195	—

	3,902,286	3,406,640
Less accumulated depreciation	(655,619)	(585,294)

	3,246,667	2,821,346
Mortgage loans receivable, net	238,926	110,613
Mortgage loan receivable from related party	—	47,500
Investments in unconsolidated joint ventures	42,824	51,924

	3,528,417	3,031,383
Cash and cash equivalents	116,173	382,278
Receivables, net	6,497	6,605
Intangible assets	146,572	93,657
Other assets	149,034	133,152

	$3,946,693	$3,647,075

LIABILITIES AND EQUITY
Unsecured senior credit facility	$—	$—
Senior notes	991,633	991,633
Notes and bonds payable	454,779	431,456
Accounts payable and accrued liabilities	140,314	132,915

Total liabilities	1,586,726	1,556,004

Redeemable OP unitholder interests	84,688	57,335
Commitments and contingencies
Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; 7.750% Series B Convertible, none and 513,644 shares issued and outstanding at September 30, 2010 and December 31, 2009, stated at liquidation preference of $100 per share	—	51,364
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 124,945,712 and 114,320,786 at September 30, 2010 and December 31, 2009, respectively	12,495	11,432
Capital in excess of par value	2,458,235	2,128,843
Cumulative net income	1,813,732	1,705,279
Accumulated other comprehensive loss	(9,211)	(823)
Cumulative dividends	(2,027,078)	(1,862,996)

Total NHP stockholders’ equity	2,248,173	2,033,099
Noncontrolling interests	27,106	637

Total equity	2,275,279	2,033,736

	$3,946,693	$3,647,075

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenue:
Triple-net lease rent	$80,123	$72,675	$229,369	$218,105
Medical office building operating rent	26,868	17,588	75,677	52,111

	106,991	90,263	305,046	270,216
Interest and other income	7,054	6,748	19,905	19,741

	114,045	97,011	324,951	289,957

Expenses:
Interest expense	23,782	23,221	71,824	70,540
Depreciation and amortization	36,204	30,625	101,734	91,721
General and administrative	7,902	6,514	22,262	20,404
Acquisition costs	35	—	3,104	—
Medical office building operating expenses	11,192	7,240	30,109	21,201

	79,115	67,600	229,033	203,866

Operating income	34,930	29,411	95,918	86,091
Income from unconsolidated joint ventures	1,379	1,513	4,055	3,700
Gain on debt extinguishment	—	—	75	4,564

Income from continuing operations	36,309	30,924	100,048	94,355

Discontinued operations:
Gains on sale of facilities, net	2,686	—	6,487	21,152
Income from discontinued operations	301	301	1,023	1,177

	2,987	301	7,510	22,329

Net income	39,296	31,225	107,558	116,684
Net loss (income) attributable to noncontrolling interests	558	(82)	895	(184)

Net income attributable to NHP	39,854	31,143	108,453	116,500
Preferred stock dividends	—	(1,451)	—	(4,355)

Net income attributable to NHP common stockholders	$39,854	$29,692	$108,453	$112,145

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.30	$0.27	$0.83	$0.86
Discontinued operations attributable to NHP common stockholders	0.02	0.01	0.06	0.21

Net income attributable to NHP common stockholders	$0.32	$0.28	$0.89	$1.07

Basic weighted average shares outstanding	123,721	107,175	120,242	104,224

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.29	$0.27	$0.81	$0.84
Discontinued operations attributable to NHP common stockholders	0.02	—	0.06	0.21

Net income attributable to NHP common stockholders	$0.31	$0.27	$0.87	$1.05

Diluted weighted average shares outstanding	126,497	109,477	122,878	106,389

Dividends declared per share	$0.46	$0.44	$1.35	$1.32

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	NHP Stockholders’ Equity
							Accumulated
					Capital in		other
	Preferred Stock		Common stock		excess of	Cumulative	comprehensive	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par value	net income	loss	dividends	interests	equity
Balances at December 31, 2009	514	$51,364	114,321	$11,432	$2,128,843	$1,705,279	$(823)	$(1,862,996)	$637	$2,033,736
Comprehensive income:
Net income	—	—	—	—	—	108,453	—	—	(895)	107,558
Loss on interest rate swap agreements	—	—	—	—	—	—	(5,977)	—	—	(5,977)
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(386)	—	—	(386)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(2,025)	—	—	(2,025)

Comprehensive income										99,170
Conversion/redemption of preferred stock	(514)	(51,364)	2,315	232	51,040	—	—	—	—	(92)
Issuance of common stock, net	—	—	8,294	829	285,196	—	—	—	—	286,025
Conversion of OP unitholder interests to common stock	—	—	16	2	452	—	—	—	—	454
Amortization of stock-based compensation	—	—	—	—	5,174	—	—	—	—	5,174
Common dividends	—	—	—	—	—	—	—	(164,082)	—	(164,082)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(11,400)	—	—	—	—	(11,400)
Noncash acquisition/ elimination of noncontrolling interests	—	—	—	—	(1,070)	—	—	—	1,727	657
Noncash contributions from noncontrolling interests	—	—	—	—	—	—	—	—	25,289	25,289
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	1,805	1,805
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,457)	(1,457)

Balances at September 30, 2010	—	$—	124,946	$12,495	$2,458,235	$1,813,732	$(9,211)	$(2,027,078)	$27,106	$2,275,279

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$107,558	$116,684
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	102,147	93,128
Stock-based compensation	5,174	5,226
Gain on re-measurement of equity interest upon acquisition, net	(620)	—
Gain on debt extinguishment	(75)	(4,564)
Gains on sale of facilities, net	(6,487)	(21,152)
Straight-line rent	(8,292)	(4,840)
Amortization of above/below market lease intangibles, net	207	(425)
Mortgage and other loan premium amortization	(37)	49
Amortization of deferred financing costs	2,378	1,875
Equity in earnings from unconsolidated joint ventures	(720)	(632)
Distributions of income from unconsolidated joint ventures	741	792
Changes in operating assets and liabilities:
Receivables	505	(580)
Intangible and other assets	13,940	5,190
Accounts payable and accrued liabilities	(9,727)	(13,422)

Net cash provided by operating activities	206,692	177,329

Cash flows from investing activities:
Investment in real estate and related assets and liabilities	(346,405)	(26,191)
Proceeds from sale of real estate facilities	15,638	36,284
Investment in mortgage and other loans receivable	(179,134)	(15,235)
Principal payments on mortgage and other loans receivable	3,635	12,431
Contributions to unconsolidated joint ventures	(136)	(1,994)
Distributions from unconsolidated joint ventures	4,222	1,770

Net cash (used in) provided by investing activities	(502,180)	7,065

Cash flows from financing activities:
Repayment of senior notes	—	(57,436)
Issuance of notes and bonds payable	—	6,862
Principal payments on notes and bonds payable	(86,190)	(8,212)
Redemption of preferred stock	(92)	—
Issuance of common stock, net	285,072	227,631
Dividends paid	(163,783)	(142,411)
Distributions to noncontrolling interests	(1,457)	(751)
Distributions to redeemable OP unitholders	(2,640)	(2,349)
Payment of deferred financing costs	(1,527)	(130)

Net cash provided by financing activities	29,383	23,204

(Decrease) increase in cash and cash equivalents	(266,105)	207,598
Cash and cash equivalents, beginning of period	382,278	82,250

Cash and cash equivalents, end of period	$116,173	$289,848

Supplemental schedule of cash flow information:
Non-cash investing activities:
Assumption of debt upon acquisition of real estate	$109,514	$—

Retirement of mortgage loan receivable upon acquisition of real estate	$47,500	$—

Capital contributions from noncontrolling interests upon acquisition of real estate	$25,289	$—

Issuance of redeemable OP units upon acquisition of real estate	$18,986	$—

Issuance of mortgage loan receivables upon sale of real estate/disposition of noncontrolling interest	$10,495	$—

Acquisition/disposition of noncontrolling interests	$1,727	$—

Non-cash financing activities:
Conversion of preferred stock to common stock	$51,272	$—

Adjust redeemable OP unitholder interest to current redemption value	$11,400	$2,065

Conversion of OP unitholder interests to common stock	$454	$2,485

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
We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the nine months ended September 30, 2010, approximately 94% of our revenues were derived from leases, with the remaining 6% from mortgage loans, other financing activities and other miscellaneous income.
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
As of September 30, 2010, we had investments in 636 healthcare facilities, one land parcel and one development project located in 43 states, consisting of:

			Facilities and land
	Consolidated	Unconsolidated	parcel securing
	facilities	facilities	mortgage loans	Total
Assisted and independent living facilities	257	19	11	287
Skilled nursing facilities	180	14	17	211
Continuing care retirement communities	9	1	1	11
Specialty hospitals	7	—	—	7
Triple-net medical office buildings	25	—	27	52
Multi-tenant medical office buildings	68	—	—	68
Land parcel	—	—	1	1
Development project	1	—	—	1

	547	34	57	638

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2010, our directly owned facilities, other than our multi-tenant medical office buildings, were operated by 87 different healthcare providers, including the following publicly traded companies:

Facilities
operated
Assisted Living Concepts, Inc	4
Brookdale Senior Living, Inc	94
Emeritus Corporation	6
Extendicare, Inc	1
HealthSouth Corporation	2
Kindred Healthcare, Inc	1
Sun Healthcare Group, Inc	4
One of our triple-net lease tenants accounted for more than 10% of our revenues at September 30, 2010 as follows:

Brookdale Senior Living, Inc	13.0%
2. Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine months ended September 30, 2010 and 2009 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature.
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
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results for a full year.
We have evaluated events subsequent to September 30, 2010 for their impact on our condensed consolidated financial statements (see Note 19).
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
We recorded $3.0 million and $8.3 million of revenues in excess of cash received during the three and nine months ended September 30, 2010, respectively, and $1.6 million and $4.8 million of revenues in excess of cash received during the three and nine months ended September 30, 2009, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our consolidated balance sheets of $36.2 million at September 30, 2010 and $27.5 million at December 31, 2009, net of reserves of $113.5 million and $108.3 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could vary from the amounts currently recorded.
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
We recognize sales of facilities upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the requirements of gain recognition on sale of real estate under the provisions of ASC 360 are met, including: the collectability of the sales price is reasonably assured; we have received adequate initial investment from the buyer; we are not obligated to perform significant activities after the sale to earn the gain; and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy these requirements. We had $20.3 million and $19.3 million of deferred gains included in the caption “Mortgage loans receivable, net” at September 30, 2010 and December 31, 2009, respectively.
Gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. We had $15.3 million of such deferred gains at September 30, 2010 and December 31, 2009. All other gains are included in discontinued operations.
Investments in Real Estate
We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $32.1 million and $88.3 million for the three and nine months ended September 30, 2010, respectively, and $27.2 million and $79.8 million for the three and nine months ended September 30, 2009, respectively.
We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Certain transaction costs that have historically been capitalized as acquisition costs are expensed for business combinations completed on or after January 1, 2009, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels. During the three and nine months ended September 30, 2010, we incurred $35,000 and $3.1 million, respectively, of acquisition costs that are included on our consolidated income statements.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property was vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90% of the total property value. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively, “Intangible assets”) included on our consolidated balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets.
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
Asset Impairment
We review our long-lived assets individually on a quarterly basis to determine if there are indicators of impairment in accordance with the provisions of ASC 360. Indicators may include, among others, a tenant’s inability to make rent payments, operating losses or negative operating trends at the facility level, notification by a tenant that it will not renew its lease, or a decision to dispose of an asset or adverse changes in the fair value of any of our properties. For operating assets, if indicators of impairment exist, we compare the undiscounted cash flows from the expected use of the property to its net book value to determine if impairment exists. The evaluation of the undiscounted cash flows from the related lease agreement and expected use of the property is highly subjective and is based in part on various factors and assumptions, including, but not limited to, historical operating results, available market information and known trends and market/economic conditions that may affect the property, as well as estimates of future operating income, occupancy, rental rates, leasing demand and competition. If the sum of the future estimated undiscounted cash flows is higher than the current net book value, we conclude no impairment exists. If the sum of the future estimated undiscounted cash flows is lower than its current net book value, we recognize an impairment loss for the difference between the net book value of the asset and its estimated fair value. To the extent we decide to sell an asset, we recognize an impairment loss if the current net book value of the asset exceeds its fair value less selling costs.
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
No impairment charges were recorded during the three and nine months ended September 30, 2010 or 2009.
Collectability of Receivables
We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $12.7 million at September 30, 2010 and December 31, 2009.

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
Redeemable Limited Partnership Unitholders
NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in February 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of ASC 810, as our wholly owned subsidiary is the general partner and exercises control. As of September 30, 2010 and December 31, 2009, third party investors owned 2,190,581 and 1,629,752 Class A limited partnership units in NHP/PMB (“OP Units”), respectively, which represented 32.2% and 52.4% of the total units outstanding at September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010 and December 31, 2009, 4,605,460 and 1,482,713 Class B limited partnership units in NHP/PMB were outstanding, respectively, all of which were held by our subsidiaries. During the nine months ended September 30, 2010, 575,326 and 1,788 OP Units were issued by NHP/PMB in connection with acquisitions and under terms of an agreement with Pacific Medical Buildings and certain of its affiliates, respectively (see Note 5). After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the “REIT Shares Amount” per OP Unit. As of September 30, 2010, the REIT Shares Amount was 1.000. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. As registration rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our consolidated balance sheets. During the nine months ended September 30, 2010, 16,285 OP Units were converted into 16,285 shares of our common stock. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of September 30, 2010, the fair value of the OP Units exceeded the cost basis by $11.4 million, and the adjustment was recorded through capital in excess of par value. The value of the OP Units held by redeemable OP unitholder interests was $84.7 million and $57.3 million at September 30, 2010 and December 31, 2009, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Noncontrolling Interests
We have four consolidated joint ventures in which we have equity interests, ranging from 71% to 95%, in nine multi-tenant medical office buildings and one development project (see Note 5).
NHP/PMB has equity interests, ranging from 50% to 69%, in three joint ventures which each own one multi-tenant medical office building (see Note 5). The joint ventures are consolidated by NHP/PMB, and we consolidate NHP/PMB in our consolidated financial statements.
We also have three partnerships in which we have equity interests, ranging from 51% to 81%, in one assisted and independent living facility, one skilled nursing facility and one specialty hospital (see Note 3). We consolidate the partnerships in our consolidated financial statements.
Stock-Based Compensation
We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, which require stock-based compensation awards to be valued at the fair value on the date of grant and amortized as an expense over the vesting period and require any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income reflects stock-based compensation expense of $1.7 million and $5.2 million for the three and nine months ended September 30, 2010, respectively, and $1.8 million and $5.2 million for the three and nine months ended September 30, 2009, respectively.
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
ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. The hierarchy is as follows:
•	Level 1 — quoted prices for identical instruments in active markets.
•	Level 2 — observable inputs other than Level 1 inputs, including quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and other derived valuations with significant inputs or value drivers that are observable or can be corroborated by observable inputs in active markets.
•	Level 3 — unobservable inputs or derived valuations with significant inputs or value drivers that are unobservable.
Fair value measurements at September 30, 2010 are as follows:

	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets	$4,848	$4,848	$—	$—
Financial liabilities	(4,848)	(4,848)	—	—
Interest rate swaps	(5,977)	—	(5,977)	—
Redeemable OP unitholder interests	84,688	—	84,688	—

	$78,711	$—	$78,711	$—

Amounts related to our deferred compensation plan are invested in various financial assets, and the fair value of the corresponding assets and liabilities is based on market quotes. Interest rate swaps are valued using standard derivative pricing models that consider forward yield curves and discount rates. OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the REIT Shares Amount. As such, the fair value of OP Units outstanding at September 30, 2010 is based on the closing price of our common stock on September 30, 2010, which was $38.67 per share.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The table below details the book value and fair value for mortgage and other loans receivable and the components of long-term debt at September 30, 2010. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$259,219	$263,193
Other loans receivable	$76,216	$69,337
Unsecured senior credit facility	$—	$—
Senior notes	$991,633	$1,096,019
Notes and bonds payable	$454,779	$472,354
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
In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, Receivables, to require additional disclosures regarding credit quality and the allowance for credit losses related to financing receivables, including credit quality indicators and past due and modification information. Disclosures must be disaggregated by segment and class. The disclosures as of the end of a reporting period are effective December 31, 2010, and the disclosures about activity that occurs during a reporting period are effective January 1, 2011.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3. Real Estate Properties
As of September 30, 2010, we had direct ownership of:

Assisted and independent living facilities	257
Skilled nursing facilities	180
Continuing care retirement communities	9
Specialty hospitals	7
Triple-net medical office buildings	25
Multi-tenant medical office buildings, including 21 owned by consolidated joint ventures (see Note 5)	68

546

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 21 years and generally have two or more multiple-year renewal options. As of September 30, 2010, approximately 86% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of September 30, 2010, leases covering 465 facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $77.8 million. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of September 30, 2010, leases covering 373 facilities contained provisions for property tax impounds, and leases covering 257 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses.
During the nine months ended September 30, 2010, we acquired 16 skilled nursing facilities, seven medical office buildings and nine assisted and independent living facilities subject to triple-net leases in ten separate transactions for an aggregate investment of $238.3 million. In connection with the acquisition of five of the assisted and independent living facilities and one of the skilled nursing facilities described above, we funded two unsecured loans totaling $5.5 million and funded an additional $0.4 million subsequent to acquisition during the nine months ended September 30, 2010.
During the nine months ended September 30, 2010, we acquired the remaining 55.05% interest in PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB) (see Note 6).
During the nine months ended September 30, 2010, we funded $15.4 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. As of September 30, 2010, we had committed to fund additional expansions, construction and capital improvements of $108.7 million. During the nine months ended September 30, 2010, we also funded $0.9 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the nine months ended September 30, 2010, we sold three skilled nursing facilities and two assisted and independent living facilities for net cash proceeds of $15.6 million that resulted in a total gain of $6.4 million which is included on our consolidated income statements in gains on sale of facilities in discontinued operations.
During the nine months ended September 30, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community (see Note 4) to the tenant of the facility. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets (see Note 4). As we have a continuing interest in the facility, operating results from the facility are included in income from continuing operations on our consolidated income statements.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the nine months ended September 30, 2010, we transferred and assigned our controlling interest in one consolidated partnership which owned one assisted and independent living facility (“Partnership A”) to our partner in exchange for our partner’s noncontrolling interest in a second consolidated partnership which owned one assisted and independent living facility (“Partnership B”). We had previously provided a mortgage loan to Partnership A which was assigned to our partner as part of the exchange transaction (see Note 4). Upon exchange of the ownership interests, the remaining $1.7 million of noncontrolling interests in the partnerships was eliminated.
No impairment charges were recorded on our real estate properties during the nine months ended September 30, 2010 or 2009.
4. Mortgage Loans Receivable
As of September 30, 2010, we held 18 mortgage loans receivable secured by:

Multi-tenant medical office buildings	27
Skilled nursing facilities	17
Assisted and independent living facilities	11
Continuing care retirement communities	1
Land parcel	1

57

As of September 30, 2010, the mortgage loans receivable had an aggregate principal balance of $259.2 million and are reflected in our consolidated balance sheets net of aggregate deferred gains totaling $20.3 million, with individual outstanding principal balances ranging from $0.7 million to $83.1 million and maturities ranging from 2010 to 2031.
During the nine months ended September 30, 2010, we funded three mortgage loans secured by 27 medical office buildings, one assisted and independent living facility and one skilled nursing facility in the amount of $117.3 million. In connection with the funding of the mortgage loan secured by the skilled nursing facility, we agreed to fund up to $10.9 million to expand the facility. No amounts have been funded under the agreement at September 30, 2010.
During the nine months ended September 30, 2010, we also funded $6.8 million and $52.8 million under loans to our consolidated joint ventures with PMB Gilbert LLC and PMB Pasadena LLC, respectively (see Note 5). As we consolidate these joint ventures, these balances have been eliminated for purposes of our consolidated financial statements.
During the nine months ended September 30, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community (see Note 3). We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.3 million subsequent to the sale.
During the nine months ended September 30, 2010, we transferred and assigned our controlling interest in Partnership A to our partner in exchange for our partner’s noncontrolling interest in Partnership B (see Note 3). We had previously provided a mortgage loan in the amount of $5.2 million to Partnership A which was assigned to our partner as part of the exchange transaction. Fair value at the exchange transaction date was determined based on estimates considering factors and assumptions including historical operating results, available market information and known trends and market/economic conditions. The exchange transaction resulted in a $1.0 million gain which was deferred.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the nine months ended September 30, 2010, we also funded $0.3 million on existing loans.
As of February 1, 2010, we acquired the multi-tenant medical office building which served as collateral for our $47.5 million mortgage loan from a related party, and as a result, the loan was retired (see Notes 5 and 18).
5. Medical Office Building Joint Ventures
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
The amendment to the Contribution Agreement dated as of March 1, 2010 also eliminated one of the two remaining properties from the Contribution Agreement, however, we concurrently entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) to acquire this property (see NHP/PMB Pasadena LLC below). As a result of the elimination of this property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (the “Premium Adjustment”), of which $1.9 million was payable to Pacific Medical Buildings LLC in cash. The portion of the Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.1 million in cash and the issuance of 1,788 additional OP Units with an aggregate value of $57,000. As a result of the payment, we received an additional 4,514 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million (the “Future Premium Adjustment”) which has been accrued at September 30, 2010 and of which a portion would be payable to Pacific Medical Buildings LLC.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Under the terms of the Contribution Agreement, a portion of the consideration for the multi-tenant medical office buildings is paid in the form of OP Units. After a one-year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the REIT Shares Amount. During the nine months ended September 30, 2010, 16,285 OP Units were converted into 16,285 shares of our common stock. As of September 30, 2010, 1,613,467 of the remaining OP Units had been outstanding for one year or longer and were exchangeable for cash of $62.4 million. During the nine months ended September 30, 2010, cash distributions from NHP/PMB of $2.6 million were made to OP unitholders.
Additionally, we have entered into an agreement (the “Pipeline Agreement”) with NHP/PMB, PMB LLC and PMBRES (see Note 6) pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. As of February 1, 2010, the Pipeline Agreement was amended and restated to provide NHP/PMB with the option to acquire medical office buildings developed in the future through a joint venture between NHP and PMB LLC, obligate us to provide or arrange financing for approved developments and provide us with improved terms, including preferred returns, a reduction in PMB LLC’s promote interest and acquisition pricing determined at the time of acquisition rather than at the pre-development stage. As of September 23, 2010, we entered into a joint venture with PMB Mission Hills 1 LLC (an entity affiliated with Pacific Medical Buildings LLC) to develop a medical office building with a total budget of $53.0 million (see PDP Mission Hills 1 LLC below) in accordance with the terms of the Pipeline Agreement. We concurrently entered into an agreement with NHP/PMB, PMB LLC and PMB Mission Hills 1 LLC under which the interests in the joint venture will be contributed to NHP/PMB subsequent to completion of development in accordance with the terms of the Pipeline Agreement.
During the nine months ended September 30, 2010, NHP/PMB funded $0.5 million in capital and tenant improvements at certain facilities.
All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.
NHP/PMB Gilbert LLC
As of February 1, 2010, we entered into a joint venture with PMB Gilbert LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Gilbert LLC (“Gilbert JV”) to acquire a multi-tenant medical office building. PMB Gilbert LLC contributed the multi-tenant medical office building to Gilbert JV, and we contributed $6.3 million in cash. Additionally, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at September 30, 2010. We hold a 71.17% equity interest in the joint venture and PMB Gilbert LLC holds a 28.83% equity interest. PMB Gilbert LLC is the managing member of Gilbert JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of February 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Gilbert LLC, NHP/PMB may in the future acquire Gilbert JV if certain conditions are met.
Net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could be recording more or less income than the joint venture has generated or more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. During the nine months ended September 30, 2010, operating cash distributions from Gilbert JV of $0.2 million and $4,000 were made to us and to PMB Gilbert LLC, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
All intercompany balances with Gilbert JV have been eliminated for purposes of our consolidated financial statements.
NHP/PMB Pasadena LLC
As of March 1, 2010, we entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Pasadena LLC (“Pasadena JV”) to acquire a multi-tenant medical office building. PMB Pasadena LLC contributed the multi-tenant medical office building to Pasadena JV, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), of which $49.8 million has been funded, and a $3.0 million mezzanine loan at an interest rate of 15.00%, both of which remain outstanding at September 30, 2010. We hold a 71% equity interest in the joint venture and PMB Pasadena LLC holds a 29% equity interest. PMB Pasadena LLC is the managing member of Pasadena JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of March 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Pasadena LLC, NHP/PMB may in the future acquire Pasadena JV if certain conditions are met.
Net income or loss is allocated between the partners in the joint venture based on the HLBV method. During the nine months ended September 30, 2010, operating cash distributions from Pasadena JV of $0.1 million were made to us.
All intercompany balances with Pasadena JV have been eliminated for purposes of our consolidated financial statements.
PDP Mission Hills 1 LLC
As of September 23, 2010, we entered into a joint venture with PMB Mission Hills 1 LLC (an entity affiliated with Pacific Medical Buildings LLC) called PDP Mission Hills 1 LLC (“ Mission Hills JV”) to develop a medical office building. We contributed $14.7 million in cash, and PMB Mission Hills 1 LLC contributed $1.8 million in cash, and the joint venture acquired the land on which the medical office building is to be developed for $15.5 million. The total budget for the project is $53.0 million, and construction is expected to commence in late 2010. We hold an 89.1% equity interest in the joint venture and PMB Mission Hills 1 LLC holds a 10.9% equity interest. PMB Mission Hills 1 LLC is the managing member of Mission Hills JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of September 23, 2010, among us, NHP/PMB, PMB LLC and PMB Mission Hills 1 LLC, the interests in the joint venture will be contributed to NHP/PMB subsequent to completion of development in accordance with the terms of the Pipeline Agreement.
During the nine months ended September 30, 2010, Mission Hills JV incurred costs of $16.2 million (including the land acquisition) which is included in the caption “Development in progress” on our consolidated balance sheets.
Net income or loss is allocated between the partners in the joint venture based on the HLBV method. No cash distributions were made during the nine months ended September 30, 2010.
All intercompany balances with Mission Hills JV have been eliminated for purposes of our consolidated financial statements.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Cash distributions from McShane/NHP are made in accordance with the members’ ownership interests and will continue to be made until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture. During the nine months ended September 30, 2010, operating cash distributions from McShane/NHP of $0.9 million and $48,000 were made to us and to McShane, respectively.
As of September 30, 2010, McShane/NHP owned seven multi-tenant medical office buildings located in one state.
During the nine months ended September 30, 2010, McShane/NHP funded $0.9 million in capital and tenant improvements at certain facilities.
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
6. Investment in Unconsolidated Joint Ventures
The following table sets forth the amounts from our unconsolidated joint ventures included in the caption “Income from unconsolidated joint ventures” on our consolidated income statements for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Management fees:
State pension fund investor	$1,139	$1,032	$3,335	$3,068
NHP share of net income (loss):
State pension fund investor	288	482	729	793
PMBRES	(48)	27	(21)	(86)
PMB SB	—	(28)	12	(75)

	$1,379	$1,513	$4,055	$3,700

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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 30, 2010, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.
During the nine months ended September 30, 2010, the joint venture prepaid two loans totaling $4.3 million with a weighted average rate of 9.16%, and placed $12.0 million of mortgage financing on a portion of its portfolio resulting in net cash distributions of $5.5 million and $1.8 million to our joint venture partner and to us, respectively.
During January 2008, the joint venture entered into an interest rate swap contract that is designated as effectively hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract at September 30, 2010 and December 31, 2009 was $16.3 million and $8.2 million, respectively, which is included as a liability on the joint venture’s balance sheets.
Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. During the nine months ended September 30, 2010, we received additional distributions of $2.4 million from the joint venture. In addition to our share of the income, we receive a monthly management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement.
PMB Real Estate Services LLC
In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1.0 million at closing, and we will make an additional payment on or before March 31, 2011 equal to six times the normalized net operating profit of PMBRES for 2010 (less the amount of all prior payments). An additional payment equal to six times the Normalized Net Operating Profit, as defined, of PMBRES for 2009 was to be made on or before March 31, 2010. During 2009, PMBRES had a net operating loss, and as such, no additional payment was made on or before March 31, 2010. PMBRES provides property management services for 32 multi-tenant medical office buildings that we own or in which we have an ownership interest.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
7. Intangible Assets and Liabilities
Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. Intangible liabilities include below market tenant and ground lease intangible liabilities and are included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. As of September 30, 2010 and December 31, 2009, intangible assets and liabilities consisted of:

	September 30,	December 31,
	2010	2009
	(In thousands)
Gross intangible assets	$190,251	$129,979
Accumulated amortization	(43,679)	(36,322)

	$146,572	$93,657

Gross intangible liabilities	$18,024	$18,268
Accumulated amortization	(4,933)	(3,890)

	$13,091	$14,378

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Amortization:
Above/below market lease intangibles	$116	$(143)	$207	$(425)
Other intangible assets and liabilities	3,852	3,221	12,931	11,416

	$3,968	$3,078	$13,138	$10,991

8. Other Assets
As of September 30, 2010 and December 31, 2009, other assets consisted of:

	September 30,	December 31,
	2010	2009
	(In thousands)
Other receivables, net of reserves of $6.6 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively	$69,581	$68,535
Straight-line rent receivables, net of reserves of $113.5 million and $108.3 million at September 30, 2010 and December 31, 2009, respectively	36,150	27,450
Deferred financing costs	10,055	11,366
Capitalized lease and loan origination costs	2,027	2,418
Investments and restricted funds	13,948	9,545
Prepaid ground leases	12,867	10,051
Other	4,406	3,787

	$149,034	$133,152

Included in other receivables at both September 30, 2010 and December 31, 2009, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million due in March 2012 and April 2012, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Debt
Unsecured Senior Credit Facility
As of September 30, 2010, we had no balance outstanding on our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at September 30, 2010) or applicable LIBOR plus 0.70% (1.01% at September 30, 2010). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. Effective June 25, 2010, we exercised our option to extend the maturity date by one year to December 15, 2011. As of September 30, 2010, we were in compliance with all covenants under the credit facility.
Senior Notes
The aggregate principal amount of notes outstanding at September 30, 2010 was $991.6 million. As of September 30, 2010, the weighted average interest rate on the notes was 6.47% and the weighted average maturity was 4.2 years.
Notes and Bonds Payable
The aggregate principal amount of notes and bonds payable at September 30, 2010 was $454.8 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 1.03% to 8.63% and are secured by real estate properties with an aggregate net book value as of September 30, 2010 of $626.8 million. As of September 30, 2010, the weighted average interest rate on the notes and bonds payable was 5.32% and the weighted average maturity was 7.3 years.
During the nine months ended September 30, 2010, we assumed mortgages as part of certain acquisitions totaling $109.5 million.
During the nine months ended September 30, 2010, we repaid at maturity $67.2 million of secured debt with a weighted average interest rate of 5.24% and prepaid $12.4 million of secured debt with an interest rate of 6.95%.
During the nine months ended September 30, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010.
From October 1, 2010 to November 8, 2010, we prepaid $70.8 million of secured debt at a weighted average interest rate of 3.76% (see Note 19).
Debt Maturities
The principal balances of our debt as of September 30, 2010 mature as follows:

	Credit	Senior	Notes and Bonds
Year	Facility	Notes	Payable	Total
	(In thousands)
2010	$—	$—	$—	$—
2011	—	339,040	70,843	409,883
2012	—	72,950	50,576	123,526
2013	—	269,850	38,404	308,254
2014	—	—	21,948	21,948
Thereafter (1)	—	309,793	273,008	582,801

	$—	$991,633	$454,779	$1,446,412

(1)	There are $52.4 million of senior notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1 of any of the following years: 2012, 2017 or 2027. There are $23.0 million of senior notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7 of any of the following years: 2013, 2018, 2023 or 2028.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Common Stock
We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. On January 15, 2010, we entered into two new sales agreements to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. When that program was completed, we entered into two new sales agreements on July 2, 2010 to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. During the nine months ended September 30, 2010, we issued and sold approximately 7,851,000 shares of common stock at a weighted average price of $36.46 per share, resulting in net proceeds of approximately $283.2 million after sales agent fees. As of September 30, 2010, approximately 2,612,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. From October 1, 2010 to November 8, 2010, we issued and sold approximately 1,290,000 shares at a weighted average price of $40.59 per share (see Note 19).
We sponsor a dividend reinvestment plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2010 was 2%. During the nine months ended September 30, 2010, we issued approximately 146,000 shares of common stock, at an average price of $33.22 per share, resulting in proceeds of approximately $4.9 million.
On January 18, 2010, we redeemed all outstanding shares of Series B Preferred Stock, and as a result, 512,727 shares of Series B Preferred Stock were converted into approximately 2,315,000 shares of common stock during the period from January 1, 2010 to January 14, 2010.
During the nine months ended September 30, 2010, 16,285 OP Units issued by NHP/PMB were exchanged for 16,285 shares of common stock (see Note 5).

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Earnings Per Share (EPS)
Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.
Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B Preferred Stock, which was redeemed on January 18, 2010 (see Note 10) and/or OP Units. There were 270,100 stock options that would not be dilutive for the three and nine months ended September 30, 2010. There were 243,000 stock options that would not be dilutive for the three and nine months ended September 30, 2009. The calculation below excludes 147,600 performance shares that would not be dilutive for the three months ended September 30, 2010. The calculation below excludes 125,000 performance shares that would not be dilutive for the three months ended September 30, 2009 and 330,000 stock appreciation rights that would not be dilutive for the three and nine months ended September 30, 2009. The Series B Preferred Stock is not dilutive for any period presented. The following table sets forth the components of the basic and diluted EPS calculations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator:
Income from continuing operations	$36,309	$30,924	$100,048	$94,355
Net loss (income) attributable to noncontrolling interests	558	(82)	895	(184)
Net income attributable to participating securities	(331)	(204)	(980)	(616)
Series B preferred stock dividends	—	(1,451)	—	(4,355)

Numerator for Basic and Diluted EPS from continuing operations	$36,536	$29,187	$99,963	$89,200

Numerator for Basic and Diluted EPS from discontinued operations	$2,987	$301	$7,510	$22,329

Denominator:
Basic weighted average shares outstanding	123,721	107,175	120,242	104,224
Effect of dilutive securities:
Stock options	40	87	53	72
Other share-settled compensation plans	533	431	471	279
OP Units	2,203	1,784	2,112	1,814

Diluted weighted average shares outstanding	126,497	109,477	122,878	106,389

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.30	$0.27	$0.83	$0.86
Discontinued operations attributable to NHP common stockholders	0.02	0.01	0.06	0.21

Net income attributable to NHP common stockholders	$0.32	$0.28	$0.89	$1.07

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.29	$0.27	$0.81	$0.84
Discontinued operations attributable to NHP common stockholders	0.02	—	0.06	0.21

Net income attributable to NHP common stockholders	$0.31	$0.27	$0.87	$1.05

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Rental income	$387	$813	$1,447	$2,586
Interest and other income	—	—	—	19

	387	813	1,447	2,605

Expenses:
Depreciation and amortization	83	505	413	1,407
General and administrative	3	7	11	21

	86	512	424	1,428

Income from discontinued operations	$301	$301	$1,023	$1,177

13. Derivatives
During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on September 30, 2010 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded as a liability under the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets at their aggregate estimated fair value of $6.0 million at September 30, 2010.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth amounts included on our consolidated income statements related to the amortization of the Treasury lock agreements for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Amortization:
2007 Treasury lock agreements	$66	$62	$195	$307
2006 Treasury lock agreements	65	61	191	178

	$131	$123	$386	$485

14. Comprehensive Income
We recorded the August 2010 swap agreements as a liability under the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets at their aggregate estimated fair value of $6.0 million at September 30, 2010.
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
During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of September 30, 2010, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $4.1 million.
The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$39,296	$31,225	$107,558	$116,684
Other comprehensive income:
Loss on interest rate swap agreements	(5,977)	—	(5,977)	—
Amortization of gains on Treasury lock agreements	(131)	(123)	(386)	(485)
Pro rata share of accumulated other comprehensive (loss) income from unconsolidated joint venture	(626)	(476)	(2,025)	(2,568)

Comprehensive income	32,562	30,626	99,170	113,631
Comprehensive loss (income) attributable to noncontrolling interests	558	(82)	895	(184)

	$33,120	$30,544	$100,065	$113,447

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through September 30, 2010. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.
16. Segment Information
Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). During 2009 and the nine months ended September 30, 2010, the multi-tenant leases segment was comprised exclusively of medical office buildings.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Revenue:
Triple-net leases	$80,123	$72,675	$229,369	$218,105
Multi-tenant leases	26,868	17,588	75,677	52,111
Non-segment	7,054	6,748	19,905	19,741

	$114,045	$97,011	$324,951	$289,957

Net operating income (1):
Triple-net leases	$80,123	$72,675	$229,369	$218,105
Multi-tenant leases	15,676	10,348	45,568	30,910

	$95,799	$83,023	$274,937	$249,015

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Triple-net leases	$2,574,670	$2,402,664
Multi-tenant leases	868,530	555,998
Non-segment	503,493	688,413

	$3,946,693	$3,647,075

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenue. For our multi-tenant leases segment, we define NOI as revenue minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$39,296	$31,225	$107,558	$116,684
Interest and other income	(7,054)	(6,748)	(19,905)	(19,741)
Interest expense	23,782	23,221	71,824	70,540
Depreciation and amortization expense	36,204	30,625	101,734	91,721
General and administrative expense	7,902	6,514	22,262	20,404
Acquisition costs	35	—	3,104	—
Income from unconsolidated joint ventures	(1,379)	(1,513)	(4,055)	(3,700)
Gain on debt extinguishment	—	—	(75)	(4,564)
Gain on sale of facilities, net	(2,686)	—	(6,487)	(21,152)
Income from discontinued operations	(301)	(301)	(1,023)	(1,177)

Net operating income from reportable segments	$95,799	$83,023	$274,937	$249,015

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
Development Agreements
During the nine months ended September 30, 2010, we entered into Mission Hills JV to develop a medical office building (see Note 5) and entered into another agreement to fund the expansion of a skilled nursing facility (see Note 4). As of September 30, 2010, we had committed to fund an additional $47.4 million under these agreements, of which $36.5 million relates to Mission Hills JV and is expected to be funded through a third party construction loan.
Lines of Credit
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the nine months ended September 30, 2010, we funded $0.8 million under the line of credit. As of September 30, 2010, $4.0 million was outstanding and is included in the caption “Other assets” on our consolidated balance sheet.
We entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which was secured by 100% of the membership interests in PMB Pomona LLC (see Note 18). During the nine months ended September 30, 2010, we funded $0.3 million, and the total $1.9 million outstanding was subsequently repaid. No further disbursements will be made under the agreement.
As of February 1, 2010, in connection with the formation of Gilbert JV, a consolidated joint venture, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at September 30, 2010 (see Note 5).

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 1, 2010, in connection with the formation of Pasadena JV, a consolidated joint venture, we agreed to loan Pasadena JV up to $56.5 million as project financing at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), including $49.8 million that was disbursed initially and remains outstanding at September 30, 2010 (see Note 5).
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
As of March 1, 2010, NHP/PMB became obligated to pay $2.1 million under the Contribution Agreement, of which $1.9 million was paid to Pacific Medical Buildings LLC in cash (see Note 5). Dr. Rush is the Chairman of and owns an interest in Pacific Medical Buildings LLC. In addition, Dr. Rush and certain of his family members own or owned interests, directly and indirectly through partnerships and trusts, in the entities that contributed the five multi-tenant medical office buildings acquired by NHP/PMB, Gilbert JV and Pasadena JV during the nine months ended September 30, 2010 (see Note 6), in PMB Mission Hills 1 LLC (see Note 6) and/or own the remaining development property that may be acquired in the future under the Contribution Agreement.
19. Subsequent Events
From October 1, 2010 to November 8, 2010, we completed approximately $39 million of investments in three skilled nursing facilities.
From October 1, 2010 to November 8, 2010, we prepaid $70.8 million of secured debt at a weighted average interest rate of 3.76% (see Note 9).
From October 1, 2010 to November 8, 2010, we issued and sold approximately 1,290,000 shares at a weighted average price of $40.59 per share through our at-the-market equity offering program (see Note 10).

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
Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:
•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants;
•	non-payment or late payment of rent, interest or loan principal amounts by our tenants;
•	our reliance on one tenant for a significant percentage of our revenue;

•	occupancy levels at certain facilities;

•	our level of indebtedness;

•	changes in the ratings of our debt securities;

•	maintaining compliance with our debt covenants;

•	access to the capital markets and the cost and availability of capital;

•	the effect of healthcare reform legislation or government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	the general distress of the healthcare industry;

•	increasing competition in our business sector;

•	the effect of economic and market conditions and changes in interest rates;

•	the amount and yield of any additional investments;
•	risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;
•	risks associated with development, including our ability to obtain financing, delays or failures in obtaining necessary permits and authorizations, the failure to achieve original project estimates and our limited history in conducting ground-up development projects;
•	the ability of our tenants to pay contractual rent and/or interest escalations in future periods;
•	the ability of our tenants to obtain and maintain adequate liability and other insurance;
•	our ability to attract new tenants for certain facilities;

•	our ability to sell certain facilities for their book value;
•	our ability to retain key personnel;
•	potential liability under environmental laws;
•	the possibility that we could be required to repurchase some of our senior notes;
•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust (“REIT”); and
•	the risk factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, especially the risk factors set forth in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q.
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

The allocation of the cost between land, building and, if applicable, equipment and intangible assets and liabilities, and the determination of the useful life of a property are based on management’s estimates, which are based in part on independent appraisals or other consultants’ reports. For our triple-net leased facilities, the allocation is made as if the property was vacant, and a significant portion of the cost of each property is allocated to buildings. This amount generally approximates 90% of the total property value. Historically, we have generally acquired properties and simultaneously entered into a new market rate lease for the entire property with one tenant. For our multi-tenant medical office buildings, the percentage allocated to buildings may be substantially lower as allocations are made to assets such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets (collectively, “Intangible assets”) included on our consolidated balance sheets and/or below market tenant and ground lease intangible liabilities included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets.
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
Income Taxes
We intend to continue to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and accordingly, no provision has been made for federal income taxes. However, we are subject to certain state and local taxes on our income and/or property, and these amounts are included in the expense caption “General and administrative” on our consolidated income statements.
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

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, Receivables, to require additional disclosures regarding credit quality and the allowance for credit losses related to financing receivables, including credit quality indicators and past due and modification information. Disclosures must be disaggregated by segment and class. The disclosures as of the end of a reporting period are effective December 31, 2010, and the disclosures about activity that occurs during a reporting period are effective January 1, 2011.
Operating Results
Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$229,369	$218,105	$11,264	5%
Medical office building operating rent	75,677	52,111	23,566	45%

	305,046	270,216	34,830	13%
Interest and other income	19,905	19,741	164	1%

	324,951	289,957	34,994	12%

Expenses:
Interest expense	71,824	70,540	1,284	2%
Depreciation and amortization	101,734	91,721	10,013	11%
General and administrative	22,262	20,404	1,858	9%
Acquisition costs	3,104	—	3,104	100%
Medical office building operating expenses	30,109	21,201	8,908	42%

	229,033	203,866	25,167	12%

Operating income	95,918	86,091	9,827	11%
Income from unconsolidated joint ventures	4,055	3,700	355	10%
Gain on debt extinguishment	75	4,564	(4,489)	(98%)

Income from continuing operations	100,048	94,355	5,693	6%

Discontinued operations:
Gains on sale of facilities, net	6,487	21,152	(14,665)	(69%)
Income from discontinued operations	1,023	1,177	(154)	(13%)

	7,510	22,329	(14,819)	(66%)

Net income	107,558	116,684	(9,126)	(8%)
Net loss (income) attributable to noncontrolling interests	895	(184)	1,079	586%

Net income attributable to NHP	108,453	116,500	(8,047)	(7%)
Preferred stock dividends	—	(4,355)	4,355	100%

Net income attributable to NHP common stockholders	$108,453	$112,145	$(3,692)	(3%)

Triple-net lease rental income increased primarily due to rental income from 32 facilities acquired during 2010, increased straight-line rental income and rent increases at existing facilities, offset in part by reserves.
Medical office building operating rent increased primarily due to operating rent resulting from our 2010 acquisition of majority interests in seven multi-tenant medical office buildings and operating rent growth at existing facilities.
Interest and other income increased primarily due to the funding of three new mortgage loans and additional fundings on an existing mortgage loan during 2010 and a net gain recognized upon acquisition of the controlling interest in an unconsolidated joint venture during 2010, offset in part by the retirement of our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral during 2010 and reserves.

Interest expense increased primarily due to the assumption of $109.5 million of secured debt during 2010, offset in part by the repayment of $79.6 million and $2.7 million of secured debt during 2010 and 2009, respectively, and the repayment of $64.6 million of senior notes during 2009.
Depreciation and amortization increased primarily due to the acquisition of 39 facilities during 2010, including majority interests in seven multi-tenant medical office buildings.
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
Income from unconsolidated joint ventures increased primarily due to increased income from our unconsolidated joint venture with a state pension fund investor and losses from PMB SB 399-401 East Highland LLC (“PMB SB”) in 2009 as compared to income in 2010.
In connection with our acquisition of one multi-tenant medical office building through a consolidated joint venture in 2010, we provided funding that was concurrently used to prepay existing debt, and as a result the consolidated joint venture recognized a gain on debt extinguishment. During 2009, we retired $30.0 million of senior notes due in 2013 for $25.4 million, resulting in a net gain on debt extinguishment of $4.6 million.
Discontinued operations income of $7.5 million for 2010 was primarily comprised of gains on sale of $6.5 million and rental income of $1.4 million, offset in part by depreciation and amortization expense of $0.4 million. Discontinued operations income of $22.3 million for 2009 was primarily comprised of gains on sale of $21.2 million, rental income of $2.6 million, offset in part by depreciation and amortization expense of $1.4 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.
Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$80,123	$72,675	$7,448	10%
Medical office building operating rent	26,868	17,588	9,280	53%

	106,991	90,263	16,728	19%
Interest and other income	7,054	6,748	306	5%

	114,045	97,011	17,034	18%

Expenses:
Interest expense	23,782	23,221	561	2%
Depreciation and amortization	36,204	30,625	5,579	18%
General and administrative	7,902	6,514	1,388	21%
Acquisition costs	35	—	35	100%
Medical office building operating expenses	11,192	7,240	3,952	55%

	79,115	67,600	11,515	17%

Operating income	34,930	29,411	5,519	19%
Income from unconsolidated joint ventures	1,379	1,513	(134)	(9%)

Income from continuing operations	36,309	30,924	5,385	17%

Discontinued operations:
Gains on sale of facilities, net	2,686	—	2,686	100%
Income from discontinued operations	301	301	—	0%

	2,987	301	2,686	892%

Net income	39,296	31,225	8,071	26%
Net loss (income) attributable to noncontrolling interests	558	(82)	640	781%

Net income attributable to NHP	39,854	31,143	8,711	28%
Preferred stock dividends	—	(1,451)	1,451	100%

Net income attributable to NHP common stockholders	$39,854	$29,692	$10,162	34%

Triple-net lease rental income increased primarily due to rental income from 32 facilities acquired during 2010, increased straight-line rental income and rent increases at existing facilities, offset in part by reserves.
Medical office building operating rent increased primarily due to operating rent resulting from our 2010 acquisition of majority interests in seven multi-tenant medical office buildings.
Interest and other income increased primarily due to the funding of three new mortgage loans and additional fundings on an existing mortgage loan during 2010, offset in part by the retirement of our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral during 2010 and reserves.
Interest expense increased primarily due to the assumption of $109.5 million of secured debt during 2010, offset in part by the repayment of $79.6 million and $2.7 million of secured debt during 2010 and the last six months of 2009, respectively, and the repayment of $2.6 million of senior notes during the last six months of 2009.
Depreciation and amortization increased primarily due to the acquisition of 39 facilities during 2010, including majority interests in seven multi-tenant medical office buildings.
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
Income from unconsolidated joint ventures decreased primarily due to decreased income from our unconsolidated joint venture with a state pension fund investor and losses from PMB Real Estate Services LLC (“PMBRES”) in 2010 as compared to income in 2009.
Discontinued operations income of $3.0 million for 2010 was primarily comprised of gains on sale of $2.7 million and rental income of $0.4 million, offset in part by depreciation and amortization expense of $0.1 million. Discontinued operations income of $0.3 million for 2009 was primarily comprised of rental income of $0.8 million, offset in part by depreciation and amortization expense of $0.5 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Funds From Operations and Funds Available for Distribution

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Funds From Operations (“FFO”):
Net income	$39,296	$31,225	$107,558	$116,684
Net loss (income) attributable to noncontrolling interests	558	(82)	895	(184)
Preferred stock dividends	—	(1,451)	—	(4,355)
Real estate related depreciation and amortization	35,863	30,875	100,908	92,548
Depreciation in income from unconsolidated joint ventures	1,188	1,319	3,608	3,937
Gains on sale of facilities, net	(2,686)	—	(6,487)	(21,152)

FFO available to NHP common stockholders	74,219	61,886	206,482	187,478
Series B preferred stock dividends add-back	—	1,451	—	4,355

Diluted FFO	74,219	63,337	206,482	191,833
Acquisition costs	35	—	3,104	—
Gain on re-measurement of equity interest upon acquisition, net	—	—	(620)	—
Gain on debt extinguishment, net	—	—	(75)	(4,564)
Gain on debt extinguishment, net from unconsolidated joint ventures	—	(332)	—	(332)

Adjusted diluted FFO	$74,254	$63,005	$208,891	$186,937

Funds Available for Distribution (“FAD”):
Net income	$39,296	$31,225	$107,558	$116,684
Net loss (income) attributable to noncontrolling interests	558	(82)	895	(184)
Preferred stock dividends	—	(1,451)	—	(4,355)
Real estate related depreciation and amortization	35,863	30,875	100,908	92,548
Gains on sale of facilities, net	(2,686)	—	(6,487)	(21,152)
Straight-lined rent	(2,867)	(1,578)	(8,066)	(4,766)
Amortization of intangible assets and liabilities	116	(139)	207	(408)
Non-cash stock-based compensation expense	1,749	1,816	5,174	5,226
Deferred financing cost amortization	1,090	766	2,764	2,336
Lease commissions and tenant and capital improvements	(1,354)	(1,407)	(3,057)	(3,476)
NHP’s share of FAD reconciling items from unconsolidated joint ventures:
Real estate related depreciation and amortization	1,188	1,319	3,608	3,937
Straight-lined rent	9	(19)	6	(43)
Amortization of intangible assets and liabilities	—	5	—	5
Deferred financing cost amortization	25	21	68	63

FAD available to NHP common stockholders	72,987	61,351	203,578	186,415
Series B preferred stock dividends add-back	—	1,451	—	4,355

Diluted FAD	72,987	62,802	203,578	190,770
Acquisition costs	35	—	3,104	—
Gain on re-measurement of equity interest upon acquisition, net	—	—	(620)	—
Gain on debt extinguishment	—	—	(75)	(4,564)
Gain on debt extinguishment, net from unconsolidated joint ventures	—	(332)	—	(332)

Adjusted diluted FAD	$73,022	$62,470	$205,987	$185,874

Weighted average shares outstanding for FFO:
Diluted weighted average shares outstanding (1)	126,586	109,568	122,980	106,433
Series B preferred stock add-back if not converted	—	3,375	102	3,367

Fully diluted weighted average shares outstanding	126,586	112,943	123,082	109,800

Diluted per share amounts — FFO:
FFO	$0.59	$0.56	$1.68	$1.75

Adjusted FFO	$0.59	$0.56	$1.70	$1.70

(1)	Diluted weighted average shares outstanding includes the effect of all participating and non-participating share-based payment awards which for us consists of stock options and other share-based payment awards if the effect is dilutive. The dilutive effect of all share-based payment awards is calculated using the treasury stock method. Additionally, our redeemable OP units are included as if converted to common stock on a one-for-one basis.

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

Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities during the nine months ended September 30, 2010 increased $29.4 million, or 17%, as compared to the same period in 2009. This was primarily due to increased operating income from our owned facilities as a result of acquisitions during 2010. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.
Investing Activities
Our investing activities primarily consist of investments in and sales of real estate and related assets and liabilities, investments in and principal payments on mortgage and other loans receivable and contributions to and distributions from unconsolidated joint ventures.
Investments in and Sales of Real Estate and Related Assets and Liabilities
During the nine months ended September 30, 2010, we acquired 16 skilled nursing facilities, seven medical office buildings and nine assisted and independent living facilities subject to triple-net leases in ten separate transactions for an aggregate investment of $238.3 million.
During the nine months ended September 30, 2010, we completed the following transactions related to our February 2008 agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates (see Note 5 to our condensed consolidated financial statements):
•	Three multi-tenant medical office buildings with an aggregate value of $223.2 million that had previously been eliminated from the Contribution Agreement were reinstated and the majority interests therein were acquired through our consolidated joint venture NHP/PMB L.P (“NHP/PMB”). NHP/PMB acquired a 100% interest in one of the three multi-tenant medical office buildings and, through two consolidated joint ventures, acquired a 65% and a 69% interest in the other two multi-tenant medical office buildings. The acquisitions were paid in a combination of cash, the retirement of our $47.5 million mortgage loan from a related party to which one of the multi-tenant medical office buildings had served as collateral, the assumption of $98.3 million of mortgage financing and the issuance of Class A limited partnership units in NHP/PMB (“OP Units”) with a fair value at the date of issuance of $19.0 million.
•	One of the two multi-tenant medical office buildings which remained under the Contribution Agreement at December 31, 2009 was eliminated from the Contribution Agreement and acquired through NHP/PMB Pasadena LLC (“Pasadena JV”), a new consolidated joint venture with an entity affiliated with Pacific Medical Office Buildings LLC in which we have a 71% equity interest. Our joint venture partner contributed the multi-tenant medical office building, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan, of which $49.8 million has been funded, and a $3.0 million mezzanine loan.
•	As a result of the elimination of the above property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (which had previously been accrued), of which $2.0 million was paid in cash and the remaining $0.1 million through the issuance of OP Units. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million.
During the nine months ended September 30, 2010, we also completed the following transactions with certain affiliates of Pacific Medical Buildings LLC:
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

Additionally, we have entered into an agreement (the “Pipeline Agreement”) with NHP/PMB, PMB LLC and PMBRES pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. As of February 1, 2010, the Pipeline Agreement was amended and restated to provide NHP/PMB with the option to acquire medical office buildings developed in the future through a joint venture between NHP and PMB LLC, obligate us to provide or arrange financing for approved developments and provide us with improved terms, including preferred returns, a reduction in PMB LLC’s promote interest and acquisition pricing determined at the time of acquisition rather than at the pre-development stage. During the nine months ended September 30, 2010, we completed the following transaction with an affiliate of Pacific Medical Buildings LLC related to our Pipeline agreement:
•	We entered into a consolidated joint venture called PDP Mission Hills 1 LLC (“Mission Hills JV”) to develop a medical office building with a total budget of $53.0 million and concurrently entered into an agreement with NHP/PMB, PMB LLC and PMB Mission Hills 1 LLC under which the interests in Mission Hills JV will be contributed to NHP/PMB subsequent to completion of development in accordance with the terms of the Pipeline Agreement. We have an 89.1% equity interest in Mission Hills JV. We contributed $14.7 million in cash, and our joint venture partner contributed $1.8 million in cash. During the nine months ended September 30, 2010, Mission Hills JV incurred developments costs of $16.2 million, including the acquisition of the land on which the medical office building is to be developed for $15.5 million. Construction is expected to commence in late 2010.
As of September 30, 2010, we had committed to fund an additional $47.4 million under existing development agreements, of which $36.5 million relates to Mission Hills JV and is expected to be funded through a third party construction loan.
During the nine months ended September 30, 2010, we funded $15.4 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. As of September 30, 2010, we had committed to fund additional expansions, construction and capital improvements of $108.7 million. During the nine months ended September 30, 2010, we also funded, directly and through our consolidated joint ventures, $2.6 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the nine months ended September 30, 2010, we sold three skilled nursing facilities and two assisted and independent living facilities for net cash proceeds of $15.6 million that resulted in a total gain of $6.4 million which is included on our consolidated income statements in gains on sale of facilities in discontinued operations.
Investments in and Principal Payments on Mortgage and Other Loans Receivable
During the nine months ended September 30, 2010, we funded three mortgage loans secured by 27 medical office buildings, one assisted and independent living facility and one skilled nursing facility in the amount of $117.3 million and funded $59.6 million to Pasadena JV and Gilbert JV as described above.
During the nine months ended September 30, 2010, we sold the assisted living portion of a continuing care retirement community for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community, to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.3 million subsequent to the sale.
In connection with the acquisition of five of the assisted and independent living facilities and one of the skilled nursing facilities described above, we funded two unsecured loans totaling $5.5 million and funded an additional $0.4 million subsequent to acquisition during the nine months ended September 30, 2010.

During the nine months ended September 30, 2010, we also funded $1.8 million on existing loans. As of September 30, 2010, we had committed to fund additional amounts under existing loan agreements of $9.8 million.
During the nine months ended September 30, 2010, we received payments of $3.6 million on other mortgage and other loans and retired our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral by NHP/PMB as described above.
Contributions to and Distributions from Unconsolidated Joint Ventures
During the nine months ended September 30, 2010, we received distributions of $4.2 million and $0.1 million from our unconsolidated joint venture with a state pension fund investor and PMB SB, respectively.
Financing Activities
Our financing activities primarily consist of issuance of and principal payments on debt instruments, issuance of and redemption of equity instruments and distributions.
Issuance of and Principal Payments on Debt Instruments
During the nine months ended September 30, 2010, we repaid at maturity $67.2 million of secured debt with a weighted average interest rate of 5.24%, prepaid $12.4 million of secured debt with an interest rate of 6.95% and made payments of $6.6 million on other notes and bonds payable.
During the nine months ended September 30, 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010.
During the nine months ended September 30, 2010, we paid $1.5 million of deferred financing costs in connection with our one-year extension of our $700.0 million revolving unsecured senior credit facility.
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
During the nine months ended September 30, 2010, we issued and sold approximately 7,851,000 shares of common stock through our at-the-market equity offering program at a weighted average price of $36.46 per share, resulting in net proceeds of approximately $283.2 million after sales agent fees.
During the nine months ended September 30, 2010, we issued approximately 146,000 shares of common stock through our dividend reinvestment plan at an average price of $33.22 per share, resulting in proceeds of approximately $4.9 million.
Distributions
We paid $163.8 million, or $1.35 per common share, in dividends to our common stockholders during the nine months ended September 30, 2010.
During the nine months ended September 30, 2010, cash distributions of $1.5 million and $2.6 million were made to noncontrolling interests and OP unitholders, respectively.

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
Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings, as of September 30, 2010, we had leases on five facilities expiring during the remainder of 2010.
We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis and record reserves when collectability is not reasonably assured. As of September 30, 2010, we had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $12.7 million. Of the related $19.2 million gross receivable balance, 50% is due from two tenants. One of the tenants has a gross receivable balance of $5.4 million which is fully reserved as a result of non-payment when contractually due, and the related lease terms have been subsequently amended to provide for payment ratably over time beginning in 2012. We are currently in litigation with the other tenant which has a gross receivable balance of $4.2 million, of which $3.5 million is reserved. We will continue to evaluate the collectability of our receivables, and if our assumptions or estimates regarding the collectability of a receivable change in the future, it may result in an adjustment to the existing reserve balance.
As of September 30, 2010, we had $700.0 million available under our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at September 30, 2010) or applicable LIBOR plus 0.70% (1.01% at September 30, 2010). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. Effective June 25, 2010, we exercised our option to extend the maturity date by one year to December 15, 2011.
During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on September 30, 2010 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded as a liability under the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets at their aggregate estimated fair value of $6.0 million at September 30, 2010.

On January 15, 2010, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our senior notes have been investment grade rated since 1994. Our credit ratings at September 30, 2010 were BBB from Fitch Ratings, Baa2 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services (upgraded to BBB from BBB- on March 8, 2010).
We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. On January 15, 2010, we entered into two new sales agreements to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. When that program was completed, we entered into two new sales agreements on July 2, 2010 to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. As of September 30, 2010, approximately 2,612,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. From October 1, 2010 to November 8, 2010, we issued and sold approximately 1,290,000 shares at a weighted average price of $40.59 per share through our at-the-market equity offering program.
We sponsor a dividend reinvestment plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at September 30, 2010 was 2%.
We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage and other loans receivable might be prepaid. We anticipate using the proceeds from any asset sales or mortgage and other loan receivable repayments to provide capital for future investments, to reduce any outstanding balance on our credit facility or to repay other borrowings as they mature. Any such future investments would increase revenues, and any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues from asset sales or mortgage or other loan receivable repayments. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $26.8 million during the remainder of 2010.
Uses of Capital
From October 1, 2010 to November 8, 2010, we completed approximately $39 million of investments. We may make additional acquisitions during 2010, although we cannot predict the quantity or timing of any such acquisitions as we continue to be confronted with uncertainty surrounding the future of the capital markets and general economic conditions. If we make additional investments in facilities, interest expense would likely increase. We expect any such increases to be at least partially offset by associated rental or interest income.
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
As of September 30, 2010, we had no debt maturing during the remainder of 2010, however, from October 1, 2010 to November 8, 2010, we prepaid $70.8 million of secured debt with a weighted average interest rate of 3.76%. Some of our senior notes can be put to us prior to the stated maturity date; however, there are no such senior notes that we may be required to repay in 2010 or 2011. We anticipate repaying senior notes and notes and bonds payable at or prior to maturity with a combination of proceeds from borrowings on our credit facility and cash on hand/cash from operations. Borrowings on our credit facility could be repaid by cash on hand/cash from operations, the issuance of debt or equity securities under our shelf registration statement or proceeds from asset sales or mortgage and other loan receivable repayments.
We expect that our current common stock dividend policy will continue, but it is subject to regular review by our board of directors. Common stock dividends are paid at the discretion of our board of directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On November 4, 2010, our board of directors declared a quarterly cash dividend of $0.47 per share of common stock. This dividend will be paid on December 3, 2010 to stockholders of record on November 19, 2010.

Outlook
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there is continued uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of rising unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $700.0 million available under our credit facility at September 30, 2010, and we currently have no reason to believe that we will be unable to access the facility in the future. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our credit facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.
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
Off-Balance Sheet Arrangements
We have interests in the unconsolidated joint ventures discussed in Note 6 to our condensed consolidated financial statements. Our risk of loss is limited to our investment carrying amount. We have no other material off-balance sheet arrangements that we expect would have a material effect on our liquidity, capital resources or results of operations.
Contractual Obligations and Cash Requirements
As of September 30, 2010, our contractual obligations and commitments were as follows:

	2010 (1)	2011 – 2012	2013 – 2014	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long-term debt (2)	$—	$533,409	$330,202	$582,801	$1,446,412

Interest expense	$22,079	$135,031	$72,463	$200,741	$430,314

Ground leases	$442	$3,326	$3,393	$87,671	$94,832

Operating leases	$137	$643	$—	$—	$780

Commitments:
Capital expenditures	$17,641	$90,369	$325	$400	$108,735

Development projects	$4,434	$42,966	$—	$—	$47,400

Loan fundings	$162	$8,788	$—	$886	$9,836

(1)	Amounts reflect obligations and commitments for the remaining three months of 2010.

(2)	2011-2012 balance includes $70.8 million of secured debt that was prepaid from October 1, 2010 to November 8, 2010.
The long-term debt amount shown above includes our senior notes and our notes and bonds payable.
Interest expense shown above is estimated assuming the interest rates in effect at September 30, 2010 remain constant for the $107.6 million of variable rate notes and bonds payable. Maturities of our senior notes range from 2011 to 2038 (although certain notes may be put back to us at their face amount at the option of the holders at earlier dates) and maturities of our notes and bonds payable range from 2011 to 2037.

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
At our option, borrowings under our credit facility bear interest at the prime rate (3.25% at September 30, 2010) or applicable LIBOR plus 0.70% (1.01% at September 30, 2010). As of September 30, 2010 and December 31, 2009, we did not have any borrowings under our unsecured revolving credit facility. Additionally, a portion of our secured debt has variable rates.
For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at September 30, 2010 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining three months of 2010 of $0.3 million.
The table below sets forth certain information regarding our debt as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
			% of			% of
	Principal	Rate	Total	Principal	Rate	Total
Fixed rate debt:
Senior notes	$991,633	6.5%	68.6%	$991,633	6.5%	69.7%
Notes and bonds payable	347,189	6.0%	24.0%	323,025	6.1%	22.7%

Total fixed rate debt	1,338,822	6.3%	92.6%	1,314,658	6.4%	92.4%

Variable rate debt:
Unsecured senior credit facility	—	—	—	—	—	—
Notes and bonds payable	107,590	3.2%	7.4%	108,431	3.2%	7.6%

Total variable rate debt	107,590	3.2%	7.4%	108,431	3.2%	7.6%

Total debt	$1,446,412	6.1%	100.0%	$1,423,089	6.1%	100.0%

During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on September 30, 2010 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded as a liability under the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets at their aggregate estimated fair value of $6.0 million at September 30, 2010.
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
We are subject to particular risks associated with real estate development, which could result in unanticipated losses or expenses.
On a strategic and selective basis, we may make investments in development projects. Our success with such projects is subject to many risks associated with real estate development, including, among other things, the following:
•	we may be unable to obtain construction and/or permanent financing for these projects on favorable terms or at all;
•	we may be unable to obtain or experience delays in obtaining all required zoning, land use, building, occupancy, environmental and other required governmental permits and authorizations;
•	development and construction costs of a project may exceed our original estimates;
•	the time required to complete the development, construction and/or lease up of a project may exceed our original estimates;
•	competition may exceed our original estimates and/or demand may be lower than our original estimates;
•	occupancy and rental rates of a completed project may be lower than our original estimates;
•	we have a limited history in conducting ground-up development projects; and
•	unsuccessful projects could result in direct costs to us.
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

Item 6. Exhibits

Exhibit No.	Description

3.1	Charter of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 1, 2008, is incorporated herein by reference).

3.2	Bylaws of the Company, as amended and restated on February 10, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 17, 2009, is incorporated herein by reference).

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

Date: November 8, 2010	Nationwide Health Properties, Inc.

	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2010 and 2009, (iii) the Condensed Consolidated Statement of Equity for the nine months ended September 30, 2010, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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