Form 10-K
period 2010-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2011-03-01
CIK 780053

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,334,021,000 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2011

Common Stock, $0.10 par value per share	126,469,665 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2011 (Proxy Statement)	Part III

NATIONWIDE HEALTH PROPERTIES, INC.

Form 10-K

December 31, 2010

PART I

Item 1.	Business.

General

Nationwide Health Properties, Inc., a Maryland corporation incorporated on October 14, 1985, is a real estate investment trust (“REIT”) that invests in healthcare related real estate, primarily senior housing, long-term care properties and medical office buildings. Whenever we refer herein to “NHP” or to “us” or use the terms “we” or “our,” we are referring to Nationwide Health Properties, Inc. and its subsidiaries, unless the context otherwise requires.

Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). During 2010, 2009 and 2008, the multi-tenant leases segment was comprised exclusively of medical office buildings. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the twelve months ended December 31, 2010, approximately 93% of our revenues are derived from our leases, with the remaining 7% from our mortgage loans and other financing activities.

As of December 31, 2010, we had investments in 663 healthcare facilities, one land parcel, two development projects and two assets held for sale located in 42 states, consisting of:

			Facilities and Land
	Consolidated	Unconsolidated	Parcel Securing
	Facilities	Facilities	Mortgage Loans	Total

Assisted and independent living facilities	267	19	12	298
Skilled nursing facilities	178	14	20	212
Continuing care retirement communities	10	1	1	12
Specialty hospitals	7	—	—	7
Triple-net medical office buildings	24	—	27	51
Multi-tenant medical office buildings	83	—	—	83
Land parcel	—	—	1	1
Development projects	2	—	—	2
Assets held for sale	2	—	—	2

	573	34	61	668

As of December 31, 2010, our directly owned facilities, other than our multi-tenant medical office buildings, were operated by 88 different healthcare providers, including the following publicly traded companies:

Facilities
Operated

Assisted Living Concepts, Inc.	4
Brookdale Senior Living, Inc.	93
Emeritus Corporation	6
Extendicare, Inc.	1
HealthSouth Corporation	2
Kindred Healthcare, Inc.	1
Sun Healthcare Group, Inc.	4

One of our triple-net lease tenants, Brookdale Senior Living, Inc. (“Brookdale”) accounted for more than 10% of our revenues at December 31, 2010 and may account for more than 10% of our revenues in 2011.

The following table summarizes our top five tenants, the number of facilities each operates and the percentage of our revenues received from each of these tenants as of the end of 2010, as adjusted for facilities acquired and disposed of during 2010:

	Number of		Average
	Facilities	Percentage of	Remaining Lease
	Operated	Revenue	Term (Years)

Brookdale Senior Living, Inc.	93	12.2%	6.6
Hearthstone Senior Services, L.P	32	9.2%	10.5
Wingate Healthcare, Inc.	18	5.5%	9.2
Atria Senior Living Group	9	3.4%	9.6
Senior Services of America	19	3.2%	10.6

Our leases have fixed initial rent amounts and generally contain annual escalators. Many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. Certain leases contain escalators contingent on revenues or other factors, including increases based on changes in the Consumer Price Index. Such revenue increases are recognized over the lease term as the related contingencies are met. However, if the Consumer Price Index starts trending negatively again as it did for most of 2009, we are likely to see much less, if any, internal growth from these rent escalators if deflationary conditions return. We assess the collectability of our rent receivables, and we reserve against the receivable balances for any amounts that may not be recovered.

Our 486 triple-net leased facilities are generally leased under triple-net leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. As of December 31, 2010, approximately 88% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of December 31, 2010, leases covering 417 triple-net leased facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $78.8 million. As of December 31, 2010, leases covering 386 facilities contain provisions for property tax impounds, and leases covering 274 facilities contain provisions for capital expenditure impounds. Our multi-tenant facilities generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants).

2010 Highlights and Recent Developments

Investing Activities

•	In addition to the transactions with Pacific Medical Buildings LLC and certain of its affiliates described below, during 2010, we acquired 21 skilled nursing facilities, 20 assisted and independent living facilities, seven medical office buildings and one continuing care retirement community subject to triple-net leases and 15 multi-tenant medical office buildings in 17 separate transactions for an aggregate investment of $437.2 million. The transactions included the acquisition of majority interests in certain of the facilities. In connection with the acquisition of certain of the facilities, we funded two unsecured loans totaling $5.5 million and funded an additional $0.4 million subsequent to acquisition during 2010.

•	During 2010, we completed the following transactions related to our February 2008 agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates (see Note 5 to our condensed consolidated financial statements):

•	Three multi-tenant medical office buildings with an aggregate value of $223.2 million that had previously been eliminated from the Contribution Agreement were reinstated, and the majority interests therein were acquired through our consolidated joint venture, NHP/PMB L.P (“NHP/PMB”). The acquisitions were paid in a combination of cash, the retirement of our $47.5 million mortgage loan from a related party to which one of the multi-tenant medical office buildings had served as collateral, the assumption of $98.3 million of mortgage financing and the issuance of Class A limited partnership units in NHP/PMB (“OP Units”) with a fair value at the date of issuance of $19.0 million.

•	One of the two multi-tenant medical office buildings which remained under the Contribution Agreement at December 31, 2009 was eliminated from the Contribution Agreement and acquired through a new consolidated joint venture with an entity affiliated with Pacific Medical Buildings LLC. Our joint venture partner contributed the multi-tenant medical office building, and we contributed $13.5 million in cash. Additionally, we provided the joint venture with a $56.5 million mortgage loan, of which $49.8 million has been funded, and a $3.0 million mezzanine loan.

•	As a result of the elimination of the above property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (which had previously been accrued), of which $2.0 million was paid in cash and the remaining $0.1 million through the issuance of OP Units.

•	During 2010, we also completed the following transactions with certain affiliates of Pacific Medical Buildings LLC:

•	One multi-tenant medical office building was acquired through a new consolidated joint venture with an entity affiliated with Pacific Medical Buildings LLC. Our joint venture partner contributed the multi-tenant medical office building, and we contributed $6.3 million in cash. Additionally, we agreed to loan the joint venture up to $8.8 million as project financing, including $6.8 million that was disbursed initially.

•	We acquired the remaining 55.05% interest in PMB SB, an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB). In connection with the acquisition, we re-measured our previously held equity interest at the acquisition date fair value and recognized a gain on the re-measurement of $0.6 million.

•	Additionally, we have entered into an agreement (the “Pipeline Agreement”) with NHP/PMB, PMB LLC and PMB Real Estate Services LLC (“PMBRES”) pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. During 2010, certain terms of the Pipeline Agreement were modified, and we completed the following transaction with an affiliate of Pacific Medical Buildings LLC:

•	We entered into a consolidated joint venture to develop a medical office building with a total budget of $53.0 million and concurrently entered into an agreement under which the interests in the joint venture will be contributed to NHP/PMB subsequent to completion of development in accordance with the terms of the Pipeline Agreement. We contributed $14.7 million in cash, and our joint venture partner contributed $1.8 million in cash. During 2010, the joint venture incurred development costs of $16.6 million.

•	During 2010, we also entered into an agreement to develop an assisted and independent living facility and incurred costs of $1.2 million.

•	During 2010, we funded $21.0 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. We also funded, directly and through our consolidated joint ventures, $4.2 million in capital and tenant improvements at certain multi-tenant medical office buildings.

•	During 2010, we funded four mortgage loans secured by 27 medical office buildings, one assisted and independent living facility and four skilled nursing facilities in the amount of $155.3 million. In connection with the funding of a mortgage loan secured by one of the skilled nursing facilities, we agree to fund up to $10.9 million to expand the facility and funded $1.9 million as of December 31, 2010. During 2010, we also acquired one mortgage loan secured by one assisted and independent living facility for $6.1 million, net of a $0.8 million discount.

•	During 2010, we sold the assisted living portion of a continuing care retirement community, for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community, to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.4 million subsequent to the sale.

•	During 2010, we also funded $5.6 million on other loans and received payments of $4.9 million.

•	During 2010, we sold nine skilled nursing facilities and three assisted and independent living facilities for net cash proceeds of $43.6 million that resulted in a total gain of $16.9 million which is included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements.

•	During January 2011, one mortgage loan to Brookdale with a carrying value of $28.3 million (net of a deferred gain of $4.7 million) and a stated maturity date of June 2011 was prepaid.

Financing Activities

•	During 2010, we exercised our option to extend the maturity date of our $700.0 million revolving unsecured senior credit facility by one year to December 15, 2011 and borrowed $175.0 million under the credit facility which remained outstanding at December 31, 2010.

•	During 2010, we repaid at maturity $67.2 million of secured debt with a weighted average interest rate of 5.24%, prepaid $118.3 million of secured debt with a weighted average interest rate of 4.73% and made regular principal payments of $8.6 million on other notes and bonds payable.

•	During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements are recorded under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $11.2 million at December 31, 2010.

•	On January 18, 2010, we redeemed all outstanding shares of our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) at a redemption price of $103.875 per share plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash. As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding.

•	On January 15, 2010, we entered into two sales agreements to sell up to an aggregate of 5,000,000 shares of our common stock from time to time through our at-the-market equity offering program. When that program was completed, we entered into two additional sales agreements on July 2, 2010 to sell up to an aggregate of an additional 5,000,000 shares of our common stock from time to time. During 2010, we issued and sold approximately 9,141,000 shares of common stock through our at-the-market equity offering program at a weighted average price of $37.04 per share, resulting in net proceeds of approximately $335.1 million after sales agent fees.

•	During 2010, we issued approximately 150,000 shares of common stock through our dividend reinvestment plan at an average price of $33.26 per share, resulting in proceeds of approximately $5.0 million.

•	During 2010, we paid $223.5 million, or $1.82 per common share, in dividends to our common stockholders. On February 8, 2011, our board of directors declared a quarterly cash dividend of $0.48 per share of common stock. This dividend will be paid on March 4, 2011 to stockholders of record on February 18, 2011.

•	On January 15, 2010, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our existing shelf registration statement was set to expire in May 2010.

•	On March 8, 2010, our credit rating from Standard & Poor’s Ratings Services was upgraded to BBB from BBB-.

Taxation

We believe we have operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and we intend to continue to operate in such a manner. If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income taxes on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation,” that is, at the corporate and stockholder levels, that usually results from investment in the stock of a corporation. Please see the risk factors found under the heading “Risks Related to Our Taxation as a REIT” under the caption “Risk Factors” for more information.

Objectives and Policies

We are organized to invest in income-producing healthcare related facilities. At December 31, 2010, we had investments in 663 healthcare facilities, one land parcel, two development projects and two assets held for sale located in 42 states, and we plan to invest in additional healthcare properties in the United States. Other than potentially utilizing joint ventures, we do not intend to invest in securities of, or interests in, persons engaged in real estate activities or to invest in securities of other issuers for the purpose of exercising control.

In evaluating potential investments, we consider such factors as:

•	the geographic area, type of property and demographic profile;

•	the location, construction quality, condition and design of the property;

•	the expertise and reputation of the operator;

•	the current and anticipated cash flow and its adequacy to meet operational needs and lease obligations;

•	whether the anticipated rent provides a competitive market return to NHP;

•	the potential for capital appreciation;

•	the tax laws related to REITs;

•	the regulatory and reimbursement environment in which the properties operate;

•	occupancy and demand for similar healthcare facilities in the same or nearby communities; and

•	an appropriate mix between private and government sponsored patients.

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

During 2010, we redeemed all outstanding shares of our preferred stock. We may, in the future, issue additional debt or equity securities that will be senior to our common stock.

In certain circumstances, we may make mortgage loans with respect to certain facilities secured by those facilities. At December 31, 2010, we held 20 mortgage loans secured by 27 medical office buildings, 20 skilled nursing facilities, 12 assisted and independent living facilities, one continuing care retirement community and one land parcel. There are no limitations on the number or the amount of mortgages that may be placed on any one piece of property.

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

Properties

We operate in two segments based on our investment and leasing activities — triple-net leases and multi-tenant leases. See “Note 20 — Segment Information” of the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments. As of December 31, 2010, we had direct ownership of:

Assisted and independent living facilities	267
Skilled nursing facilities	178
Continuing care retirement communities	10
Specialty hospitals	7
Triple-net medical office buildings	24
Multi-tenant medical office buildings, including 21 owned by consolidated joint ventures	83
Development projects, including one owned by a consolidated joint venture	2
Assets held for sale	2

573

Triple-net Leases

Our triple-net leases segment includes investments in the following types of facilities:

Senior Housing/Assisted and Independent Living Facilities

Assisted and independent living facilities offer studio, one bedroom and two bedroom apartments on a month-to-month basis primarily to elderly individuals, including those with Alzheimer’s or related dementia, with various levels of assistance requirements. Assisted and independent living residents are provided meals and eat in a central dining area; assisted living residents may also be assisted with some daily living activities with programs and services that allow residents certain conveniences and make it possible for them to live as independently as possible; staff are also available when residents need assistance and for group activities. Services provided to residents who require more assistance with daily living activities, but who do not require the constant supervision skilled nursing facilities provide, include personal supervision and assistance with eating, bathing, grooming and administering medication. Charges for room, board and services are generally paid from private sources.

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

The following table sets forth certain information regarding our owned triple-net leased facilities, excluding development projects and assets held for sale as of December 31, 2010:

				Gross
	Number of	Number of	Square	Real Estate
Facility Location	Facilities	Beds/Units(1)	Footage(1)	Investment	2010 NOI(2)
				(Dollars in thousands)

Senior Housing/Assisted and Independent Living Facilities:
Alabama	7	598	—	$46,244	$4,297
Arizona	3	277	—	28,172	2,732
Arkansas	1	32	—	2,151	236
California	19	2,229	—	169,841	21,295
Colorado	4	399	—	43,924	4,404
Connecticut	2	234	—	32,786	3,283
Florida	24	1,641	—	136,386	11,046
Georgia	3	343	—	21,836	1,978
Indiana	8	409	—	34,896	2,577
Kansas	6	277	—	16,419	1,753
Maryland	1	65	—	5,645	478
Massachusetts	1	98	—	19,346	1,082
Michigan	13	775	—	84,332	8,660
Minnesota	10	343	—	38,721	3,502
Mississippi	1	52	—	4,682	422

				Gross
	Number of	Number of	Square	Real Estate
Facility Location	Facilities	Beds/Units(1)	Footage(1)	Investment	2010 NOI(2)
				(Dollars in thousands)

Missouri	4	76	—	2,129	139
Nevada	2	154	—	13,833	1,403
New Jersey	2	104	—	7,616	1,088
New Mexico	1	116	—	23,427	2,103
New York	3	406	—	44,266	5,158
North Carolina	10	970	—	109,845	9,476
North Dakota	1	48	—	6,302	488
Ohio	12	869	—	89,316	8,855
Oklahoma	4	229	—	22,801	2,201
Oregon	7	437	—	33,640	3,340
Pennsylvania	8	618	—	27,775	2,778
Rhode Island	3	272	—	30,289	3,020
South Carolina	3	117	—	8,357	603
South Dakota	4	182	—	21,257	1,952
Tennessee	14	1,485	—	126,676	7,154
Texas	28	2,468	—	290,627	27,520
Virginia	1	74	—	11,210	1,088
Washington	10	907	—	71,658	7,519
West Virginia	1	65	—	6,536	566
Wisconsin	46	2,064	—	178,393	16,906

Subtotals	267	19,433	—	1,811,334	171,102

Long-Term Care/Skilled Nursing Facilities:
Arkansas	9	945	—	38,682	4,280
California	3	340	—	10,444	2,263
Connecticut	3	351	—	17,317	1,613
Florida	3	411	—	11,718	1,452
Georgia	1	100	—	4,342	386
Indiana	21	1,938	—	91,058	9,417
Kansas	5	317	—	10,587	1,175
Maryland	3	445	—	20,381	2,761
Massachusetts	15	2,079	—	184,839	17,257
Minnesota	3	510	—	27,825	2,481
Mississippi	1	120	—	4,467	510
Missouri	12	1,089	—	51,236	5,527
Nevada	1	125	—	4,390	813
New York	3	440	—	58,634	5,179
North Carolina	1	150	—	2,360	371
Ohio	5	704	—	28,457	2,759
Oklahoma	5	235	—	9,121	980
Pennsylvania	3	240	—	14,032	1,807
South Carolina	4	602	—	36,696	3,376

				Gross
	Number of	Number of	Square	Real Estate
Facility Location	Facilities	Beds/Units(1)	Footage(1)	Investment	2010 NOI(2)
				(Dollars in thousands)

South Dakota	2	246	—	18,000	775
Tennessee	3	369	—	18,307	1,829
Texas	47	5,508	—	309,652	20,069
Utah	1	65	—	2,793	114
Virginia	6	779	—	31,732	4,216
Washington	7	711	—	44,607	5,363
West Virginia	4	326	—	15,919	2,233
Wisconsin	7	662	—	30,269	3,446

Subtotals	178	19,807	—	1,097,865	102,452

Continuing Care Retirement Communities:
Arizona	1	228	—	12,887	1,619
Colorado	1	119	—	3,116	423
Maine	3	550	—	39,341	3,570
Massachusetts	1	171	—	14,656	1,580
Oklahoma	1	193	—	8,717	954
Tennessee	1	62	—	3,178	432
Texas	2	532	—	46,196	3,837

Subtotals	10	1,855	—	128,091	12,415

Specialty Hospitals:
Arizona	2	110	—	17,071	2,903
California	2	75	—	39,307	3,857
Texas	3	119	—	19,825	2,074

Subtotals	7	304	—	76,203	8,834

Medical Office Buildings:
Alabama	1	—	61,219	16,706	1,502
Florida	9	—	80,940	35,543	4,919
Indiana	4	—	55,814	15,724	1,838
Maryland	1	—	5,400	1,717	241
Michigan	2	—	17,190	5,654	783
Wisconsin	7	—	256,428	43,402	3,467

Subtotals	24	—	476,991	118,746	12,750

Total Owned Triple-Net Leased Facilities	486	41,399	476,991	$3,232,239	$307,553

(1)	Assisted and independent living facilities are measured in units; continuing care retirement communities are measured in beds and units; skilled nursing facilities and specialty hospitals are measured by bed count; and medical office buildings are measured by square footage.

(2)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours. See Note 20 to our consolidated financial statements for a reconciliation of net income to NOI. NOI for 2010 includes $14,000 related to one continuing care retirement community sold during the year for which we provided financing related to the sale. We have a continuing interest in the facility, and its operating results are included in income from continuing operations on our consolidated income statements.

In the triple-net leases segment, facilities are leased to single tenants. Revenue is received by us directly from the tenants in accordance with the lease terms which generally provide for annual rent escalators and transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. While occupancy information is relevant to the operations of the tenant, our revenues are not directly impacted by occupancy levels at the triple-net leased facilities. The following table sets forth certain information regarding average rents for triple-net leased facilities, excluding assets held for sale, owned by us as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Average	Average		Average	Average
	Annualized	Annualized		Annualized	Annualized
	Rent per	Rent per	Occupancy	Rent per	Rent per	Occupancy
	Bed/Unit	Square Foot	Percentage(1)	Bed/Unit	Square Foot	Percentage(1)

Senior Housing/Assisted and Independent Living Facilities	$8,805	$—	82.5%	$9,088	$—	83.0%
Long-Term Care/Skilled Nursing Facilities	$5,173	$—	79.7%	$5,185	$—	81.0%
Continuing Care Retirement Communities	$6,693	$—	91.3%	$6,493	$—	89.0%
Specialty Hospitals	$29,058	$—	74.0%	$28,451	$—	69.7%
Medical Office Buildings	$—	$26.73	100.0%	$—	$17.78	100.0%

(1)	Represents occupancy as reported by the respective tenants.

The following table sets forth certain information regarding lease expirations for our owned triple-net leased facilities, excluding assets held for sale, as of December 31, 2010:

	Assisted and								Total Owned
	Independent		Skilled Nursing		Continuing Care		Other Triple-Net		Triple-Net
	Minimum	Number of	Minimum	Number of	Minimum	Number of	Minimum	Number of	Minimum	Number of
	Rent	Facilities	Rent	Facilities	Rent	Facilities	Rent	Facilities	Rent	Facilities
	(Dollars in thousands)

2011	$659	1	$6,590	18	$550	1	$—	—	$7,799	20
2012	1,994	9	5,043	7	1,633	1	1,891	1	10,561	18
2013	11,166	10	4,040	8	—	—	—	—	15,206	18
2014	15,330	18	5,294	6	4,826	3	—	—	25,450	27
2015	2,392	5	4,920	7	—	—	3,394	1	10,706	13
2016	12,943	11	13,702	22	—	—	3,674	5	30,319	38
2017	1,657	4	6,213	16	3,585	3	—	—	11,455	23
2018	1,592	2	4,169	11	—	—	—	—	5,761	13
2019	482	1	—	—	—	—	1,224	1	1,706	2
2020	6,994	12	35,551	39	443	1	1,262	4	44,250	56
Thereafter	116,720	194	29,790	44	1,398	1	7,578	19	155,486	258

	$171,929	267	$115,312	178	$12,435	10	$19,023	31	$318,699	486

Multi-Tenant Leases

During 2010, our multi-tenant leases segment was comprised exclusively of medical office buildings.

The following table sets forth certain information regarding our owned multi-tenant leased facilities as of December 31, 2010:

	Number of	Square	Occupancy	Gross Real Estate	2010 NOI
Facility Location	Facilities	Footage	Percentage	Investment	(1)
				(Dollars in thousands)

Medical Office Buildings:
Arizona	1	62,083	68.6%	$8,871	$828
California	13	1,143,922	91.0%	381,072	30,021
Florida	1	35,900	36.4%	6,399	80
Georgia	5	298,523	92.9%	31,411	1,489
Illinois	12	387,532	86.9%	36,705	5,456
Louisiana	8	397,581	82.5%	24,869	2,319
Missouri	7	404,229	91.7%	46,345	4,224
Nevada	2	149,248	81.7%	39,391	2,467
Ohio	13	386,106	97.1%	42,483	1,305
Oregon	1	105,375	86.8%	31,199	2,347
South Carolina	2	109,787	76.4%	14,123	968
Tennessee	1	58,555	91.1%	4,025	761
Texas	6	145,382	62.9%	7,933	417
Virginia	3	66,196	84.4%	5,860	559
Washington	8	389,536	99.3%	106,354	7,721

Total Owned Multi-Tenant Leased Facilities	83	4,139,955	88.6%	$787,040	$60,962

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours. See Note 20 to our consolidated financial statements for a reconciliation of net income to NOI. NOI for 2010 includes $14,000 related to one continuing care retirement community sold during the year for which we provided financing related to the sale. We have a continuing interest in the facility, and its operating results are included in income from continuing operations on our consolidated income statements.

Average occupancy for our owned multi-tenant medical office buildings was 88.6% and 88.8% as of December 31, 2010 and 2009, respectively. Average annualized revenue per square foot for our owned multi-tenant leased medical office buildings was $24.71 and $24.99 as of December 31, 2010 and 2009, respectively.

The following table sets forth certain information regarding lease expirations for our owned multi-tenant leased facilities as of December 31, 2010:

	Minimum	Square
	Rent	Feet
	(In thousands)

2011	$13,632	593,811
2012	9,105	352,440
2013	6,756	298,214
2014	7,748	262,191
2015	7,840	318,488
2016	6,790	217,321
2017	12,186	425,061
2018	6,495	168,555
2019	7,755	236,570
2020	2,480	66,665
Thereafter	25,831	769,961

	$106,618	3,709,277

Competition

We generally compete with other publicly traded REITs, including HCP, Inc., Health Care REIT, Inc., Healthcare Realty Trust Incorporated, Senior Housing Properties Trust and Ventas, Inc., private healthcare REITs, real estate partnerships, healthcare providers and other investors, including, but not limited to, banks, insurance companies, pension funds, government sponsored entities, including the Department of Housing and Urban Development, Fannie Mae and Freddie Mac, and opportunity funds, in the acquisition, leasing and financing of healthcare facilities. The tenants that operate our healthcare facilities compete on a local and regional basis with operators of facilities that provide comparable services. Operators compete for patients and residents based on quality of care, reputation, physical appearance of facilities, price, services offered, family preferences, physicians, staff and location. Our medical office buildings compete with other medical office buildings in their surrounding areas for tenants, including physicians, dentists, psychologists, therapists and other healthcare providers.

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

During 2010, payments for healthcare services provided by the tenants of our facilities were received from the following sources:

Percentage of
Tenants’ Revenue

Medicare	10%
Medicaid	18%
Private sources — health and other insurance plans	72%

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

Executive Officers of the Company

The table below sets forth the name, position and age of each executive officer of the Company. Each executive officer is appointed by the board of directors, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director. All information is given as of March 1, 2011:

Age

Douglas M. Pasquale — Chairman of the Board and President and Chief Executive Officer	56
Donald D. Bradley — Executive Vice President and Chief Investment Officer	55
Abdo H. Khoury — Executive Vice President and Chief Financial and Portfolio Officer	61

Douglas M. Pasquale — Chairman of the Board of Directors since May 2009 and President and Chief Executive Officer since April 2004. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004 and a director since November 2003. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living, Inc. (“ARV”), an operator of assisted living facilities, from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV, and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International-North America, a hotel ownership and hotel management company, from 1996 to 1998, and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (“ASHA”), a director of Alexander & Baldwin, Inc. (NYSE: ALEX) and Matson Navigation Company, Inc. (a subsidiary of Alexander & Baldwin, Inc.), a director of Terreno Realty Corporation (NYSE: TRNO) and a member of the Board of Trustees of the Newport Harbor Nautical Museum.

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

Employees

As of March 1, 2011, we had 41 employees.

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

Proposed Merger with Ventas

On February 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ventas, Inc., a Delaware corporation (“Ventas”), and Needles Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Ventas (“Merger Sub”).

Under the terms of the Merger Agreement, NHP will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a subsidiary of Ventas. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, other than shares held by any wholly owned subsidiary of NHP, by Ventas or by any subsidiary of Ventas, will be cancelled and converted into the right to receive 0.7866 shares (the “Exchange Ratio”) of common stock of Ventas (“Ventas Common Stock”).

Immediately prior to the Effective Time: (i) each option to purchase common stock will, at the option of Ventas, either be cancelled in exchange for the right to receive a cash payment, or be converted into an option exercisable for a number of shares of Ventas Common Stock, in either case, calculated based on the Exchange Ratio; (ii) all of the restricted stock units will vest and will either be assumed by Ventas or converted into the right to receive a cash amount calculated based on the Exchange Ratio; (iii) each share of restricted stock will vest and will be converted into the right to receive a number of shares of Ventas Common Stock equal to the Exchange Ratio; (iv) all dividend equivalent rights granted in connection with any other award will vest and will be paid in accordance with their terms; and (v) the performance period for any performance shares will be terminated, and the number of performance shares that vest will be determined based on NHP’s actual performance for the shortened performance period, with each performance share that vests converted into the right to receive a number of shares of Ventas Common Stock equal to the Exchange Ratio.

We intend to pay our regular quarterly cash dividend, prorated through the closing of the Merger.

We have made customary representations and warranties in the Merger Agreement and has agreed to customary covenants, including covenants regarding the operation of our business prior to the closing and covenants prohibiting us from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a superior proposal.

Consummation of the Merger is subject to customary closing conditions, including approval of our stockholders and Ventas’s stockholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the Merger has not occurred by October 31, 2011, if an order is entered prohibiting or disapproving the transaction and the order has become final and non-appealable, if our stockholders or Ventas fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.

Additional Information About the Proposed Transaction and Where to Find it:

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. In connection with the proposed transaction, Ventas and NHP expect to prepare and file with the SEC a registration statement on Form S-4 containing a joint proxy statement/prospectus and other documents with respect to the proposed Merger. INVESTORS ARE URGED TO READ THE JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS THERETO) AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.

Investors may obtain free copies of the registration statement, the joint proxy statement/prospectus and other relevant documents filed by Ventas and NHP with the SEC (if and when they become available) through the website maintained by the SEC at www.sec.gov. Copies of the documents filed by Ventas with the SEC are also available free of charge on Ventas’s website at www.ventasreit.com, and copies of the documents filed by us with the SEC are available free of charge on NHP’s website at www.nhp-reit.com.

Ventas, NHP and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from Ventas’s and NHP’s shareholders in respect of the proposed transaction. Information regarding Ventas’s directors and executive officers can be found in Ventas’s definitive proxy statement filed with the SEC on March 19, 2010. Information regarding NHP’s directors and executive officers can be found in NHP’s definitive proxy statement filed with the SEC on March 25, 2010. Additional information regarding the interests of such potential participants will be included in the joint proxy statement/prospectus and other relevant documents filed with the SEC in connection with the proposed transaction if and when they become available. These documents are available free of charge on the SEC’s website and from Ventas or NHP, as applicable, using the sources indicated above.

Item 1A.	Risk Factors.

Generally speaking, the risks facing our company fall into four categories: risks related to our proposed merger with Ventas, risks associated with the operations of our tenants, risks related to our operations and risks related to our taxation as a REIT. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes before making an investment decision in our company. These risks and uncertainties are not the only ones facing us, and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these could adversely affect our business, financial condition, results of operations and cash flows and, thus, the value of an investment in our company.

RISKS RELATED TO OUR PROPOSED MERGER WITH VENTAS

We will be subject to various uncertainties and contractual restrictions while the merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the merger on employees and tenants may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel, and could cause tenants and others who deal with us to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the merger and the preparation for the integration may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the merger agreement restricts us, without Ventas’ consent, from making certain acquisitions and dispositions, from engaging in certain capital raising transactions and taking other specified actions while the merger is pending. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the merger agreement.

We may be unable to obtain satisfaction of all conditions to complete the merger, including the approval of our stockholders and Ventas’ stockholders in the anticipated timeframe, or at all.

Completion of the merger is contingent upon customary closing conditions, including approval of the merger by our stockholders and the approval by Ventas’ stockholders of the issuance of Ventas common stock in connection with the merger. We may be unable to satisfy all the conditions to the merger. If the stockholders of either company do not approve the merger at the special stockholder meetings to be held after the related merger proxy and registration statement is effective, the merger will not be consummated.

In addition, satisfying the conditions to, and completion of, the merger may take longer than, and could cost more than, we expect. Any delay in completing the merger may adversely affect the benefits that we and Ventas expect to achieve from the merger and the integration of our businesses.

If the merger is not completed, our financial results may be adversely affected and we will be subject to several risks, including but not limited to:

•	payment to Ventas of a termination fee of $175 million, plus $20 million as reimbursement of its expenses, as specified in the merger agreement, depending on the nature of the termination;

•	payment of costs relating to the merger, whether or not the merger is completed, and payment to Ventas of $20 million as reimbursement of its expenses if our stockholders do not approve the merger; and

•	being subject to litigation related to any failure to complete the merger.

Any delay or inability to satisfy all conditions to complete the merger, or failure to complete the merger could negatively affect our future business, financial condition or results of operation.

RISKS RELATING TO OUR TENANTS

Our financial position and results of operation could be weakened and our ability to make distributions could be limited if any of our major tenants were unable to meet their obligations to us or failed to renew or extend their relationship with us as their lease terms expire or their mortgages mature, or if we were unable to lease or re-lease our facilities or make mortgage loans on economically favorable terms. We have no operational control over our tenants, and our tenants face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. There may end up being more serious tenant financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular tenant or it could be industry wide, such as increased regulatory compliance costs and further federal or state governmental reimbursement reductions in the case of our skilled nursing facility and specialty hospital tenants, as governments work through their budget deficits; reduced occupancies or slow lease-ups for our assisted and independent living facilities or medical office buildings due to general economic and other factors; and increases in insurance premiums, labor and other expenses. These adverse developments could arise due to a number of factors, including those listed below.

The global financial crisis has adversely impacted the financial condition of our tenants, which could impair our tenants’ ability to meet their obligations to us.

The U.S. recently experienced the longest recession since the Great Depression. While there are current signs of a strengthening and stabilizing economy, there are continued concerns about the uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation and the systemic impact of high unemployment and energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a weak real estate market in the U.S., resulting in a return to increased market volatility and diminished expectations for the U.S. economy.

The specific impact this may have on each of our businesses is described below:

•	Senior Housing. The combination of a weak economy, sustained weak housing market and high unemployment (the “Economic Factors”) has put downward pressure on occupancies and operating margins for senior housing, a trend that we expect to continue until these factors fully abate. Since the principal competitor for senior housing is the home, the Economic Factors have intensified this competition and in turn, challenged occupancies. In particular, the sustained weak housing markets have put particular pressure on independent living facility occupancies as more seniors delay or forego moving into such facilities, while the weak economy and high unemployment have put particular pressure on occupancies at more need-based assisted living and Alzheimer facilities as costs become prohibitive, causing seniors to go without the necessary assistance and care or causing unemployed, or in some cases working, adults to become caregivers to their senior family members for a period of time. We also believe that our tenants already have implemented prudent cost reductions, and further rent increases will be incrementally more difficult on beleaguered consumers. Therefore, without stabilization or increases in occupancies, it will be difficult for our senior housing tenants to prevent margin erosion over time which could adversely impact their operations and financial condition and their ability to continue to meet their obligations to us.

•	Long-Term Care/Skilled Nursing. Skilled nursing occupancies have been less impacted by the Economic Factors since the services provided are primarily driven by a significant need. However, the impact of increasing pressure on federal and state government reimbursement from the current economic turmoil and recently enacted and potential future healthcare reform legislation remains uncertain. The ultimate outcome of either of these factors could adversely affect the operations and financial condition of our skilled nursing tenants and their ability to continue to meet their obligations to us.

•	Medical Office. While the medical office sector currently remains generally healthy, the Economic Factors, particularly high unemployment and cuts in corporate benefits, will likely have unfavorable implications. Consumers faced with limited financial resources and reduced or eliminated insurance coverage will likely choose to forego elective procedures and may defer or forego prescribed procedures. Over time, this could adversely affect the operations and financial condition of our medical office building tenants and their ability to continue to meet their obligations to us.

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

We are exposed to the risk that our tenants may not be able to meet their obligations, which may result in their bankruptcy or insolvency. This risk is more pronounced during weak economic conditions, such as those we are currently experiencing. Our lease agreements, under certain circumstances, provide us the right to evict a tenant, demand immediate payment of rent and exercise other remedies, and our mortgage loans provide us the right to terminate any funding obligations, demand immediate repayment of principal and unpaid interest, foreclose on the collateral and exercise other remedies. However the bankruptcy laws afford certain rights to a party that has filed for bankruptcy or reorganization. A tenant in bankruptcy may be able to limit or delay our ability to collect unpaid rent, interest and principal or exercise other rights and remedies during the bankruptcy proceeding.

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

The receipt of liquidation proceeds or the replacement of a tenant that has defaulted on its lease or loan could be delayed by the approval process of any federal, state or local agency necessary for the replacement of the tenant licensed to manage the facility. In some instances, we may take possession of a property that exposes us to operating risks and expenses and successor liabilities, including unforeseen liabilities that may be imposed in the future by Medicare, Medicaid or other government regulators. These events, if they were to occur, could reduce our revenue and operating cash flow.

In addition, many of our leases contain non-contingent rent escalators for which we recognize income on a straight-line basis over the lease term. This method results in rental income in the early years of a lease being higher than actual cash received, creating a straight-line rent receivable asset included in the caption “Other assets” on our consolidated balance sheets. At some point during the lease, depending on its terms, the cash rent payments eventually exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. We assess the collectability of the straight-line rent that is expected to be collected in a future period, and, depending on circumstances, we provide a reserve against the straight-line rent for a portion, up to its full value, that we estimate may not be recoverable. The balance of straight-line rent receivables at December 31, 2010, net of allowances was $39.3 million. To the extent any of the tenants under these leases become unable to pay the contracted cash rent, we may be required to write down the straight-line rent receivable from those tenants, which would reduce our net income.

Our tenants may be affected by the financial deterioration, insolvency and/or bankruptcy of other significant operators in the healthcare industry.

Certain companies in the healthcare industry, including some key senior housing operators, none of which are currently our tenants, are experiencing or have experienced considerable financial, legal and/or regulatory difficulties which have resulted or may result in financial deterioration and, in some cases, insolvency and/or bankruptcy. The adverse effects on these companies could have a significant impact on the industry as a whole, including but not limited to negative public perception by investors, lenders and consumers. As a result, our tenants could experience the damaging financial effects of a weakened industry driven by negative industry headlines, ultimately making them unable to meet their obligations to us, and our business could be adversely affected.

Certain of our medical office buildings are located on or near the campuses of hospitals whose affiliated health systems may experience financial difficulties and/or fail to remain competitive in their respective markets.

Certain of our medical office buildings are located on or near the campuses of hospitals, and the operations of those medical office buildings are dependent in part on such hospitals and their affiliated health systems in order to attract and retain tenants, including physicians and other healthcare providers. The viability of these hospitals is impacted by factors including, but not limited to, the quality and mix of healthcare services provided, competition, demographic and economic trends in the surrounding community, market position and growth potential, as well as the ability of their affiliated health systems to provide economies of scale and access to capital. If a hospital and/or the affiliated health system experiences financial difficulties, it could result in the inability of the hospital to remain competitive or the closure or relocation of the hospital which could in turn adversely impact the ability of the surrounding medical office buildings to attract and retain tenants, and our business could be adversely affected. Conversely, medical office buildings which are not located on or near the campuses of viable hospitals or who do not have affiliations with sound health systems may be adversely impacted by the lack of such proximity or affiliation, and in turn, our business could be adversely affected.

Adverse trends in the healthcare service industry may negatively affect our tenants.

The healthcare service industry is currently experiencing:

•	regulatory and government reimbursement uncertainty resulting from comprehensive healthcare reform efforts;

•	increased accountability for quality of care, compliance and reporting requirements;

•	changing trends in the method of delivery of healthcare services;

•	increased expense for uninsured patients and uncompensated care;

•	increased competition among healthcare providers;

•	continuing pressure by private and governmental payors to contain costs and reimbursements while increasing patients’ access to healthcare services;

•	lower pricing, admissions growth and operating profit margins in an uncertain economy;

•	investment losses;

•	constrained availability of capital;

•	credit downgrades;

•	increased liability insurance expense; and

•	increased audits, scrutiny and formal investigations by federal and state authorities.

These changes, among others, could adversely affect the economic performance of some or all of our tenants and, in turn, negatively affect our tenant’s ability to meet their obligations to us, which could adversely affect our results of operations and financial condition.

We are exposed to risks related to government regulations and the effect they have on our tenants’ businesses.

Our tenants are subject to a complex system of federal and state regulations relating to the delivery of healthcare services. If a tenant experiences regulatory or legal problems, we could be at risk for amounts owed to us by the tenant under our leases or mortgages. To the extent that any of their facilities receive a significant portion of their revenues from governmental payors, primarily Medicare and Medicaid, those revenues may be subject to statutory and regulatory changes, retroactive rate adjustments, recovery of program overpayments or set-offs, administrative rulings, policy interpretations, payment or other delays by fiscal intermediaries, government funding restrictions (at a program level or with respect to specific facilities) and interruption or delays in payments due to any ongoing governmental investigations and audits at such facilities. In recent years, governmental payors have frozen or reduced payments to healthcare providers due to budgetary pressures. Changes in healthcare reimbursement will likely continue to be of paramount importance to federal and state authorities.

•	Legislative and Regulatory Changes. Our tenants are subject to numerous federal, state and local laws and regulations that are subject to frequent and substantial changes (sometimes applied retroactively) resulting from legislation, adoption of rules and regulations, and administrative and judicial interpretations of existing law. During March 2010, the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Reconciliation Act were signed into federal law. The provisions included in the combination of these two bills provide increased access to health benefits for uninsured or underinsured populations through reform of both the private insurance industry and existing government programs. The combined bills also call for reductions in federal health program expenditures over 10 years through various reductions. Additionally, many states have enacted or are considering enacting measures to reduce Medicaid expenditures, reduce coverage and program eligibility and/or impose additional taxes. The fiscal condition of certain states may be impacted as budget shortfalls could potentially widen due to provisions within the healthcare reform legislation that expand certain Medicaid programs and other related healthcare expenditures. In addition, the full impact associated with increased costs for our tenants to provide healthcare insurance to their employees may cause additional pressure on our tenants’ operating performance. While the expansion of coverage may result in some additional demand for services provided by our tenants, reimbursement may be lower than the cost required to provide such services, which could adversely affect our tenants’ ability to meet their obligations to us. The ultimate timing or effect of these changes cannot be predicted. We cannot make any assessment as to the ultimate timing or effect any future legislative reforms may have on the financial condition of the health care industry. The failure of any of our tenants to comply with these laws, requirements and regulations could adversely affect their ability to meet their obligations to us.

•	Licensing and Certification, Certificate of Need and Other Regulatory Requirements. Our tenant facilities are generally subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited by such authorities to confirm compliance. They may also be subject to accreditation standards imposed by private accreditation bodies. State licensing, as well as Medicare and Medicaid laws, require operators of specialty hospitals, skilled nursing facilities, and assisted living facilities to comply with extensive standards governing operations, including federal conditions of participation and state operating regulations. Failure to obtain state licensure or loss of licensure or failure to obtain Medicare and Medicaid certification or loss thereof would prevent a facility, or in some cases, potentially all of a tenant’s facilities in a state, from operating and could adversely impact our tenants’ operations and financial condition, potentially jeopardizing their ability to meet their obligations to us. Federal and state agencies administering regulatory and licensing laws regularly inspect our facilities and investigate complaints. Our tenants receive notices of potential sanctions, fines and remedies from time to time, and such sanctions and fines have been imposed from time to time on facilities operated by them. If they are unable to cure deficiencies which have been identified or which are identified in the future, such sanctions and fines may be imposed, and if imposed, may adversely affect our tenants’ ability to operate, financial condition and ability to meet their obligations to us.

Our skilled nursing facilities and specialty hospitals generally also may require additional governmental approval, often in the form of a certificate of need that generally varies by state and is subject to change, prior to the addition or construction of new beds, the addition of services or certain capital expenditures.

The PPACA also increased disclosure requirements related to ownership and control of our tenant facilities. Some of these additional disclosure requirements for certain third parties doing business with providers such as our tenants may impact us. The PPACA imposes additional reporting requirements for skilled nursing facilities which will be phased in over the next several years. Further, there is increased liability, including overpayment liability, for providers with the same taxpayer identification number. Some of our facilities may not be able to satisfy current and future regulatory requirements, and for this reason, may be unable to continue operating in the future. In such event, our revenue from those facilities could be reduced or eliminated for an extended period of time.

•	Medicare, Medicaid and Private Payor Reimbursement. Our tenants who operate skilled nursing facilities and specialty hospitals derive a significant portion of their revenue from governmentally-funded reimbursement programs, such as Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a significant loss of funding from them. Moreover, federal and state governments have adopted and continue to consider various reform proposals to control and reduce healthcare costs. Governmental concern regarding healthcare costs and their budgetary impact may result in significant reductions in payment to healthcare facilities, and future reimbursement rates for either governmental or private payors may not be sufficient to cover cost increases in providing services to patients. In many instances, revenues from Medicaid programs are already insufficient to cover the actual costs incurred in providing care to those patients. Many of the states where our tenants operate report budget deficits that put future Medicaid funding at risk and may limit or decrease the number of Medicaid beds available to patients in the near future as well as in the long term. In addition, reimbursement from private payors has, in many cases, effectively been reduced to levels approaching those of government payors. There can be no assurance that adequate reimbursement levels will continue to be available for services provided by any facility operator, whether the facility receives reimbursement from Medicare, Medicaid or private payors. Significant limits on the scope of services reimbursed and on reimbursement rates and fees, or any changes in reimbursement policies that reduce reimbursement to levels that are insufficient to cover our tenants’ cost of operating could adversely impact our tenants’ operations and financial condition, potentially jeopardizing their ability to meet their obligations to us.

•	Fraud and Abuse Laws, Stark Law, False Claims Act and Other Compliance Requirements. There are various extremely complex federal and state laws and regulations governing a wide array of business referrals, relationships and arrangements that prohibit fraud by healthcare providers. These laws include (i) civil and criminal laws that prohibit filing false claims, making false statements to receive payment or certification under Medicare and Medicaid and failing to refund overpayments or improper payments, (ii) certain federal and state anti-remuneration and fee-splitting laws, such as the federal healthcare Anti-Kickback Statute and federal physician self-referral law (also known as the “Stark law”), which govern various types of financial arrangements among healthcare providers and others who may be in a position to refer or recommend patients to these providers (including, in the case of certain states, laws that extend to arrangements that do not involve items or services reimbursable under Medicare or Medicaid but apply to all payors), (iii) the Civil Monetary Penalties law, which may be imposed by the U.S. Department of Health and Human Services (“HHS”) for certain fraudulent acts, (iv) federal and state patient privacy and security laws and regulations, such as the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 as amended (“HIPAA”) and (v) certain state laws that prohibit the corporate practice of medicine. Increased reporting and compliance requirements are imposed on specialty hospitals, skilled nursing facilities and other providers. Governments are devoting increasing attention and resources to anti-fraud initiatives against healthcare providers. In addition, certain laws, such as the Federal False Claims Act, allow for individuals to bring qui tam (or whistleblower) actions on behalf of the government. Further, federal and state agencies have focused and may continue to focus on the activities of hospitals and skilled nursing facilities in certain states in which we have properties. The violation of any of these regulations by a tenant may result in the imposition of criminal or civil fines or other penalties (including exclusion from the Medicare and Medicaid programs) that could jeopardize that tenant’s ability to meet their obligations to us or to continue operating its facility. Finally, government investigation and enforcement of healthcare laws has increased dramatically over the past several years and is expected to continue. Some of these enforcement actions represent novel legal theories and expansions in the application of false claims laws. The costs for an operator of a facility associated with defending such an enforcement action and undertaking a settlement agreement can be substantial and could adversely affect the ability of a tenant to meet its obligations to us.

•	Specialty Hospitals. Our specialty hospital tenants are also subject to extensive state and federal regulation, changes in reimbursement and quality reporting as outlined above. They have been the subject of policy and reimbursement changes under the PPACA, impacting the calculation of inpatient and outpatient prospective payment under Medicare and outlier payments. Further, inpatient rehabilitation facilities are also subject to new coverage criteria impacting hospitals’ ability to be paid for services.

•	Assisted Living Facilities, Independent Living Facilities and Continuing Care Retirement Communities. Our assisted living and independent living facility tenants are primarily regulated by the states under state licensing laws. In issuing and renewing assisted and independent living facility licenses to our tenants, the state regulatory authorities consider numerous factors relating to the facility’s physical plant and operations, such as admissions and discharge standards, staffing and training of personnel, patient rights, medication management, and disaster planning. In some states, certificate of need laws may apply to assisted living facilities. The majority of revenues received by the tenant operators of assisted living and independent living facilities are from private payor sources. The remaining revenue source for assisted living is primarily Medicaid under certain waiver programs which enable certain states to offer Medicaid reimbursement to assisted living facilities as an alternative to institutional long-term care services such as the Omnibus Budget Reconciliation Act of 1981 (“OBRA”). There can be no guarantee that state Medicaid programs operating pursuant to a waiver will be able to maintain their waiver status. Further, the level of Medicaid reimbursement varies from state to state. Thus, the revenues generated by operators of our assisted living facilities may be adversely affected by payor mix, acuity level and changes in Medicaid eligibility and reimbursement levels. Changes in revenues could in turn adversely affect a tenant’s operations and ability to meet its obligations to us. States are increasingly feeling the economic pressures of diminished Medicaid dollars and federal matching funds for Medicaid. As a result, this may negatively impact our tenant operators and affect their ability to meet their obligations to us. In addition, to the extent our assisted living facilities participate in Medicaid, they may be subject to the reimbursement, fraud and abuse and other regulatory risks noted above for skilled nursing facilities.

•	Successor Liability. Some of our tenants have accepted, and prospective tenants may accept, an assignment of the previous operator’s Medicare provider agreement. Such tenants and other new tenants that take assignment of Medicare provider agreements might be subject to federal or state regulatory, civil and criminal investigations of the previous operator’s operations and claims submissions. While our tenants generally conduct due diligence in connection with the transfer of operations of such facilities, these types of issues may not be discovered prior to purchase. Adverse decisions, fines or recoupments might negatively impact our tenants’ financial condition, and in turn their ability to meet their obligations to us.

If a tenant loses its licensure or certification, becomes unable to provide healthcare services, cannot meet its financial obligations to us or otherwise vacates a facility, we would have to obtain another tenant for the affected facility.

If we lose a tenant and are unable to attract another healthcare provider on a timely basis and on acceptable terms, our cash flows and results of operations could suffer. In addition, many of our properties are special purpose healthcare facilities that may not be easily adaptable to other uses. In addition, transfers of healthcare facilities (including skilled nursing facilities, specialty hospitals and assisted living facilities) to successor operators frequently are subject to regulatory approvals, including change of ownership approvals under certificate of need laws, state licensure laws and Medicare and Medicaid provider certification and conditions of participation, that are not required for transfers of other types of real estate. The replacement of a tenant could be delayed by the approval process of any federal, state or local agency necessary for the transfer of the operations of a facility or the replacement of the operator licensed to manage the facility. The inability to timely transfer properties to successor tenant operators or find efficient alternative uses for any of our properties could materially and adversely affect our results of operations and financial condition.

One of the operators of our facilities accounts for more than 10% of our revenues, and another operator accounts for approximately 9% of our revenues. If these operators experience financial difficulties, or otherwise fail to make payments to us, our revenues may significantly decline.

At December 31, 2010, Brookdale Senior Living, Inc. (“Brookdale”) and Hearthstone Senior Services, L.P. (“Hearthstone”) accounted for 12.2% and 9.2%, respectively, of our revenues. We cannot assure you that Brookdale or Hearthstone will have sufficient assets, income or access to financing to enable it to satisfy its obligations to us. Any failure by Brookdale or Hearthstone to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to attract and retain patients and residents in its properties, which would affect its ability to continue to meet its obligations to us. The failure or inability of Brookdale or Hearthstone to pay its obligations to us could materially reduce our revenues and net income, which could in turn reduce the amount of dividends we pay and cause our stock price to decline. In addition, we may incur expenses in exercising our remedies upon any default by Brookdale or Hearthstone.

In February 2011, Hearthstone notified us that it would be unable to pay the rent then due under its leases with us, and asked us to amend certain terms of the leases to make rents achievable. In order to substantially increase the ability of Hearthstone to meet its future obligations, we agreed to certain modifications of the terms of our leases with Hearthstone that include, among other things, a reduction in the aggregate rent payable by $7.4 million for the lease year ending February 2012, and by $6.4 million for subsequent lease years. After giving effect to these reductions, the aggregate rent payable by Hearthstone is $31.7 million for the first lease year, $33.7 million for the second lease year and increases by 3% each year thereafter. In connection with the lease modifications, we also obtained the right to terminate any and all of our leases with Hearthstone at any time without cause. We believe that the agreed upon rent reductions will be sufficient to enable Hearthstone to satisfy its future payment obligations to us, but there can be no assurance in this regard. We hold a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us. However, it is possible that the letter of credit may not be sufficient to compensate us for any future losses or expenses that may arise if Hearthstone defaults under its leases with us. If we exercise the right to terminate any of the leases without cause, upon the transition of the facilities to a licensed replacement operator we must release to Hearthstone a portion of the $6 million letter of credit in an amount equal to $3 million, increasing by an additional $1 million every six months.

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

Our tenants have experienced substantial increases in both the number and size of patient care liability claims in recent years. As a result, the costs of monitoring and reporting quality of care compliance incurred by our tenants have increased materially. In addition, the cost of general and professional liability insurance has increased and may continue to increase so long as the present litigation environment continues. This has affected the ability of some of our tenants to obtain and maintain adequate liability and other insurance and, thus, manage their related risk exposure. In addition to being unable to fulfill their insurance, indemnification and other obligations to us under their leases and mortgages, and thereby potentially exposing us to those risks, this could cause our tenants to be unable to meet their financial and other obligations to us, potentially decreasing our revenues and increasing our collection and litigation costs.

In addition, we have in the past and may in the future in some circumstances be named as a defendant in litigation involving the actions of our tenants. Although we have no involvement in the activities of our tenants and our standard leases generally require our tenants to indemnify and carry insurance to cover us, in certain cases, a significant judgment against us in such litigation could exceed our and our tenants’ insurance coverage, which would require us to make payments to cover the judgment. We have purchased our own insurance as additional protection against such issues, but we may experience uninsured or underinsured losses.

Increased competition resulting in lower revenues for some operators may affect their ability to meet their payment obligations to us.

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

We may make investments in mezzanine loans, which are subject to a greater risk of loss than loans secured by the underlying real estate.

We may make investments in mezzanine loans which generally take the form of subordinated loans secured by a pledge of ownership interests in the entity owning the related property. These types of investments involve a higher degree of risk than senior mortgage loans secured by income-producing real property because the investment may have a lesser likelihood of being repaid in full in the event of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to fully repay any mezzanine loans. If a borrower defaults on mezzanine loans or debt senior to our loans, or in the event of a borrower bankruptcy, the mezzanine loans would be satisfied only after the senior debt is paid and, any repayment would be in accordance with bankruptcy rules. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If mezzanine loans are not repaid, or are only partially repaid, our business, results of operations and financial condition may be adversely affected.

We may make investments in senior housing operations, which would cause the related portion of our results of operations to be dependent on third party managers.

We may make investments in senior housing operations utilizing the REIT Improvement Diversification and Empowerment Act (“RIDEA”) and taxable REIT subsidiary (“TRS”) structure. Such investments would restrict us from directly or indirectly engaging in senior housing operations, and instead, we would be required to retain eligible independent contractors to operate the related facilities under management agreements. Accordingly, we would be dependent upon the independent contractors to implement strategic business decisions and control the daily facility operations. Our business, results of operations and financial condition may be adversely affected if the independent contractors fail to successfully operate the facilities efficiently, effectively and in a manner that is in our best interest.

We may make investments in facilities that require entrance fees, which would expose us to additional risks.

We may make investments in facilities that require the payment of entrance fees by residents, a portion of which may be refundable by the operator, which would be our tenant. The timing of the receipt of and/or refund of entrance fees could cause a financial burden on our tenants. Additionally, some of these facilities may be subject to oversight of such funds by state regulators, affording residents various rights which could be unfavorable for our tenants. These factors could aversely impact our tenants’ financial condition and their ability to meet their obligations to us.

General economic conditions and other events or occurrences that affect areas in which our investments are geographically concentrated may impact our financial results.

At December 31, 2010, 47.9% of our triple-net lease rent was derived from facilities located in the following states: Texas (19.9%), California (10.7%), Massachusetts (6.2%), Wisconsin (6.1%) and Florida (5.0%). As a result of this geographic concentration, we are subject to increased exposure to adverse conditions affecting these markets, including general economic conditions, increased competition or decreased demand, changes in state-specific legislation, including proposed Medicaid cuts, a downturn in the local healthcare industry, real estate conditions, terrorist attacks, earthquakes and wildfires and other natural disasters occurring in these regions, which could adversely affect our business.

Our ownership of properties through ground leases exposes us to certain restrictions and the potential loss of such properties upon the exercise by the lessor of purchase options contained in certain ground leases, breach or termination of the ground leases.

We have acquired an interest in certain of our facilities by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional facilities in the future through the purchase of interests in ground leases. As the lessee under a ground lease, we are subject to restrictions imposed by the lease terms, including potential limitations on the replacement of tenants, which could result in a decrease or cessation of rental payments to us. Additionally, we are exposed to the possibility of losing the facility upon the exercise by the lessor of purchase options contained in the ground lease, termination of the ground lease or an earlier breach of the ground lease by us.

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

Certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indices. The generally fixed rate nature of our revenue and the variable rate nature of certain of our interest obligations create interest rate risk. If interest rates increase, it could have a negative effect on our profitability, and our lease and other revenue may become insufficient to meet our obligations.

We have now, and may have in the future, exposure related to our leases and loans secured by letters of credit, some of which are issued by banks that may be affected by the severely distressed housing and credit markets or other factors.

As of December 31, 2010, leases covering 417 triple-net leased facilities were secured by irrevocable letters of credit totaling $78.8 million. In the event that any of the tenants or borrowers related to these facilities become unable to meet their obligations, we are entitled to draw down on the letters of credit an amount equal to the earned and unpaid obligations. Our access to funds under the letters of credit is dependent on the ability of the issuing banks to meet their funding commitments. These banks might have incurred losses or might have reduced capital reserves as a result of their prior lending to other borrowers, their holdings of certain mortgage or other securities or losses they have sustained in connection with any other financial relationships, each of which may be affected by the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our letters of credit. If an issuing bank has financial difficulties, we may be unable to draw down on a letter of credit, which could delay or reduce our ability to collect unpaid obligations and reduce our revenue and operating cash flow.

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

From time to time, we will have cash available from (i) the proceeds of sales of our securities, (ii) principal payments on our loans receivable and (iii) the sale of properties, including non-elective dispositions, under the terms of master leases or similar financial support arrangements. In order to maintain our current financial results, we must re-invest these proceeds on a timely basis. We compete for real estate investments with a broad variety of potential investors. This competition for attractive investments may negatively affect our ability to make timely investments on terms acceptable to us. Delays in completing investment transactions may negatively impact revenues and our ability to make distributions to stockholders.

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

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there are continued concerns about the uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of high unemployment and energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a weak real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $525.0 million available under our $700.0 million revolving unsecured senior credit facility at December 31, 2010, and we have no current reason to believe that we will be unable to access the facility in the future. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. In addition, the banks that are parties to the credit facility might have incurred losses or might have reduced capital reserves as a result of their prior lending to other borrowers, their holdings of certain mortgage or other securities or losses they have sustained in connection with any other financial relationships, each of which may be affected by the general weakening of the U.S. economy and the increased financial instability of many borrowers. As a result, these banks might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these banks might not be able to meet their funding commitments under our credit facility. If we were unable to access our credit facility it could result in an adverse effect on our liquidity and financial condition.

As of December 31, 2010, we had $514.0 million of debt that matures in 2011 and $111.3 million of debt that matures in 2012. Additionally, $75.4 million of our senior notes can be put to us prior to the stated maturity date. There are no such senior notes that we may be required to repay in 2011, however, there is $52.4 million of such senior notes that we may be required to repay in 2012. If the adverse market conditions the U.S. recently experienced return, they may limit our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations.

Our plans for growth require regular access to the capital and credit markets. If capital is not available at an acceptable cost, it will significantly impair our ability to make future investments as acquisitions and development projects become difficult or impractical to pursue. Our potential capital sources include:

•	Equity Financing. As with other publicly-traded companies, the availability of equity capital will depend, in part, on the market price of our common stock which, in turn, will depend upon various market conditions that may change from time to time. Among the market conditions and other factors that may affect the market price of our common stock are:

•	the extent of investor interest;

•	the reputation of REITs in general and the healthcare sector in particular and the attractiveness of REIT equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance and that of our tenants;

•	the contents of analyst reports about us and the REIT industry;

•	general stock and bond market conditions, including changes in interest rates on fixed income securities, which may lead prospective purchasers of our common stock to demand a higher annual yield from future distributions;

•	our failure to maintain or increase our dividend, which is dependent, to a large part, on growth of funds from operations which in turn depends upon increased revenues from existing investments, future investments and revenue increases; and

•	other factors such as governmental regulatory action and changes in REIT tax laws.

The market value of the equity securities of a REIT is generally based upon the market’s perception of the REIT’s growth potential and its current and potential future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions likely would adversely affect the market price of our common stock.

•	Debt Financing/Leverage. Financing for our maturing commitments and future investments may be provided by borrowings under our credit facility, private or public offerings of debt, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures. We

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

We currently have investment grade credit ratings of BBB from Fitch Ratings, Baa2 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services (upgraded to BBB from BBB- on March 8, 2010) on our senior notes. If any of these rating agencies downgrade our credit rating, or place our rating under watch or review for possible downgrade, this could make it more difficult or expensive for us to obtain additional debt financing, and the trading price of our common stock will likely decline. Factors that may affect our credit rating include, among other things, our financial performance, our success in raising sufficient equity capital, adverse changes in our debt and fixed charge coverage ratios, our capital structure and level of indebtedness and pending or future changes in the regulatory framework applicable to our tenants and our industry. We cannot assure you that these credit agencies will not downgrade our credit rating in the future.

Our level of indebtedness may adversely affect our financial results.

As of December 31, 2010, we had total consolidated indebtedness of $1.5 billion and total assets of $4.1 billion. We expect to incur additional indebtedness in the future. The risks associated with financial leverage include:

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

We are subject to risks associated with derivative instruments.

In the normal course of business, we are exposed to financial market risks, including interest rate risk on our interest-bearing liabilities. We endeavor to limit these risks by following established risk management policies, procedures and strategies, including, on occasion, the use of derivative instruments. These instruments may not be effective in reducing our exposure to changes in interest rates, and in the case of forward-starting interest rate swap agreements, there is a risk that we will not complete the forecasted debt issuance for which the swap is intended to hedge the related expected interest payments. Further, the counterparties to these instruments may fail to honor their obligations under these arrangements. Such events may adversely affect our results of operations or financial condition.

The market price of our common stock has fluctuated and could fluctuate significantly.

Stock markets, in general, and stock prices of participants in the healthcare industry, in particular, have recently experienced significant levels of volatility. Continued market volatility may adversely affect the market price of our common stock. As with other publicly traded securities, the trading price of our common stock depends on several factors, many of which are beyond our control, including: general market and economic conditions; our proposed merger with Ventas; the effects of direct governmental action in financial markets; prevailing interest rates; the market for similar securities issued by other REITs; our credit rating; and our financial condition and results of operations.

A decision by any of our significant stockholders to sell a substantial amount of our common stock could depress our stock price. Based on filings with the SEC and shareholder reporting services, as of December 31, 2010, three of our stockholders owned at least five percent of our common stock and held an aggregate of approximately 21.4% of our common stock. A decision by any of these stockholders to sell a substantial amount of our common stock could depress the trading price of our common stock.

We may issue shares of preferred stock that would give holders of such shares rights that are senior to the rights of holders of our common stock or significant influence over our affairs, and their interests may differ from those of our other stockholders.

Our board of directors has the authority to designate and issue preferred stock that may have dividend, liquidation and other rights that are senior to those of our common stock. Holders of our preferred stock would be entitled to cumulative dividends before any dividends may be declared or set aside on our common stock. Upon our voluntary or involuntary liquidation, dissolution or winding up, before any payment is made to holders of our common stock, holders of our preferred stock would be entitled to receive a liquidation preference, plus any accumulated and unpaid distributions. This would reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. In addition, holders of our preferred stock may have the right to elect directors to our board of directors if preferred dividends are in arrears.

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

Any future growth through acquisitions will be partially dependent upon our ability to identify and complete favorable transactions and will be subject to risks associated with acquisitions, including delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation. To the extent that acquisitions are made in geographic markets in which we have not previously had a presence, we would be exposed to additional risks, including those associated with an inability to accurately evaluate local market conditions, a lack of business relationships in the area and an unfamiliarity with local governmental and other regulations. Additionally, with respect to large or highly sought-after transactions, we may be unable to successfully compete with companies that are larger or have a lower cost of capital than us, or which may be willing to assume more risk than us.

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

Our business is highly competitive and it may become more competitive in the future. We compete with a number of healthcare REITs and other financing sources, some of which are larger than us. If consolidation occurs at the REIT or operator level, it could result in fewer investment opportunities for us and/or reduced profitability on our investments.

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

During July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into federal law. The provisions of the Dodd-Frank Act include new regulations for over-the-counter derivatives and substantially increased regulation and risk of liability for credit rating agencies, all of which could increase our cost of capital. The Dodd-Frank Act also includes provisions concerning corporate governance and executive compensation which, among other things, require additional executive compensation disclosures and enhanced independence requirements for board compensation committees and related advisors, as well as provide explicit authority for the SEC to adopt proxy access and non-binding stockholder “say on pay” voting, all of which could result in additional expenses in order to maintain compliance. The Dodd-Frank Act is wide-ranging, and the provisions are broad with significant discretion given to the many and varied agencies tasked with adopting and implementing the Dodd-Frank Act. The majority of the provisions of the Dodd-Frank Act do not go into effect immediately and may be adopted and implemented over many months or years. As such, we cannot predict the full impact of the Dodd-Frank Act on our financial condition or results of operations.

Our success depends in part on our ability to retain key personnel, and if we are not successful in succession planning for our senior management team our business could be adversely impacted.

We depend on the efforts of our executive officers, particularly our President and Chief Executive Officer, Mr. Douglas M. Pasquale and our Executive Vice Presidents, Mr. Donald D. Bradley and Mr. Abdo H. Khoury. The loss of the services of these persons or the limitation of their availability could have an adverse impact on our operations. Although we have entered into employment or change in control agreements with certain of these executive officers, these agreements may not assure their continued service. In addition, if we are unsuccessful in our succession planning efforts, the continuity of our business and results of operations could be adversely impacted in the event that we are unable to retain one or more of these officers.

Some of our directors are involved in other real estate activities and investments and, therefore, may have potential conflicts of interest with us.

From time to time, certain of our directors may own interests in other real estate related businesses and investments, and this may give rise to potential conflicts of interests. All directors, officers and employees must avoid conflicts of interest as prescribed by our Business Code of Conduct & Ethics (the “Code of Conduct”) and are required, on an annual basis, to certify their compliance with the requirements of the Code of Conduct. The Code of Conduct provides that no director shall participate in any decision by the board of directors or Audit Committee that in any way relates to a matter that gives rise to a conflict of interest, other than to provide the board of directors of Audit Committee with all relevant information relating to the matter. Related party transactions are disclosed in our consolidated financial statements.

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

Cohen & Steers beneficially owned 3.5 million of our shares, or approximately 2.8% of our common stock, as of December 31, 2010.

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

In addition, the laws of our state of incorporation and the following provisions of our charter may delay, defer or prevent a transaction that may be in the best interests of our stockholders:

•	certain business combinations must be approved by 90% of the outstanding shares unless the transaction receives a unanimous vote or consent of our board of directors or is a combination solely with a wholly owned subsidiary; and

•	the classification of our board of directors into three groups, with each group of directors being elected for successive three-year terms, may delay any attempt to replace our board.

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

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2012. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, and state or local income, property and transfer taxes. For example, we have in the past acquired, and may in the future acquire, appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which we receive carry-over tax basis. If we subsequently dispose of those assets and recognize gain during the ten-year period following their acquisition, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our non-healthcare assets through TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. We will be subject to a 100% penalty tax on certain amounts if the economic arrangements among our tenants, our TRS and us are not comparable to similar arrangements among unrelated parties. Any of these taxes would decrease cash available for distribution to our stockholders.

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

Greenwood Healthcare Center

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center in Hartford, Connecticut, that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group (“Lexington Healthcare”). There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the end of 2011, if not later.

Lexington Insurance, the insurance carrier for Lexington Healthcare, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington Insurance in amounts up to $10.0 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, filed cross-motions for summary judgment. Those motions have been decided, resulting in an outcome that is largely favorable for us. The court’s ruling indicates $10.0 million in aggregate coverage is available from Lexington Insurance for both the various plaintiffs’ claims and our claims under the Professional Liability part of the Lexington Insurance policy. The court then found that there were 13 separate medical incidents for each of the 13 plaintiffs’ claims. However, the court limited the coverage to $500,000 per claim with a $250,000 self insured retention per claim, which retention will not be paid due to the bankruptcy of Lexington Healthcare. Further, the court has ruled that both the various plaintiffs’ claims and our claims are subject to the same policy limits. The court declined to find coverage for our claims under the comprehensive general liability portions of the Lexington Insurance policy. Lexington Insurance is pursuing an appeal of the rulings. We are currently defending the appeal by Lexington Insurance. We do not expect the appeal to be resolved before the end of 2011, if not later.

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

Shareholder Litigation

On February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc. et al., was filed purportedly on behalf of our stockholders in the Superior Court of the State of California, Orange County Superior Court. It names us and members of our Board of Directors as defendants. The complaint alleges, among other things, that our directors breached their fiduciary duties by approving a proposed merger transaction between us and Ventas, Inc. because the proposed transaction would not maximize shareholder value and would allegedly provide the directors personal benefits not shared by our shareholders. Along with other relief, the complaint seeks an injunction against the closing of the proposed merger. We intend to defend against this suit vigorously.

Item 4.	Removed and Reserved.

None.

PART II

Item 5.	Market for the Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange. It has been our policy to declare quarterly dividends to holders of our common stock in order to comply with applicable sections of the Internal Revenue Code governing real estate investment trusts. Set forth below are the high and low sales prices of our common stock from January 1, 2009 to December 31, 2010, as reported by the New York Stock Exchange and the cash dividends per share paid with respect to such periods. Future dividends will be declared and paid at the discretion of our board of directors and will depend upon cash generated by operating activities, our financial condition, relevant financing instruments, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of directors deems relevant. However, we currently expect to pay cash dividends in the future, comparable in amount to dividends recently paid.

		High	Low	Dividend

2010
	First quarter	$36.82	$31.43	$0.44
	Second quarter	$37.33	$30.91	$0.45
	Third quarter	$39.94	$34.34	$0.46
	Fourth quarter	$41.48	$33.55	$0.47
2009
	First quarter	$28.81	$18.16	$0.44
	Second quarter	$28.38	$21.46	$0.44
	Third quarter	$33.79	$24.23	$0.44
	Fourth quarter	$35.92	$29.73	$0.44

On February 8, 2011, our board of directors declared a quarterly cash dividend of $0.48 per share of common stock. This dividend will be paid on March 4, 2011 to stockholders of record on February 18, 2011.

As of February 24, 2011 there were approximately 1,469 holders of record of our common stock.

We currently maintain two equity compensation plans: the 1989 Stock Option Plan (the “1989 Plan”) and the Amended and Restated 2005 Performance Incentive Plan (the “2005 Plan”). Each of these plans has been approved by our stockholders. The following table sets forth, for our equity compensation plans, the number of shares of common stock subject to outstanding options, warrants and rights (including restricted stock units and performance shares); the weighted-average exercise price of outstanding options, warrants and rights; and the number of shares remaining available for future award grants under the plans as of December 31, 2010:

Equity Compensation Plans

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Weighted-Average	Equity Compensation
	to be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected in
	Warrants and Rights		Warrants and Rights	the First Column)

Equity compensation plans approved by security holders	1,510,593	(1)(2)	$26.94 (3)	4,111,871 (4)
Equity compensation plans not approved by security holders	—		—	—
Total	1,510,593		$26.94	4,111,871

(1)	Of these shares, 143,363 were subject to stock options then outstanding under the 1989 Plan. In addition, this number includes an aggregate of 1,367,230 shares that were subject to restricted stock units, performance shares, stock options and stock appreciation rights awards then outstanding under the 2005 Plan.

(2)	This number does not include an aggregate of 11,620 shares of unvested restricted stock then outstanding under the 2005 Plan.

(3)	This number reflects the weighted-average exercise price of outstanding stock options and has been calculated exclusive of restricted stock units, performance shares and stock appreciation rights outstanding under the 2005 Plan.

(4)	All of these shares were available for grant under the 2005 Plan. The shares available under the 2005 Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the 2005 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance shares.

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

It should be noted that this graph represents historical stock performance and is not necessarily indicative of any future stock price performance.

The following table sets forth information regarding issuer purchases of equity securities from October 1, 2010 to December 31, 2010:

			Total Number	Maximum Number
			of Shares Purchased	of Shares that May
	Total Number	Average	as Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased(1)	per Share	or Programs	or Programs

October 1, 2010 — October 31, 2010	68	$40.53	—	—
November 1, 2010 — November 30, 2010	—	—	—	—
December 1, 2010 — December 31, 2010	—	—	—	—

Total	68	$40.53	—	—

(1)	Represents shares withheld by us to satisfy tax withholding due in connection with the vesting of restricted stock awards.

Item 6.	Selected Financial Data.

The following table presents our selected financial data. Certain of this financial data has been derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with those financial statements and accompanying notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Operating Data:
Revenues	$439,251	$383,853	$360,869	$296,461	$214,928
Income from continuing operations	137,224	121,800	102,423	126,044	47,004
Discontinued operations	4,899	27,258	165,584	98,202	138,152
Net income	142,123	149,058	268,007	224,246	185,156
Preferred stock dividends	—	(5,350)	(7,637)	(13,434)	(15,163)
Net income attributable to NHP common stockholders	143,766	143,040	260,501	211,024	170,414
Dividends paid on common stock	223,452	187,799	171,496	150,819	120,406
Per Share Data:
Diluted income from continuing operations attributable to NHP common stockholders	$1.11	$1.06	$0.95	$1.23	$0.41
Diluted net income attributable to NHP common stockholders	1.15	1.31	2.63	2.31	2.19
Dividends paid on common stock	1.82	1.76	1.76	1.64	1.54
Balance Sheet Data:
Investments in real estate, net	$3,698,274	$3,031,383	$3,124,299	$2,961,442	$2,583,515
Total assets	4,092,624	3,647,075	3,458,125	3,144,353	2,704,814
Borrowings under unsecured senior credit facility	175,000	—	—	41,000	139,000
Senior notes	991,633	991,633	1,056,233	1,166,500	887,500
Notes and bonds payable	362,624	431,456	435,199	340,150	355,411
NHP stockholders’ equity	2,299,827	2,033,099	1,760,667	1,482,693	1,243,809
Other Data:
Net cash provided by operating activities	$295,741	$247,145	$243,838	$220,886	$171,932
Net cash used in investing activities	$(708,454)	$(1,900)	$(111,088)	$(375,364)	$(654,819)
Net cash provided by (used in) financing activities	$90,026	$54,783	$(69,907)	$159,190	$487,577
Diluted weighted average shares outstanding	124,339	108,547	98,763	90,987	77,566
Reconciliation of Funds from Operations(1):
Net income	$142,123	$149,058	$268,007	$224,246	$185,156
Net loss (income) attributable to noncontrolling interests	1,643	(668)	131	212	421
Preferred stock dividends	—	(5,350)	(7,637)	(13,434)	(15,163)
Real estate related depreciation	135,245	123,666	118,603	100,340	77,714
Depreciation in income from unconsolidated joint ventures	4,793	5,209	4,768	1,703	—
Gain on sale of facilities, net	(16,948)	(23,908)	(154,995)	(118,114)	(96,791)

Funds from operations available to common stockholders	$266,856	$248,007	$228,877	$194,953	$151,337

(1)	We believe that funds from operations is an important non-GAAP supplemental measure of operating performance because it excludes the effect of depreciation and gains (losses) from sales of facilities (both of which are based on historical costs which may be of limited relevance in evaluating current performance).

Additionally, funds from operations is used by us and widely used by industry analysts as a measure of operating performance for equity REITs. We therefore disclose funds from operations, although it is a measurement that is not defined by accounting principles generally accepted in the United States. We calculate funds from operations in accordance with the definition used by NAREIT. Funds from operations does not represent cash generated from operating activities as defined by accounting principles generally accepted in the United States (funds from operations does not include changes in operating assets and liabilities) and, therefore, should not be considered as an alternative to net income as the primary indicator of operating performance or to cash flow as a measure of liquidity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

To facilitate your review and understanding of this section of our report and the financial statements that follow, we are providing an overview of what management believes are the most important considerations for understanding our company and its business — the key factors that drive our business and the principal associated risks.

Who We Are

We are an investment grade rated (since 1994), publicly traded equity REIT that invests in senior housing, long-term care facilities and medical office buildings throughout the United States. We strive to maximize total stockholder return by expanding our portfolio of quality healthcare assets through a conservative, long-term approach to real estate investments. The healthcare sector has proven to be relatively recession resistant and presents unique growth potential as evidenced by favorable aging demographic trends and increasing market penetration of a rapidly growing senior population. Led by the aging “baby boomer” generation, the growth potential within the healthcare real estate sector will be driven by the increased use of healthcare services and, in each case, the recognized need for additional and improved healthcare facilities and services. Our management team has extensive operating backgrounds in senior housing and long-term care that we believe provides us with a competitive advantage in these sectors. In 2008, we established a full service medical office building platform comprised of a Class A portfolio of facilities backed by well regarded property management services and development capabilities.

What We Invest In

We hold passive investment interests in the following types of geographically diversified healthcare properties:

•	Senior Housing/Assisted and Independent Living Facilities (ALFs, ILFs and ALZs). This primarily private pay-backed sector breaks down into three principal categories, each of which may be operated on a stand alone basis or combined with one or more of the others into a single facility or campus:

•	Assisted Living Facilities (ALFs) are designed for frail seniors who can no longer live independently and instead need assistance with activities of daily living (such as feeding, dressing and bathing) but do not require round-the-clock skilled nursing care.

•	Independent Living Facilities (ILFs) are designed for seniors who pay for some concierge-type services (e.g., meals, housekeeping, laundry, transportation, and social and recreational activities) but require little, if any, assistance with activities of daily living.

•	Alzheimer Facilities (ALZs) are designed for those residents with significant cognitive impairment as a result of having Alzheimer’s or related dementia.

•	Long-Term Care/Skilled Nursing Facilities (SNFs). These facilities tend to be grouped into two categories: (1) those focused on providing room, board and longer-term care primarily funded by Medicaid; and (2) those focused on sub-acute care services for medically complex patients, including rehabilitative, restorative, wound care and other medical treatment, that are primarily funded by Medicare, managed care and private resources (“Sub-Acute SNFs”). We primarily invest in Sub-Acute SNFs.

•	Continuing Care Retirement Communities (CCRCs). These communities are designed to provide a continuum of care for residents as they age and their health deteriorates and typically combine on a defined campus integrated senior housing and long-term care facilities.

•	Medical Office Buildings (MOBs). MOBs usually house several different unrelated medical practices, although they can be associated with a large single-specialty or multi-specialty group. MOB tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. Since an MOB generally has several tenants under separate leases, they require day-to-day property management services that typically include rent collection from disparate tenants, re-marketing space as it becomes vacant and, for non-triple-net leases, responsibility for many of the MOB’s associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). MOBs are generally classified as being either “on campus” or “off campus.”

•	On Campus MOBs are typically located on or immediately adjacent to an acute care hospital campus and are generally subject to a hospital ground lease. Its tenants are primarily doctors whose patients have been or will be treated at the hospital. The relationship with a vibrant hospital tends to create stronger tenant demand, generate higher rental rates, provide higher tenant retention and discourage competitive new supply as compared to most “off campus” MOBs that are unaffiliated with a healthcare system.

•	Off Campus MOBs have become more and more prevalent as healthcare has increasingly shifted from the inpatient model to the typically less expensive outpatient model. Instead of typically being subject to a hospital ground lease with operating and use restrictions limiting the owner’s control over the facility, including as a practical matter the ability to aggressively raise rents, owners of off campus MOBs typically have full ownership of the facility and control over all leasing and operating decisions. Further, those affiliated with a healthcare system may also enjoy many of the same advantages as an on campus facility.

How We Do It

Using a three-prong foundation that focuses on proactive capital management, active portfolio management and quality funds from operations (“FFO”) growth, we typically invest in senior housing facilities, long-term care facilities and medical office buildings as provided below.

•	Senior Housing and Long-Term Care Facilities (including CCRCs). We primarily make our investments in these properties passively by acquiring an ownership interest in facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (insurance, property taxes, utilities, maintenance, capital improvements, etc.) to the tenants. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to tenants, generally at higher rates than we charge for rent on our owned facilities to compensate us for the additional risk. In 2010, we expanded our capabilities by executing on our strategic initiative to develop senior housing and long-term care facilities. Targeting select markets throughout the United States, we established key relationships with experienced operator/developers. Over time, we anticipate that our combined development activities would represent approximately 10% our total assets. Development, while a greater risk due to the multi-year lease up of the asset, provides a unique opportunity to generate a robust acquisition pipeline, generally at higher rates than we charge for rent on our owned facilities to compensate us for the additional risk.

•	Medical Office Buildings (MOBs). We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants), and to single tenants under “triple-net” “master” leases like those referred to above. Until 2008, we primarily made our multi-tenant MOB investments in MOBs through joint ventures with specialists in this sector that would manage the venture and provide property management services. Since 2008, we have expanded our capabilities by executing on our strategic initiative to establish a full service MOB platform through a multi-faceted transaction with Pacific Medical Buildings LLC. We acquired from Pacific Medical Buildings LLC and certain of its affiliates interests in 12 Class A MOBs for approximately $250 million in 2008 and five Class A MOBs and the remaining interests in two of the 12 Class A MOBs acquired in 2008 for approximately $300 million in 2010. These MOBs comprise approximately 1.5 million square feet and are located in California (13), Nevada (2), Arizona (1) and Oregon (1). We also acquired from Pacific Medical Buildings LLC a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. PMBRES provides property and asset management services for 34 MOBs (2,546,000 square feet), 32 of which we own or in which we have an ownership interest. Additionally, we entered into an agreement pursuant to which we currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of MOBs to be developed by PMB LLC through April 2019. In 2010, we commenced the inaugural development under this program and also expanded our medical office footprint to other regions of the United States, cultivating relationships with other well established medical office developers.

How We Measure Our Progress — Funds from Operations and Total Stockholder Return

We believe that funds from operations (“FFO”) is an important non-GAAP supplemental measure of operating performance because it excludes depreciation and amortization and gains (losses) from sales of facilities which are based on historical costs which may be of limited relevance in evaluating current performance. Additionally, FFO is used by us and widely used by industry analysts as a measure of operating performance for equity REITs. We therefore discuss FFO, although it is a measurement that is not defined by accounting principles generally accepted in the United States (“GAAP”). We calculate FFO in accordance with the definition used by NAREIT. Adjusted FFO is defined as FFO excluding impairments of assets, acquisition costs and gains and losses other than those from the sale of real estate. FFO and adjusted FFO should not be considered as alternatives to net income (a GAAP measure) as primary indicators of our financial performance or as alternatives to cash flow from operating activities (a GAAP measure) as primary indicators of our liquidity, nor are FFO and adjusted FFO necessarily indicative of sufficient cash flow to satisfy all of our liquidity requirements.

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

What We Have Accomplished Over the Last Three Years

We have enjoyed numerous successes since the end of 2007, perhaps the most notable of which are as follows:

•	Investments. We invested, directly and through our consolidated and unconsolidated joint ventures, $1.6 billion in the last three years, growing our gross investments in real estate, net of dispositions, 30% from $3.4 billion at the end of 2007 to $4.4 billion at the end of 2010. During this period, we strategically diversified our asset base through investments in an MOB platform and facilities representing 26% of our investments at the end of 2010. Coupled with our capital and portfolio management initiatives, over the past three years this growing asset base enabled us to accomplish the following:

•	Quality Adjusted FFO Growth — We increased our adjusted diluted FFO per share over 10% from $2.08 per share in 2007 to $2.30 per share in 2010.

•	Growing Dividend — We increased our cash dividend 11% from $1.64 per share in 2007 to $1.82 per share in 2010.

•	Total Stockholder Return — According to Thomson Reuters, we provided 38% total stockholder return over the past three years compared to a 33% total stockholder return provided by the companies within the healthcare sector of the NAREIT Index, a 7% total stockholder return provided by the companies comprising the NAREIT Index and a -5% total stockholder return provided by the companies comprising the S&P 500 Index.

•	Capital — More Flexible and Diverse Structure and Conservative Balance Sheet. Our overall capital goal has been to balance the debt and equity components of our capital structure, increase our sources of capital, enhance our credit statistics, preserve and strengthen our investment grade credit ratings (Fitch Ratings: BBB, Moody’s Investors Service: Baa2 and Standard & Poor’s Ratings Service: BBB) and continue to protect our dividend. In addition, in response to the crises in the capital and credit markets, in 2009, we improved our liquidity. We believe we have accomplished all of these goals, with the following items being particularly noteworthy over the past three years:

•	Conservative Leverage — We reduced our debt to equity ratio (on an undepreciated book basis) from 46.1% at the end of 2007 to 34.3% at the end of 2010.

•	Enhanced Credit Statistics — We increased our total adjusted fixed charge coverage from 2.74x at the end of 2007 to 3.95x at the end of 2010.

•	Enhanced Credit Ratings — In 2010, Standard & Poors upgraded us to BBB, making NHP the only healthcare REIT rated BBB equivalent by all three credit rating agencies.

•	Multiple Capital Sources — We added the following to our existing $700 million credit facility and traditional marketed debt and equity capital sources:

•	At-the-Market Equity Offering — We periodically issue equity with a targeted price greater than the volume weighted average price, subject to fees of less than 2%. Over the past three years, we have issued approximately 24 million shares of common stock under this program, resulting in net proceeds of approximately $779 million.

•	Institutional Joint Venture Capital — We formed a joint venture in January 2007 with a state pension fund investor to provide an additional capital source. The joint venture has invested $574 million in assisted and independent living facilities, skilled nursing facilities and continuing care retirement communities, including $227 million in facilities acquired by the joint venture from us.

•	Asset Management Capital — In 2008, we sold to Emeritus Corporation senior housing assets previously leased to them for $305 million (a 6.1% capitalization rate on our rent, resulting in a gain on sale of $135.0 million) and retained the net proceeds to bolster our liquidity.

•	Dividend Secure and Growing — We maintained our dividend payout ratio (dividends per share divided by adjusted diluted FFO per share) at about 80%, while our dividend increased 11%.

•	Maximized Liquidity — Retained $60 million in cash and $525 million availability on our $700 million credit line at the end of 2010.

•	Portfolio Management — Implemented Sophisticated Program. We continue to dramatically upgrade our portfolio management program by enhancing the proprietary software system we developed, adding five dedicated portfolio management personnel and proactively anticipating and responding to potential problem areas. We believe we now have one of the most sophisticated portfolio management programs in our industry.

Focus and Outlook for 2011

Our financial strength allows flexibility to create and exploit growth opportunities related to our core acquisition business (assisted living, skilled nursing, medical office) as well as new development projects in healthcare real estate. We believe we have adequate liquidity to address our business commitments over the next two years while also growing our business. Our plans for growth require efficient access to the capital and credit markets. So long as capital continues to be available at an acceptable cost, we expect to be able to make further investments through quality acquisitions and development projects.

We intend to be more proactive in allocating capital in a focused effort to provide mortgage and other loans and otherwise making debt investments to new and existing customers of NHP. This strategic initiative will expand NHP’s product offerings, particularly in the senior housing sector where there has been a substantial reduction in lending. In addition, we expect this initiative will augment senior housing, skilled nursing and medical office investments, enhance existing relationships as well as develop new customers. Given the risk profile of this initiative, we would expect our investment to represent no more than 15% of our total assets.

We will continue to look for opportunities to invest in senior housing operations, utilizing the REIT Improvement Diversification and Empowerment Act (“RIDEA”) and taxable REIT subsidiary structure. We may, in certain circumstances, decide to forego the traditional triple-net structure and leverage the benefits afforded by RIDEA which allow for greater growth potential than our typical fixed rent escalators. Over time, we expect to see increasing use of RIDEA among healthcare REITs, particularly as the number of eligible independent contractors increases. RIDEA transactions, by their nature, will demand greater reward for increased risk. Given the risk profile of this type of investment vehicle, we would expect that the net operating income generated from this type of investment would not exceed 25% of our total net operating income.

Our growth plans could be diminished, our financial position weakened and our ability to make distributions limited if we revert to an environment dominated by deteriorating general economic conditions or other factors leading to any of our major senior housing or other tenants being unable to meet their obligations to us. We have no operational control over our tenants, and our tenants face a wide range of economic, competitive, government reimbursement and regulatory pressures and constraints. There may end up being more serious tenant financial problems that lead to more extensive restructurings or tenant disruptions than we currently expect. This could be unique to a particular tenant or it could be industry related, such as reduced occupancies for our assisted and independent living facilities due to distressed housing and credit markets, sustained high unemployment or reduced federal or state governmental reimbursement levels in the case of our skilled nursing facilities with many states facing severe budget deficits.

Notwithstanding the uncertainty that exists in the economy and capital markets, our focus for 2011 will be to make quality, accretive investments in existing healthcare assets as well as new development projects when opportunities arise. Simultaneously, we intend to plan for a range of possible outcomes that could develop for 2011 through conservative capital management, active portfolio management and relevant enterprise risk management. We will continue to monitor our liquidity, the capital and credit markets and the performance of our tenants, using our unique operating backgrounds to proactively identify and address potential problems that may develop.

In February 2011, our tenant, Hearthstone Senior Services, L.P. (“Hearthstone”), notified us that it would be unable to pay the rent then due under its leases with us, and asked us to amend certain terms of the leases to make rents achievable. In order to substantially increase the ability of Hearthstone to meet its future obligations, we agreed to certain modifications of the terms of our leases with Hearthstone that include, among other things, a reduction in the aggregate rent payable by $7.4 million for the lease year ending February 2012, and by $6.4 million for subsequent lease years. After giving effect to these reductions, the aggregate rent payable by Hearthstone is $31.7 million for the first lease year, $33.7 million for the second lease year and increases by 3% each year thereafter. In connection with the lease modifications, we also obtained the right to terminate any and all of our leases with Hearthstone at any time without cause. We believe that the agreed upon rent reductions will be sufficient to enable Hearthstone to satisfy its future payment obligations to us, but there can be no assurance in this regard. We hold a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us. However, it is possible that the letter of credit may not be sufficient to compensate us for any future losses or expenses that may arise if Hearthstone defaults under its leases with us. Other terms of our modified arrangements with Hearthstone include:

•	We have eliminated supplemental rent obligations, except for supplemental rent accrued prior to February 1, 2011, which totals $6.0 million and becomes payable (i) in full upon an event of default by Hearthstone for which NHP chooses to exercise its remedies, (ii) in full upon a sale of Hearthstone and (iii) in part, if we exercise our right to terminate the leases with Hearthstone without cause.

•	We will be entitled to receive revenue participation rent, payable monthly and calculated as 20% of incremental gross revenue over the base month of February 2011, commencing February 1, 2012 and capped in any one year at $6.4 million (subject to annual increases of 3%).

•	Upon exercise of our right to terminate the leases without cause, Hearthstone must enter into an operations transfer agreement with a successor operator to allow for an efficient transfer of operations to our designee.

•	If we exercise the right to terminate the Hearthstone leases without cause, upon transition of the facilities to a licensed replacement operator we must release to Hearthstone a portion of the $6.0 million letter of credit. The amount released is $3.0 million if the transition occurs prior to September 1, 2011, and increases by $1 million for every six month period thereafter.

•	The Chief Executive Officer of Hearthstone has executed a guaranty in our favor that would obligate him to reimburse us the amount of any (i) distributions in excess of permitted amounts, (ii) compensation paid to him in excess of permitted amounts, and (iii) losses arising from customary “bad boy” acts such as fraud, misappropriation of funds, rents or insurance proceeds.

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

For our mortgage loans, the evaluation emphasizes the operations, operating trends, financial performance and value of the underlying collateral, and for our other loans, the evaluation emphasizes the financial strength of the borrower and any guarantors. Based on this evaluation, our mortgage and other loans are grouped into three classes — good standing, watch list and special monitoring. For loans classified as good standing, the likelihood of loss is remote, and while borrowers may be current on all required payments for loans classified as watch list or special monitoring, there are other factors considered in our evaluation which cause the likelihood of loss to be reasonably possible.

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 became effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which are effective January 1, 2011. The adoption of ASU 2010-06 has not and is not expected to have a material impact on our results of operations or financial position.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, Receivables, to require additional disclosures regarding credit quality and the allowance for credit losses related to financing receivables, including credit quality indicators and past due and modification information. Disclosures must be disaggregated by segment and class. The disclosures as of the end of a reporting period became effective December 31, 2010, and the disclosures about activity that occurs during a reporting period are effective January 1, 2011. The adoption of these requirements did not have an impact on our results of operations or financial position.

Operating Results

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	2010	2009	$ Change	% Change
	(Dollars in thousands)

Revenue:
Triple-net lease rent	$307,567	$287,379	$20,188	7%
Medical office building operating rent	102,287	70,054	32,233	46%

	409,854	357,433	52,421	15%
Interest and other income	29,397	26,420	2,977	11%

	439,251	383,853	55,398	14%

Expenses:
Interest expense	95,761	93,630	2,131	2%
Depreciation and amortization	134,540	121,032	13,508	11%
General and administrative	30,836	27,320	3,516	13%
Acquisition costs	5,118	830	4,288	517%
Medical office building operating expenses	41,325	28,906	12,419	43%

	307,580	271,718	35,862	13%

Operating income	131,671	112,135	19,536	17%
Income from unconsolidated joint ventures	5,478	5,101	377	7%
Gain on debt extinguishment	75	4,564	(4,489)	(98)%

Income from continuing operations	137,224	121,800	15,424	13%

Discontinued operations:
Gain on sale of facilities, net	16,948	23,908	(6,960)	(29)%
Impairments	(15,006)	—	(15,006)	(100)%
Income from discontinued operations	2,957	3,350	(393)	(12)%

	4,899	27,258	(22,359)	(82)%

Net income	142,123	149,058	(6,935)	(5)%
Net loss (income) attributable to noncontrolling interests	1,643	(668)	2,311	346%

Net income attributable to NHP	143,766	148,390	(4,624)	(3)%
Preferred stock dividends	—	(5,350)	5,350	100%

Net income attributable to NHP common stockholders	$143,766	$143,040	$726	1%

Triple-net lease rental income increased primarily due to rental income from 49 facilities (including majority interests in 15 of the facilities) acquired during 2010, increased straight-line rental income and rent increases at existing facilities, offset in part by reserves.

Medical office building operating rent increased primarily due to operating rent from our 2010 acquisition of 22 multi-tenant medical office buildings (including majority interests in five of the multi-tenant medical office buildings) and operating rent growth at existing facilities.

Interest and other income increased primarily due to the funding of four new mortgage loans, additional fundings on an existing mortgage loan and the acquisition of one mortgage loan during 2010 and a net gain recognized upon acquisition of the controlling interest in an unconsolidated joint venture during 2010, offset in part by the retirement of our $47.5 million mortgage loan receivable from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral during 2010 and reserves.

Interest expense increased primarily due to the assumption of $125.3 million of secured debt during 2010 at a higher weighted average rate than the $185.5 million and $2.7 million of secured debt repaid during 2010 and 2009, respectively, and increased deferred financing cost amortization related to costs incurred in connection with the one-year extension of our unsecured senior credit facility and the prepayment of secured debt during 2010, offset in part by the repayment of $64.6 million of senior notes during 2009.

Depreciation and amortization increased primarily due to the acquisition of 71 facilities during 2010, including 22 multi-tenant medical office buildings.

General and administrative expenses increased primarily due to increased employee related costs, state tax expense and other general corporate expenses, offset in part by decreased expenses for third party advisors.

Acquisition costs increased primarily due to the acquisition of 71 facilities during 2010, including 22 multi-tenant medical office buildings. No acquisitions were completed during 2009.

Medical office building operating expenses increased primarily due to operating expenses resulting from our 2010 acquisition of 22 multi-tenant medical office buildings (including majority interests in five of the multi-tenant medical office buildings).

Income from unconsolidated joint ventures increased primarily due to increased income from our unconsolidated joint venture with a state pension fund investor.

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

Discontinued operations income of $4.9 million for 2010 was primarily comprised of gains on sale of $16.9 million and rental income of $5.3 million, offset in part by depreciation and amortization expense of $2.3 million and an impairment charge of $15.0 million related to a medical office building included in assets held for sale at December 31, 2010 based on broker estimates of fair value, comparable sales in the local submarket and an unsolicited cash offer received during 2010. Discontinued operations income of $27.3 million for 2009 was primarily comprised of gains on sale of $23.9 million and rental income of $7.5 million, offset in part by depreciation and amortization of $4.1 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Net loss (income) attributable to noncontrolling interests increased primarily due to losses from certain multi-tenant medical office building consolidated joint ventures entered into during 2010.

Preferred stock dividends decreased due to the redemption of all outstanding shares of our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) in January 2010.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	2009	2008	$ Change	% Change
	(Dollars in thousands)

Revenue:
Triple-net lease rent	$287,379	$275,351	$12,028	4%
Medical office building operating rent	70,054	60,576	9,478	16%

	357,433	335,927	21,506	6%
Interest and other income	26,420	24,942	1,478	6%

	383,853	360,869	22,984	6%

Expenses:
Interest expense	93,630	100,956	(7,326)	(7)%
Depreciation and amortization	121,032	113,422	7,610	7%
General and administrative	27,320	25,981	1,339	5%
Acquisition costs	830	—	830	100%
Medical office building operating expenses	28,906	26,631	2,275	9%

	271,718	266,990	4,728	2%

Operating income	112,135	93,879	18,256	19%
Income from unconsolidated joint ventures	5,101	3,903	1,198	31%
Gain on debt extinguishment	4,564	4,641	(77)	(2)%

Income from continuing operations	121,800	102,423	19,377	19%

Discontinued operations:
Gain on sale of facilities, net	23,908	154,995	(131,087)	(85)%
Income from discontinued operations	3,350	10,589	(7,239)	(68)%

	27,258	165,584	(138,326)	(84)%

Net income	149,058	268,007	(118,949)	(44)%
Net (income) loss attributable to noncontrolling interests	(668)	131	(799)	(610)%

Net income attributable to NHP	148,390	268,138	(119,748)	(45)%

Preferred stock dividends	(5,350)	(7,637)	2,287	30%

Net income attributable to NHP common stockholders	$143,040	$260,501	$(117,461)	(45)%

Triple-net lease rental income increased primarily due to rental income from 42 facilities acquired during 2008 and rent increases at existing facilities, offset in part by reserves and decreased straight-line rental income.

Medical office building operating rent increased primarily due to operating rent from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.

Interest and other income increased primarily due to six loans funded during 2008 and four loans funded during 2009, offset in part by lower short-term investment interest income resulting from lower interest rates and by loan repayments.

Interest expense decreased primarily due to the repayment of $110.3 million of senior notes during 2008 and $64.6 million during 2009 and the repayment of the outstanding balance on our credit facility during 2008 using a portion of the net proceeds from the issuance of common stock and the sale of 23 assisted and independent living facilities to Emeritus, the tenant of the facilities, offset in part by the assumption of $120.8 million of secured debt during 2008 and the addition of $35.8 million and $6.9 million of secured debt in 2008 and 2009, respectively.

Depreciation and amortization increased primarily due to the acquisition of 52 facilities during 2008, including 10 multi-tenant medical office buildings.

General and administrative expenses increased primarily due to increased expenses for employee related costs, offset in part by a decrease in state tax expense.

Acquisition costs represent costs related to acquisition transactions. Prior to January 1, 2009, these costs were capitalized. Acquisition costs were $0.8 million in 2009.

Medical office building operating expenses increased primarily due to operating expenses from 10 multi-tenant medical office buildings acquired during 2008, including nine medical office buildings acquired through consolidated joint ventures.

Income from unconsolidated joint ventures increased primarily due to increased income from our unconsolidated joint venture with a state pension fund investor, primarily resulting from a gain on debt extinguishment, and decreased losses from PMB Real Estate Services LLC (“PMBRES”), a full service property management company, in which we acquired a 50% interest in 2008, and income in 2009 as compared to a loss in 2008 from PMB SB 399-401 East Highland LLC (“PMB SB”), an entity that owns two multi-tenant medical office buildings, in which we acquired a 44.95% interest in 2008 and the remaining 55.05% interest in 2010.

Gain on debt extinguishment represents the gains recognized in connection with the prepayment of $30.0 million and $49.7 million of senior notes in 2009 and 2008, respectively.

Discontinued operations income of $27.3 million for 2009 was primarily comprised of gains on sale of $23.9 million and rental income of $7.5 million, offset in part by depreciation and amortization of $4.1 million. Discontinued operations income of $165.6 million for 2008 was primarily comprised of gains on sale of $155.0 million and rental income of $17.4 million, offset in part by depreciation and amortization of $5.7 million and interest expense of $1.1 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.

Net (income) loss attributable to noncontrolling interests decreased primarily due to increased income from certain consolidated partnerships.

Preferred stock dividends decreased due to the conversion of approximately 235,000 and 315,000 shares of Series B Preferred Stock into shares of common stock during 2009 and 2008, respectively.

Funds From Operations and Funds Available for Distribution

	2010	2009	2008
	(In thousands except per share amounts)

Funds From Operations (“FFO”):
Net income	$142,123	$149,058	$268,007
Net loss (income) attributable to noncontrolling interests	1,643	(668)	131
Preferred stock dividends	—	(5,350)	(7,637)
Real estate related depreciation and amortization	135,245	123,666	118,603
Depreciation in income from unconsolidated joint ventures	4,793	5,209	4,768
Gains on sale of facilities, net	(16,948)	(23,908)	(154,995)

FFO available to NHP common stockholders	266,856	248,007	228,877
Series B preferred stock dividends add-back	—	5,350	7,637

Diluted FFO	266,856	253,357	236,514
Acquisition costs	5,118	830	—
Gain on re-measurement of equity interest upon acquisition, net	(620)	—	—
Gain on debt extinguishment, net	(75)	(4,564)	(4,641)
Gain on debt extinguishment, net from unconsolidated joint ventures	—	(332)	—
Impairments	15,006	—	—

Adjusted diluted FFO	$286,285	$249,291	$231,873

Funds Available for Distribution (“FAD”):
Net income	$142,123	$149,058	$268,007
Net loss (income) attributable to noncontrolling interests	1,643	(668)	131
Preferred stock dividends	—	(5,350)	(7,637)
Real estate related depreciation and amortization	135,245	123,666	118,603
Gains on sale of facilities, net	(16,948)	(23,908)	(154,995)
Straight-lined rent	(11,970)	(6,275)	(10,263)
Amortization of intangible assets and liabilties	341	(564)	(559)
Non-cash stock-based compensation expense	6,939	7,007	5,800
Deferred financing cost amortization	3,808	3,101	3,173
Lease commissions and tenant and capital improvements	(4,931)	(4,733)	(3,715)
NHP’s share of FAD reconciling items from unconsolidated joint ventures:
Real estate related depreciation and amortization	4,793	5,209	4,768
Straight-lined rent	16	(26)	(66)
Amortization of intangible assets and liabilties	—	5	—
Deferred financing cost amortization	93	84	84

FAD available to NHP common stockholders	261,152	246,606	223,331
Series B preferred stock dividends add-back	—	5,350	7,637

Diluted FAD	261,152	251,956	230,968
Acquisition costs	5,118	830	—
Gain on re-measurement of equity interest upon acquisition, net	(620)	—	—
Gain on debt extinguishment, net	(75)	(4,564)	(4,641)
Gain on debt extinguishment, net from unconsolidated joint ventures	—	(332)	—
Impairments	15,006	—	—

Adjusted diluted FAD	$280,581	$247,890	$226,327

Weighted average shares outstanding for FFO:
Diluted weighted average shares outstanding(1)	124,438	108,621	98,855
Series B preferred stock add-back if not converted	76	3,154	4,526

Fully diluted weighted average shares outstanding	124,514	111,775	103,381

Diluted per share amounts — FFO:
FFO	$2.14	$2.27	$2.29

Adjusted FFO	$2.30	$2.23	$2.24

(1)	Diluted weighted average shares outstanding includes the effect of all participating and non-participating share-based payment awards which for us consists of stock options and other share-based payment awards if the effect is dilutive. The dilutive effect of all share-based payment awards is calculated using the treasury stock method. Additionally, our redeemable OP units are included as if converted to common stock on a one-for-one basis.

While net income and its related per share amounts, as defined by accounting principles generally accepted in the United States (“GAAP”), are the most appropriate earnings measures, we believe that FFO and FAD and the related FFO per share amounts are important non-GAAP supplemental measures of operating performance. GAAP requires the use of straight-line depreciation of historical costs and implies that real estate values diminish predictably and ratably over time. However, real estate values have historically risen and fallen based on various market conditions and other factors. FFO was developed as a supplemental measure of operating performance primarily in order to exclude historical cost-based depreciation and amortization and its effects as it does not generally reflect the actual change in value of real estate over time. We calculate FFO in accordance with the definition used by NAREIT. FFO is defined as net income (computed in accordance with GAAP) excluding gains and losses from the sale of real estate plus real estate related depreciation and amortization. The same adjustments are made to reflect our share of these same items from unconsolidated joint ventures. Adjusted FFO is defined as FFO excluding impairments of assets, acquisition costs and gains and losses other than those from the sale of real estate.

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

Our calculations of FFO, adjusted FFO and the related per share amounts, and FAD and adjusted FAD presented herein may not be comparable to similar measures reported by other REITs that do not define FFO in accordance with the NAREIT definition, interpret that definition differently than we do or that do not use the same definitions as we do for such terms. These supplemental reporting measures should not be considered as alternatives to net income (a GAAP measure) as primary indicators of our financial performance or as alternatives to cash flow from operating activities (a GAAP measure) as primary measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to satisfy all of our liquidity requirements. We believe that these supplemental reporting measures should be examined in conjunction with net income as presented in our consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K in order to facilitate a clear understanding of our consolidated operating results.

Liquidity and Capital Resources

Operating Activities

Cash provided by operating activities during 2010 increased $48.6 million, or 20%, as compared to 2009. This was primarily due to increased operating income from our owned facilities as a result of acquisitions during 2010. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities

Our investing activities primarily consist of investments in and sales of real estate and related assets and liabilities, investments in and principal payments on mortgage and other loans receivable and contributions to and distributions from unconsolidated joint ventures.

Investments in and Sales of Real Estate and Related Assets and Liabilities

In addition to the transactions with Pacific Medical Buildings LLC and certain of its affiliates described below, during 2010, we acquired 21 skilled nursing facilities, 20 assisted and independent living facilities, seven medical office buildings and one continuing care retirement community subject to triple-net leases and 15 multi-tenant medical office buildings in 17 separate transactions for an aggregate investment of $437.2 million. The transactions included the acquisition of equity interests ranging from 91% to 96% in ten of the skilled nursing facilities, four of the assisted and independent living facilities and the continuing care retirement community.

During 2010, we completed the following transactions related to our February 2008 agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates (see Note 5 to our condensed consolidated financial statements):

•	Three multi-tenant medical office buildings with an aggregate value of $223.2 million that had previously been eliminated from the Contribution Agreement were reinstated, and the majority interests therein were acquired through our consolidated joint venture NHP/PMB L.P (“NHP/PMB”). NHP/PMB acquired a 100% interest in one of the three multi-tenant medical office buildings and, through two consolidated joint ventures, acquired a 65% and a 69% interest in the other two multi-tenant medical office buildings. The acquisitions were paid in a combination of cash, the retirement of our $47.5 million mortgage loan from a related party to which one of the multi-tenant medical office buildings had served as collateral, the assumption of $98.3 million of mortgage financing and the issuance of Class A limited partnership units in NHP/PMB (“OP Units”) with a fair value at the date of issuance of $19.0 million.

•	One of the two multi-tenant medical office buildings which remained under the Contribution Agreement at December 31, 2009 was eliminated from the Contribution Agreement and acquired through NHP/PMB Pasadena LLC (“Pasadena JV”), a new consolidated joint venture with an entity affiliated with Pacific Medical Buildings LLC in which we have a 71% equity interest. Our joint venture partner contributed the multi-tenant medical office building, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan, of which $49.8 million has been funded, and a $3.0 million mezzanine loan.

•	As a result of the elimination of the above property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (which had previously been accrued), of which $2.0 million was paid in cash and the remaining $0.1 million through the issuance of OP Units. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million.

During 2010, we also completed the following transactions with certain affiliates of Pacific Medical Buildings LLC:

•	One multi-tenant medical office building was acquired through NHP/PMB Gilbert LLC (“Gilbert JV”), a new consolidated joint venture with an entity affiliated with Pacific Medical Buildings LLC in which we have a 71.17% equity interest. Our joint venture partner contributed a multi-tenant medical office building, and we contributed $6.3 million in cash. Additionally, we agreed to loan Gilbert JV up to $8.8 million as project financing, including $6.8 million that was disbursed initially.

•	We acquired the remaining 55.05% interest in PMB SB, an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB

SB). In connection with the acquisition, we re-measured our previously held equity interest at the acquisition date fair value and recognized a gain on the re-measurement of $0.6 million.

Additionally, we have entered into an agreement (the “Pipeline Agreement”) with NHP/PMB, PMB LLC and PMBRES pursuant to which we or NHP/PMB currently have the right, but not the obligation, to acquire up to approximately $1.3 billion of multi-tenant medical office buildings developed by PMB LLC through April 2019. As of February 1, 2010, the Pipeline Agreement was amended and restated to provide NHP/PMB with the option to acquire medical office buildings developed in the future through a joint venture between NHP and PMB LLC, obligate us to provide or arrange financing for approved developments and provide us with improved terms, including preferred returns, a reduction in PMB LLC’s promote interest and acquisition pricing determined at the time of acquisition rather than at the pre-development stage. During 2010, we completed the following transaction with an affiliate of Pacific Medical Buildings LLC related to our Pipeline Agreement:

•	We entered into a consolidated joint venture called PDP Mission Hills 1 LLC (“Mission Hills JV”) to develop a medical office building with a total budget of $53.0 million and concurrently entered into an agreement with NHP/PMB, PMB LLC and PMB Mission Hills 1 LLC under which the interests in Mission Hills JV will be contributed to NHP/PMB subsequent to completion of development in accordance with the terms of the Pipeline Agreement. We have an 89.1% equity interest in Mission Hills JV. We contributed $14.7 million in cash, and our joint venture partner contributed $1.8 million in cash. During 2010, Mission Hills JV incurred development costs of $16.6 million, including the acquisition of the land on which the medical office building is to be developed for $15.5 million. Construction is expected to commence in early 2011.

During 2010, we also entered into an agreement to develop an assisted and independent living facility and incurred costs of $1.2 million. As of December 31, 2010, we had committed to fund an additional $41.8 million under existing development agreements, of which $36.4 million relates to Mission Hills JV and is expected to be funded through a third party construction loan.

During 2010, we funded $21.0 million in expansions, construction and capital improvements at certain facilities in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. As of December 31, 2010, we had committed to fund additional expansions, construction and capital improvements of $14.5 million. During 2010, we also funded, directly and through our consolidated joint ventures, $4.2 million in capital and tenant improvements at certain multi-tenant medical office buildings.

During 2010, we sold nine skilled nursing facilities and three assisted and independent living facilities for net cash proceeds of $43.6 million that resulted in a total gain of $16.9 million which is included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements.

Investments in and Principal Payments on Mortgage and Other Loans Receivable

During 2010, we funded four mortgage loans secured by 27 medical office buildings, one assisted and independent living facility and four skilled nursing facilities in the amount of $155.3 million. In connection with the funding of a mortgage loan secured by one of the skilled nursing facilities, we agreed to fund up to $10.9 million to expand the facility and funded $1.9 million as of December 31, 2010. During 2010, we also acquired one mortgage loan secured by one assisted and independent living facility for $6.1 million, net of a $0.8 million discount, and funded $59.6 million to Pasadena JV and Gilbert JV as described above.

During 2010, we sold the assisted living portion of a continuing care retirement community, for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community, to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.4 million subsequent to the sale.

In connection with the acquisition of five of the assisted and independent living facilities and one of the skilled nursing facilities described above, we funded two unsecured loans totaling $5.5 million and funded an additional $0.4 million subsequent to acquisition during 2010.

During 2010, we also funded $5.6 million on other loans. As of December 31, 2010, we had committed to fund additional amounts under other loan agreements of $7.5 million.

During 2010, we received payments of $4.9 million on other mortgage and other loans and retired our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral by NHP/PMB as described above.

Contributions to and Distributions from Unconsolidated Joint Ventures

During 2010, we received distributions of $5.2 million and $0.1 million from our unconsolidated joint venture with a state pension fund investor and PMB SB, respectively.

Financing Activities

Our financing activities primarily consist of the issuance of and principal payments on debt instruments, the issuance of and redemption of equity instruments and distributions.

Issuance of and Principal Payments on Debt Instruments

During 2010, we borrowed $175.0 million under our revolving unsecured senior credit facility which remained outstanding at December 31, 2010.

During 2010, we repaid at maturity $67.2 million of secured debt with a weighted average interest rate of 5.24%, prepaid $118.3 million of secured debt with a weighted average interest rate of 4.73% and made payments of $8.6 million on other notes and bonds payable.

During 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010 and subsequently prepaid the loan.

During 2010, we paid $1.5 million of deferred financing costs in connection with our one-year extension of our $700.0 million revolving unsecured senior credit facility.

Our $700.0 million revolving unsecured senior credit facility requires us to maintain, among other things, the financial covenants detailed below:

	Requirement		Actual
	(Dollar amounts in thousands)

Minimum net asset value	$820,000		$3,242,217
Maximum total indebtedness to capitalization value	60%		33%
Minimum fixed charge coverage ratio	1.75	x	3.35	x
Maximum secured indebtedness ratio	30%		9%
Maximum unencumbered asset value ratio	60%		26%

•	Minimum net asset value — generally calculated by applying stated capitalization rates to EBITDA (earnings before interest, taxes, depreciation and amortization) by asset type to determine capitalization value and subtracting total indebtedness from the capitalization value.

•	Maximum total indebtedness to capitalization value — comparison of total indebtedness to capitalization value (see above).

•	Minimum fixed charge coverage ratio — comparison of EBITDA (see above) to fixed charges which include interest expense, deferred finance cost amortization, debt principal payments and preferred dividends.

•	Maximum secured indebtedness ratio — comparison of total secured indebtedness to capitalization value (see above).

•	Maximum unencumbered asset value ratio — comparison of total unsecured indebtedness to unencumbered asset capitalization value, generally calculated by applying stated capitalization rates to EBITDA (see above) from unencumbered assets by asset type.

Our revolving unsecured senior credit facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters. As of December 31, 2010, we were in compliance with all of the above covenants, and we expect to remain in compliance throughout 2011. We estimate that, as of December 31, 2010, we could have borrowed up to $2.4 billion of additional debt, and incurred additional annual interest expense of up to $100.4 million, and remained in compliance with our existing debt covenants.

Issuance and Redemption of Equity Instruments

On January 18, 2010, we redeemed all outstanding shares of our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) at a redemption price of $103.875 per share plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash. As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding.

During 2010, we issued and sold approximately 9,141,000 shares of common stock through our at-the-market equity offering program at a weighted average price of $37.04 per share, resulting in net proceeds of approximately $335.1 million after sales agent fees.

During 2010, we issued approximately 150,000 shares of common stock through our dividend reinvestment plan at an average price of $33.26 per share, resulting in proceeds of approximately $5.0 million.

Distributions

We paid $223.5 million, or $1.82 per common share, in dividends to our common stockholders during 2010.

During 2010, cash distributions of $3.6 million and $2.0 million were made to OP unitholders and noncontrolling interests, respectively.

Sources and Uses of Capital

Sources of Capital

Financing for operating expenses, the repayment of our obligations and commitments, dividend distributions and future investments may be provided by cash on hand, cash from operations, borrowings under our credit facility, the sale of debt or equity securities in private placements or public offerings, which may be made through our at-the-market equity offering program or otherwise under our current shelf registration statement or under new registration statements, proceeds from asset sales or mortgage and other loan receivable repayments, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures.

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

Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings and assets held for sale, as of December 31, 2010, we had leases on 20 facilities expiring during 2011.

We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis and record reserves when collectability is not reasonably assured. As of December 31, 2010, we had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $14.9 million. Of the related $23.2 million gross receivable balance, 48% is due from two tenants. One of the tenants has a gross receivable balance of $6.3 million which is fully reserved as a result of non-payment when contractually due, and the related lease terms have been subsequently amended to provide for payment ratably over time beginning in 2012. The other tenant has filed bankruptcy and has a gross receivable balance of $4.9 million, of which $4.1 million is reserved. Additionally, the related facility was transferred to assets held for sale, and an impairment charge of $15.0 million was recognized in discontinued operations based on broker estimates of fair value, comparable sales in the local submarket and an unsolicited cash offer received during 2010. We will continue to evaluate the collectability of our receivables, and if our assumptions or estimates regarding the collectability of a receivable change in the future, it may result in an adjustment to the existing reserve balance.

As of December 31, 2010, we had $525.0 million available under our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at December 31, 2010) or applicable LIBOR plus 0.70% (1.01% at December 31, 2010). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. Effective June 25, 2010, we exercised our option to extend the maturity date by one year to December 15, 2011.

During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on December 31, 2010 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $11.2 million at December 31, 2010.

On January 15, 2010, we filed a new shelf registration statement with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our senior notes have been investment grade rated since 1994. Our credit ratings at December 31, 2010 were BBB from Fitch Ratings, Baa2 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services (upgraded to BBB from BBB- on March 8, 2010).

We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. On January 15, 2010, we entered into two sales agreements to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. When that program was completed, we entered into two additional sales agreements on July 2, 2010 to sell up to an aggregate of an additional 5,000,000 shares of our common stock from time to time. As of December 31, 2010, approximately 1,322,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program.

We sponsor a dividend reinvestment plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount at December 31, 2010 was 2%.

We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage and other loans receivable might be prepaid. We anticipate using the proceeds from any asset sales or mortgage and other loan receivable repayments to provide capital for future investments, to reduce any outstanding balance on our credit facility or to repay other borrowings as they mature. Any such future investments would increase revenues, and any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues from asset sales or mortgage or other loan receivable repayments. During January 2011, one mortgage loan with a principal balance of $33.0 million was prepaid. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $35.1 million during 2011.

Uses of Capital

From January 1, 2011 to February 28, 2011, we completed approximately $102 million of investments. We may make additional acquisitions during 2011, although we cannot predict the quantity or timing of any such acquisitions as we continue to be confronted with uncertainty surrounding the future of the capital markets and general economic conditions. If we make additional investments in facilities, interest expense would likely increase. We expect any such increases to be at least partially offset by associated rental or interest income.

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

As of December 31, 2010, we had $514.0 million of debt that matures in 2011. Additionally, $75.4 million of our senior notes can be put to us prior to the stated maturity date; however, there are no such senior notes that we may be required to repay in 2011. We anticipate repaying senior notes and notes and bonds payable at or prior to maturity with a combination of proceeds from borrowings on our credit facility and cash on hand/cash from operations. Borrowings on our credit facility could be repaid by cash on hand and cash from operations, the issuance of debt or equity securities under our shelf registration statement or proceeds from asset sales or mortgage and other loan receivable repayments.

We expect that our current common stock dividend policy will continue, but it is subject to regular review by our board of directors. Common stock dividends are paid at the discretion of our board of directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On February 8, 2011, our board of directors declared a quarterly cash dividend of $0.48 per share of common stock. This dividend will be paid on March 4, 2011 to stockholders of record on February 18, 2011.

Outlook

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there is continued uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of high unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $525.0 million available under our credit facility at December 31, 2010, and we currently have no reason to believe that we will be unable to access the facility in the future or renew the facility upon its expiration in 2011. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our credit facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.

If the adverse market conditions the U.S. recently experienced return, they may limit our ability, and the ability of our tenants, to timely refinance maturing liabilities and access the capital markets to meet liquidity needs, resulting in a material adverse effect on our financial condition and results of operations. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the recent market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

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

Off-Balance Sheet Arrangements

We have interests in the unconsolidated joint ventures discussed in Note 6 to our consolidated financial statements. Our risk of loss is limited to our investment carrying amount. We have no other material off-balance sheet arrangements that we expect would have a material effect on our liquidity, capital resources or results of operations.

Contractual Obligations and Cash Requirements

As of December 31, 2010, our contractual obligations and commitments were as follows:

	2011	2012-2013	2014-2015	Thereafter	Total
	(In thousands)

Contractual Obligations:
Long-term debt	$514,040	$419,284	$307,335	$288,598	$1,529,257
Interest expense	$75,927	$94,543	$56,155	$160,092	$386,717
Ground leases	$1,716	$3,471	$3,524	$91,941	$100,652
Operating leases	$562	$93	$—	$—	$655
Commitments:
Capital expenditures	$13,575	$283	$25	$574	$14,457
Development projects	$29,781	$12,017	$—	$—	$41,798
Loan fundings	$16,504	$—	$—	$—	$16,504

The long-term debt amount shown above includes our senior notes, notes and bonds payable and the balance outstanding on our revolving unsecured senior credit facility.

Interest expense shown above is estimated assuming the balance outstanding on credit facility remains constant until its maturity in 2011 and that the interest rates in effect at December 31, 2010 remain constant for the credit facility and the $29.4 million of variable rate notes and bonds payable. Maturities of our senior notes range from 2011 to 2038 (although certain notes may be put back to us at their face amount at the option of the holders at earlier dates) and maturities of our notes and bonds payable range from 2012 to 2037.

Statement Regarding Forward-Looking Disclosure

Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:

•	risks related to the proposed merger with Ventas;

•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants or other significant operators in the healthcare industry;

•	non-payment or late payment of rent, interest or loan principal amounts by our tenants;

•	the ability of our tenants to pay contractual rent and/or interest escalations in future periods;

•	the ability of our tenants to obtain and maintain adequate liability and other insurance and potential underinsured or uninsured losses;

•	occupancy levels at certain facilities;

•	our reliance on one tenant for a significant percentage of our revenues;

•	risks associated with real estate ownership, including the illiquid nature of real estate and the real estate market, maintenance and repair costs, potential liability under environmental laws, leases that are not renewed or are renewed at lower rates, our ability to attract new tenants for certain facilities, purchase option exercises that reduce revenue and our ability to sell certain facilities for their book value;

•	the amount and yield of any additional investments and risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;

•	risks associated with development, including our ability to obtain financing, delays or failures in obtaining necessary permits and authorizations, the failure to achieve original project estimates and our limited history in conducting ground-up development projects;

•	access to the capital markets and the cost and availability of capital;

•	changes in the ratings of our debt securities;

•	our level of indebtedness;

•	the effect of economic and market conditions and changes in interest rates;

•	maintaining compliance with our debt covenants and restrictions imposed by such covenants;

•	the possibility that we could be required to repurchase some of our senior notes;

•	increased competition in our business sector;

•	adverse trends in the healthcare industry;

•	tenant regulatory and licensing requirements and the effect of healthcare reform legislation or government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;

•	our ability to retain key personnel;

•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust (“REIT”); and

•	the risk factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, including any subsequent Quarterly Reports on Form 10-Q.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

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

During 2010, we borrowed $175.0 million under our credit facility. There was no balance outstanding under our credit facility as of December 31, 2009. At our option, borrowings under our revolving unsecured senior credit facility bear interest at the prime rate (3.25% at December 31, 2010) or applicable LIBOR plus 0.70% (1.01% at December 31, 2010). Additionally, a portion of our secured debt has variable rates.

For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at December 31, 2010 constant, including the balance outstanding under our credit facility, each one percentage point increase in interest rates would result in an increase in interest expense for the coming year of approximately $2.0 million.

The table below details the principal amounts and the average interest rates for the mortgage loans receivable and debt for each category based on the final maturity dates as of December 31, 2010. Certain of the mortgage loans receivable and certain items in the various categories of debt require periodic principal payments prior to the final maturity date. The fair value estimates for the mortgage loans receivable are based on the estimates of management and on rates currently prevailing for comparable loans. The fair market value estimates for debt securities are based on discounting future cash flows utilizing rates we would expect to pay for debt of a similar type and remaining maturity.

	Maturity Date
							Total Book
	2011	2012	2013	2014	2015	Thereafter	Value	Fair Value
	(Dollars in thousands)

Assets
Mortgage loans receivable(1)	$92,543	$692	$25,166	$—	$3,041	$167,745	$289,187	$314,534
Average interest rate	11.56%	9.00%	8.96%	—	10.89%	7.92%	9.21%
Liabilities
Debt:
Fixed rate	$339,040	$107,382	$307,950	$37,596	$269,739	$263,128	$1,324,835	$1,414,168
Average interest rate	6.50%	7.98%	6.21%	5.88%	6.00%	6.00%	6.34%
Variable rate	$—	$3,952	$—	$—	$—	$25,470	$29,422	$29,422
Average interest rate	—	2.11%	—	—	—	1.45%	1.50%
Unsecured senior credit facility	$175,000	$—	$—	$—	$—	$—	$175,000	$175,000
Average interest rate	1.01%	—	—	—	—	—	1.01%

(1)	Total book value of mortgage loans excludes deferred gains and discounts of $21.0 million, and the 2011 maturities include one mortgage loan to Brookdale with a carrying value of $28.3 million (net of a deferred gain of $4.7 million) that was repaid in January 2011 and a $6.6 million loan which matured during 2010 and is expected to be repaid during the first quarter of 2011.

Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions.

During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on December 31, 2010 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $11.2 million at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Nationwide Health Properties, Inc.

We have audited the accompanying consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nationwide Health Properties, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Irvine, California
March 1, 2011

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Investments in real estate:
Land	$339,534	$318,457
Buildings and improvements	3,679,745	3,088,183
Development in progress	17,827	—

	4,037,106	3,406,640
Less accumulated depreciation	(670,601)	(585,294)

	3,366,505	2,821,346
Mortgage loans receivable, net	289,187	110,613
Mortgage loan receivable from related party	—	47,500
Investment in unconsolidated joint ventures	42,582	51,924

	3,698,274	3,031,383
Cash and cash equivalents	59,591	382,278
Receivables, net	8,336	6,605
Asset held for sale	5,150	—
Intangible assets	163,238	93,657
Other assets	158,035	133,152

	$4,092,624	$3,647,075

LIABILITIES AND EQUITY
Unsecured senior credit facility	$175,000	$—
Senior notes	991,633	991,633
Notes and bonds payable	362,624	431,456
Accounts payable and accrued liabilities	151,069	132,915

Total liabilities	1,680,326	1,556,004

Redeemable OP unitholder interests	79,188	57,335
Commitments and contingencies
Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized;
7.750% Series B Convertible, none and 513,644 shares issued and outstanding at December 31, 2010 and 2009, respectively, stated at liquidation preference of $100 per share	—	51,364
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 126,253,858 and 114,320,786 at December 31, 2010 and 2009, respectively	12,625	11,432
Capital in excess of par value	2,516,397	2,128,843
Cumulative net income	1,849,045	1,705,279
Accumulated other comprehensive income (loss)	8,614	(823)
Cumulative dividends	(2,086,854)	(1,862,996)

Total NHP stockholders’ equity	2,299,827	2,033,099
Noncontrolling interests	33,283	637

Total equity	2,333,110	2,033,736

	$4,092,624	$3,647,075

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED INCOME STATEMENTS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue:
Triple-net lease rent	$307,567	$287,379	$275,351
Medical office building operating rent	102,287	70,054	60,576

	409,854	357,433	335,927
Interest and other income	29,397	26,420	24,942

	439,251	383,853	360,869

Expenses:
Interest expense	95,761	93,630	100,956
Depreciation and amortization	134,540	121,032	113,422
General and administrative	30,836	27,320	25,981
Acquisition costs	5,118	830	—
Medical office building operating expenses	41,325	28,906	26,631

	307,580	271,718	266,990

Operating income	131,671	112,135	93,879
Income from unconsolidated joint ventures	5,478	5,101	3,903
Gain on debt extinguishment	75	4,564	4,641

Income from continuing operations	137,224	121,800	102,423

Discontinued operations:
Gain on sale of facilities, net	16,948	23,908	154,995
Impairments	(15,006)	—	—
Income from discontinued operations	2,957	3,350	10,589

	4,899	27,258	165,584

Net income	142,123	149,058	268,007
Net loss (income) attributable to noncontrolling interests	1,643	(668)	131

Net income attributable to NHP	143,766	148,390	268,138
Preferred stock dividends	—	(5,350)	(7,637)

Net income attributable to NHP common stockholders	$143,766	$143,040	$260,501

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.13	$1.08	$0.97
Discontinued operations attributable to NHP common stockholders	0.04	0.26	1.70

Net income attributable to NHP common stockholders	$1.17	$1.34	$2.67

Basic weighted average shares outstanding	121,687	106,329	97,246

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.11	$1.06	$0.95
Discontinued operations attributable to NHP common stockholders	0.04	0.25	1.68

Net income attributable to NHP common stockholders	$1.15	$1.31	$2.63

Diluted weighted average shares outstanding	124,339	108,547	98,763

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	NHP Stockholders’ Equity
							Accumulated
							Other
					Capital in		Comprehensive
	Preferred Stock		Common Stock		Excess of	Cumulative	Income	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par Value	Net Income	(Loss)	Dividends	Interests	Equity
	(In thousands)

Balances at December 31, 2007	1,064	$106,445	94,806	$9,481	$1,565,249	$1,288,751	$2,561	$(1,489,794)	$6,166	$1,488,859
Comprehensive income:
Net income	—	—	—	—	—	268,138	—	—	(131)	268,007
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(511)	—	—	(511)
Defined benefit pension plan net actuarial loss	—	—	—	—	—	—	(204)	—	—	(204)

Comprehensive income										267,292
Conversion of preferred stock	(315)	(31,527)	1,406	140	31,387	—	—	—	—	—
Issuance of common stock, net	—	—	6,068	607	183,757	—	—	—	—	184,364
Amortization of stock-based compensation	—	—	—	—	5,800	—	—	—	—	5,800
Preferred dividends	—	—	—	—	—	—	—	(7,637)	—	(7,637)
Common dividends	—	—	—	—	—	—	—	(171,976)	—	(171,976)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	620	620
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,973)	(1,973)

Balances at December 31, 2008	749	74,918	102,280	10,228	1,786,193	1,556,889	1,846	(1,669,407)	4,682	1,765,349
Comprehensive income:
Net income	—	—	—	—	—	148,390	—	—	668	149,058
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(610)	—	—	(610)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(2,051)	—	—	(2,051)
Defined benefit pension plan net actuarial loss	—	—	—	—	—	—	(8)	—	—	(8)

Comprehensive income										146,389
Conversion of preferred stock	(235)	(23,554)	1,061	106	23,448	—	—	—	—	—
Issuance of common stock, net	—	—	10,778	1,078	317,067	—	—	—	—	318,145
Conversion of OP unitholder interests to common stock	—	—	202	20	6,057	—	—	—	—	6,077
Amortization of stock-based compensation	—	—	—	—	7,007	—	—	—	—	7,007
Preferred dividends	—	—	—	—	—	—	—	(5,350)	—	(5,350)
Common dividends	—	—	—	—	—	—	—	(188,239)	—	(188,239)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(9,523)	—	—	—	—	(9,523)
Purchase of noncontrolling interests	—	—	—	—	(1,406)	—	—	—	(2,831)	(4,237)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,882)	(1,882)

Balances at December 31, 2009	514	51,364	114,321	11,432	2,128,843	1,705,279	(823)	(1,862,996)	637	2,033,736
Comprehensive income:
Net income	—	—	—	—	—	143,766	—	—	(1,643)	142,123
Gain on interest rate swap agreements	—	—	—	—	—	—	11,157	—	—	11,157
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(519)	—	—	(519)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	—	—	—	—	—	—	(1,147)	—	—	(1,147)
Defined benefit pension plan net actuarial loss	—	—	—	—	—	—	(54)	—	—	(54)

Comprehensive income										151,560
Conversion/redemption of preferred stock	(514)	(51,364)	2,315	231	51,041	—	—	—	—	(92)
Issuance of common stock, net	—	—	9,588	959	337,072	—	—	—	—	338,031
Conversion of OP unitholder interests to common stock	—	—	30	3	846	—	—	—	—	849
Amortization of stock-based compensation	—	—	—	—	6,939	—	—	—	—	6,939
Common dividends	—	—	—	—	—	—	—	(223,858)	—	(223,858)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(7,274)	—	—	—	—	(7,274)
Non-cash acquisition/ elimination of noncontrolling interests	—	—	—	—	(1,070)	—	—	—	1,727	657
Non-cash contributions from noncontrolling interests	—	—	—	—	—	—	—	—	25,289	25,289
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	9,271	9,271
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,998)	(1,998)

Balances at December 31, 2010	—	$—	126,254	$12,625	$2,516,397	$1,849,045	$8,614	$(2,086,854)	$33,283	$2,333,110

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$142,123	$149,058	$268,007
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	136,892	125,129	119,107
Stock-based compensation	6,939	7,007	5,800
Gain on re-measurement of equity interest upon acquisition, net	(620)	—	—
Gain on debt extinguishment	(75)	(4,564)	(4,641)
Gain on sale of facilities, net	(16,948)	(23,908)	(154,995)
Straight-line rent	(12,285)	(6,355)	(10,263)
Amortization of above/below market lease intangibles, net	342	(585)	(559)
Mortgage and other loan premium and discount amortization	(104)	49	145
Amortization of deferred financing costs	3,289	2,515	2,662
Equity in earnings from unconsolidated joint ventures	(1,001)	(974)	37
Distributions of income from unconsolidated joint ventures	1,045	987	236
Impairments	15,006	—	—
Changes in operating assets and liabilities:
Receivables	(1,088)	(445)	(2,258)
Intangible and other assets	5,645	4,666	(5,313)
Accounts payable and accrued liabilities	16,581	(5,435)	25,873

Net cash provided by operating activities	295,741	247,145	243,838

Cash flows from investing activities:
Investment in real estate and related assets and liabilities	(532,660)	(42,733)	(325,216)
Proceeds from sale of real estate facilities	43,623	43,533	288,639
Investment in mortgage and other loans receivable	(229,474)	(15,738)	(91,357)
Principal payments on mortgage and other loans receivable	4,874	12,691	18,781
Contributions to unconsolidated joint ventures	(136)	(2,244)	(6,678)
Distributions from unconsolidated joint ventures	5,319	2,591	4,743

Net cash used in investing activities	(708,454)	(1,900)	(111,088)

Cash flows from financing activities:
Borrowings under unsecured senior credit facility	175,000	—	169,000
Repayment of borrowings under unsecured senior credit facility	—	—	(210,000)
Repayments of senior notes	—	(60,036)	(105,626)
Issuance of notes and bonds payable	—	6,862	36,461
Principal payments on notes and bonds payable	(194,107)	(10,605)	(18,522)
Redemption of preferred stock	(92)	—	—
Issuance of common stock, net	336,972	316,729	183,819
Dividends paid	(223,452)	(193,149)	(179,133)
Contributions from redeemable OP unitholders	—	—	58,435
Distributions to redeemable OP unitholders	(3,629)	(3,102)	(1,506)
Contributions from noncontrolling interests	3,016	—	620
Distributions to noncontrolling interests	(1,998)	(1,777)	(1,973)
Payment of deferred financing costs	(1,684)	(139)	(1,482)

Net cash provided by (used in) financing activities	90,026	54,783	(69,907)

(Decrease) increase in cash and cash equivalents	(322,687)	300,028	62,843
Cash and cash equivalents, beginning of year	382,278	82,250	19,407

Cash and cash equivalents, end of year	$59,591	$382,278	$82,250

Supplemental schedule of cash flow information:
Non-cash investing activities:
Assumption of debt upon acquisition of real estate	$125,350	$—	$—

Retirement of mortgage loan receivable upon acquisition of real estate	$47,500	$—	$—

Capital contributions from noncontrolling interests upon acquisition of real estate	$25,289	$—	$—

Issuance of redeemable OP unitholder interests upon acquisition of real estate	$18,986	$—	$—

Issuance of mortgage loan receivables upon sale of real estate/disposition of noncontrolling interest	$10,495	$—	$—

Acquisition/disposition of noncontrolling interests	$1,727	$—	$—

Foreclosure of facility securing mortgage loan receivable	$—	$—	$2,945

Non-cash financing activities:
Conversion of preferred stock to common stock	$51,272	$23,554	$31,527

Adjust redeemable OP unitholder interests to current redemption value	$7,274	$9,523	$—

Conversion of redeemable OP unitholder interests to common stock	$849	$6,077	$—

Interest paid	$91,938	$92,038	$98,028

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators. For the twelve months ended December 31, 2010, approximately 93% of our revenues were derived from leases, with the remaining 7% from mortgage loans, other financing activities and other miscellaneous income.

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

As of December 31, 2010, we had investments in 663 healthcare facilities, one land parcel, two development projects and two assets held for sale located in 42 states, consisting of:

			Facilities and Land
	Consolidated	Unconsolidated	Parcel Securing
	Facilities	Facilities	Mortgage Loans	Total

Assisted and independent living facilities	267	19	12	298
Skilled nursing facilities	178	14	20	212
Continuing care retirement communities	10	1	1	12
Specialty hospitals	7	—	—	7
Triple-net medical office buildings	24	—	27	51
Multi-tenant medical office buildings	83	—	—	83
Land parcel	—	—	1	1
Development projects	2	—	—	2
Assets held for sale	2	—	—	2

	573	34	61	668

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

As of December 31, 2010, our directly owned facilities, other than our multi-tenant medical office buildings, were operated by 88 different healthcare providers, including the following publicly traded companies:

Facilities
Operated

Assisted Living Concepts, Inc	4
Brookdale Senior Living, Inc.	93
Emeritus Corporation	6
Extendicare, Inc.	1
HealthSouth Corporation	2
Kindred Healthcare, Inc.	1
Sun Healthcare Group, Inc.	4

One of our triple-net lease tenants accounted for more than 10% of our revenues at December 31, 2010, as follows:

Brookdale Senior Living, Inc	12.2%

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

We have evaluated events subsequent to December 31, 2010 for their impact on our consolidated financial statements (see Note 24).

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

As of December 31, 2010, we leased ten facilities under triple-net leases with fixed price purchase options through eight wholly owned, consolidated subsidiaries that have been identified as VIEs and for which we have been identified as the primary beneficiary. The carrying value of the facilities was $108.5 million as of December 31, 2010, and the purchase options are exercisable between 2011 and 2021.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

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

Segment Reporting

We report our consolidated financial statements in accordance with the provisions of ASC Topic 280, Segment Reporting. We operate in two segments based on our investment and leasing activities: triple-net leases and multi-tenant leases (see Note 20).

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

We recorded $12.3 million of revenues in excess of cash received during 2010, $6.4 million of revenues in excess of cash received during 2009 and $10.3 million of revenues in excess of cash received during 2008. We had

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our consolidated balance sheets of $39.3 million as of December 31, 2010 and $27.5 million as of December 31, 2009, net of reserves of $114.7 million and $108.3 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could vary from the amounts currently recorded.

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

We recognize sales of facilities upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the requirements of gain recognition on sale of real estate under the provisions of ASC 360 are met, including: the collectability of the sales price is reasonably assured; we have received adequate initial investment from the buyer; we are not obligated to perform significant activities after the sale to earn the gain; and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy these requirements. We had $20.3 million and $19.3 million of deferred gains included in the caption “Mortgage loans receivable, net” on our consolidated balance sheets as of December 31, 2010 and December 31, 2009, respectively.

Gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. We had $15.3 million of such deferred gains as of December 31, 2010 and December 31, 2009. All other gains are included in discontinued operations.

Investments in Real Estate

We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $117.2 million in 2010, $105.7 million in 2009 and $100.9 million in 2008.

We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Certain transaction costs that have historically been capitalized as acquisition costs are expensed for business combinations completed on or after January 1, 2009, which may have a significant impact on our future results of operations and financial position based on historical acquisition costs and activity levels. We incurred $5.1 million and $0.8 million of acquisition costs during 2010 and 2009, respectively, that are included on our consolidated income statements.

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
December 31, 2010

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

We capitalize direct costs, including interest costs, associated with the development and construction of real estate assets while substantive activities are ongoing to prepare the assets for their intended use.

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

We recognized an impairment charge of $15.0 million related to one asset held for sale during 2010 (see Note 7). No impairments were recognized during 2009 or 2008.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

Collectability of Receivables

We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves related to rent receivables included in the caption “Receivables, net” on our consolidated balance sheets of $14.9 million as of December 31, 2010 and $12.7 million as of December 31, 2009.

For our mortgage loans, the evaluation emphasizes the operations, operating trends, financial performance and value of the underlying collateral, and for our other loans, the evaluation emphasizes the financial strength of the borrower and any guarantors. Our year-end evaluation was performed using operating and financial information as of November 30, 2010, and based on this evaluation, our mortgage and other loans are grouped into three classes — good standing, watch list and special monitoring. For loans classified as good standing, the likelihood of loss is remote, and while borrowers may be current on all required payments for loans classified as watch list or special monitoring, there are other factors considered in our evaluation which cause the likelihood of loss to be reasonably possible. Our analysis did not identify any mortgage loans for which we believe we may not recover the full value of the receivable, and as such, no reserves for mortgage loans receivable have been recorded as of December 31, 2010. Our analysis identified certain other loans for which we believe we may not recover the full value of the receivable, and we have recorded $6.1 million of reserves for other loans receivable as of December 31, 2010. The balances of mortgage and other loans by class as of December 31, 2010 were as follow:

		Deferred Gains		Carrying
	Principal	and Discounts	Reserves	Amount
	(In thousands)

Mortgage loans receivable:
Good standing	$298,387	$(20,042)	$—	$278,345
Watch list	5,229	(992)	—	4,237
Special monitoring	6,605	—	—	6,605

	$310,221	$(21,034)	$—	$289,187

			Carrying
	Principal	Reserves	Amount
	(In thousands)

Other loans receivable:
Good standing	$64,209	$—	$64,209
Watch list	4,821	(1,411)	3,410
Special monitoring	5,227	(4,646)	581

	$74,257	$(6,057)	$68,200

Cash and Cash Equivalents

Cash and cash equivalents include short-term investments with original maturities of three months or less when purchased.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

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

Redeemable Limited Partnership Unitholder Interests

NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in February 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC (see Note 5). We consolidate NHP/PMB consistent with the provisions of ASC 810, as our wholly owned subsidiary is the general partner and exercises control. As of December 31, 2010 and December 31, 2009, third party investors owned 2,176,700 and 1,629,752 Class A limited partnership units in NHP/PMB (“OP Units”), respectively, which represented 32.0% and 52.4% of the total units outstanding as of December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010 and December 31, 2009, 4,619,330 and 1,482,713 Class B limited partnership units in NHP/PMB were outstanding, respectively, all of which were held by our subsidiaries. During 2010, 577,114 OP Units were issued by NHP/PMB in connection with acquisitions and under terms of an agreement with Pacific Medical Buildings and certain of its affiliates (see Note 5). After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the “REIT Shares Amount” per OP Unit. As of December 31, 2010, the REIT Shares Amount was 1.000. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. As registration rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our consolidated balance sheets. During 2010, 30,166 OP Units were converted into 30,166 shares of our common stock. During 2009, 202,361 OP Units were exchanged for 202,361 shares of our common stock. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of December 31, 2010, the fair value of the OP Units exceeded the cost basis by $16.8 million, and the adjustment was recorded through capital in excess of par value. The value of the OP Units held by redeemable OP unitholder interests was $79.2 million and $57.3 million as of December 31, 2010 and December 31, 2009, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

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

We also have six partnerships in which we have equity interests, ranging from 51% to 96%, in 11 skilled nursing facilities, five assisted and independent living facilities, one continuing care retirement community and one specialty hospital (see Note 3). We consolidate the partnerships in our consolidated financial statements.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, which require stock-based compensation awards to be valued at the fair value on the date of grant and amortized as an expense over the vesting period and require any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income reflects stock-based compensation expense of $6.9 million in 2010, $7.0 million in 2009 and $5.8 million in 2008.

Income Taxes

We intend to continue to qualify as a REIT under Sections 856 through 860 of the Code, and accordingly, no provision has been made for federal income taxes. However, we are subject to certain state and local taxes on our income and/or property, and these amounts are included in the expense caption “General and administrative” on our consolidated income statements.

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our compliance with REIT requirements. Our determinations are based on interpretation of tax laws, and our conclusions may have an impact on the income tax expense recognized. Adjustments to income tax expense may be required as a result of (i) audits conducted by federal and state tax authorities; (ii) our ability to qualify as a REIT; (iii) the potential for built-in-gain recognized related to prior-tax-free acquisitions of C corporations; and (iv) changes in tax laws. Adjustments required in any given period are included in income, other than adjustments to income tax liabilities acquired in business combinations, which would be adjusted through goodwill.

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
December 31, 2010

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC 820 also specifies a three-level hierarchy of valuation techniques based upon whether the inputs reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect our own assumptions of market participant valuation (unobservable inputs) and requires the use of observable inputs if such data is available without undue cost and effort. The hierarchy is as follows:

•	Level 1 — quoted prices for identical instruments in active markets.

•	Level 2 — observable inputs other than Level 1 inputs, including quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and other derived valuations with significant inputs or value drivers that are observable or can be corroborated by observable inputs in active markets.

•	Level 3 — unobservable inputs or derived valuations with significant inputs or value drivers that are unobservable.

Fair value measurements as of December 31, 2010 are as follow:

	Fair Value	Level 1	Level 2	Level 3
	(In thousands)

Financial assets	$5,282	$5,282	$—	$—
Financial liabilities	(5,282)	(5,282)	—	—
Interest rate swaps	11,157	—	11,157	—
Redeemable OP unitholder interests	79,188	—	79,188	—

	$90,345	$—	$90,345	$—

Amounts related to our deferred compensation plan are invested in various financial assets, and the fair value of the corresponding assets and liabilities is based on market quotes. Interest rate swaps are valued using standard derivative pricing models that consider forward yield curves and discount rates. OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the REIT Shares Amount. As such, the fair value of OP Units outstanding as of December 31, 2010 is based on the closing price of our common stock on December 31, 2010, which was $36.38 per share.

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
December 31, 2010

based on discounting future cash flows utilizing current rates offered to us for debt of a similar type and remaining maturity.

The table below details the fair values and book values for mortgage and other loans receivable and the components of long-term debt as of December 31, 2010. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	Book Value	Fair Value
	(In thousands)

Mortgage loans receivable	$310,221	$314,534
Other loans receivable	$74,258	$66,461
Unsecured senior credit facility	$175,000	$175,000
Senior notes	$991,633	$1,090,446
Notes and bonds payable	$362,624	$353,144

During 2010, we acquired one mortgage loan (see Note 4) and assumed secured debt as part of certain acquisitions (see Note 10). The valuations were determined using Level 2 inputs of rates prevailing for comparable loans at the time of acquisition. During 2010, we recognized an impairment charge related to one asset held for sale, the fair value for which was determined using Level 2 and 3 inputs (see Note 7).

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

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 became effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which are effective January 1, 2011. The adoption of ASU 2010-06 has not and is not expected to have a material impact on our results of operations or financial position.

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
December 31, 2010

evaluated. ASU 2010-09 was effective upon issuance for all entities except conduit debt obligors. The adoption of ASU 2010-09 did not have an impact on our results of operations or financial position.

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, Receivables, to require additional disclosures regarding credit quality and the allowance for credit losses related to financing receivables, including credit quality indicators and past due and modification information. Disclosures must be disaggregated by segment and class. The disclosures as of the end of a reporting period became effective December 31, 2010, and the disclosures about activity that occurs during a reporting period are effective January 1, 2011. The adoption of these requirements did not have an impact on our results of operations or financial position.

3.	Real Estate Properties

As of December 31, 2010, we had direct ownership of:

Assisted and independent living facilities	267
Skilled nursing facilities	178
Continuing care retirement communities	10
Specialty hospitals	7
Triple-net medical office buildings	24
Multi-tenant medical office buildings, including 21 owned by consolidated joint ventures (see Note 5)	83
Development projects, including one owned by a consolidated joint venture (see Note 5)	2
Assets held for sale (see Note 7)	2

573

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 20 years and generally have two or more multiple-year renewal options. As of December 31, 2010, approximately 88% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of December 31, 2010, leases covering 417 triple-net leased facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $78.8 million. Under terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of December 31, 2010, leases covering 386 facilities contained provisions for property tax impounds, and leases covering 274 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

The following table lists our owned real estate properties, excluding assets held for sale, as of December 31, 2010:

				Total Real		Notes and
	Number of		Buildings and	Estate	Accumulated	Bonds
	Facilities	Land	Improvements	Investment	Depreciation	Payable
	(Dollar amounts in thousands)

Assisted and independent living facilities	267	$165,453	$1,645,881	$1,811,334	$316,024	$115,670
Skilled nursing facilities	178	90,732	1,007,133	1,097,865	255,793	—
Continuing care retirement communities	10	8,452	119,639	128,091	26,352	—
Specialty hospitals	7	6,114	70,089	76,203	19,147	—
Medical office buildings — triple-net	24	24,956	93,790	118,746	5,901	13,422
Medical office buildings — multi-tenant	83	43,827	743,213	787,040	47,384	233,532

	569	$339,534	$3,679,745	$4,019,279	$670,601	$362,624

Future minimum rentals on non-cancelable leases, including medical office building leases, as of December 31, 2010 are as follows:

Year	Rentals
(In thousands)

2011	$412,709
2012	$394,002
2013	$370,128
2014	$344,834
2015	$324,514
Thereafter	$1,631,980

In addition to the transactions with Pacific Medical Buildings LLC described below and in Note 5, during 2010, we acquired 21 skilled nursing facilities, 20 assisted and independent living facilities, seven medical office buildings and one continuing care retirement community subject to triple-net leases and 15 multi-tenant medical office buildings in 17 separate transactions for an aggregate investment of $437.2 million, including the assumption of $15.8 million of mortgage financing. The transactions included the acquisition of equity interests ranging from 91% to 96% in ten of the skilled nursing facilities, four of the assisted and independent living facilities and the continuing care retirement community. In connection with the acquisition of five of the assisted and independent living facilities and one of the skilled nursing facilities described above, we funded two unsecured loans totaling $5.5 million and funded an additional $0.4 million subsequent to acquisition during 2010.

During 2010, we acquired the remaining 55.05% interest in PMB SB 399-401 East Highland LLC (“PMB SB”), an entity affiliated with Pacific Medical Buildings LLC that owns two multi-tenant medical office buildings. PMB SB was valued at $17.4 million at the date of acquisition, and the acquisition was paid in a combination of cash and the assumption of $11.2 million of mortgage financing (of which $6.2 million was previously attributable to the controlling interest in PMB SB) (see Note 6).

During 2010, we also entered into an agreement to develop an assisted and independent living facility. The total budget for the project is $6.6 million. Costs of $1.2 million were incurred as of December 31, 2010 and are included in the caption “Development in progress” on our consolidated balance sheets.

During 2010, we funded $21.0 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions,

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. As of December 31, 2010, we had committed to fund additional expansions, construction and capital improvements of $14.5 million. During 2010, we also funded $2.0 million in capital and tenant improvements at certain multi-tenant medical office buildings.

During 2010, we sold nine skilled nursing facilities and three assisted and independent living facilities for net cash proceeds of $43.6 million that resulted in a total gain of $16.9 million which is included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements.

During 2010, we sold the assisted living portion of a continuing care retirement community, for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community (see Note 4) to the tenant of the facility. We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets (see Note 4). As we have a continuing interest in the facility, operating results from the facility are included in income from continuing operations on our consolidated income statements.

During 2010, we transferred and assigned our controlling interest in one consolidated partnership which owned one assisted and independent living facility (“Partnership A”) to our partner in exchange for our partner’s noncontrolling interest in a second consolidated partnership which owned one assisted and independent living facility (“Partnership B”). We had previously provided a mortgage loan to Partnership A which was assigned to our partner as part of the exchange transaction (see Note 4). Upon exchange of the ownership interests, the remaining $1.7 million of noncontrolling interests in the partnerships was eliminated.

During 2010, we transferred one skilled nursing facility and one medical office building to assets held for sale (see Note 7).

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

During 2009, we sold five skilled nursing facilities for a gross purchase price of $23.3 million that resulted in a total gain of $9.5 million which is included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements.

We recognized an impairment charge of $15.0 million related to one asset held for sale during 2010 (see Note 7). No impairments were recognized during 2009 or 2008.

4.	Mortgage Loans Receivable

As of December 31, 2010, we held 20 mortgage loans receivable secured by:

Multi-tenant medical office buildings	27
Skilled nursing facilities	20
Assisted and independent living facilities	12
Continuing care retirement communities	1
Land parcel	1

61

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

As of December 31, 2010, the mortgage loans receivable had an aggregate principal balance of $310.2 million and are reflected in our consolidated balance sheets net of aggregate deferred gains and discounts totaling $21.0 million, with individual outstanding balances ranging from $0.7 million to $83.1 million and maturities ranging from 2010 to 2031. We had a $6.6 million mortgage loan which matured during 2010 and is expected to be repaid during the first quarter of 2011. The borrower was current on all interest payments as of December 31, 2010, and the loan is included in the 2011 maturities in the table below. The principal balances of mortgage loans receivable as of December 31, 2010 mature as follows:

Year	Maturities
(In thousands)

2011	$111,889
2012	1,414
2013	8,366
2014	2,742
2015	3,145
Thereafter	182,665

310,221
Less: deferred gains and discounts	(21,034)

$289,187

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

The following table lists our mortgage loans receivable as of December 31, 2010:

					Original
	Facilities		Final	Estimated	Face	Carrying
	and Land	Interest	Maturity	Balloon	Amount of	Amount of
	Parcel	Rate	Date	Payment(1)	Mortgages	Mortgages
	(Dollar amounts in thousands)

Skilled Nursing Facilities:
California	7	12.25%	12/11	$57,477	$57,477	$47,575
California	1	12.09%	01/22	10,589	10,589	10,589
Florida	1	9.75%	12/18	5,358	5,630	5,484
Florida	1	11.59%	05/17	4,996	5,409	5,297
Illinois	1	9.00%	01/24	—	9,500	7,030
Indiana	1	10.40%	06/13	6,750	6,750	6,750
Kansas	2	11.58%	01/13	896	1,148	569
		6.80%	10/14	1,934	2,000	2,000
Louisiana	1	10.89%	04/15	2,453	3,850	3,041
Michigan	4	15.00%	06/10	6,604	6,671	6,604
Pennsylvania	1	10.82%	06/17	12,403	12,403	12,403

Subtotal	20			109,460	121,427	107,342

Assisted and Independent Living Facilities:
Delaware	1	10.50%	06/11	5,280	5,280	4,533
Florida	1	9.00%	11/11	6,220	6,220	4,415
Louisiana	1	10.50%	06/11	7,260	7,260	6,232
Massachusetts	1	9.52%	06/23	8,500	8,500	8,500
Ohio	1	10.50%	06/11	6,270	6,270	5,382
Tennessee	1	10.50%	06/11	5,280	5,280	4,533
Tennessee	1	9.00%	11/11	3,252	3,252	2,308
Virginia	1	10.50%	06/11	8,910	8,910	7,649
Virginia	1	9.00%	11/11	4,665	4,665	3,311
Washington	1	6.00%	07/17	6,030	6,856	6,098
Washington	1	8.00%	08/20	25,000	25,000	25,000
Washington	1	9.06%	03/31	5,229	5,229	4,237

Subtotal	12			91,896	92,722	82,198

Continuing Care Retirement Community:
Florida	1	9.38%	01/20	15,848	15,848	15,848

Subtotal	1			15,848	15,848	15,848

Medical Office Building:
Arizona	5	8.25%	03/17	16,792	16,792	16,792
California	4	8.25%	03/17	15,175	15,175	15,175
Florida	13	8.25%	03/17	42,884	42,884	42,884
Kentucky	1	8.25%	03/17	620	620	620
New Jersey	1	8.25%	03/17	1,787	1,787	1,787
Nevada	2	8.25%	03/17	4,734	4,734	4,734
West Virginia	1	8.25%	03/17	1,115	1,115	1,115

Subtotal	27			83,107	83,107	83,107

Land Parcel:
Texas	1	9.00%	09/12	692	692	692

Subtotal	1			692	692	692

	61			$301,003	$313,796	$289,187

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

(1)	Certain mortgage loans receivable require monthly principal and interest payments at level amounts over life to maturity and others require monthly interest only payments until maturity. Some mortgage loans receivable have interest rates which periodically adjust, but cannot decrease, which results in varying principal and interest payments over the life of the loan, in which case the balloon payments reflected are an estimate. Most mortgage loans receivable require a prepayment penalty based on a percentage of principal outstanding or a penalty based upon a calculation maintaining the yield we would have earned if prepayment had not occurred.

During 2010, we funded four mortgage loans secured by 27 medical office buildings, one assisted and independent living facility and four skilled nursing facilities in the amount of $155.3 million. In connection with the funding of a mortgage loan secured by one of the skilled nursing facilities, we agreed to fund up to $10.9 million to expand the facility and funded $1.9 million as of December 31, 2010. During 2010, we also acquired one mortgage loan secured by one assisted and independent living facility with an effective interest rate of 8.27% for $6.1 million, net of a $0.8 million discount, and secured a $2.0 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets with two skilled nursing facilities.

During 2010, we also funded $6.8 million and $52.8 million under loans to our consolidated joint ventures with PMB Gilbert LLC and PMB Pasadena LLC, respectively (see Note 5). As we consolidate these joint ventures, these balances have been eliminated for purposes of our consolidated financial statements.

During 2010, we sold the assisted living portion of a continuing care retirement community, for which we had an existing mortgage loan secured by the skilled nursing portion of such continuing care retirement community to the tenant of the facility. For facility count purposes, this was previously accounted for in real estate properties as a continuing care retirement community (see Note 3). We provided financing of $6.5 million related to the sale, including the concurrent repayment of a $0.7 million unsecured loan which had previously been included in the caption “Other assets” on our consolidated balance sheets, and funded an additional $0.4 million subsequent to the sale.

During 2010, we transferred and assigned our controlling interest in Partnership A to our partner in exchange for our partner’s noncontrolling interest in Partnership B (see Note 3). We had previously provided a mortgage loan in the amount of $5.2 million to Partnership A which was assigned to our partner as part of the exchange transaction. Fair value at the exchange transaction date was determined based on estimates considering factors and assumptions including historical operating results, available market information and known trends and market/economic conditions. The exchange transaction resulted in a $1.0 million gain which was deferred.

During 2010, we also funded $2.5 million on existing loans.

As of February 1, 2010, we acquired the multi-tenant medical office building which served as collateral for our $47.5 million mortgage loan from a related party, and as a result, the loan was retired (see Notes 5 and 22).

In 2009, we entered into an agreement with one of our triple-net tenants, Brookdale Senior Living, Inc. (“Brookdale”), under which we became a lender with an initial commitment of $8.8 million under their $230.0 million revolving loan facility. During 2009, we funded $7.5 million which was subsequently repaid. As of December 31, 2009, there was no balance outstanding. The revolving loan facility was terminated as of February 23, 2010. There was no balance outstanding at the date of termination.

During 2009, we also funded an additional $2.5 million on existing mortgage loans.

During 2009, one mortgage loan totaling $3.7 million (including $0.7 million funded during 2009) was prepaid.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

The following table summarizes the changes in mortgage loans receivable, net during 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(In thousands)

Balance at January 1	$158,113	$159,899
New mortgage loans	164,722	7,461
Issuance of mortgage loan receivables upon sale of real estate/disposition
of noncontrolling interest	11,487	—
Additional fundings on existing mortgage loans	2,500	2,521
Securitization of previously unsecured loan	2,000
Deferred gains	(993)	—
Discount	(758)	—
Amortization of deferred gains, premiums and discounts, net	159	(58)
Collection of principal	(543)	(11,710)
Retirement of mortgage loan upon acquisition of real estate	(47,500)	—

Balance at December 31	$289,187	$158,113

As of December 31, 2010 we had one mortgage loan to Brookdale secured by five assisted and independent living facilities with a carrying value of $28.3 million (net of a deferred gain of $4.7 million). The loan had a stated maturity date of June 2011 and was prepaid during January 2011 (see Notes 14 and 24).

5.	Medical Office Building Joint Ventures

NHP/PMB L.P.

In February 2008, we entered into an agreement (the “Contribution Agreement”) with Pacific Medical Buildings LLC and certain of its affiliates to acquire up to 18 multi-tenant medical office buildings, including six that were in development, for $747.6 million, including the assumption of approximately $282.6 million of mortgage financing. Under the Contribution Agreement, in 2008, NHP/PMB acquired interests in nine of the 18 medical office buildings, one of which consisted of a 50% interest through a joint venture which is consolidated by NHP/PMB. During 2008, we also acquired one of the 18 medical office buildings directly (not through NHP/PMB). During 2009, we elected to terminate the Contribution Agreement with respect to six properties after the conditions for us to close on such properties were not satisfied. As a result of the elimination of these six properties, under the Contribution Agreement, NHP/PMB became obligated to pay $3.0 million (the “2009 Premium Adjustment”), of which $2.7 million was payable to Pacific Medical Buildings LLC. The portion of the 2009 Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.2 million in cash and the issuance of 2,551 additional OP Units with an aggregate cost basis of $0.1 million. As a result of the cash and stock paid with respect to the Current Premium Adjustment, we received an additional 6,481 Class B limited partnership units in NHP/PMB.

As of February 1, 2010, we entered into an amendment to the Contribution Agreement which reinstated one of the six properties that were previously eliminated from the Contribution Agreement. NHP/PMB acquired this multi-tenant medical office building for $74.0 million, which was paid in a combination of cash and the issuance of 301,599 OP Units with a fair value at the date of issuance of $10.0 million. As a result of such acquisition, we retired our $47.5 million mortgage loan from a related party to which such acquired medical office building had served as collateral (see Note 22). Additionally, as of February 1, 2010, we acquired a majority ownership interest in a joint venture which owns one multi-tenant medical office building (see NHP/PMB Gilbert LLC below), amended and restated our agreement with NHP/PMB, PMB LLC and PMB Real Estate Services LLC (“PMBRES”) as described

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

below and amended our agreement with PMB Pomona LLC to provide for the future acquisition by NHP/PMB of a medical office building currently in development (see Note 22). In connection with these transactions, NHP/PMB entered into a Third Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB, which, among other things, authorized NHP/PMB to acquire properties affiliated with Pacific Medical Buildings LLC pursuant to agreements other than the Contribution Agreement.

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

The amendment to the Contribution Agreement dated as of March 1, 2010 also eliminated one of the two remaining properties from the Contribution Agreement, however, we concurrently entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) to acquire this property (see NHP/PMB Pasadena LLC below). As a result of the elimination of this property from the Contribution Agreement, NHP/PMB became obligated to pay $2.1 million (the “2010 Premium Adjustment”), of which $1.9 million was payable to Pacific Medical Buildings LLC in cash. The portion of the 2010 Premium Adjustment not payable to Pacific Medical Buildings LLC was paid in the form of $0.1 million in cash and the issuance of 1,788 additional OP Units with an aggregate value of $57,000. As a result of the payment, we received an additional 4,514 Class B limited partnership units in NHP/PMB. Under the Contribution Agreement, if the agreement is terminated with respect to the remaining development property, NHP/PMB will become obligated to pay approximately $2.4 million (the “Future Premium Adjustment”) which has been accrued as of December 31, 2010 and of which a portion would be payable to Pacific Medical Buildings LLC.

Under the terms of the Contribution Agreement, a portion of the consideration for the multi-tenant medical office buildings is paid in the form of OP Units. After a one-year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the REIT Shares Amount. During 2010, 30,166 OP Units were converted into 30,166 shares of our common stock. During 2009, 202,361 OP Units were converted into 202,361 shares of our common stock. As of December 31, 2010, 1,599,586 of the remaining OP Units had been outstanding for one year or longer and were exchangeable for cash of $58.2 million. During 2010 and 2009, cash distributions from NHP/PMB of $3.6 million and $3.1 million, respectively, were made to OP unitholders.

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
December 31, 2010

and PMB Mission Hills 1 LLC under which the interests in the joint venture will be contributed to NHP/PMB subsequent to completion of development in accordance with the terms of the Pipeline Agreement.

During 2010 and 2009, NHP/PMB funded $0.7 million and $0.2 million, respectively, in capital and tenant improvements at certain facilities.

All intercompany balances with NHP/PMB have been eliminated for purposes of our consolidated financial statements.

NHP/PMB Gilbert LLC

As of February 1, 2010, we entered into a joint venture with PMB Gilbert LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Gilbert LLC (“Gilbert JV”) to acquire a multi-tenant medical office building. PMB Gilbert LLC contributed the multi-tenant medical office building to Gilbert JV, and we contributed $6.3 million in cash. Additionally, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding as of December 31, 2010. We hold a 71.17% equity interest in the joint venture and PMB Gilbert LLC holds a 28.83% equity interest. PMB Gilbert LLC is the managing member of Gilbert JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of February 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Gilbert LLC, NHP/PMB may in the future acquire Gilbert JV if certain conditions are met.

Net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could be recording more or less income than the joint venture has generated or more or less income than actual cash distributions received and more or less than what we may receive in the event of an actual liquidation. During 2010, operating cash distributions from Gilbert JV of $0.2 million and $4,000 were made to us and to PMB Gilbert LLC, respectively.

During 2010, Gilbert JV funded $0.1 million in capital and tenant improvements at certain facilities.

All intercompany balances with Gilbert JV have been eliminated for purposes of our consolidated financial statements.

NHP/PMB Pasadena LLC

As of March 1, 2010, we entered into a joint venture with PMB Pasadena LLC (an entity affiliated with Pacific Medical Buildings LLC) called NHP/PMB Pasadena LLC (“Pasadena JV”) to acquire a multi-tenant medical office building. PMB Pasadena LLC contributed the multi-tenant medical office building to Pasadena JV, and we contributed $13.5 million in cash. Additionally, we provided Pasadena JV with a $56.5 million mortgage loan at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), of which $49.8 million has been funded, and a $3.0 million mezzanine loan at an interest rate of 15.00%, both of which remain outstanding as of December 31, 2010. We hold a 71% equity interest in the joint venture and PMB Pasadena LLC holds a 29% equity interest. PMB Pasadena LLC is the managing member of Pasadena JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of March 1, 2010, among us, NHP/PMB, Pacific Medical Buildings LLC and PMB Pasadena LLC, NHP/PMB may in the future acquire Pasadena JV if certain conditions are met.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

Net income or loss is allocated between the partners in the joint venture based on the HLBV method. During 2010, operating cash distributions from Pasadena JV of $0.1 million were made to us.

During 2010, Pasadena JV funded $0.3 million in capital and tenant improvements at certain facilities.

All intercompany balances with Pasadena JV have been eliminated for purposes of our consolidated financial statements.

PDP Mission Hills 1 LLC

As of September 23, 2010, we entered into a joint venture with PMB Mission Hills 1 LLC (an entity affiliated with Pacific Medical Buildings LLC) called PDP Mission Hills 1 LLC (“Mission Hills JV”) to develop a medical office building. We contributed $14.7 million in cash, and PMB Mission Hills 1 LLC contributed $1.8 million in cash, and the joint venture acquired the land on which the medical office building is to be developed for $15.5 million. The total budget for the project is $53.0 million, and construction is expected to commence in early 2011. We hold an 89.1% equity interest in the joint venture and PMB Mission Hills 1 LLC holds a 10.9% equity interest. PMB Mission Hills 1 LLC is the managing member of Mission Hills JV, but we consolidate the joint venture in our consolidated financial statements. The accounting policies of the joint venture are consistent with our accounting policies. Pursuant to a contribution agreement dated as of September 23, 2010, among us, NHP/PMB, PMB LLC and PMB Mission Hills 1 LLC, the interests in the joint venture will be contributed to NHP/PMB subsequent to completion of development in accordance with the terms of the Pipeline Agreement.

During 2010, Mission Hills JV incurred costs of $16.6 million (including the land acquisition) which is included in the caption “Development in progress” on our consolidated balance sheets.

Net income or loss is allocated between the partners in the joint venture based on the HLBV method. No cash distributions were made during 2010.

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

As of December 31, 2010, McShane/NHP owned seven multi-tenant medical office buildings located in one state.

Cash distributions from McShane/NHP are made in accordance with the members’ ownership interests and will continue to be made until specified returns are achieved. As the specified returns are achieved, McShane will receive an increasing percentage of the cash distributions from the joint venture. During 2010, operating cash distributions from McShane/NHP of $1.1 million and $0.1 million were made to us and to McShane, respectively. During 2009, operating cash distributions from McShane/NHP of $0.9 million and $0.1 million were made to us and to McShane, respectively.

During 2010 and 2009, McShane/NHP funded $1.0 million and $1.4 million, respectively, in capital and tenant improvements at certain facilities.

All intercompany balances with McShane/NHP have been eliminated for purposes of our consolidated financial statements.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

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

During the period from January 1, 2009 through August 21, 2009, Broe I exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012. Both loans were prepaid during 2010.

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

6.	Investment in Unconsolidated Joint Ventures

The following table sets forth the amounts from our unconsolidated joint ventures included in the caption “Income from unconsolidated joint ventures” on our consolidated income statements for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Management fees:
State pension fund investor	$4,477	$4,128	$3,940
NHP share of net income (loss):
State pension fund investor	1,033	969	250
PMBRES	(44)	(13)	(273)
PMB SB	12	17	(14)

	$5,478	$5,101	$3,903

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

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

As of December 31, 2010, the joint venture owned 19 assisted and independent living facilities, 14 skilled nursing facilities and one continuing care retirement community located in nine states.

During 2010, the joint venture prepaid two loans totaling $4.3 million with a weighted average rate of 9.16%, and placed $12.0 million of mortgage financing on a portion of its portfolio resulting in net cash distributions of $5.5 million and $1.8 million to our joint venture partner and to us, respectively.

During 2009, the joint venture retired three loans totaling $8.8 million with a weighted average rate of 6.37%, secured by six facilities, for $7.5 million, resulting in a net gain of $1.3 million which is reflected as gain on debt extinguishment, net on the joint venture’s income statements. In connection with the debt retirement, we made contributions of $1.9 million to the joint venture.

During 2008, the joint venture entered into an interest rate swap contract that is designated as effectively hedging the variability of expected cash flows related to variable rate debt placed on a portion of its portfolio. The cash flow hedge has a fixed rate of 4.235%, a notional amount of $126.1 million and expires on January 1, 2015. The fair value of this contract as of December 31, 2010 and 2009 was $12.8 million and $8.2 million, respectively, which is included as a liability on the joint venture’s balance sheets.

During 2010 and 2009, we made additional contributions of $0.1 million and $0.2 million, respectively, to the joint venture. Cash distributions from the joint venture are made in accordance with the members’ ownership interests until specified returns are achieved. As the specified returns are achieved, we will receive an increasing percentage of the cash distributions from the joint venture. During 2010 and 2009, we received additional distributions of $3.5 million and $2.3 million, respectively, from the joint venture. In addition to our share of the income, we receive a monthly management fee calculated as a percentage of the equity investment in the joint venture. This fee is included in our income from unconsolidated joint ventures and in the general and administrative expenses on the joint venture’s income statement.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

The unaudited condensed balance sheet and income statement for the joint venture below present its financial position as of December 31, 2010 and 2009 and its results of operations for the years ended December 31, 2010, 2009 and 2008.

BALANCE SHEET

	Year Ended December 31,
	2010	2009
	(In thousands)

ASSETS
Investments in real estate:
Land	$38,892	$38,892
Buildings and improvements	535,529	532,470

	574,421	571,362
Less accumulated depreciation	(61,780)	(42,878)

	512,641	528,484
Cash and cash equivalents	4,769	3,689
Other assets	7,306	6,823

	$524,716	$538,996

LIABILITIES AND EQUITY
Notes and bonds payable	$340,924	$334,066
Accounts payable and accrued liabilities	17,488	13,524
Equity	166,304	191,406

	$524,716	$538,996

INCOME STATEMENT

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue:
Rent	$48,173	$46,502	$45,541
Interest and other income	248	135	101

	48,421	46,637	45,642

Expenses:
Interest expense	20,593	20,665	19,939
Depreciation and amortization	18,913	18,740	18,359
General and administrative	4,769	4,667	6,345

	44,275	44,072	44,643

Operating income	4,146	2,565	999
Gain on debt extinguishment, net	—	1,327	—

Net income	4,146	3,892	999
Net income attributable to noncontrolling interests	(13)	(13)	—

Net income available to joint venture members	$4,133	$3,879	$999

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

PMB Real Estate Services LLC

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company. The transaction closed on April 1, 2008. In consideration for the 50% interest, we paid $1.0 million at closing, and we will make an additional payment on or before March 31, 2011 equal to six times the normalized net operating profit of PMBRES for 2010 (less the amount of all prior payments). An additional payment equal to six times the Normalized Net Operating Profit, as defined, of PMBRES for 2009 was to be made on or before March 31, 2010. During 2009, PMBRES had a net operating loss, and as such, no additional payment was made on or before March 31, 2010. PMBRES provides property management services for 33 multi-tenant medical office buildings that we own or in which we have an ownership interest.

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

7.	Assets Held for Sale

During 2010, we transferred one skilled nursing facility and one medical office building to assets held for sale. The skilled nursing facility was sold in January 2011 for net cash proceeds of $0.8 million (see Note 24). The tenant of the medical office building has filed bankruptcy, and an impairment charge of $15.0 million was recognized in discontinued operations based on broker estimates of fair value, comparable sales in the local submarket and an unsolicited cash offer received during 2010. We intend to sell the medical office building within one year.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

8.	Intangible Assets and Liabilities

Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. Intangible liabilities include below market tenant and ground lease intangible liabilities and are included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. As of December 31, 2010 and 2009, intangible assets and liabilities consisted of:

	December 31,
	2010	2009
	(Dollars in thousands)

Gross intangible assets	$211,134	$129,979
Accumulated amortization	(47,896)	(36,322)

Weighted average amortization period in years	$163,238	$93,657

	24.8	23.4

Gross intangible liabilities	$18,643	$18,268
Accumulated amortization	(5,398)	(3,890)

	$13,245	$14,378

Weighted average amortization period in years	30.4	33.5

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Amortization:
Above/below market lease intangibles	$342	$(585)	$(559)
Other intangible assets and liabilities	16,548	14,662	11,912

	$16,890	$14,077	$11,353

As of December 31, 2010, the future estimated aggregate amortization related to intangible assets and liabilities is as follows:

	Intangible	Intangible	Net Intangible
	Assets	Liabilities	Amortization
	(In thousands)

2011	$20,355	$1,269	$19,086
2012	17,646	1,139	16,507
2013	15,335	1,081	14,254
2014	5,663	912	4,751
2015	10,878	788	10,090
Thereafter	93,361	8,056	85,305

	$163,238	$13,245	$149,993

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

9.	Other Assets

As of December 31, 2010 and 2009, other assets consisted of:

	December 31,
	2010	2009
	(In thousands)

Other receivables, net of reserves of $6.1 million and $4.2 million at December 31, 2010 and 2009, respectively	$68,200	$68,535
Straight-line rent receivables, net of reserves of $114.7 million and $108.3 million at December 31, 2010 and 2009, respectively	39,331	27,450
Prepaid ground leases	12,804	10,051
Investments and restricted funds	12,567	9,545
Interest rate swaps	11,157	—
Deferred financing costs	8,566	11,366
Capitalized lease and loan origination costs	1,910	2,418
Other	3,500	3,787

	$158,035	$133,152

Included in other receivables at both December 31, 2010 and 2009, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million. The loans mature in March 2017.

10.	Debt

Unsecured Senior Credit Facility

As of December 31, 2010, we had $175.0 million outstanding on our $700.0 million revolving unsecured senior credit facility. There was no balance outstanding as of December 31, 2009. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at December 31, 2010) or applicable LIBOR plus 0.70% (1.01% at December 31, 2010). On March 12, 2009, our credit rating from Fitch Ratings was upgraded to BBB from BBB-, and on April 1, 2009, our credit rating from Moody’s was upgraded to Baa2 from Baa3. As a result, the spread over LIBOR decreased from 0.85% to 0.70%. We pay a facility fee of 0.15% per annum on the total commitment under the agreement. Effective June 25, 2010, we exercised our option to extend the maturity date by one year to December 15, 2011.

Our credit facility requires us to maintain, among other things, the financial covenants detailed below. As of December 31, 2010, we were in compliance with these covenants:

	Requirement		Actual
	(Dollar amounts in thousands)

Minimum net asset value	$820,000		$3,242,217
Maximum total indebtedness to capitalization value	60%		33%
Minimum fixed charge coverage ratio	1.75	x	3.35	x
Maximum secured indebtedness ratio	30%		9%
Maximum unencumbered asset value ratio	60%		26%

Our credit facility allows us to exceed the 60% requirements, up to a maximum of 65%, on the maximum total indebtedness to capitalization value and maximum unencumbered asset value ratio for up to two consecutive fiscal quarters.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

Senior Notes

The aggregate principal amount of notes outstanding at each of December 31, 2010 and 2009 was $991.6 million, and the weighted average interest rate on the notes was 6.47%. The weighted average maturity was 4.0 years and 5.0 years as of December 31, 2010 and 2009, respectively.

During 2009, we repaid at maturity $32.0 million of senior notes with a weighted average interest rate of 7.76%, and $2.6 million of senior notes with an interest rate of 6.90% and final maturity in 2037 were put to us for payment.

During 2009, we retired $30.0 million of senior notes with an interest rate of 6.25% due in February 2013 for $25.4 million, resulting in a net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment.

Notes and Bonds Payable

The aggregate principal amount of notes and bonds payable at December 31, 2010 was $362.6 million. Notes and bonds payable are due through the year 2037, at interest rates ranging from 1.00% to 8.63% and are secured by real estate properties with an aggregate net book value as of December 31, 2010 of $512.9 million. As of December 31, 2010, the weighted average interest rate on the notes and bonds payable was 5.59% and the weighted average maturity was 7.2 years. As of December 31, 2009, the aggregate amount of notes and bonds payable was $431.5 million, and the notes and bonds payable had a weighted average interest rate of 5.34% and a weighted average maturity of 6.9 years.

During 2010, we assumed mortgages as part of certain acquisitions totaling $125.3 million.

During 2010, we repaid at maturity $67.2 million of secured debt with a weighted average interest rate of 5.24% and prepaid $118.3 million of secured debt with a weighted average interest rate of 4.73%.

During 2010, we exercised a 12-month extension option on a $32.4 million loan that was scheduled to mature in April 2010 and subsequently prepaid the loan.

During 2009, prior to our acquisition of Broe’s interests in two consolidated joint ventures we had with them (see Note 5), an additional $6.9 million was funded on existing loans secured by a portion of the Broe I and Broe II portfolios. Additionally, Broe I exercised the first of two available 12-month extension options on a $32.9 million loan that was scheduled to mature in April 2009 and refinanced one additional $6.4 million loan that was scheduled to mature in February 2009, extending its maturity to February 2012. Both loans were prepaid during 2010.

During 2009, we prepaid $2.7 million of fixed rate secured debt with an interest rate of 8.75%.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

Debt Maturities

The principal balances of our debt as of December 31, 2010 mature as follows:

		Senior	Notes and Bonds
	Credit Facility	Notes	Payable	Total
	(In thousands)

2011	$175,000	$339,040	$—	$514,040
2012	—	72,950	38,384	111,334
2013	—	269,850	38,100	307,950
2014	—	—	37,596	37,596
2015	—	234,420	35,319	269,739
Thereafter(1)	—	75,373	213,225	288,598

	$175,000	$991,633	$362,624	$1,529,257

(1)	There are $52.4 million of senior notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1 of any of the following years: 2012, 2017 or 2027. There are $23.0 million of senior notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7 of any of the following years: 2013, 2018, 2023 or 2028.

11.	Stockholders’ Equity

Preferred Stock

During 2004, we issued 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $100 per share. The Series B Preferred Stock was convertible upon the occurrence of certain events.

During 2009, the Series B Preferred Stock was convertible from October 1, 2009 to December 31, 2009, and during that time, approximately 235,000 shares were converted into approximately 1,061,000 shares of common stock at a weighted average conversion price of $22.20 per share (equivalent to 4.5054 shares of common stock per share of Series B Preferred Stock).

There were 513,644 shares of Series B Preferred Stock outstanding as of December 31, 2009. As of December 31, 2009, if all of the Series B Preferred Stock were to have converted, it would have resulted in the issuance of approximately 2,319,000 common shares.

On January 18, 2010, we redeemed all outstanding shares of our Series B Preferred Stock at a redemption price of $103.875 per share plus an amount equal to accumulated and unpaid dividends thereon to the redemption date ($0.3875), for a total redemption price of $104.2625 per share, payable only in cash. As a result of the redemption, each share of Series B Preferred Stock was convertible until January 14, 2010 into 4.5150 shares of common stock. During that time, 512,727 shares were converted into approximately 2,315,000 shares of common stock. On January 18, 2010, we redeemed 917 shares that remained outstanding.

Common Stock

We enter into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. On January 15, 2010, we entered into two sales agreements to sell up to an aggregate of 5,000,000 shares of our common stock from time to time. When that program was completed, we entered into two additional sales agreements on July 2, 2010 to sell up to an aggregate of an additional 5,000,000 shares of our common stock from time to time. During 2010, we issued and sold approximately

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

9,141,000 shares of common stock at a weighted average price of $37.04 per share, resulting in net proceeds of approximately $335.1 million after sales agent fees. During 2009, we issued and sold approximately 9,537,000 shares of common stock at a weighted average price of $30.34 per share, resulting in net proceeds of approximately $286.3 million after sales agent fees.

We sponsor a dividend reinvestment and stock purchase plan that enables existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock. Prior to November 27, 2009, the plan also allowed investors to acquire shares of our common stock for cash, subject to certain limitations, including a maximum monthly investment of $10,000, at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. The discount during 2010 and 2009 was 2%. During 2010, we issued approximately 150,000 shares of common stock, at an average price of $33.26 per share, resulting in proceeds of approximately $5.0 million. During 2009, we issued approximately 1,083,000 shares of common stock, at an average price of $28.27 per share, resulting in proceeds of approximately $30.6 million.

On January 18, 2010, we redeemed all outstanding shares of Series B Preferred Stock, and as a result, 512,727 shares of Series B Preferred Stock were converted into approximately 2,315,000 shares of common stock during the period from January 1, 2010 to January 14, 2010. During 2009, approximately 235,000 shares of Series B Preferred Stock were converted into approximately 1,061,000 shares of common stock.

During 2010, 30,166 OP Units issued by NHP/PMB were exchanged for 30,166 shares of common stock, and during 2009, 202,361 OP Units issued by NHP/PMB were exchanged for 202,361 shares of common stock (see Note 5).

12.	Stock Incentive Plan

Under the terms of a stock incentive plan (the “Plan”), we reserved for issuance 6,000,000 shares of common stock. As of December 31, 2010, approximately 4.1 million shares of common stock remained available for issuance under the Plan. Under the Plan, as amended, we may issue stock options, restricted stock, restricted stock units, performance shares, stock appreciation rights and dividend equivalents.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

Summaries of the status of stock options granted to officers, restricted stock and restricted stock units granted to directors and restricted stock, restricted stock units, performance shares and stock appreciation rights granted to employees as of December 31, 2010, 2009 and 2008 and changes during the years then ended are as follow:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock Options:
Outstanding at beginning of year	525,125	$21.37	387,972	$17.82	569,749	$18.80
Granted	270,100	31.97	242,900	25.40	—	—
Exercised	(207,593)	19.39	(101,347)	17.25	(181,777)	20.91
Forfeited	—	—	(4,400)	25.40	—	—
Expired	—	—	—	—	—	—

Outstanding at end of year	587,632	$26.94	525,125	$21.37	387,972	$17.82

Exercisable at end of year	158,532	$19.93	286,625	$18.02	387,972	$17.82

Intrinsic value — exercised	$3,310		$1,438		$2,472

Intrinsic value — outstanding	$5,546

Intrinsic value — exercisable	$2,609

Restricted Stock and Restricted Stock Units:
Outstanding at beginning of year	385,786	$28.17	386,687	$28.47	402,152	$27.30
Awarded	63,218	34.14	35,650	26.24	55,917	33.95
Dividend equivalents	28,269	36.04	55,377	26.96	51,167	29.47
Vested	(99,349)	29.94	(88,848)	27.84	(108,573)	27.16
Cancelled	(250)	32.70	—	—	—	—
Forfeited	(4,627)	30.23	(3,080)	30.59	(13,976)	30.78

Outstanding at end of year	373,047	$29.28	385,786	$28.17	386,687	$28.47

Fair value — vested	$2,975		$2,473		$2,949

Performance Shares:
Outstanding at beginning of year	278,302	$22.79	228,002	$24.27	78,300	$30.95
Awarded	147,600	25.51	127,300	24.62	175,002	21.28
Vested	(153,302)	21.30	(68,900)	31.02	—	—
Forfeited	—	—	(8,100)	23.15	(25,300)	24.26

Outstanding at end of year	272,600	$25.10	278,302	$22.79	228,002	$24.27

Stock Appreciation Rights:
Outstanding at beginning of year	521,934	$6.96	538,034	$6.94	268,000	$7.44
Awarded	—	—	—	—	329,434	6.54
Vested(1)	(233,000)	7.47	(8,000)	6.39	(9,033)	7.47
Forfeited	—	—	(8,100)	6.45	(50,367)	6.85

Outstanding at end of year	288,934	$6.54	521,934	$6.96	538,034	$6.94

(1)	Some SARs were vested and settled in 2009 and 2008. At the time of settlement, the market price of the stock was below the exercise price of the SAR.

Stock options granted under the Plan become exercisable each year following the date of grant in annual increments of one-third, are exercisable at the market price of our common stock on the date of grant and have a 10 year life. The fair value per share of the options granted during 2010 and 2009 was estimated on the date of grant

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

using a Black-Scholes option valuation model using the assumptions in the table below. The risk free rate of return was based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility was based on historical volatility for a period equal to the expected life. The following table summarizes the assumptions used in estimating the fair value of options granted during 2010 and 2009:

	2010	2009

Fair value per share on date of grant	$6.27	$4.30
Assumptions:
Risk-free rate of return	2.73%	2.42%
Expected life in years	6	6
Expected volatility	34.5%	36.9%
Expected dividend yield	5.51%	7.15%

We received $4.0 million, $1.3 million and $3.2 million for stock option exercises in 2010, 2009 and 2008, respectively.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2010:

		Outstanding			Exercisable
				Weighted
			Weighted	Average		Weighted
			Average	Remaining		Average
Exercise Prices		Number	Exercise	Contractual	Number	Exercise
Low	High	of Shares	Price	Life	of Shares	Price

$14.20	$16.23	30,047	$14.68	1.3	30,047	$14.68
$18.48	$21.29	113,316	$20.58	2.7	113,316	$20.58
$25.40	$31.97	444,269	$29.39	8.6	15,169	$25.40

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

Starting in 2007, performance shares and stock appreciation rights were granted as long-term incentive compensation awards for the officers and certain employees in place of restricted stock or restricted stock units. A percentage (ranging from 50% to 200%) of the number of performance shares granted is eligible to become earned and vested based on our total stockholder return (“TSR”) over a three year period, starting from the beginning of the year of grant, relative to the TSR of the companies comprising the NAREIT Index as of the end of the year prior to the year of grant, except that the percentage is capped at 100% if TSR is negative. The stock appreciation right grants vest in increments of one third per year for three years and earn dividend equivalents credited in the form of stock units.

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
December 31, 2010

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

Compensation expense related to awards of stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights are measured at fair value on the date of grant and amortized over the relevant service period. The fair value of restricted stock, restricted stock unit and performance share awards is based on the market price of our common stock on the date of grant. The fair value of stock appreciation right awards was estimated on the date of grant using a Black-Scholes option valuation model. Compensation expense related to director restricted stock awards was $0.7 million in 2010, $0.7 million in 2009 and $0.6 million in 2008. Compensation expense related to employee stock options, restricted stock, restricted stock units, performance shares and stock appreciation rights awards was $6.2 million in 2010, $6.3 million in 2009 and $5.2 million in 2008. We expect to expense $11.4 million related to director and employee stock options, restricted stock, and employee restricted stock units, performance shares and stock appreciation rights over the remainder of the respective one to ten year service periods.

Awards of dividend equivalents accompany the stock option grants beginning in 1996 on a one-for-one basis. For stock options granted prior to 2009, such dividend equivalents are payable in cash from the time the options are fully vested until such time as the corresponding stock option is exercised, based upon a formula approved by the Compensation Committee of the board of directors. For stock options granted in 2009 and 2010, such dividend equivalents are payable in cash during the first three years after the date of grant, regardless of whether the stock options have been exercised, but dividend payments cease upon termination of employment. In addition, dividend equivalents are paid on restricted stock and restricted stock units prior to vesting. ASC 718 provides that payments related to the dividend equivalents are treated as dividends. If an employee were to leave before all restricted stock or restricted stock units had vested, any dividend equivalents previously paid on the unvested shares or units would be expensed.

13.	Earnings Per Share (EPS)

Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.

Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B Preferred Stock, which was redeemed on January 18, 2010 (see Note 11) and/or OP Units. There were 270,100 stock options that would not be dilutive for 2010. The calculation below excludes 7,000 and 297,000 stock appreciation rights that would not be

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

dilutive for 2009 and 2008, respectively. The Series B Preferred Stock is not dilutive for any period presented. The following table sets forth the components of the basic and diluted EPS calculations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Numerator:
Income from continuing operations	$137,224	$121,800	$102,423
Net loss (income) attributable to noncontrolling interests	1,643	(668)	131
Net income attributable to participating securities	(1,318)	(816)	(221)
Undistributed earnings attributable to participating securities	—	—	(478)
Series B preferred stock dividends	—	(5,350)	(7,637)

Numerator for Basic and Diluted EPS from continuing operations	$137,549	$114,966	$94,218

Numerator for Basic and Diluted EPS from discontinued operations	$4,899	$27,258	$165,584

Denominator:
Basic weighted average shares outstanding	121,687	106,329	97,246
Effect of dilutive securities:
Stock options	50	75	100
Other share-settled compensation plans	472	349	335
OP Units	2,130	1,794	1,082

Diluted weighted average shares outstanding	124,339	108,547	98,763

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.13	$1.08	$0.97
Discontinued operations attributable to NHP common stockholders	0.04	0.26	1.70

Net income attributable to NHP common stockholders	$1.17	$1.34	$2.67

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$1.11	$1.06	$0.95
Discontinued operations attributable to NHP common stockholders	0.04	0.25	1.68

Net income attributable to NHP common stockholders	$1.15	$1.31	$2.63

14.	Transactions with Significant Lessees

As of December 31, 2010, 93 triple-net leased facilities are leased to and operated by subsidiaries of Brookdale. Revenues from Brookdale were $54.3 million, $55.0 million and $54.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, Brookdale accounted for 12.2% of our revenues.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

As of December 31, 2010 we had one mortgage loan to Brookdale secured by five assisted and independent living facilities with a carrying value of $28.3 million (net of a deferred gain of $4.7 million). The loan had a stated maturity date of June 2011 and was prepaid during January 2011 (see Notes 4 and 24).

In 2009, we entered into an agreement with Brookdale under which we became a lender with an initial commitment of $8.8 million under their $230.0 million revolving loan facility (see Note 4). During 2009, we funded $7.5 million which was subsequently repaid. As of December 31, 2009, there was no balance outstanding. The revolving loan facility was terminated as of February 23, 2010. There was no balance outstanding at the date of termination.

15.	Discontinued Operations

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Rental income	$5,319	$7,445	$17,418
Interest and other income	1	35	43

	5,320	7,480	17,461

Expenses:
Interest expense	—	—	1,093
Depreciation and amortization	2,352	4,097	5,685
General and administrative	11	33	78
Medical office building operating expenses	—	—	16

	2,363	4,130	6,872

Income from discontinued operations	2,957	3,350	10,589
Impairments	(15,006)	—	—
Gain on sale of facilities, net	16,948	23,908	154,995

	$4,899	$27,258	$165,584

16.	Derivatives

During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on December 31, 2010 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $11.2 million at December 31, 2010.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

During August and September 2007, we entered into four six-month Treasury lock agreements totaling $250.0 million at a weighted average rate of 4.212%. We entered into these Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our October 2007 issuance of $300.0 million of notes which mature in 2013. These Treasury lock agreements were settled in cash on October 17, 2007 for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $300.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparties to those agreements made payments to us of $1.6 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. During 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement amounts was expensed and is included in the net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment. We expect to record $0.3 million of amortization during 2011.

In June 2006, we entered into two $125.0 million, two-month Treasury lock agreements in order to hedge the expected interest payments associated with a portion of our July 2006 issuance of $350.0 million of notes which mature in 2011. These Treasury lock agreements were settled in cash on July 11, 2006, concurrent with the pricing of the $350 million of notes, for an amount equal to the present value of the difference between the locked Treasury rates and the unwind rate. We reassessed the effectiveness of these agreements at the settlement date and determined that they were highly effective cash flow hedges under ASC 815 for $250.0 million of the $350.0 million of notes as intended. The prevailing Treasury rate exceeded the rates in the Treasury lock agreements and, as a result, the counterparty to those agreements made payments to us of $1.2 million, which was recorded as other comprehensive income. The settlement amounts are being amortized over the life of the debt as a yield reduction. We expect to record $0.1 million of amortization during 2011.

During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Notes 6 and 17).

The following table sets forth amounts included on our consolidated income statements related to the amortization of the Treasury lock agreements for the periods presented:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

2007 Treasury lock agreements	$263	$370	$279
2006 Treasury lock agreements	256	240	232

	$519	$610	$511

17.	Comprehensive Income

We recorded the August 2010 swap agreements under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $11.2 million at December 31, 2010.

We recorded the August and September 2007 Treasury lock agreements on our consolidated balance sheets at their estimated fair value of $0.1 million as of September 30, 2007. In connection with the settlement of the August and September 2007 Treasury lock agreements on October 17, 2007, we recognized a gain of $1.6 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $300.0 million of notes which mature in 2013 as a yield reduction. During 2009, we retired $30.0 million of the $300.0 million of senior notes (see Note 10). In connection with the retirement, $0.1 million of the settlement

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

amounts was expensed and is included in the net gain of $4.6 million which is reflected on our consolidated income statements as gain on debt extinguishment. We expect to record $0.3 million of amortization during 2011.

We recorded the June 2006 Treasury lock agreements on our consolidated balance sheets at their estimated fair value of $1.6 million at June 30, 2006. In connection with the settlement of the June 2006 Treasury lock agreements on July 11, 2006, we recognized a gain of $1.2 million. The gain was recognized through other comprehensive income and is being amortized over the life of the related $350.0 million of notes which mature in 2011 as a yield reduction. We expect to record $0.1 million of amortization during 2011.

During January 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract (see Note 6). As of December 31, 2010, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $3.2 million.

ASC Topic 715, Compensation — Retirement Benefits, requires changes in the funded status of a defined benefit pension plan to be recognized through comprehensive income in the year in which they occur. During 2010, 2009 and 2008, we recognized other comprehensive loss of $0.1 million, $8,000 and $0.2 million, respectively, related to the change in the funded status of our defined benefit pension plan.

The following table sets forth the computation of comprehensive income for the periods presented:

	Year Ended December, 31
	2010	2009	2008
	(In thousands)

Net income	$142,123	$149,058	$268,007
Other comprehensive income:
Gain on interest rate swap agreements	11,157	—	—
Amortization of gains on Treasury lock agreements	(519)	(610)	(511)
Pro rata share of accumulated other comprehensive loss from unconsolidated joint venture	(1,147)	(2,051)	—
Defined benefit pension plan net actuarial loss	(54)	(8)	(204)

Comprehensive income	151,560	146,389	267,292
Comprehensive loss (income) attributable to noncontrolling interests	1,643	(668)	131

	$153,203	$145,721	$267,423

18.	Income Taxes

The provisions of ASC Topic 740, Income Taxes, which clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return became effective January 1, 2007. No amounts have been recorded for unrecognized tax benefits or related interest expense and penalties. The taxable periods ending December 31, 2005 through December 31, 2010 remain open to examination by the Internal Revenue Service and the tax authorities of the significant jurisdictions in which we do business.

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
December 31, 2010

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

In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through December 31, 2010. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.

19.	Dividends

Dividend payments per share to the common stockholders were characterized in the following manner for tax purposes:

	Year Ended December 31,
	2010	2009	2008

Ordinary income	$1.53	$1.60	$0.59
Return of capital	0.22	0.09	—
Capital gain	0.07	0.07	1.17

Total dividends paid	$1.82	$1.76	$1.76

20.	Segment Information

Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). During 2010, 2009 and 2008, the multi-tenant leases segment was comprised exclusively of medical office buildings.

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
December 31, 2010

removed from income from continuing operations and reported as discontinued operations. Summary information related to our reportable segments is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue:
Triple-net leases	$307,567	$287,379	$275,351
Multi-tenant leases	102,287	70,054	60,576
Non-segment	29,397	26,420	24,942

	$439,251	$383,853	$360,869

Net operating income(1):
Triple-net leases	$307,567	$287,379	$275,351
Multi-tenant leases	60,962	41,148	33,945

	$368,529	$328,527	$309,296

	December 31,
	2010	2009
	(In thousands)

Assets:
Triple-net leases	$2,640,361	$2,362,195
Multi-tenant leases	937,636	555,998
Non-segment	514,627	728,882

	$4,092,624	$3,647,075

(1)	Net operating income (“NOI”) is a non-GAAP supplemental financial measure used to evaluate the operating performance of our facilities. We define NOI for our triple-net leases segment as rent revenues. For our multi-tenant leases segment, we define NOI as revenues minus medical office building operating expenses. In some cases, revenue for medical office buildings includes expense reimbursements for common area maintenance charges. NOI excludes interest expense and amortization of deferred financing costs, depreciation and amortization expense, general and administrative expense and discontinued operations. We present NOI as it effectively presents our portfolio on a “net” rent basis and provides relevant and useful information as it measures the operating performance at the facility level on an unleveraged basis. We use NOI to make decisions about resource allocations and to assess the property level performance of our properties. Furthermore, we believe that NOI provides investors relevant and useful information because it measures the operating performance of our real estate at the property level on an unleveraged basis. We believe that net income is the GAAP measure that is most directly comparable to NOI. However, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes the items described above. Additionally, NOI as presented above may not be comparable to other REITs or companies as their definitions of NOI may differ from ours.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$142,123	$149,058	$268,007
Interest and other income	(29,397)	(26,420)	(24,942)
Interest expense	95,761	93,630	100,956
Depreciation and amortization expense	134,540	121,032	113,422
General and administrative expense	30,836	27,320	25,981
Acquisition costs	5,118	830	—
Income from unconsolidated joint ventures	(5,478)	(5,101)	(3,903)
Gain on debt extinguishment	(75)	(4,564)	(4,641)
Gain on sale of facilities, net	(16,948)	(23,908)	(154,995)
Impairments	15,006	—	—
Income from discontinued operations	(2,957)	(3,350)	(10,589)

Net operating income from reportable segments	$368,529	$328,527	$309,296

21.	Commitments and Contingencies

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

Greenwood Healthcare Center

In late 2004 and early 2005, we were served with several lawsuits in connection with a fire at the Greenwood Healthcare Center in Hartford, Connecticut, that occurred on February 26, 2003. At the time of the fire, the Greenwood Healthcare Center was owned by us and leased to and operated by Lexington Healthcare Group (“Lexington Healthcare”). There were a total of 13 lawsuits arising from the fire. Those suits have been filed by representatives of patients who were either killed or injured in the fire. The lawsuits seek unspecified monetary damages. The complaints allege that the fire was set by a resident who had previously been diagnosed with depression. The complaints allege theories of negligent operation and premises liability against Lexington Healthcare, as operator, and us as owner. Lexington Healthcare has filed for bankruptcy. The matters have been consolidated into one action in the Connecticut Superior Court Complex Litigation Docket at the Judicial District at Hartford and are in various stages of discovery and motion practice. We have filed a motion for summary judgment with regard to certain pending claims and will be filing additional summary judgment motions for any remaining claims. Mediation was commenced with respect to most of the claims, and a settlement has been reached in 10 of the 13 pending claims within the limits of our commercial general liability insurance. We obtained a judgment of nonsuit in one case whereby it is now dismissed, and the two remaining claims will be subject to summary judgment motions and ongoing efforts at resolution. Summary judgment rulings are not expected until the end of 2011, if not later.

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

Lexington Insurance, the insurance carrier for Lexington Healthcare, which potentially owes insurance coverage for these claims to us, has filed a lawsuit against us which seeks no monetary damages, but which does seek a court order limiting its insurance coverage obligations to us. We have filed a counterclaim against Lexington Insurance demanding additional insurance coverage from Lexington Insurance in amounts up to $10.0 million. The parties to that case, which is pending on the Complex Litigation Docket for the Judicial District of Hartford, filed cross-motions for summary judgment. Those motions have been decided, resulting in an outcome that is largely favorable for us. The court’s ruling indicates $10.0 million in aggregate coverage is available from Lexington Insurance for both the various plaintiffs’ claims and our claims under the Professional Liability part of the Lexington Insurance policy. The court then found that there were 13 separate medical incidents for each of the 13 plaintiffs’ claims. However, the court limited the coverage to $500,000 per claim with a $250,000 self insured retention per claim, which retention will not be paid due to the bankruptcy of Lexington Healthcare. Further, the court has ruled that both the various plaintiffs’ claims and our claims are subject to the same policy limits. The court declined to find coverage for our claims under the comprehensive general liability portions of the Lexington Insurance policy. Lexington Insurance is pursuing an appeal of the rulings. We are currently defending the appeal by Lexington Insurance. We do not expect the appeal to be resolved before the end of 2011, if not later.

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

Shareholder Litigation

On February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc. et al., was filed purportedly on behalf of our stockholders in the Superior Court of the State of California, Orange County Superior Court. It names us and members of our Board of Directors as defendants. The complaint alleges, among other things, that our directors breached their fiduciary duties by approving a proposed merger transaction between us and Ventas, Inc. (“Ventas”) because the proposed transaction would not maximize shareholder value and would allegedly provide the directors personal benefits not shared by our shareholders. Along with other relief, the complaint seeks an injunction against the closing of the proposed merger.

Development Agreements

During 2010, we entered into Mission Hills JV to develop a medical office building (see Note 5) and entered into other agreements to develop a skilled nursing facility (see Note 3) and to fund the expansion of a skilled nursing facility securing a mortgage loan (see Note 4). As of December 31, 2010, we had committed to fund an additional $50.8 million under these agreements, of which $36.4 million relates to Mission Hills JV and is expected to be funded through a third party construction loan.

Revolving Loan Facility

In 2009, we entered into an agreement with Brookdale under which we became a lender with an initial commitment of $8.8 million under their $230.0 million revolving loan facility (see Note 4). During 2009, we funded $7.5 million which was subsequently repaid. As of December 31, 2009, there was no balance outstanding. The revolving loan facility was terminated as of February 23, 2010. There was no balance outstanding at the date of termination.

Lines of Credit

Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit at an interest rate equal to LIBOR plus 175 basis points to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During 2010 and 2009, we funded $1.7 million and $3.2 million,

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

respectively, under the line of credit. As of December 31, 2010 and 2009, $4.9 million and $3.2 million, respectively, was outstanding and is included in the caption “Other assets” on our consolidated balance sheets.

We entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which was secured by 100% of the membership interests in PMB Pomona LLC (see Note 22). During 2010 and 2009, we funded $0.3 million and $1.6 million, respectively. The total $1.9 million was repaid during 2010. No further disbursements will be made under the agreement.

As of February 1, 2010, in connection with the formation of Gilbert JV, a consolidated joint venture, we agreed to loan Gilbert JV up to $8.8 million as project financing at an interest rate of 7.00%, including $6.8 million that was disbursed initially and remains outstanding at December 31, 2010 (see Note 5).

As of March 1, 2010, in connection with the formation of Pasadena JV, a consolidated joint venture, we agreed to loan Pasadena JV up to $56.5 million as project financing at an initial interest rate equal to the greater of 3.50% or LIBOR plus 165 basis points (increasing to the greater of 5.125% or LIBOR plus 375 basis points as of April 1, 2010), including $49.8 million that was disbursed initially and remains outstanding at December 31, 2010 (see Note 5).

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

22.	Related Party Transactions

In August 2008, Dr. Jeffrey Rush became a director of NHP. In August 2008, we acquired for $3.5 million a 44.95% interest in PMB SB, an entity that owns two multi-tenant medical office buildings, and as of March 1, 2010, we acquired the remaining interest in PMB SB (see Note 6). Dr. Rush, through an unaffiliated entity, had an ownership interest in PMB SB.

In September 2008, we funded a mortgage loan secured by a multi-tenant medical office building in the amount of $47.5 million which was outstanding as of December 31, 2009 (see Note 4). As of February 1, 2010, we acquired the multi-tenant medical office building, and as a result, the loan was retired (see Notes 4 and 5). Dr. Rush has an ownership interest in another unaffiliated entity that owned the multi-tenant medical office building that was security for this loan.

In February 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMBRES, a full service property management company (see Note 6). Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Partners LLC which owns 50% of PMBRES.

We have also entered into an agreement with PMB Pomona LLC to acquire a medical office building currently in development for $37.5 million upon completion which was amended as of February 1, 2010 to provide for the future acquisition of the medical office building by NHP/PMB. Dr. Rush, through an unaffiliated entity, has an ownership interest in PMB Pomona LLC. We also entered into an agreement with PMB LLC, the manager of PMB Pomona LLC, to extend up to $3.0 million of funding at an interest rate of 7.25%, which was secured by 100% of the membership interests in PMB Pomona LLC (see Note 21).

As of March 1, 2010, NHP/PMB became obligated to pay $2.1 million under the Contribution Agreement, of which $1.9 million was paid to Pacific Medical Buildings LLC in cash (see Note 5). During 2009, NHP/PMB

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

became obligated to pay $3.0 million under the Contribution Agreement, of which $2.7 million was payable to Pacific Medical Buildings LLC, 50% in cash and 50% in shares of our common stock (see Note 5). In addition, Dr. Rush and certain of his family members own or owned interests, directly and indirectly through partnerships and trusts, in the entities that contributed the five multi-tenant medical office buildings acquired by NHP/PMB, Gilbert JV and Pasadena JV during 2010 (see Note 5), in PMB Mission Hills 1 LLC (see Note 5) and/or own the remaining development property that may be acquired in the future under the Contribution Agreement.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands except per share amounts)

2010:
Revenue	$100,992	$108,003	$113,598	$116,657
Net income attributable to NHP common stockholders	$31,429	$37,169	$39,854	$35,313
Diluted net income attributable to NHP common stockholders per share	$0.26	$0.30	$0.31	$0.27
Dividends per share	$0.44	$0.45	$0.46	$0.47
2009:
Revenue	$95,184	$95,539	$96,084	$97,045
Net income attributable to NHP common stockholders	$49,154	$33,299	$29,692	$30,895
Diluted income available to common stockholders per share	$0.47	$0.31	$0.27	$0.27
Dividends per share	$0.44	$0.44	$0.44	$0.44

During the three months ended March 31, 2010, we recognized a net gain on the re-measurement of our equity interest in PMB SB of $0.6 million. During the three months ended December 31, 2010, we recognized an impairment charge of $15.0 million. During the three months ended June 30, 2009, we recognized a $4.6 million gain on debt extinguishment.

24.	Subsequent Events

Hearthstone Senior Living

In February 2011, our tenant, Hearthstone Senior Services, L.P. (“Hearthstone”), notified us that it would be unable to pay the rent then due under its leases with us, and asked us to amend certain terms of the leases to make rents achievable. In order to substantially increase the ability of Hearthstone to meet its future obligations, we agreed to certain modifications of the terms of our leases with Hearthstone that include, among other things, a reduction in the aggregate rent payable by $7.4 million for the lease year ending February 2012, and by $6.4 million for subsequent lease years. After giving effect to these reductions, the aggregate rent payable by Hearthstone is $31.7 million for the first lease year, $33.7 million for the second lease year and increases by 3% each year thereafter. In connection with the lease modifications, we also obtained the right to terminate any and all of our

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

leases with Hearthstone at any time without cause. We hold a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us. However, it is possible that the letter of credit may not be sufficient to compensate us for any future losses or expenses that may arise if Hearthstone defaults under its leases with us. Other terms of our modified arrangements with Hearthstone include:

•	We have eliminated supplemental rent obligations, except for supplemental rent accrued prior to February 1, 2011, which totals $6.0 million and becomes payable (i) in full upon an event of default by Hearthstone for which NHP chooses to exercise its remedies, (ii) in full upon a sale of Hearthstone and (iii) in part, if we exercise our right to terminate the leases with Hearthstone without cause.

•	We will be entitled to receive revenue participation rent, payable monthly and calculated as 20% of incremental gross revenue over the base month of February 2011, commencing February 1, 2012 and capped in any one year at $6.4 million (subject to annual increases of 3%).

•	Upon exercise of our right to terminate the leases without cause, Hearthstone must enter into an operations transfer agreement with a successor operator to allow for an efficient transfer of operations to our designee.

•	If we exercise the right to terminate the Hearthstone leases without cause, upon transition of the facilities to a licensed replacement operator we must release to Hearthstone a portion of the $6.0 million letter of credit. The amount released is $3.0 million if the transition occurs prior to September 1, 2011, and increases by $1 million for every six month period thereafter.

•	The Chief Executive Officer of Hearthstone has executed a guaranty in our favor that would obligate him to reimburse us the amount of any (i) distributions in excess of permitted amounts, (ii) compensation paid to him in excess of permitted amounts, and (iii) losses arising from customary “bad boy” acts such as fraud, misappropriation of funds, rents or insurance proceeds.

Proposed Merger with Ventas

On February 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ventas, a Delaware corporation, and Needles Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Ventas (“Merger Sub”).

Under the terms of the Merger Agreement, NHP will be merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a subsidiary of Ventas. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, other than shares held by any wholly owned subsidiary of NHP, by Ventas or by any subsidiary of Ventas, will be cancelled and converted into the right to receive 0.7866 shares (the “Exchange Ratio”) of common stock of Ventas (“Ventas Common Stock”).

Immediately prior to the Effective Time:  (i) each option to purchase common stock will, at the option of Ventas, either be cancelled in exchange for the right to receive a cash payment, or be converted into an option exercisable for a number of shares of Ventas Common Stock, in either case, calculated based on the Exchange Ratio; (ii) all of the restricted stock units will vest and will either be assumed by Ventas or converted into the right to receive a cash amount calculated based on the Exchange Ratio; (iii) each share of restricted stock will vest and will be converted into the right to receive a number of shares of Ventas Common Stock equal to the Exchange Ratio; (iv) all dividend equivalent rights granted in connection with any other award will vest and will be paid in accordance with their terms; and (v) the performance period for any performance shares will be terminated, and the number of performance shares that vest will be determined based on NHP’s actual performance for the shortened performance period, with each performance share that vests converted into the right to receive a number of shares of Ventas Common Stock equal to the Exchange Ratio.

We have made customary representations and warranties in the Merger Agreement and has agreed to customary covenants, including covenants regarding the operation of our business prior to the closing and

NATIONWIDE HEALTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2010

covenants prohibiting us from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a superior proposal.

Consummation of the Merger is subject to customary closing conditions, including approval of our stockholders and Ventas’s stockholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the Merger has not occurred by October 31, 2011, if an order is entered prohibiting or disapproving the transaction and the order has become final and non-appealable, if our stockholders or Ventas fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.

Shareholder Litigation

On February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc. et al., was filed purportedly on behalf of our stockholders in the Superior Court of the State of California, Orange County Superior Court. It names us and members of our Board of Directors as defendants. The complaint alleges, among other things, that our directors breached their fiduciary duties by approving a proposed merger transaction between us and Ventas because the proposed transaction would not maximize shareholder value and would allegedly provide the directors personal benefits not shared by our shareholders. Along with other relief, the complaint seeks an injunction against the closing of the proposed merger.

Other

From January 1, 2011 to February 28, 2011, we completed approximately $102 million of investments in seven facilities and sold one skilled nursing facility that was included in assets held for sale as of December 31, 2010 for net cash proceeds of $0.8 million (see Note 7).

One mortgage loan to Brookdale with a carrying value of $28.3 million (net of a deferred gain of $4.7 million) and secured by five assisted and independent living facilities was prepaid during January 2011 (see Notes 4 and 14).

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Assisted and Independent Living Facilities:
Birmingham	AL	$13,653	$—	$1,050	$—	$1,050	$13,653	$14,703	$(2,101)	2000	2006	35
Decatur	AL	1,824	—	1,484	—	1,484	1,824	3,308	(742)	1987	1996	35
Hanceville	AL	2,447	—	197	—	197	2,447	2,644	(876)	1996	1996	40
Huntsville	AL	7,092	—	260	—	260	7,092	7,352	(1,242)	1999	2006	35
Mobile	AL	9,124	—	90	—	90	9,124	9,214	(1,509)	2000	2006	35
Muscle Shoals	AL	5,933	—	314	—	314	5,933	6,247	(622)	1999	2007	35
Scottsboro	AL	2,566	—	210	—	210	2,566	2,776	(189)	1998	2008	35
Benton	AR	1,968	1	182	—	182	1,969	2,151	(708)	1990	1998	35
Chandler	AZ	2,753	16	505	—	505	2,769	3,274	(858)	1998	1998	40
Tempe	AZ	16,204	—	1,440	—	1,440	16,204	17,644	(2,436)	1999	2006	35
Tucson	AZ	6,694	—	560	—	560	6,694	7,254	(1,191)	1999	2006	35
Banning	CA	12,976	3,918	375	—	375	16,894	17,269	(2,164)	2004	2003	40
Carmichael	CA	7,929	1,194	1,500	—	1,500	9,123	10,623	(4,549)	1984	1995	30
Chula Vista	CA	6,281	820	950	—	950	7,101	8,051	(2,812)	1989	1995	35
Encinitas(3)	CA	5,017	666	1,000	—	1,000	5,683	6,683	(2,549)	1984	1995	35
Eureka	CA	2,784	—	480	—	480	2,784	3,264	—	1997	2010	30
Mission Viejo(4)	CA	3,544	263	900	—	900	3,807	4,707	(1,633)	1985	1995	35
Novato(3)	CA	3,658	11,160	2,500	—	2,500	14,818	17,318	(3,070)	1978	1995	30
Palm Desert	CA	6,179	8,143	1,400	—	1,400	14,322	15,722	(3,513)	1989	1994	40
Placentia	CA	3,801	1,071	1,320	—	1,320	4,872	6,192	(2,160)	1982	1995	30
Rancho Cucamonga	CA	4,156	540	610	—	610	4,696	5,306	(1,986)	1987	1995	35
Rancho Mirage	CA	13,391	471	1,630	—	1,630	13,862	15,492	(1,531)	1999	2007	35
Redding	CA	14,601	—	430	—	430	14,601	15,031	—	2007	2010	40
San Dimas	CA	3,577	776	1,700	—	1,700	4,353	6,053	(1,974)	1975	1995	30
San Jose	CA	7,252	—	850	—	850	7,252	8,102	(2,311)	1998	1996	40
San Juan Capistrano(3)	CA	3,834	846	1,225	—	1,225	4,680	5,905	(1,857)	1985	1995	35
San Juan Capistrano	CA	6,344	620	700	—	700	6,964	7,664	(2,851)	1985	1995	35
Santa Maria	CA	2,649	118	1,500	—	1,500	2,767	4,267	(1,397)	1967	1995	30
Vista	CA	3,701	904	350	—	350	4,605	4,955	(2,003)	1980	1996	30
Westminster	CA	4,883	—	2,350	—	2,350	4,883	7,233	(845)	2001	2005	40

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Boulder	CO	4,811	14	833	—	833	4,825	5,658	(1,808)	1985	1995	40
Denver(5)	CO	28,682	—	2,350	—	2,350	28,682	31,032	(6,982)	1987	2002	35
Greeley	CO	4,246	—	690	—	690	4,246	4,936	—	1998	2010	30
Greeley	CO	1,828	—	470	—	470	1,828	2,298	—	1995	2010	30
Branford	CT	6,709	2,645	2,000	—	2,000	9,354	11,354	(1,870)	1999	2005	35
Madison	CT	16,032	1,400	4,000	—	4,000	17,432	21,432	(3,261)	2002	2004	40
Belleview	FL	4,592	—	360	—	360	4,592	4,952	(53)	1988	2010	30
Cantonment	FL	3,477	—	800	—	800	3,477	4,277	—	1999	2010	30
Coral Springs	FL	6,985	625	915	—	915	7,610	8,525	(1,122)	1999	2006	35
Defuniak Springs	FL	3,439	—	770	—	770	3,439	4,209	—	1999	2010	30
Fort Myers	FL	5,206	33	415	—	415	5,239	5,654	(937)	1996	2005	35
Fort Walton	FL	6,372	—	694	—	694	6,372	7,066	(668)	2000	2007	35
Hollywood	FL	9,887	—	1,994	—	1,994	9,887	11,881	(1,208)	1972	2007	30
Jacksonville	FL	2,770	20	226	—	226	2,790	3,016	(922)	1997	1997	40
Jacksonville	FL	2,473	47	256	—	256	2,520	2,776	(448)	1997	2005	35
Leesburg	FL	3,239	—	301	—	301	3,239	3,540	(552)	1999	2005	40
Milton	FL	3,929	—	990	—	990	3,929	4,919	—	1999	2010	30
Ocala	FL	5,260	—	620	—	620	5,260	5,880	(66)	1996	2010	30
Ocala	FL	3,516	—	750	—	750	3,516	4,266	(37)	2005	2010	35
Ormond Beach	FL	1,649	51	480	—	480	1,700	2,180	(294)	1997	2005	35
Palm Coast	FL	2,580	38	406	—	406	2,618	3,024	(847)	1997	1997	40
Pensacola	FL	5,667	1,250	408	—	408	6,917	7,325	(1,726)	1999	1998	40
Quincy	FL	2,615	—	980	—	980	2,615	3,595	—	1999	2010	30
Rotunda West	FL	2,628	29	123	—	123	2,657	2,780	(861)	1997	1997	40
Tallahassee	FL	9,218	95	696	—	696	9,313	10,009	(2,613)	1999	1998	40
Tallahassee	FL	1,679	2,076	450	—	450	3,755	4,205	(379)	1999	2006	35
Tamarac	FL	6,921	639	967	—	967	7,560	8,527	(1,082)	2000	2006	35
Tampa	FL	12,343	—	2,360	—	2,360	12,343	14,703	(1,735)	2001	2006	40
Tavares	FL	2,466	7	156	—	156	2,473	2,629	(844)	1997	1997	40
Titusville	FL	4,706	—	1,742	—	1,742	4,706	6,448	(1,412)	1987	2000	35
Augusta	GA	3,820	—	568	—	568	3,820	4,388	(467)	1997	2007	30

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Jonesboro	GA	8,776	—	1,320	—	1,320	8,776	10,096	(1,464)	2000	2006	35
Marietta	GA	6,002	—	1,350	—	1,350	6,002	7,352	(1,100)	2000	2006	35
Carmel	IN	3,861	84	805	—	805	3,945	4,750	(2,413)	1998	1997	14
Floyds Knobs	IN	8,945	—	740	—	740	8,945	9,685	(584)	2008	2008	40
Greensburg	IN	1,249	1	120	—	120	1,250	1,370	(239)	1999	2007	35
Indianapolis	IN	4,267	—	750	—	750	4,267	5,017	(788)	1998	2006	35
Michigan City	IN	4,069	—	245	—	245	4,069	4,314	(695)	1998	2005	40
Michigan City	IN	3,331	—	370	—	370	3,331	3,701	(567)	1999	2005	40
Monticello	IN	2,697	—	270	—	270	2,697	2,967	(380)	1999	2007	35
South Bend	IN	2,602	—	490	—	490	2,602	3,092	—	1990	2010	30
Derby	KS	1,463	57	269	—	269	1,520	1,789	(267)	1994	2005	35
Lawrence	KS	3,822	—	932	—	932	3,822	4,754	(1,210)	1995	1998	40
Salina	KS	1,921	—	200	—	200	1,921	2,121	(660)	1996	1997	40
Salina	KS	2,887	—	329	—	329	2,887	3,216	(2,086)	1989	1998	15
Topeka	KS	2,955	87	424	—	424	3,042	3,466	(1,983)	1986	1998	15
Wellington	KS	1,006	56	11	—	11	1,062	1,073	(190)	1994	2005	35
Kingston	MA	12,780	5,566	1,000	—	1,000	18,346	19,346	(3,230)	1996	2006	35
Hagerstown	MD	4,664	448	533	—	533	5,112	5,645	(1,384)	1999	1998	40
Brownstown Township(6)	MI	20,513	—	660	—	660	20,513	21,173	(3,000)	2000	2006	35
Davidson	MI	1,754	26	154	—	154	1,780	1,934	(318)	1997	2005	35
Delta	MI	4,812	10	181	—	181	4,822	5,003	(868)	1998	2005	35
Delta	MI	1,743	16	155	—	155	1,759	1,914	(314)	1998	2005	35
Farmington Hills	MI	1,863	86	84	—	84	1,949	2,033	(348)	1994	2005	35
Farmington Hills	MI	2,014	—	95	—	95	2,014	2,109	(362)	1994	2005	35
Grand Blanc	MI	4,135	70	375	—	375	4,205	4,580	(750)	1998	2005	35
Grand Blanc	MI	4,048	68	375	—	375	4,116	4,491	(734)	1998	2005	35
Haslett	MI	4,231	35	847	—	847	4,266	5,113	(750)	1998	2005	35
Kentwood	MI	12,255	—	880	—	880	12,255	13,135	(1,725)	2001	2006	40
Troy	MI	7,582	68	697	—	697	7,650	8,347	(1,365)	1998	2005	35
Troy	MI	7,986	90	1,046	—	1,046	8,076	9,122	(1,434)	1998	2005	35
Utica	MI	5,102	33	245	—	245	5,135	5,380	(922)	1995	2005	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Austin	MN	8,893	—	400	—	400	8,893	9,293	(1,178)	2002	2006	35
Blue Earth	MN	6,339	—	500	—	500	6,339	6,839	(880)	1999	2006	35
Fairbault	MN	1,328	29	121	—	121	1,357	1,478	(242)	1997	2005	35
Mankato	MN	1,064	25	90	—	90	1,089	1,179	(194)	1996	2005	35
Owatonna	MN	1,762	—	60	—	60	1,762	1,822	(312)	1996	2005	35
Owatonna	MN	2,239	—	70	—	70	2,239	2,309	(383)	1999	2005	40
Sauk Rapids	MN	748	49	67	—	67	797	864	(141)	1997	2005	35
St. Louis	MN	10,423	—	900	—	900	10,423	11,323	(1,426)	2003	2006	35
Wilmar	MN	1,977	43	57	—	57	2,020	2,077	(363)	1997	2005	35
Winona	MN	1,436	36	65	—	65	1,472	1,537	(264)	1997	2005	35
Butler	MO	200	72	103	—	103	272	375	(27)	1995	2007	30
Lamar	MO	899	52	113	—	113	951	1,064	(111)	1996	2007	30
Nevada	MO	—	136	253	—	253	136	389	(14)	1993	2007	35
Nevada	MO	—	48	253	—	253	48	301	(2)	1996	2007	35
Greenville	MS	4,411	—	271	—	271	4,411	4,682	(462)	1999	2007	35
Asheboro	NC	7,054	—	200	—	200	7,054	7,254	(963)	1998	2006	35
Cramerton	NC	13,713	—	300	—	300	13,713	14,013	(1,810)	1999	2006	35
Harrisburg	NC	10,472	—	300	—	300	10,472	10,772	(1,432)	1997	2006	35
Hendersonville	NC	12,183	—	400	—	400	12,183	12,583	(1,701)	2005	2006	35
Hickory	NC	2,531	11	385	—	385	2,542	2,927	(809)	1997	1998	40
Hillsborough	NC	12,755	—	400	—	400	12,755	13,155	(1,768)	2005	2006	35
Newton	NC	11,707	528	400	—	400	12,235	12,635	(1,580)	2000	2006	35
Salisbury	NC	11,902	500	300	—	300	12,402	12,702	(1,657)	1999	2006	35
Shelby	NC	10,377	544	300	—	300	10,921	11,221	(1,425)	2000	2006	35
Sourthport	NC	12,283	—	300	—	300	12,283	12,583	(1,713)	2005	2006	35
Burleigh	ND	5,902	—	400	—	400	5,902	6,302	(759)	1994	2006	35
Brick	NJ	2,428	—	1,102	—	1,102	2,428	3,530	(491)	1999	2002	40
Deptford	NJ	3,430	1	655	—	655	3,431	4,086	(1,051)	1998	1998	40
Albuquerque	NM	22,987	—	440	—	440	22,987	23,427	(3,324)	1998	2006	35
Sparks	NV	5,119	85	505	—	505	5,204	5,709	(1,905)	1991	1997	35
Sparks	NV	7,278	132	714	—	714	7,410	8,124	(2,370)	1993	1997	40

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Centereach	NY	15,204	1,291	6,000	—	6,000	16,495	22,495	(3,963)	1973	2002	35
Manlius	NY	10,080	48	500	—	500	10,128	10,628	(1,818)	1994	2005	35
Vestal	NY	10,394	—	750	—	750	10,394	11,144	(2,283)	1994	2004	35
Barberton	OH	3,125	20	263	—	263	3,145	3,408	(562)	1997	2005	35
Englewood	OH	2,277	25	260	—	260	2,302	2,562	(410)	1997	2005	35
Greenville	OH	2,311	3,990	215	—	215	6,301	6,516	(1,063)	1997	1997	40
Groveport	OH	10,516	—	1,080	—	1,080	10,516	11,596	(1,496)	1998	2006	35
Lancaster	OH	2,084	17	350	—	350	2,101	2,451	(646)	1998	1998	40
Lorain	OH	9,280	—	620	—	620	9,280	9,900	(1,530)	2000	2006	35
Marion	OH	2,676	78	210	—	210	2,754	2,964	(491)	1998	2005	35
Medina	OH	10,199	—	500	—	500	10,199	10,699	(1,469)	1995	2006	35
Medina	OH	11,809	—	900	—	900	11,809	12,709	(1,624)	2000	2007	35
Mt. Vernon	OH	9,952	—	760	—	760	9,952	10,712	(1,500)	2001	2006	35
Springdale	OH	2,092	16	440	—	440	2,108	2,548	(696)	1997	1997	40
Zanesville	OH	12,421	—	830	—	830	12,421	13,251	(1,605)	1996	2007	35
Bartlesville	OK	2,337	83	183	—	183	2,420	2,603	(431)	1997	2005	35
Bethany	OK	1,212	77	114	—	114	1,289	1,403	(228)	1994	2005	35
Broken Arrow	OK	1,445	19	178	—	178	1,464	1,642	(510)	1996	1997	40
Oklahoma	OK	15,954	—	1,200	—	1,200	15,954	17,154	(2,404)	1999	2006	35
Beaverton	OR	5,695	—	721	—	721	5,695	6,416	(873)	2000	2005	40
Bend	OR	3,923	—	499	—	499	3,923	4,422	(602)	2001	2005	40
Forest Grove	OR	3,152	—	401	—	401	3,152	3,553	(1,351)	1994	1995	35
Gresham	OR	4,647	—	—	—	—	4,647	4,647	(1,992)	1988	1995	35
McMinnville(7)	OR	3,976	—	760	—	760	3,976	4,736	(1,491)	1989	1995	40
Springfield	OR	3,382	—	140	—	140	3,382	3,522	—	1991	2010	30
Troutdale	OR	5,470	—	874	—	874	5,470	6,344	(836)	2000	2005	40
Dublin	PA	2,533	—	310	—	310	2,533	2,843	(431)	1998	2005	40
Indiana	PA	2,706	—	194	—	194	2,706	2,900	(696)	1997	2002	35
Kingston	PA	2,262	—	196	—	196	2,262	2,458	(276)	1992	2007	30
Old Forge	PA	264	—	103	—	103	264	367	(32)	1990	2007	30
Peckville	PA	2,078	—	163	—	163	2,078	2,241	(254)	1989	2007	30

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

South Fayette Township	PA	9,159	282	653	—	653	9,441	10,094	(2,729)	1999	1998	40
Wyoming	PA	1,500	—	107	—	107	1,500	1,607	(183)	1993	2007	30
York	PA	4,534	318	413	—	413	4,852	5,265	(1,396)	1999	1998	40
East Greenwich	RI	8,417	108	1,200	—	1,200	8,525	9,725	(2,339)	2000	1998	40
Lincoln	RI	9,612	29	477	—	477	9,641	10,118	(2,777)	2000	1998	33
Portsmouth	RI	9,155	91	1,200	—	1,200	9,246	10,446	(2,596)	1999	1998	40
Clinton	SC	2,560	—	87	—	87	2,560	2,647	(1,271)	1997	1998	20
Goose Creek	SC	2,336	—	619	—	619	2,336	2,955	(601)	1998	2002	35
Greenwood	SC	2,648	—	107	—	107	2,648	2,755	(1,314)	1997	1998	20
Brown	SD	3,125	—	400	—	400	3,125	3,525	(435)	1991	2006	35
Brown	SD	2,584	—	300	—	300	2,584	2,884	(371)	2000	2006	35
Lincoln	SD	8,273	—	700	—	700	8,273	8,973	(1,175)	2002	2006	35
Pennington	SD	5,575	—	300	—	300	5,575	5,875	(720)	1997	2006	35
Bartlett	TN	12,069	—	870	—	870	12,069	12,939	(1,895)	1999	2006	35
Bristol	TN	5,000	2,690	406	—	406	7,690	8,096	(1,793)	1999	1998	40
Chattanooga	TN	6,159	—	310	—	310	6,159	6,469	(1,121)	1999	2006	35
Hixson	TN	5,146	—	50	—	50	5,146	5,196	(497)	2000	2008	35
Johnson City	TN	5,000	543	404	—	404	5,543	5,947	(1,518)	1999	1998	40
Knoxville	TN	6,279	—	790	—	790	6,279	7,069	(863)	2001	2005	40
Memphis	TN	18,208	10,642	1,360	—	1,360	28,850	30,210	(3,144)	1964	2008	30
Memphis	TN	8,180	84	629	—	629	8,264	8,893	(1,772)	1989	2007	13
Memphis	TN	8,558	92	726	—	726	8,650	9,376	(1,768)	1985	2007	13
Memphis	TN	5,259	38	412	—	412	5,297	5,709	(1,095)	1989	2007	13
Murfreesboro	TN	5,131	488	499	—	499	5,619	6,118	(1,549)	1999	1998	40
Nashville	TN	5,999	—	960	—	960	5,999	6,959	(1,100)	1998	2006	35
Nashville	TN	6,156	—	1,000	—	1,000	6,156	7,156	(1,120)	1999	2006	35
Newport	TN	6,116	—	423	—	423	6,116	6,539	(641)	2000	2007	35
Arlington	TX	4,349	—	3,100	—	3,100	4,349	7,449	(884)	1998	2006	35
Austin	TX	22,558	—	1,360	—	1,360	22,558	23,918	(3,268)	2000	2006	35
Bedford(8)	TX	18,138	—	780	—	780	18,138	18,918	(2,690)	1999	2006	35
Conroe	TX	17,898	—	1,510	—	1,510	17,898	19,408	(2,658)	1997	2006	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Denton	TX	1,425	33	185	—	185	1,458	1,643	(509)	1996	1996	40
Ennis	TX	1,409	26	119	—	119	1,435	1,554	(502)	1996	1996	40
Flower Mound	TX	3,215	—	650	—	650	3,215	3,865	—	1995	2010	30
Fort Worth	TX	10,417	—	640	—	640	10,417	11,057	(1,432)	2001	2005	40
Garland	TX	12,931	—	890	—	890	12,931	13,821	(2,008)	1999	2006	35
Houston	TX	7,892	—	493	—	493	7,892	8,385	(2,466)	1998	1997	40
Houston	TX	7,194	—	1,235	—	1,235	7,194	8,429	(2,248)	1998	1997	40
Houston	TX	8,945	—	985	—	985	8,945	9,930	(2,628)	1999	1997	40
Houston	TX	7,052	—	1,089	—	1,089	7,052	8,141	(2,072)	1999	1997	40
Houston	TX	22,361	—	870	—	870	22,361	23,231	(3,243)	1999	2006	35
Houston	TX	17,872	—	850	—	850	17,872	18,722	(2,655)	1998	2006	35
Irving	TX	12,597	—	930	—	930	12,597	13,527	(1,964)	1999	2006	35
Kerrville	TX	2,129	88	195	—	195	2,217	2,412	(394)	1997	2005	35
Lake Jackson	TX	13,503	—	220	—	220	13,503	13,723	(2,083)	1998	2006	35
Lancaster	TX	2,100	65	175	—	175	2,165	2,340	(386)	1997	2005	35
Lewisville	TX	13,933	—	770	—	770	13,933	14,703	(2,139)	1998	2006	35
Paris	TX	1,465	32	166	—	166	1,497	1,663	(523)	1996	1996	40
San Antonio	TX	7,765	—	470	—	470	7,765	8,235	(1,331)	1999	2006	35
San Antonio	TX	3,910	100	359	—	359	4,010	4,369	(714)	1997	2005	35
Temple	TX	13,353	—	370	—	370	13,353	13,723	(1,984)	1997	2006	35
Temple	TX	2,055	34	84	—	84	2,089	2,173	(375)	1997	2005	35
Texas City	TX	11,605	—	550	—	550	11,605	12,155	(1,755)	1996	2006	35
Victoria	TX	12,707	—	330	—	330	12,707	13,037	(1,900)	1997	2006	35
Wharton	TX	9,167	—	930	—	930	9,167	10,097	(1,436)	1996	2006	35
Salem	VA	10,320	—	890	—	890	10,320	11,210	(1,414)	1998	2006	35
Centralia	WA	5,254	87	610	—	610	5,341	5,951	(737)	1993	2007	30
Olympia	WA	10,954	156	870	—	870	11,110	11,980	(1,465)	1995	2007	30
Richland	WA	6,052	191	172	—	172	6,243	6,415	(2,661)	1990	1995	35
Sedro Woolley	WA	4,480	4	340	—	340	4,484	4,824	(677)	1996	2006	35
Sequim	WA	5,570	—	230	—	230	5,570	5,800	(169)	1961	2010	20
Spokane	WA	4,121	—	466	—	466	4,121	4,587	(1,019)	1959	2003	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Tacoma	WA	5,208	22	403	—	403	5,230	5,633	(1,762)	1997	1996	40
Tacoma	WA	6,690	—	—	—	—	6,690	6,690	(1,370)	1988	2003	35
Tacoma	WA	12,560	466	1,090	—	1,090	13,026	14,116	(2,509)	1976	2007	20
Yakima	WA	5,122	39	500	—	500	5,161	5,661	(1,673)	1998	1997	40
Appleton	WI	1,260	—	154	—	154	1,260	1,414	(152)	1996	2008	30
Appleton	WI	1,120	—	136	—	136	1,120	1,256	(135)	1997	2008	30
Beaver Dam	WI	1,959	—	120	—	120	1,959	2,079	(207)	1998	2008	35
Beloit	WI	1,277	—	80	—	80	1,277	1,357	(167)	1990	2007	30
Clinton	WI	1,126	—	80	—	80	1,126	1,206	(155)	1991	2007	30
Cudahy	WI	1,859	—	220	—	220	1,859	2,079	(199)	2001	2008	35
Eau Claire	WI	1,459	—	220	—	220	1,459	1,679	(44)	1996	2010	30
Fitchburg	WI	2,235	—	190	—	190	2,235	2,425	(229)	1998	2008	35
Glendale	WI	16,391	—	2,185	—	2,185	16,391	18,576	(6,205)	1988	1997	35
Glendale	WI	1,732	—	190	—	190	1,732	1,922	(213)	1999	2007	35
Glendale	WI	1,732	—	190	—	190	1,732	1,922	(213)	1999	2007	35
Greenfield(9)	WI	20,540	—	1,500	—	1,500	20,540	22,040	(3,167)	1999	2004	40
Hartland	WI	1,651	—	180	—	180	1,651	1,831	(236)	1985	2007	35
Horicon	WI	2,751	—	270	—	270	2,751	3,021	(351)	2002	2007	35
Jefferson	WI	2,036	—	130	—	130	2,036	2,166	(239)	1997	2008	30
Kenosha	WI	2,996	—	170	—	170	2,996	3,166	(385)	1996	2007	30
Kenosha	WI	615	54	17	—	17	669	686	(119)	1997	2005	35
Manitowac	WI	479	—	100	—	100	479	579	(16)	1997	2010	30
Menasha	WI	716	—	116	—	116	716	832	(83)	1994	2008	30
Menasha	WI	841	—	136	—	136	841	977	(98)	1993	2008	30
Menasha	WI	706	—	114	—	114	706	820	(82)	1994	2008	30
Menasha	WI	822	—	133	—	133	822	955	(96)	1993	2008	30
Menomonee Falls(10)	WI	13,190	—	4,161	—	4,161	13,190	17,351	(4,993)	1989	1997	35
Middleton	WI	1,866	48	155	—	155	1,914	2,069	(341)	1997	2005	35
Monroe	WI	1,348	—	160	—	160	1,348	1,508	(204)	1990	2007	30
Neenah	WI	1,732	—	406	—	406	1,732	2,138	(190)	2007	2008	40
Neenah	WI	1,566	—	570	—	570	1,566	2,136	(186)	2001	2008	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Neenah	WI	1,296	—	304	—	304	1,296	1,600	(142)	2006	2008	40
Neenah	WI	1,422	77	73	—	73	1,499	1,572	(267)	1996	2005	35
Oak Creek	WI	1,732	—	190	—	190	1,732	1,922	(273)	1997	2007	30
Oconomowoc	WI	3,831	—	300	—	300	3,831	4,131	(903)	1992	2004	35
Onalaska	WI	2,303	65	62	—	62	2,368	2,430	(425)	1995	2005	35
Oshkosh	WI	616	—	100	—	100	616	716	(24)	1993	2010	30
Oshkosh	WI	1,046	86	61	—	61	1,132	1,193	(201)	1996	2005	35
Pewaukee	WI	4,766	—	360	—	360	4,766	5,126	(625)	2001	2007	35
Rib Mountain	WI	1,174	—	100	—	100	1,174	1,274	(36)	1997	2010	30
Sheboygan	WI	1,144	—	680	—	680	1,144	1,824	(40)	1995	2010	30
St. Francis	WI	2,465	—	190	—	190	2,465	2,655	(321)	2000	2007	35
St. Francis	WI	2,465	—	190	—	190	2,465	2,655	(321)	2000	2007	35
St. Francis(11)	WI	9,645	—	403	—	403	9,645	10,048	(1,970)	2001	2004	40
Stoughton	WI	2,183	—	230	—	230	2,183	2,413	(301)	1992	2007	30
Sun Prairie	WI	436	89	85	—	85	525	610	(91)	1994	2005	35
Waukesha(12)	WI	9,411	1,827	2,765	—	2,765	11,238	14,003	(4,224)	1985	1997	35
Wauwatosa(13)	WI	11,483	—	1,541	—	1,541	11,483	13,024	(2,035)	2005	2006	35
West Allis(14)	WI	8,117	2,911	682	—	682	11,028	11,710	(3,612)	1996	1997	40
Wrightstown	WI	1,147	—	150	—	150	1,147	1,297	(150)	1999	2008	35
Hurricane	WV	5,419	413	704	—	704	5,832	6,536	(1,549)	1999	1998	40

		1,568,311	77,570	165,453	—	165,453	1,645,881	1,811,334	(316,024)

Skilled Nursing Facilities:
Benton	AR	4,659	9	685	—	685	4,668	5,353	(1,679)	1992	1998	35
Bryant	AR	4,889	16	320	—	320	4,905	5,225	(1,764)	1989	1998	35
Fort Smith	AR	3,318	—	350	—	350	3,318	3,668	(517)	2000	2007	35
Hot Springs	AR	2,321	—	54	—	54	2,321	2,375	(1,620)	1978	1986	35
Lake Village	AR	4,318	15	261	—	261	4,333	4,594	(1,363)	1998	1998	40
Monticello	AR	3,295	8	300	—	300	3,303	3,603	(1,039)	1995	1998	40
Morrilton	AR	3,703	7	250	—	250	3,710	3,960	(1,334)	1988	1998	35
Morrilton	AR	4,995	102	308	—	308	5,097	5,405	(1,573)	1996	1998	40
Wynne	AR	4,165	7	327	—	327	4,172	4,499	(1,500)	1990	1998	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Chowchilla	CA	1,119	—	109	—	109	1,119	1,228	(650)	1965	1987	40
Gilroy	CA	1,892	387	714	—	714	2,279	2,993	(1,321)	1968	1991	30
Orange	CA	5,082	—	1,141	—	1,141	5,082	6,223	(2,352)	1987	1992	40
Hartford	CT	4,190	5,278	350	—	350	9,468	9,818	(1,972)	1969	2001	35
Torrington	CT	2,804	—	140	—	140	2,804	2,944	(327)	1969	2008	20
Winsted	CT	3,516	969	70	—	70	4,485	4,555	(1,182)	1960	2001	35
Fort Pierce	FL	3,038	—	125	—	125	3,038	3,163	(2,250)	1960	1985	35
Jacksonville	FL	1,760	3,382	1,503	—	1,503	5,142	6,645	(863)	1997	2005	40
Pensacola	FL	1,833	—	77	—	77	1,833	1,910	(1,077)	1962	1987	40
Flowery Branch	GA	3,180	600	562	—	562	3,780	4,342	(1,470)	1970	1999	30
Anderson	IN	5,116	—	620	—	620	5,116	5,736	(741)	1967	2008	20
Berne	IN	1,904	4	150	—	150	1,908	2,058	(570)	1986	2007	15
Clinton	IN	6,440	20	330	—	330	6,460	6,790	(2,115)	1971	2007	12
Columbus	IN	3,147	11	200	—	200	3,158	3,358	(744)	1988	2007	20
Fowler	IN	3,223	—	300	—	300	3,223	3,523	(477)	1973	2008	20
Gas City	IN	5,377	261	100	—	100	5,638	5,738	(1,780)	1974	2007	12
Hanover	IN	4,340	—	390	—	390	4,340	4,730	(650)	1975	2008	20
Hartford City	IN	1,848	89	130	—	130	1,937	2,067	(572)	1988	2007	15
Huntington	IN	3,263	62	160	—	160	3,325	3,485	(935)	1987	2007	15
Indianapolis	IN	4,829	535	1,700	—	1,700	5,364	7,064	(638)	1968	2006	35
Knox	IN	1,412	—	300	—	300	1,412	1,712	(226)	1984	2008	20
Lawrenceburg	IN	3,834	—	720	—	720	3,834	4,554	(533)	1966	2008	20
Monticello	IN	827	—	180	—	180	827	1,007	(186)	1988	2008	20
Muncie	IN	4,344	5	220	—	220	4,349	4,569	(1,397)	1976	2007	12
Muncie	IN	7,295	125	160	—	160	7,420	7,580	(2,001)	2001	2007	15
Petersburg	IN	2,352	4	33	—	33	2,356	2,389	(1,641)	1970	1986	35
Portland	IN	5,313	56	240	—	240	5,369	5,609	(2,102)	1964	2007	10
Richmond	IN	2,520	—	114	—	114	2,520	2,634	(1,758)	1975	1986	35
Terre Haute	IN	3,245	227	330	—	330	3,472	3,802	(1,170)	1965	2007	12
Washington	IN	9,673	—	420	—	420	9,673	10,093	(1,239)	1968	2008	20
Winchester	IN	2,430	51	80	—	80	2,481	2,561	(698)	1986	2007	15

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Belleville	KS	1,887	—	213	—	213	1,887	2,100	(1,116)	1977	1993	30
Hiawatha	KS	788	35	150	—	150	823	973	(577)	1974	1998	14
Salina	KS	2,463	335	27	—	27	2,798	2,825	(1,497)	1981	1994	30
Topeka	KS	1,137	58	100	—	100	1,195	1,295	(415)	1973	1998	35
Wichita	KS	3,168	26	200	—	200	3,194	3,394	(563)	1965	2004	35
Andover	MA	10,177	3,472	2,000	—	2,000	13,649	15,649	(2,717)	1992	2006	35
Brighton	MA	9,694	533	2,000	—	2,000	10,227	12,227	(2,249)	1995	2006	35
Danvers	MA	7,244	1,192	366	—	366	8,436	8,802	(2,082)	1998	1999	40
East Longmeadow	MA	16,462	38	700	—	700	16,500	17,200	(2,503)	1985	2006	35
Haverhill	MA	5,734	4,213	660	—	660	9,947	10,607	(4,561)	1973	1993	30
Kingston	MA	4,890	3,484	2,000	—	2,000	8,374	10,374	(1,793)	1992	2006	35
Lowell	MA	3,945	4,685	2,500	—	2,500	8,630	11,130	(1,370)	1966	2006	35
Needham	MA	13,416	720	2,000	—	2,000	14,136	16,136	(2,794)	1996	2006	35
Reading	MA	8,184	403	1,000	—	1,000	8,587	9,587	(2,033)	1988	2006	35
South Hadley	MA	7,250	1,105	1,000	—	1,000	8,355	9,355	(1,991)	1988	2006	35
Springfield	MA	8,250	2,890	2,000	—	2,000	11,140	13,140	(1,512)	1987	2007	35
Sudbury	MA	10,006	928	4,000	—	4,000	10,934	14,934	(2,321)	1997	2006	35
West Springfield	MA	9,432	3,897	580	—	580	13,329	13,909	(1,917)	1960	2006	35
Wilbraham	MA	4,473	453	1,000	—	1,000	4,926	5,926	(1,509)	1988	2006	35
Worcester	MA	12,182	3,176	500	—	500	15,358	15,858	(2,808)	1970	2006	35
Cumberland	MD	5,260	600	150	—	150	5,860	6,010	(3,813)	1968	1985	35
Hagerstown	MD	4,316	1,598	215	—	215	5,914	6,129	(3,187)	1971	1985	35
Westminster	MD	6,795	1,367	80	—	80	8,162	8,242	(4,980)	1973	1985	35
Duluth	MN	7,377	4,245	1,014	—	1,014	11,622	12,636	(4,538)	1971	1997	30
Hopkins	MN	4,184	2,273	436	—	436	6,457	6,893	(3,604)	1961	1985	22
Minneapolis	MN	5,935	2,028	333	—	333	7,963	8,296	(5,367)	1941	1985	22
Ashland	MO	3,281	—	670	—	670	3,281	3,951	(721)	1993	2005	35
Columbia	MO	5,182	—	430	—	430	5,182	5,612	(1,125)	1994	2005	35
Dixon	MO	1,892	—	330	—	330	1,892	2,222	(486)	1989	2005	35
Doniphan	MO	4,943	—	120	—	120	4,943	5,063	(1,168)	1991	2005	35
Forsyth	MO	5,472	—	230	—	230	5,472	5,702	(1,257)	1993	2005	35

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Maryville	MO	2,689	—	51	—	51	2,689	2,740	(1,921)	1972	1985	35
Seymour	MO	3,120	—	200	—	200	3,120	3,320	(694)	1990	2005	35
Silex	MO	1,536	—	870	—	870	1,536	2,406	(426)	1991	2005	35
St. Louis	MO	1,953	—	1,370	—	1,370	1,953	3,323	(496)	1988	2005	35
St. Louis	MO	7,924	—	683	—	683	7,924	8,607	(2,905)	1954	2007	10
Strafford	MO	4,441	—	530	—	530	4,441	4,971	(1,000)	1995	2005	35
Windsor	MO	2,969	—	350	—	350	2,969	3,319	(668)	1996	2005	35
Columbus	MS	3,520	197	750	—	750	3,717	4,467	(1,297)	1976	1998	35
Hendersonville	NC	2,244	—	116	—	116	2,244	2,360	(1,603)	1979	1985	35
Sparks	NV	3,294	355	740	—	740	3,649	4,389	(1,731)	1988	1991	40
Beacon	NY	20,710	370	1,000	—	1,000	21,080	22,080	(3,706)	2002	2006	35
Fishkill	NY	18,399	307	2,000	—	2,000	18,706	20,706	(3,269)	1996	2006	35
Highland	NY	13,992	356	1,500	—	1,500	14,348	15,848	(2,682)	1998	2006	35
Columbus	OH	4,333	—	343	—	343	4,333	4,676	(2,575)	1984	1991	40
Galion	OH	3,420	93	24	—	24	3,513	3,537	(2,715)	1967	1997	33
Warren	OH	7,489	266	450	—	450	7,755	8,205	(6,114)	1967	1997	33
Washington Court House	OH	4,086	166	356	—	356	4,252	4,608	(2,506)	1984	1991	40
Youngstown	OH	7,046	326	60	—	60	7,372	7,432	(5,629)	1962	1997	40
Grandfield	OK	—	—	—	—	—	—	—	—	1965	2007	0
Lawton	OK	201	75	130	—	130	276	406	(53)	1968	2007	20
Lawton	OK	4,946	282	196	—	196	5,228	5,424	(953)	1985	2007	20
Temple	OK	1,405	—	23	—	23	1,405	1,428	(515)	1971	2007	10
Tuttle	OK	1,489	340	35	—	35	1,829	1,864	(638)	1960	2007	10
Greensburg	PA	9,129	—	769	—	769	9,129	9,898	(3,347)	1971	2007	10
Kingston	PA	2,507	—	209	—	209	2,507	2,716	(460)	1995	2007	20
Peckville	PA	1,302	—	116	—	116	1,302	1,418	(239)	1991	2007	20
Beaufort	SC	10,399	—	923	—	923	10,399	11,322	(1,646)	1970	2007	20
Bennettsville	SC	6,555	—	674	—	674	6,555	7,229	(1,602)	1958	2007	15
Conway	SC	10,423	—	1,158	—	1,158	10,423	11,581	(1,129)	1975	2007	30
Mt. Pleasant	SC	5,916	—	648	—	648	5,916	6,564	(1,446)	1977	2007	15
Mitchell	SD	8,758	3	239	—	239	8,761	9,000	(292)	1966	2010	20

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Rapid City	SD	8,350	—	650	—	650	8,350	9,000	(112)	1989	2010	20
Decatur	TN	3,329	27	193	—	193	3,356	3,549	(1,196)	1981	1998	35
Harrogate	TN	6,058	—	664	—	664	6,058	6,722	(1,111)	1990	2007	20
Madison	TN	6,415	500	1,120	—	1,120	6,915	8,035	(2,340)	1967	1998	35
Baytown	TX	2,010	80	61	—	61	2,090	2,151	(1,095)	1970	1990	40
Baytown	TX	2,496	224	90	—	90	2,720	2,810	(1,387)	1975	1990	40
Beaumont	TX	12,847	—	290	—	290	12,847	13,137	—	2009	2010	30
Center	TX	1,532	213	22	—	22	1,745	1,767	(892)	1972	1990	40
Clarksville	TX	3,075	174	210	—	210	3,249	3,459	(769)	1989	2005	35
Conroe	TX	19,657	2	670	—	670	19,659	20,329	(425)	2001	2010	25
Corpus Christi	TX	4,485	—	330	—	330	4,485	4,815	(118)	1973	2010	20
Corpus Christi	TX	8,277	—	580	—	580	8,277	8,857	(216)	1994	2010	20
Corsicana	TX	10,925	—	440	—	440	10,925	11,365	—	1995	2010	20
DeSoto	TX	4,662	1,046	610	—	610	5,708	6,318	(1,262)	1987	2005	35
Dripping Springs	TX	4,818	—	420	—	420	4,818	5,238	(120)	1986	2010	20
Flowery Mound	TX	4,873	41	1,211	—	1,211	4,914	6,125	(1,134)	1995	2002	35
Gainesville	TX	10,227	—	440	—	440	10,227	10,667	(256)	1990	2010	20
Garland	TX	1,727	212	238	—	238	1,939	2,177	(994)	1970	1990	40
Garland	TX	6,474	—	750	—	750	6,474	7,224	(706)	2008	2008	30
Gilmer	TX	4,818	88	248	—	248	4,906	5,154	(1,655)	1990	1998	35
Houston	TX	4,262	301	408	—	408	4,563	4,971	(2,680)	1982	1990	30
Houston	TX	15,084	—	660	—	660	15,084	15,744	(334)	2003	2010	25
Houston	TX	11,945	—	910	—	910	11,945	12,855	(279)	2005	2010	25
Houston	TX	10,399	—	1,260	—	1,260	10,399	11,659	(290)	1999	2010	20
Humble	TX	1,929	400	140	—	140	2,329	2,469	(1,148)	1972	1990	40
Humble	TX	14,466	—	780	—	780	14,466	15,246	(321)	2003	2010	25
Huntsville	TX	2,037	32	135	—	135	2,069	2,204	(1,094)	1968	1990	40
Jacksonville	TX	7,684	—	410	—	410	7,684	8,094	(124)	2006	2010	30
Kirbyville	TX	2,533	258	350	—	350	2,791	3,141	(633)	1987	2006	10
Lancaster	TX	6,245	—	534	—	534	6,245	6,779	(804)	2008	2008	30
Linden	TX	2,520	75	25	—	25	2,595	2,620	(1,508)	1968	1993	30

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Marshall	TX	6,291	—	265	—	265	6,291	6,556	(751)	2008	2008	30
McKinney	TX	4,797	97	1,263	—	1,263	4,894	6,157	(1,736)	1993	2000	30
McKinney	TX	4,737	170	756	—	756	4,907	5,663	(665)	2006	2006	35
Midland	TX	8,534	—	800	—	800	8,534	9,334	(142)	2008	2010	30
Missouri	TX	8,388	—	780	—	780	8,388	9,168	(193)	2005	2010	25
Mt. Pleasant	TX	2,505	158	40	—	40	2,663	2,703	(1,534)	1970	1993	30
Nacogdoches	TX	1,211	43	135	—	135	1,254	1,389	(680)	1973	1990	40
New Boston	TX	2,366	172	44	—	44	2,538	2,582	(1,441)	1966	1993	30
Omaha	TX	1,579	92	28	—	28	1,671	1,699	(964)	1970	1993	30
Orange	TX	7,431	—	180	—	180	7,431	7,611	—	2006	2010	30
Port Arthur	TX	11,167	—	510	—	510	11,167	11,677	—	2000	2010	20
Port Arthur	TX	9,224	—	160	—	160	9,224	9,384	—	1986	2010	20
Portland	TX	6,873	—	350	—	350	6,873	7,223	(168)	1998	2010	20
San Angelo	TX	10,257	—	410	—	410	10,257	10,667	(171)	2006	2010	30
San Antonio	TX	4,536	—	—	—	—	4,536	4,536	(1,102)	1988	2002	35
San Antonio	TX	2,320	399	308	—	308	2,719	3,027	(921)	1986	2004	35
Sherman	TX	2,075	87	67	—	67	2,162	2,229	(1,251)	1971	1993	30
Trinity	TX	2,466	237	510	—	510	2,703	3,213	(627)	1985	2006	10
Waxahachie	TX	3,493	406	319	—	319	3,899	4,218	(2,148)	1976	1987	40
Wharton	TX	2,596	269	380	—	380	2,865	3,245	(571)	1988	2006	10
Salt Lake City	UT	2,479	34	280	—	280	2,513	2,793	(442)	1972	2004	35
Annandale	VA	7,752	603	487	—	487	8,355	8,842	(5,686)	1963	1985	35
Charlottesville	VA	4,620	337	362	—	362	4,957	5,319	(3,383)	1964	1985	35
Emporia	VA	6,960	320	473	—	473	7,280	7,753	(1,688)	1971	2007	15
Petersburg	VA	2,215	1,486	93	—	93	3,701	3,794	(1,717)	1972	1985	35
Petersburg	VA	2,945	1,474	94	—	94	4,419	4,513	(2,238)	1976	1985	35
South Boston	VA	1,335	—	176	—	176	1,335	1,511	(830)	1966	2007	6
Bellingham	WA	8,526	—	620	—	620	8,526	9,146	(426)	1999	2008	40
Everett	WA	7,045	—	830	—	830	7,045	7,875	(1,275)	1995	2004	35
Moses Lake	WA	4,307	1,326	304	—	304	5,633	5,937	(2,561)	1972	1994	35
Moses Lake	WA	2,385	—	164	—	164	2,385	2,549	(1,298)	1988	1994	30

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Seattle	WA	5,752	182	1,223	—	1,223	5,934	7,157	(2,439)	1993	1994	40
Shelton	WA	4,682	—	327	—	327	4,682	5,009	(1,624)	1998	1997	40
Vancouver	WA	6,254	—	680	—	680	6,254	6,934	(1,132)	1991	2004	35
Chilton	WI	2,423	116	55	—	55	2,539	2,594	(1,754)	1963	1986	35
Florence	WI	1,529	5	15	—	15	1,534	1,549	(1,068)	1970	1986	35
Green Bay	WI	2,255	—	300	—	300	2,255	2,555	(1,573)	1965	1986	35
Sheboygan	WI	1,697	22	348	—	348	1,719	2,067	(1,181)	1967	1986	35
St. Francis	WI	535	—	80	—	80	535	615	(372)	1960	1986	35
Waukesha	WI	13,546	1,850	2,196	—	2,196	15,396	17,592	(6,629)	1973	1997	30
Wisconsin Dells	WI	1,697	1,519	81	—	81	3,216	3,297	(1,535)	1972	1986	35
Logan	WV	3,006	—	100	—	100	3,006	3,106	(852)	1987	2004	35
Ravenswood	WV	2,986	—	250	—	250	2,986	3,236	(832)	1987	2004	35
South Charleston	WV	4,907	676	750	—	750	5,583	6,333	(1,493)	1987	2004	35
White Sulphur	WV	2,894	100	250	—	250	2,994	3,244	(840)	1987	2004	35

		932,160	74,973	90,732	—	90,732	1,007,133	1,097,865	(255,793)

Continuing Care Retirement Communities:
Chandler	AZ	7,039	3,868	1,980	—	1,980	10,907	12,887	(2,570)	1992	2002	35
Sterling	CO	2,716	—	400	—	400	2,716	3,116	(1,516)	1979	1994	30
Northborough	MA	2,512	11,844	300	—	300	14,356	14,656	(4,365)	1968	1998	30
Auburn	ME	10,502	—	400	—	400	10,502	10,902	(1,768)	1982	2007	35
Gorham	ME	15,590	—	800	—	800	15,590	16,390	(2,185)	1990	2007	35
York	ME	10,749	—	1,300	—	1,300	10,749	12,049	(1,409)	2000	2007	35
Tulsa	OK	7,267	951	500	—	500	8,218	8,718	(1,641)	1981	2007	15
Trenton	TN	3,004	—	174	—	174	3,004	3,178	(776)	1974	2000	40
Corpus Christi	TX	15,430	13,591	1,848	—	1,848	29,021	30,869	(10,122)	1985	1997	40
Corsicana	TX	14,576	—	750	—	750	14,576	15,326	—	1996	2010	30

		89,385	30,254	8,452	—	8,452	119,639	128,091	(26,352)

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Specialty Hospitals:
Scottsdale	AZ	5,924	195	242	—	242	6,119	6,361	(3,435)	1986	1988	40
Tucson	AZ	9,435	—	1,275	—	1,275	9,435	10,710	(4,383)	1992	1992	40
Orange	CA	3,715	—	700	—	700	3,715	4,415	(845)	2000	2004	40
Tustin	CA	33,092	—	1,800	—	1,800	33,092	34,892	(7,192)	1991	2004	35
Conroe	TX	3,772	—	900	—	900	3,772	4,672	(1,013)	1992	2004	35
Houston	TX	3,272	8,212	1,097	—	1,097	11,484	12,581	(1,611)	1999	2004	35
The Woodlands	TX	2,472	—	100	—	100	2,472	2,572	(668)	1995	2004	35

		61,682	8,407	6,114	—	6,114	70,089	76,203	(19,147)

Triple Net Medical Office Buildings:
Huntsville(15)	AL	11,061	—	5,645	—	5,645	11,061	16,706	(1,320)	1994	2007	30
Arcadia	FL	2,244	—	280	—	280	2,244	2,524	(168)	1993	2008	30
Cape Coral	FL	3,433	—	1,010	—	1,010	3,433	4,443	(257)	1984	2008	30
Englewood	FL	2,314	—	1,220	—	1,220	2,314	3,534	(174)	1992	2008	30
Ft. Myers	FL	2,109	—	1,930	—	1,930	2,109	4,039	(158)	1989	2008	30
Key West	FL	2,786	—	950	—	950	2,786	3,736	(209)	1987	2008	30
Naples	FL	2,736	—	1,000	—	1,000	2,736	3,736	(176)	1999	2008	35
Pt. Charlotte	FL	2,541	—	1,700	—	1,700	2,541	4,241	(191)	1985	2008	30
Sarasota	FL	2,948	—	2,000	—	2,000	2,948	4,948	(221)	1996	2008	30
Venice	FL	2,642	—	1,700	—	1,700	2,642	4,342	(198)	1997	2008	30
Elkhart(16)	IN	2,743	—	107	—	107	2,743	2,850	(290)	1994	2007	30
LaPorte(16)	IN	1,676	—	93	—	93	1,676	1,769	(177)	1997	2007	30
Mishawaka(17)	IN	6,741	—	1,023	—	1,023	6,741	7,764	(712)	1993	2007	30
South Bend(18)	IN	3,013	—	328	—	328	3,013	3,341	(318)	1996	2007	30
Berlin	MD	1,717	—	—	—	—	1,717	1,717	(129)	1994	2008	30
Madison Heights	MI	2,546	—	180	—	180	2,546	2,726	(164)	2002	2008	35
Monroe	MI	2,748	—	180	—	180	2,748	2,928	(206)	1997	2008	30
Brookfield	WI	4,005	—	630	—	630	4,005	4,635	(89)	1999	2010	30
Hartland	WI	3,372	—	550	—	550	3,372	3,922	(75)	1994	2010	30
New Berlin	WI	5,227	—	1,190	—	1,190	5,227	6,417	(116)	1999	2010	30

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Pewaukee	WI	7,968	—	1,300	—	1,300	7,968	9,268	(177)	1997	2010	30
Watertown	WI	2,044	—	540	—	540	2,044	2,584	(39)	2003	2010	35
Waukesha	WI	4,095	—	450	—	450	4,095	4,545	(91)	1997	2010	30
Waukesha	WI	11,081	—	950	—	950	11,081	12,031	(246)	2008	2010	30

		93,790	—	24,956	—	24,956	93,790	118,746	(5,901)

Medical Office Buildings:
Gilbert	AZ	8,224	647	—	—	—	8,871	8,871	(205)	2007	2010	47
Burbank(19)	CA	23,031	2,505	—	—	—	25,536	25,536	(1,642)	2004	2008	41
Castro Valley	CA	5,003	536	—	—	—	5,539	5,539	(409)	1998	2008	35
Chula Vista(20)	CA	18,108	—	4,080	—	4,080	18,108	22,188	(1,022)	2001	2008	43
Lynwood(21)	CA	15,811	1,320	—	—	—	17,131	17,131	(1,600)	1993	2008	29
Mission Viejo(22)	CA	66,716	456	—	—	—	67,172	67,172	(1,320)	2007	2010	43
Orange(23)	CA	55,987	504	—	—	—	56,491	56,491	(1,089)	2008	2010	44
Padadena	CA	61,023	471	—	—	—	61,494	61,494	(1,735)	2009	2010	46
Poway	CA	46,179	260	—	—	—	46,439	46,439	(979)	2007	2008	44
San Bernardino	CA	8,325	178	—	—	—	8,503	8,503	(440)	1971	2008	16
San Bernardino	CA	5,165	24	—	—	—	5,189	5,189	(189)	1988	2008	23
San Gabriel(24)	CA	16,135	1,288	—	—	—	17,423	17,423	(1,032)	2004	2008	46
Santa Clarita(25)	CA	26,284	2,746	6,870	374	7,244	29,030	36,274	(1,793)	2005	2008	47
Torrance	CA	7,198	1,342	2,980	173	3,153	8,540	11,693	(1,051)	1989	2008	23
Tamarac(26)	FL	4,704	203	1,492	—	1,492	4,907	6,399	(487)	1980	2007	40
Augusta	GA	2,061	670	—	12	12	2,731	2,743	(509)	1972	2006	40
Augusta	GA	2,359	690	587	324	911	3,049	3,960	(625)	1983	2006	40
Austell(27)	GA	16,520	10	—	—	—	16,530	16,530	—	2002	2010	37
Evans	GA	891	79	—	198	198	970	1,168	(201)	1940	2006	40
Fort Oglethorpe(28)	GA	7,000	10	—	—	—	7,010	7,010	—	2004	2010	44
Buffalo Grove	IL	1,383	84	1,031	80	1,111	1,467	2,578	(156)	1992	2007	40
Grayslake	IL	2,429	135	2,198	25	2,223	2,564	4,787	(289)	1996	2007	40
Gurnee	IL	1,436	23	126	7	133	1,459	1,592	(145)	2005	2007	40
Gurnee	IL	1,418	11	176	8	184	1,429	1,613	(156)	2002	2007	40
Gurnee	IL	821	—	72	—	72	821	893	(80)	2002	2007	40

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Gurnee	IL	5,445	3	492	—	492	5,448	5,940	(535)	2001	2007	40
Gurnee	IL	1,489	13	147	8	155	1,502	1,657	(153)	1996	2007	40
Libertyville	IL	5,066	280	153	37	190	5,346	5,536	(473)	1990	2007	40
Libertyville	IL	2,598	29	10	—	10	2,627	2,637	(210)	1980	2007	40
Libertyville	IL	3,301	—	336	—	336	3,301	3,637	(323)	1988	2007	40
Round Lake	IL	891	24	1,956	14	1,970	915	2,885	(128)	1984	2007	40
Vernon Hills	IL	946	29	1,914	62	1,976	975	2,951	(156)	1986	2007	40
Covington	LA	6,026	802	—	11	11	6,828	6,839	(1,115)	1994	2006	40
Lafayette	LA	972	143	—	36	36	1,115	1,151	(223)	1984	2006	40
Lafayette	LA	2,145	399	—	30	30	2,544	2,574	(518)	1984	2006	40
Madeville	LA	1,111	89	—	35	35	1,200	1,235	(205)	1987	2006	40
Metairie	LA	3,729	746	—	31	31	4,475	4,506	(715)	1986	2006	40
Metairie	LA	747	348	—	21	21	1,095	1,116	(293)	1980	2006	40
Slidell	LA	1,720	671	1,421	—	1,421	2,391	3,812	(385)	1986	2007	40
Slidell	LA	1,790	532	1,314	—	1,314	2,322	3,636	(376)	1990	2007	40
Arnold	MO	1,371	27	874	—	874	1,398	2,272	(124)	1999	2007	35
Fenton	MO	1,737	103	—	—	—	1,840	1,840	(167)	2003	2007	35
St. Louis	MO	14,362	1,827	—	—	—	16,189	16,189	(1,488)	2003	2007	35
St. Louis	MO	12,416	381	—	—	—	12,797	12,797	(1,321)	1993	2007	30
St. Louis	MO	4,032	132	—	—	—	4,164	4,164	(443)	1975	2007	30
St. Louis	MO	5,052	41	—	—	—	5,093	5,093	(513)	1980	2007	30
St. Louis	MO	2,549	77	1,364	—	1,364	2,626	3,990	(407)	1983	2007	20
Henderson	NV	23,418	2,069	—	—	—	25,487	25,487	(1,552)	1999	2008	46
Reno(29)	NV	10,988	1,662	1,254	—	1,254	12,650	13,904	(2,000)	2004	2008	32
Columbus(26)	OH	10,738	35	698	—	698	10,773	11,471	(944)	1999	2007	40
Zanesville	OH	4,950	210	—	—	—	5,160	5,160	—	2000	2010	40
Zanesville	OH	652	19	30	—	30	671	701	—	1960	2010	15
Zanesville	OH	1,658	110	450	—	450	1,768	2,218	—	2006	2010	36
Zanesville	OH	3,400	220	—	—	—	3,620	3,620	—	1995	2010	30
Zanesville	OH	176	30	—	—	—	206	206	—	1970	2010	6
Zanesville	OH	831	60	—	—	—	891	891	—	1999	2010	22

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010
		Initial Cost to	Cost							Year		Life on which
		Company	Capitalized			Carried at Close of Period(1)				Original		Depreciation in the
		Building and	Subsequent to		Land		Buildings and		Accumulated	Construction	Date	Latest Income Statement
		Improvements	Acquisition	Land(2)	Improvement	Land	Improvements	Total	Depreciation	Date	Acquired	is Computed (in Years)
(Dollar amounts in thousands)

Zanesville	OH	736	30	—	—	—	766	766	—	1985	2010	20
Zanesville	OH	741	30	—	—	—	771	771	—	1988	2010	22
Zanesville	OH	9,740	510	1,710	—	1,710	10,250	11,960	—	1990	2010	30
Zanesville	OH	3,535	281	—	—	—	3,816	3,816	—	1990	2010	25
Zanesville	OH	314	20	—	—	—	334	334	—	1985	2010	20
Zanesville	OH	538	30	—	—	—	568	568	—	1999	2010	20
Hillsboro(30)	OR	28,480	2,719	—	—	—	31,199	31,199	(1,944)	2003	2008	45
Irmo(31)	SC	8,754	942	2,177	—	2,177	9,696	11,873	(1,189)	2004	2007	40
Walterboro	SC	2,033	207	10	—	10	2,240	2,250	(410)	1998	2006	40
Jasper	TN	3,862	156	7	—	7	4,018	4,025	(544)	1998	2006	40
Brownsville	TX	381	5	351	—	351	386	737	(91)	1989	2006	40
Frisco	TX	885	68	210	—	210	953	1,163	(252)	1996	2006	40
Houston	TX	1,341	1,142	260	71	331	2,483	2,814	(605)	1982	2006	40
Houston	TX	858	431	5	—	5	1,289	1,294	(143)	1982	2006	40
Keller	TX	278	12	195	62	257	290	547	(64)	1995	2006	40
Mansfield	TX	1,038	188	152	—	152	1,226	1,378	(255)	1998	2006	40
Christiansburg	VA	649	276	71	22	93	925	1,018	(137)	1997	2006	40
Midlothian	VA	252	158	190	83	273	410	683	(116)	1985	2006	40
Richmond	VA	3,038	1,117	4	—	4	4,155	4,159	(685)	1976	2006	40
Vancouver	WA	31,554	1,814	—	—	—	33,368	33,368	(2,976)	2001	2007	44
Vancouver	WA	6,379	701	—	—	—	7,080	7,080	(570)	1972	2007	38
Vancouver	WA	29,518	1,027	—	—	—	30,545	30,545	(3,296)	1980	2007	29
Vancouver	WA	11,615	705	—	—	—	12,320	12,320	(1,000)	1999	2007	39
Vancouver	WA	8,376	777	699	—	699	9,153	9,852	(650)	1994	2007	43
Vancouver	WA	4,223	593	2,969	—	2,969	4,816	7,785	(403)	1995	2007	36
Vancouver	WA	871	95	1,068	—	1,068	966	2,034	(129)	1997	2007	33
Vancouver	WA	3,180	190	—	—	—	3,370	3,370	(4)	1991	2010	29

		703,686	39,527	42,103	1,724	43,827	743,213	787,040	(47,384)

Development in Progress		17,827	—	—	—	—	17,827	17,827	—

		$3,466,841	$230,731	$337,810	$1,724	$339,534	$3,697,572	$4,037,106	$(670,601)

(1)	Also represents the approximate cost for federal income tax purposes.

(2)	Gross amount at which land is carried at close of period also represents initial costs to the Company.

(3)	Real estate is security for notes payable in the aggregate of $24,929,253.00 at December 31, 2010.

(4)	Real estate is security for notes payable in the aggregate of $6,178,460.16 at December 31, 2010.

(5)	Real estate is security for notes payable in the aggregate of $24,848,125.52 at December 31, 2010.

(6)	Real estate is security for notes payable in the aggregate of $9,579,893.88 at December 31, 2010.

(7)	Real estate is security for notes payable in the aggregate of $2,483,879.81 at December 31, 2010.

(8)	Real estate is security for notes payable in the aggregate of $7,949,747.66 at December 31, 2010.

(9)	Real estate is security for notes payable in the aggregate of $8,701,146.30 at December 31, 2010.

(10)	Real estate is security for notes payable in the aggregate of $8,070,559.72 at December 31, 2010.

(11)	Real estate is security for notes payable in the aggregate of $6,000,000.00 at December 31, 2010.

(12)	Real estate is security for notes payable in the aggregate of $5,179,249.35 at December 31, 2010.

(13)	Real estate is security for notes payable in the aggregate of $6,600,000.00 at December 31, 2010.

(14)	Real estate is security for notes payable in the aggregate of $5,150,000.00 at December 31, 2010.

(15)	Real estate is security for notes payable in the aggregate of $6,022,133.53 at December 31, 2010.

(16)	Real estate is security for notes payable in the aggregate of $2,118,122.95 at December 31, 2010.

(17)	Real estate is security for notes payable in the aggregate of $3,741,401.19 at December 31, 2010.

(18)	Real estate is security for notes payable in the aggregate of $1,540,032.74 at December 31, 2010.

(19)	Real estate is security for notes payable in the aggregate of $13,844,506.18 at December 31, 2010.

(20)	Real estate is security for notes payable in the aggregate of $16,000,000.00 at December 31, 2010.

(21)	Real estate is security for notes payable in the aggregate of $9,502,693.85 at December 31, 2010.

(22)	Real estate is security for notes payable in the aggregate of $47,473,082.83 at December 31, 2010.

(23)	Real estate is security for notes payable in the aggregate of $49,720,248.66 at December 31, 2010.

(24)	Real estate is security for notes payable in the aggregate of $9,649,634.48 at December 31, 2010.

(25)	Real estate is security for notes payable in the aggregate of $23,374,017.19 at December 31, 2010.

(26)	Real estate is security for notes payable in the aggregate of $11,752,314.77 at December 31, 2010.

(27)	Real estate is security for notes payable in the aggregate of $9,274,172.35 at December 31, 2010.

(28)	Real estate is security for notes payable in the aggregate of $6,487,204.93 at December 31, 2010.

(29)	Real estate is security for notes payable in the aggregate of $7,813,593.42 at December 31, 2010.

(30)	Real estate is security for notes payable in the aggregate of $20,650,427.18 at December 31, 2010.

(31)	Real estate is security for notes payable in the aggregate of $7,990,384.71 at December 31, 2010.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
NATIONWIDE HEALTH PROPERTIES, INC.
DECEMBER 31, 2010

	Real Estate	Accumulated
	Properties	Depreciation
	(Dollar amounts in thousands)

Balances at December 31, 2007	$3,197,976	$410,865
Investments in real estate	421,268	107,368
Sales and transfers to assets held for sale	(219,031)	(28,121)

Balances at December 31, 2008	3,400,213	490,112

Investments in real estate	34,298	109,104
Sales and transfers to assets held for sale	(27,871)	(13,922)

Balances at December 31, 2009	3,406,640	585,294

Investments in real estate	719,963	118,840
Sales and transfers to assets held for sale	(74,491)	(33,533)
Impairments	(15,006)	—

Balances at December 31, 2010	$4,037,106	$670,601

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial and Portfolio Officer, we assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2010, the company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the fourth quarter of 2010 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of Nationwide Health Properties, Inc.

We have audited Nationwide Health Properties, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Nationwide Health Properties, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Nationwide Health Properties, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nationwide Health Properties, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010 of Nationwide Health Properties, Inc. and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Irvine, California
March 1, 2011

PART III

Item 9B.	Other Information.

None.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is presented (i) under the captions “Executive Officers of the Company” and “Business Code of Conduct & Ethics” in Item 1 of this report, and (ii) in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2011, under the captions “Directors Standing for Election,” “Directors Continuing in Office,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Stockholder Proposals for the 2012 Annual Meeting,” “Audit Committee” and “Board Composition,” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item is presented under the captions “How are directors compensated?,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is presented under the caption “Stock Ownership” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2011, and is incorporated herein by reference.

The information required by this item is presented under the caption “Equity Compensation Plans” in Item 5 of this report, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is presented under the captions “Certain Relationships and Related Transactions,” “Compensation Committee Interlocks and Insider Participation” and “Board Composition” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2011, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is presented under the caption “Audit Fees” in our definitive proxy statement for the Annual Meeting of Stockholders to be held on May 3, 2011, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

All other schedules have been omitted because the required information is not significant or is included in the financial statements or notes thereto, or is not applicable.

(b) Exhibits

Exhibit No.	Description

2.1	Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 25, 2008, by and among the Company, Pacific Medical Buildings LLC (“PMB”), and certain of PMB’s affiliates, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(1)
2.2	First Amendment to Formation and Contribution Agreement and joint Escrow Instructions, dated as of March 10, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.2 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.(2)
2.3	Due Diligence Waiver and Second Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 14, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.3 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.4	Third Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 26, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.4 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.5	Fourth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 28, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.5 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.6	Fifth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of April 22, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.6 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
2.7	Sixth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of May 12, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.7 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.8	Seventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 24, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.8 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.

Exhibit No.	Description

2.9	Eighth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of July 25, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.9 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.10	Ninth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of August 27, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.10 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.11	Tenth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of October 21, 2008, by and among the Company, PMB, and certain of PMB’s affiliates, filed as Exhibit 2.11 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
2.12	Eleventh Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of June 1, 2009, by and among the Company, PMB, and certain of PMB’s affiliates, filed as exhibit 2.1 to the Company’s Form 8-K dated June 1, 2009, and incorporated herein by this reference.
2.13	Twelfth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of February 1, 2010, by and among the Company, PMB, and certain of PMB’s affiliates, filed as 2.1 to the Company’s Form 8-K dated February 5, 2010, and incorporated herein by this reference.
2.14	Thirteenth Amendment to Formation and Contribution Agreement and Joint Escrow Instructions, dated as of March 1, 2010, by and among the Company, PMB, and certain of PMB’s affiliates, filed as 2.1 to the Company’s Form 8-K dated March 4, 2010, and incorporated herein by this reference.
3.1	Charter of the Company, filed as Exhibit 3.2 to the Company’s Form 8-K dated August 1, 2008, and incorporated herein by this reference.
3.2	Bylaws of the Company, as amended and restated on February 10, 2009, filed as Exhibit 3.1 to the Company’s Form 8-K dated February 17, 2009, and incorporated herein by this reference.
4.1	Indenture dated as of August 19, 1997, between the Company and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-32135) dated July 25, 1997, and incorporated herein by this reference.
4.2	Indenture dated as of January 13, 1999, between the Company and Chase Manhattan Bank and Trust Company, National Association, as Trustee, filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-70707) dated January 15, 1999, and incorporated herein by this reference.
4.3	First Supplemental Indenture dated as of May 18, 2005, between the Company and J.P. Morgan Trust Company, National Association (formerly known as Chase Manhattan Bank and Trust Company, National Association), as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 11, 2005, and incorporated herein by this reference.
4.4	Indenture, dated July 14, 2006, between the Company and J.P. Morgan Trust Company, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.
4.5	Form of 6.50% Note Due 2011, filed as Exhibit 4.3 to the Company’s Form 8-K dated July 14, 2006, and incorporated herein by this reference.
4.6	Specimen Common Stock Certificate, filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 (No. 333-127366) dated August 9, 2005, and incorporated herein by this reference.
4.7	Indenture, dated October 19, 2007, between the Company and The Bank of New York Trust Company, N.A., filed as Exhibit 4.1 to the Company’s Form 8-K dated October 19, 2007, and incorporated herein by this reference.
10.1	1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001, filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*
10.2	Form of Stock Option Agreement under the 1989 Stock Option Plan of the Company, as Amended and Restated April 20, 2001, filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*

Exhibit No.		Description

10	.3(a)	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Appendix B to the Company’s Proxy Statement filed with the Commission pursuant to Section 14(a) of the Exchange Act on March 24, 2005, and incorporated herein by this reference.*
10	.3(b)	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008, filed as Exhibit 10.1 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10	.4(a)	Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2006, and incorporated herein by this reference.*
10	.4(b)	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as Amended and Restated April 20, 2006, filed as Exhibit 10.9 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.5		Amended and Restated Deferred Compensation Plan of the Company, dated October 28, 2008, filed as Exhibit 10.16 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.6		Form of Amended and Restated Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.7 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.7		Form of Deferred Compensation Election and Agreement under the Nationwide Health Properties, Inc. Amended and Restated Deferred Compensation Plan, filed as Exhibit 10.8 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10	.8(a)	Amended and Restated Credit Agreement, dated as of October 20, 2005, among the Company, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 23 additional banks, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2005, and incorporated herein by this reference.
10	.8(b)	First Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2006, among the Company, the Lender party thereto, JPMorgan Chase Bank, N.A., as administrative agent and 20 additional banks, filed as Exhibit 10.1 to the Company’s Form 8-K dated December 18, 2006, and incorporated herein by this reference.
10.9		Form of Indemnity Agreement for certain officers and directors of the Company, filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 1995, and incorporated herein by this reference.*
10.10		Executive Employment Security Policy, as Amended and Restated April 20, 2001, filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by this reference.*
10.11		Form of Change in Control Agreement with certain officers of the Company, filed as Exhibit 10.10 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.12		Retirement and Severance Agreement, dated April 16, 2004, by and between the Company and R. Bruce Andrews, filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2004, and incorporated herein by this reference.*
10.13		Second Amended and Restated Employment Agreement, dated as of October 28, 2008, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.11 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.14		Separation Agreement, dated April 5, 2005, by and between the Company and Mark L. Desmond, filed as Exhibit 10.1 to the Company’s Form 8-K dated April 5, 2005, and incorporated herein by this reference.*
10.15		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Douglas M. Pasquale, filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*

Exhibit No.		Description

10.16		Form of Stock Unit Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.3 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.17		Form of Stock Appreciation Rights Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.4 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.18		Form of Performance Share Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.5 to the Company’s Form 8-K dated October 28, 2008, and incorporated herein by this reference.*
10.19		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Abdo H. Khoury, filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10.20		Amended and Restated Stock Unit Award Agreement, dated as of December 31, 2008, by and between the Company and Donald D. Bradley, filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.*
10.21		Form of Restricted Stock Award Agreement under the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2007, and incorporated herein by this reference.*
10	.22(a)	Master Lease Agreement, dated May 31, 2006, by and among the Company and the other entities listed on Schedule I thereto, filed as Exhibit 2.3 to the Company’s Form 8-K dated June 6, 2006, and incorporated herein by this reference.
10	.22(b)	First Amendment to Master Lease and Letter of Credit Agreement and Consent of Guarantor, dated June 29, 2006 by and among the Company, the entities listed on the signature pages thereto as “Tenant,” and Hearthstone Senior Services, L.P., filed as Exhibit 10.1 to the Company’s Form 8-K/A dated June 30, 2006, and incorporated herein by this reference.
10	.23(a)	Form of Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., filed as Exhibit T to the Formation and Contribution Agreement and Joint Escrow Instructions, filed as Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by this reference.
10	.23(b)	First Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of May 12, 2008, filed as Exhibit 10.29(b) to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
10	.23(c)	Second Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of February 9, 2009, filed as Exhibit 10.29(c) to the Company’s Form 10-K for the year ended December 31, 2008, and incorporated herein by this reference.
10	.23(d)	Third Amendment to the Amended and Restated Agreement of Limited Partnership of NHP/PMB L.P., dated as of February 1, 2010.
10.24		Amended and Restated Pipeline Property Agreement, dated effective as of February 1, 2010, by and among, the Company, NHP/PMB L.P., PMB LLC and PMB Real Estate Services.
12		Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP.
31		Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.
32		Section 1350 Certifications of CEO and CFO.
99.1		Agreement Regarding Disclosure of Long-Term Debt Instruments.
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit No.		Description

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

(1)	Exhibits D, E, P-2, V-1, V-2, W, X, Y and BB have been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

(2)	Exhibit V-1 has been omitted but will be furnished supplementally to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement.

**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (ii) the Consolidated Income Statements for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Annual Report on Form 10-K, Exhibit 101, shall not be deemed “filed” for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.

By:	/s/ Douglas M. Pasquale
Douglas M. Pasquale
Chairman of the Board of Directors and
President and Chief Executive Officer

Dated: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas M. Pasquale Douglas M. Pasquale	Chairman and President and Chief Executive Officer	March 1, 2011

/s/ Abdo H. Khoury Abdo H. Khoury	Executive Vice President and Chief Financial and Portfolio Officer (Principal Financial and Accounting Officer)	March 1, 2011

/s/ R. Bruce Andrews R. Bruce Andrews	Director	March 1, 2011

/s/ David R. Banks David R. Banks	Director	March 1, 2011

/s/ William K. Doyle William K. Doyle	Director	March 1, 2011

/s/ Richard I. Gilchrist Richard I. Gilchrist	Director	March 1, 2011

/s/ Robert D. Paulson Robert D. Paulson	Director	March 1, 2011

/s/ Jeffrey L. Rush Jeffrey L. Rush	Director	March 1, 2011

/s/ Keith P. Russell Keith P. Russell	Director	March 1, 2011

INDEX TO EXHIBITS

Exhibit No.		Description

12		Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Company.
23.1		Consent of Ernst & Young LLP.
31		Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.
32		Section 1350 Certifications of CEO and CFO.
99.1		Agreement Regarding Disclosure of Long-Term Debt Instruments.
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

**	Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2010 and December 31,2009, (ii) the Consolidated Income Statements for the years ended December 31, 2010, 2009 and 2008, (iii) the Consolidated Statements of Equity for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.

In accordance with Rule 402 of Regulation S-T, the XBRL related information in this Annual Report on Form 10-K, Exhibit 101, shall not be deemed “filed” for purposes of Section 11 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.