Form 10-K/A
period 2010-12-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2011-04-26
CIK 780053

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-9028

NATIONWIDE HEALTH PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-3997619
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

610 Newport Center Drive, Suite 1150	92660
Newport Beach, California	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (949) 718-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.10 Par Value	New York Stock Exchange
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2011
Common Stock, $0.10 par value per share	126,641,115 shares
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 that was filed with the Securities and Exchange Commission (“SEC”) on March 1, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2010. Because of our pending merger with Ventas, Inc. (“Ventas”), we have postponed our annual meeting of stockholders. If our merger with Ventas is completed as expected in the third quarter of 2011, then we will not hold an annual meeting of stockholders because we will be a wholly owned subsidiary of Ventas. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our President and Chief Executive Officer and Chief Financial and Portfolio Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our President and Chief Executive Officer and Chief Financial and Portfolio Officer are attached to this Form 10-K/A as Exhibits 31 and 32.
Except as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of Nationwide Health Properties, Inc.’s definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors
The Board of Directors (the “Board”) of Nationwide Health Properties, Inc. (the “Company”) is comprised of the following eight individuals. Set forth below are descriptions of the backgrounds and principal occupations of each director and the period during which he has served on the Board.

Douglas M. Pasquale	Director since 2003
Mr. Pasquale, 56, has served as Chairman of the Board since May 2009 and President and Chief Executive Officer since April 2004. Mr. Pasquale was Executive Vice President and Chief Operating Officer from November 2003 to April 2004 and a director since November 2003. Mr. Pasquale served as the Chairman and Chief Executive Officer of ARV Assisted Living, Inc. (“ARV”), an operator of assisted living facilities, from December 1999 to September 2003. From April 2003 to September 2003, Mr. Pasquale concurrently served as President and Chief Executive Officer of Atria Senior Living Group. From March 1999 to December 1999, Mr. Pasquale served as the President and Chief Executive Officer at ARV, and he served as the President and Chief Operating Officer at ARV from June 1998 to March 1999. Previously, Mr. Pasquale served as President and Chief Executive Officer of Richfield Hospitality Services, Inc. and Regal Hotels International-North America, a hotel ownership and hotel management company, from 1996 to 1998, and as its Chief Financial Officer from 1994 to 1996. Mr. Pasquale is a member of the Executive Board of the American Seniors Housing Association (“ASHA”), a director of Alexander & Baldwin, Inc. (NYSE: ALEX) and Matson Navigation Company, Inc. (a subsidiary of Alexander & Baldwin, Inc.), a director of Terreno Realty Corporation (NYSE: TRNO) and a member of the Board of Trustees of the Newport Harbor Nautical Museum. The Board has determined that Mr. Pasquale should serve as a Director based on this prior work experience having been the chief executive officer at three companies, as well as his service as a director of three companies traded on the NYSE. His position as President and Chief Executive Officer of the Company provides him with unique knowledge of all aspects of the Company’s business and operations.

R. Bruce Andrews	Director since 1989
Mr. Andrews, 70, served as President and Chief Executive Officer of the Company from September 1989 until his retirement in April 2004. He had previously served as a Director of American Medical International, Inc., a hospital management company, and served as its Chief Financial Officer from 1970 to 1985 and its Chief Operating Officer in 1985 and 1986. Mr. Andrews is a director of Thomas Properties Group, Inc., a full-service real estate operating company. The Board has determined that Mr. Andrews should serve as a Director based on his significant real estate experience. Additionally, as a former President and Chief Executive Officer of the Company, Mr. Andrews has extensive knowledge of the Company’s operations as well as executive management and leadership skills.

David R. Banks	Director since 1985
Mr. Banks, 74, is the retired Chairman and Chief Executive Officer of Beverly Enterprises, Inc., an operator of nursing facilities and rehabilitation clinics. He joined Beverly Enterprises, Inc. as President and Chief Operating Officer in October 1979; was elected President and Chief Executive Officer in May 1989, and was elected Chairman, President and Chief Executive Officer in March 1990; and served as Chairman from March 1990 until his retirement in December 2001. He was a Director of Beverly Enterprises, Inc. from September 1979 through December 2001. Mr. Banks has served as a director of Ralcorp Holdings, Inc. since 2001. The Board has determined that Mr. Banks should serve as a Director based on his extensive experience in the healthcare real estate industry.

William K. Doyle	Director since 2000
Mr. Doyle, 64, has been the Managing Partner of Kerlin Capital Group, LLC, a private investment bank based in Los Angeles, California, since he founded the firm in 1994. Mr. Doyle has been an investment banker for more than 30 years. Prior to founding Kerlin Capital Group, LLC, Mr. Doyle was a Managing Director and investment banker for four different firms: Smith Barney, Prudential Capital Funding, Bankers Trust Company and Lehman Brothers, where he was involved in capital raising transactions for ten different real estate investment trusts (“REITs”). The Board has determined that Mr. Doyle should serve as a Director primarily based on his extensive experience in corporate finance and capital markets, particularly with respect to REITs.

Richard I. Gilchrist	Director since 2008
Mr. Gilchrist, 65, serves as President of The Irvine Company’s Investment Properties Group. Mr. Gilchrist has served as chief executive and founder of several major public and private REITs and real estate operating companies with investments throughout the United States. In his current role, Mr. Gilchrist guides all aspects of The Irvine Company’s office, retail, resort and apartment properties in Southern California and Silicon Valley, including development, marketing and management. The Irvine Company is a 140-year old privately held company known throughout the world as a best-of-class master planner and long-term owner, investor and operator of a large and diversified real estate portfolio. Prior to joining The Irvine Company, Mr. Gilchrist served as President and Co-Chief Executive of Maguire Properties, Inc. in Los Angeles. At Maguire Properties, he oversaw significant growth in the company’s portfolio, both through acquisitions and development, and spearheaded the REIT’s successful initial public offering in 2003. Before joining Maguire Properties, Mr. Gilchrist served as President and Chief Executive Officer of the privately held REIT, Commonwealth Atlantic Properties, where he managed the planning and entitlement of an 11 million square foot mixed-use project. Mr. Gilchrist currently serves as a director of BioMed Realty Trust, Inc., Chairman of the Whittier College Board of Trustees and member of the UCLA School of Law Board of Advisors. Mr. Gilchrist was also a co-founder and managing partner of Common Wealth Partners, LLC and advisor and venture partner with the California Public Employees’ Retirement System and senior partner of Maguire Thomas Partners, a national real estate developer and operator. The Board has determined that Mr. Gilchrist should serve as a Director primarily based on his extensive experience working with major public and private real estate companies, including a number of REITs.

Robert D. Paulson	Director since 2002
Mr. Paulson, 65, has been the Chief Executive Officer of Aerostar Capital LLC, a private equity investment firm since he founded it in June 1997. Prior to founding Aerostar Capital, Mr. Paulson retired from McKinsey & Company, Inc., an international management consulting firm. At McKinsey, Mr. Paulson served as the Los Angeles Office Manager, led the Global Aerospace and Defense Practice, and was twice elected to McKinsey’s Board of Directors. Mr. Paulson currently serves as a director of Ducommun Inc., Wesco Aircraft Hardware, Inc. and the Grand Teton Music Festival. From 2001 to 2007, Mr. Paulson served as a director of Firth Rixon Limited and its predecessor company, Forgings International Inc. On February 10, 2009, the Board elected Mr. Paulson to serve as Lead Independent Director of the Company, effective immediately prior to the annual meeting on May 5, 2009. The Board has determined that Mr. Paulson should serve as a Director based on his experience over more than 20 years consulting with CEOs and boards on issues of strategy, several years of which were spent consulting with a major public healthcare provider and hospital operator. Mr. Paulson’s vast experience in consulting, as well as experience serving as a director on two other Fortune 500 companies listed on the NYSE has given him exposure to various industries and experience addressing issues of governance.

Jeffrey L. Rush, M.D.	Director since 2008
Dr. Rush, 70, is a 20-year veteran of medical office building acquisition and development. He is the Chairman of Pacific Medical Buildings LLC, a developer, owner and manager of medical office buildings in the western United States. Dr. Rush was a practicing board-certified radiologist for 25 years. He served as Chairman of Radiology at Alvarado Hospital, San Diego, California, founder of Mobile MRI Inc. and a member of the Physicians Advisory Board of National Medical Enterprises. He is currently active in numerous medically-related, bio-tech, pharmaceutical and real estate ventures. The Board has determined that Dr. Rush should serve as a Director primarily based on his experience as a practicing physician, and as a leading developer of medical office buildings.

Keith P. Russell	Director since 2002
Mr. Russell, 65, has been the President of Russell Financial, Inc., a strategic and financial consulting firm serving businesses and high net worth individuals and families, since June 2001. Mr. Russell retired as the Chairman of Mellon West and the Vice Chairman of Mellon Financial Corporation, in which capacities he served from May 1996 until March 2001. From September 1991 through April 1996, Mr. Russell served in various positions at Mellon, including Vice Chairman and Chief Risk Officer of Mellon Bank Corporation and Chairman of Mellon Bank Corporation’s Credit Policy Committee. From 1983 to 1991, Mr. Russell served as President and Chief Operating Officer, and a director, of Glenfed/Glendale Federal Bank. Mr. Russell also serves on the Board of Directors of Sunstone Hotel Investors, Inc. From 2003 to 2008, Mr. Russell was a director of Countrywide Financial Corporation, where he was a member of the audit and ethics, credit, finance and special oversight committees. From 2002 to 2008, Mr. Russell was a director of Countrywide Bank (private) and from 2001 to 2007 he was a member of the UCLA Anderson Board of Visitors (non-profit). Mr. Russell has been a panelist at various conferences and seminars, addressing topics such as corporate governance and the role of the audit committee. Mr. Russell holds a B.A. degree in Economics from the University of Washington and an M.A. degree in Economics from Northwestern University. The Board has determined that Mr. Russell should serve as a Director primarily based on his expertise in the areas of risk management and financial analysis. As a leading executive with several large financial institutions, Mr. Russell has extensive experience in assessing risks and reserves for companies in a wide range of financial situations.

Executive Officers
Set forth below is the name, position, age and biographical information of each executive officer of the Company, other than Mr. Pasquale. Each executive officer is appointed by the Board, serves at its pleasure and holds office until a successor is appointed, or until the earliest of death, resignation or removal. There is no “family relationship” among any of the named executive officers or with any director.
Donald D. Bradley
Mr. Bradley, 55, has been our Executive Vice President since March 2008 and Chief Investment Officer since July 2004. Mr. Bradley was a Senior Vice President from March 2001 to February 2008 and the General Counsel from March 2001 to June 2004. From January 2000 to February 2001, Mr. Bradley was engaged in various personal interests. Mr. Bradley was formerly the General Counsel of Furon Company, a NYSE-listed international, high performance polymer manufacturer from 1990 to December 1999. Previously, Mr. Bradley served as a Special Counsel of O’Melveny & Myers LLP, an international law firm with which he had been associated since 1982. Mr. Bradley is a member of the Executive Board of ASHA.
Abdo H. Khoury
Mr. Khoury, 62, has been our Executive Vice President since March 2008 and Chief Financial and Portfolio Officer since July 2005. Mr. Khoury was a Senior Vice President from July 2005 to February 2008 and Chief Portfolio Officer from August 2004 to June 2005. Mr. Khoury served as the Executive Vice President of Operations of Atria Senior Living Group (formerly ARV Assisted Living, Inc.) from June 2003 to March 2004. From January 2001 to May 2003, Mr. Khoury served as President of ARV and he served as Chief Financial Officer at ARV from March 1999 to January 2001. From October 1997 to February 1999, Mr. Khoury served as President of the Apartment Division at ARV. From January 1991 to September 1997, Mr. Khoury ran Financial Performance Group, a business and financial consulting firm located in Newport Beach, California.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our executive officers and directors, and the persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock of the Company. Executive officers, directors and greater than 10% stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms they file.
Based solely upon a review of the copies of Forms 3, 4 and 5 and the amendments thereto received by it for the year ended December 31, 2010, the Company believes that all of the Company’s directors and executive officers complied during 2010 with the reporting requirements of Section 16(a) of the Exchange Act, except for two late Form 4 filings for each of Messrs. Pasquale, Khoury and Bradley.

Code of Business Conduct and Ethics
The Board has adopted a Business Code of Conduct & Ethics, which applies to all employees, including our Chief Executive Officer, Chief Financial and Portfolio Officer, Chief Investment Officer, Senior Vice Presidents, Vice Presidents, Managing Directors and Directors. The Business Code of Conduct & Ethics describes the Company’s policies and standards for protecting the Company’s integrity and provides guidance to the Company’s employees, officers and directors in recognizing and properly resolving any ethical and legal issues that may be encountered while conducting the Company’s business. The Company’s Business Code of Conduct & Ethics provides that no director or officer of the Company shall act on behalf of the Company as a principal in any transaction with a supplier, competitor or customer in which an affiliate of such director or officer is a principal, officer or representative in such transaction, without prior approval of the Audit Committee. It is the policy of the Audit Committee to review the terms and substance of any potential related party transaction generally and for purposes of determining whether a waiver to the Business Code of Conduct & Ethics should be granted. There have been no waivers of the Business Code of Conduct & Ethics. The Business Code of Conduct & Ethics is posted on our website at www.nhp-reit.com. In addition, stockholders may request free printed copies of the Business Code of Conduct & Ethics from:
Nationwide Health Properties, Inc.
Attn: Investor Relations
610 Newport Center Drive, Suite 1150
Newport Beach, CA 92660
Audit Committee
Audit Committee. The Audit Committee assists the Board in its oversight of the integrity of the Company’s financial statements, accounting and financial reporting processes and audits of the Company’s financial statements, systems of internal accounting and financial controls; independence, qualifications and performance of the independent auditors; performance of the internal audit function and compliance with the Company’s Business Code of Conduct & Ethics and applicable legal and regulatory requirements. The Audit Committee has responsibility to review the guidelines and policies governing the process by which the Company assesses and manages its exposure to risk. The Audit Committee also reviews and investigates any matters relating to the integrity of management, including conflicts of interest, compliance processes, and any reports from counsel regarding any material violations or breaches of fiduciary duties. Our common stock is listed on the New York Stock Exchange and is governed by its listing standards. The Audit Committee consists of Keith P. Russell, Chairman, Robert D. Paulson and William K. Doyle. All members of the Audit Committee meet the independence standards of the New York Stock Exchange and are independent within the meaning of SEC regulations. The Board has determined that each member of the Audit Committee is qualified as an Audit Committee financial expert within the meaning of SEC regulations and that they each have accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange.

Item 11.	Executive Compensation.
COMPENSATION DISCUSSION AND ANALYSIS
This section contains a discussion of the material elements of compensation awarded to, earned by or paid to the principal executive and principal financial officers of the Company (Douglas M. Pasquale and Abdo H. Khoury, respectively), and the other executive officer of the Company (Donald D. Bradley). These individuals are referred to as the “Named Officers” in this report.
Role of Executive Officers in Compensation Decisions
The Company’s current executive compensation programs are determined and approved by the Compensation Committee of the Board (the “Compensation Committee”). None of the Named Officers are members of the Compensation Committee. The Company’s Chief Executive Officer, Douglas M. Pasquale, recommends to the Compensation Committee the base salary, annual bonus and long-term compensation levels for other Named Officers. In addition, Mr. Pasquale generally attends Compensation Committee meetings (except when such meetings are in executive session). However, Mr. Pasquale does not participate in discussions regarding his own compensation, which is entirely determined by the members of the Compensation Committee. None of the other Named Officers had any role in determining the compensation of other Named Officers.

Executive Compensation Program Objectives and Overview
The Company’s current executive compensation programs are intended to achieve three fundamental objectives: (1) market competitiveness to attract and retain qualified executives; (2) pay for performance, including the recognition of exceptional individual performance, to motivate and direct executives’ efforts toward superior company and individual results measured over appropriate short- and long-term periods; and (3) alignment of executives’ interests to those of our stockholders, and where reasonably practicable, tied to variables that management can control. In structuring our current executive compensation programs, we are guided by the following basic philosophies:
•	Competition. Compensation should be market-derived and market-driven so that we can attract, retain and motivate qualified executives.
•	Multi-Year Focus. Some portion of the total compensation package should have a multi-year focus.
•	Alignment with Stockholder Interests. Compensation should have substantial linkage to stockholder interest and, where reasonably practicable, should be tied to variables that management can control.
•	Retention. Compensation should encourage appropriate executive retention.
•	Risk Management. Compensation should not encourage excessive risk-taking behavior.
•	Individual Performance. Compensation should be tied to individual performance and recognize exceptional individual performance.
As described in more detail below, the material elements of our current executive compensation program for Named Officers consist of a base salary, an annual bonus opportunity, a long-term equity incentive opportunity, 401(k) retirement benefits, the ability to receive compensation on a deferred basis (with partial matching contributions and investment earnings), and severance protection for certain actual or constructive terminations of the Named Officers’ employment.
We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives. The table below lists each material element of our executive compensation program and the compensation objective or objectives that it is designed to achieve.

Compensation Objectives Designed
Compensation Element	to be Achieved
Base Salary	• Attract and retain
Annual Bonus Opportunity	• Attract and retain
• Pay for annual performance • Risk management
Long-Term Equity Incentives	• Attract and retain
• Pay for long-term performance
• Alignment with stockholders
401(k) Retirement Benefits	• Attract and retain
Deferred Compensation Opportunities	• Attract and retain
Severance and Other Benefits Upon Termination of Employment	• Attract and retain
In 2010, the Compensation Committee again retained FW Cook & Co. as its independent compensation consultant to review and identify appropriate peer group companies, to obtain and evaluate current executive compensation data for the peer companies, to make recommendations regarding the base salary, bonus levels and long-term incentive awards of Named Officers for 2010 in light of compensation data for the peers, and to support the Company’s future financial and strategic performance objectives.

Based on the recommendations of FW Cook & Co., the Compensation Committee approved the following peer group of six healthcare REITs and nine non-healthcare REITs that represent the relevant competitive labor market for Company executives and are reasonably similar to the Company in revenue size and market capitalization:

			Market
Ticker		Revenue	Capitalization
Symbol	Company Name	($ millions)*	($ millions)**
ARE	Alexandria Real Estate Equities	$469	$4,054
AMB	AMB Property	$650	$5,340
BMR	Biomed Realty Trust	$369	$2,440
DRE	Duke Realty	$1,427	$3,141
FRT	Federal Realty Investment Trust	$547	$4,794
HCP	HCP	$1,219	$13,424
HCN	Health Care REIT	$638	$6,908
HR	Healthcare Realty Trust	$262	$1,364
MPW	Medical Properties Trust	$123	$1,205
NNN	National Retail Property	$268	$2,212
OHI	Omega Healthcare Investors	$233	$2,210
O	Realty Income Corp	$335	$4,005
REG	Regency Centers	$488	$3,458
VTR	Ventas	$986	$8,244
WRI	Weingarten Realty	$579	$2,861
NHP	Nationwide Health Properties	$439	$4,593

Source:	Standard & Poor’s Compustat.

*	Latest four quarters disclosed as of December 31, 2010.

**	As of December 31, 2010.
We use competitive data as a guide in determining our executives’ pay levels. Comparative analysis is provided by FW Cook & Co. based on compensation data from the peer group.
Competitive benchmarks were developed for base salary, annual incentives (both target and actual), total cash compensation (both target and actual), target annual long-term incentive values, target total direct compensation (target total cash compensation plus target annual long-term incentive values), and actual total direct compensation (actual total cash compensation plus target annual long-term incentive values). Individual executives may be high or low in relation to the market based on individual performance, experience, promotability, impact on Company results, and importance of retention.
The Company looks at the positioning for each compensation element relative to the competitive benchmarks for each Named Officer. This information is contained in the table below.

Positioning versus Competitive Benchmarks
		2010 Long-Term	2010 Target Total
Name	Position	Incentives	Direct Compensation
Douglas M. Pasquale	President, Chief Executive Officer and Chairman of the Board of Directors	Median	Median
Abdo H. Khoury	Executive Vice President and Chief Financial and Portfolio Officer	Median	Median
Donald D. Bradley	Executive Vice President and Chief Investment Officer	Median	Between Median and 75th Percentile
Consistent with the Company’s compensation philosophy that total compensation should have a substantial linkage to stockholder interests, base salary for Named Officers in 2010 comprised a relatively low percentage of total compensation (approximately 14% for the Chief Executive Officer, and approximately 23% for Named Officers at the Executive Vice President level (Messrs. Khoury and Bradley)). Bonuses for Named Officers in 2010, which, as described below, were determined based on Company, business unit and individual performance, comprised a relatively larger percentage (between approximately 24% and 31%) of total compensation. The Company believes this allocation of base salary and bonus in proportion to total compensation is consistent with market practice and in line with the Company’s previously stated pay objectives and philosophy.

Current Named Officers Compensation Program Elements
Base Salaries
Like most companies, our policy is to pay Named Officers’ base salaries in cash. To accommodate any Named Officers who may prefer to receive all or a portion of their base salaries on a deferred basis, we currently offer them the opportunity to electively defer the receipt of up to 100% of their base salaries under the Company’s Deferred Compensation Plan described in the “Non-Qualified Deferred Compensation Plan” section below.
During its review of base salaries for Named Officers in 2010, the Compensation Committee primarily considered:
•	competitive benchmark data provided by FW Cook & Co.;
•	each Named Officer’s duties and responsibilities relative to peer companies and other executives internally;
•	the CEO’s recommendation for Named Officers other than himself; and
•	the individual performance, experience, promotability, impact on results, and importance of retaining each of the Named Officers.
Base salary levels for the executive officers are considered annually by the Compensation Committee as part of the performance review process as well as upon a promotion or other major change in job responsibility. Based on market data provided by FW Cook & Co., the Compensation Committee increased the 2010 base salaries for the Named Officers by 15% to 17% to reflect changes in the benchmarks (due to general market movement and a revised peer group that better represents the Company’s larger size). The resulting base salaries for Messrs. Pasquale, Khoury and Bradley approximate the market median for salary.
Annual Bonuses
The Company’s normal policy is to pay any annual bonuses earned by the Named Officers in cash. To accommodate Named Officers who may prefer to receive all or a portion of their earned bonuses on a deferred basis, we offer them the ability to electively defer up to 100% of the earned annual bonus amounts under the Deferred Compensation Plan described in the “Non-Qualified Deferred Compensation Plan” section below.
As previously stated, the Compensation Committee believes that compensation should be linked to stockholder interests, and where reasonably practical, should be tied to variables that management can control. Compensation also should reflect measurable individual performance, reward exceptional individual achievements and support risk management efforts. Consistent with these principles, each Named Officer is eligible for an annual bonus based on the achievement of the performance criteria that we believe are the most determinative of the individual Named Officer’s performance during the year and support the Company’s business objectives. The performance criteria that are used as guidelines for determining a Named Officer’s annual bonus fall into one or more of the following three categories: (1) a corporate performance component (with specific factors consisting of funds from operations (FFO) growth, return on investment, acquisition achievements, portfolio management, capital structure and capital cost); (2) a business unit/function component for executives with these responsibilities; and (3) an individual performance component (with specific factors including quality of work, teamwork and professional development). The Compensation Committee believes the specific factors of the corporate performance component are the primary factors that drive the Company’s business, especially FFO growth. The factors the Compensation Committee considers for Mr. Khoury’s business unit/function component consist of internal controls, reporting and audit issues, capital availability and cost of capital, strength of balance sheet and liquidity position, and portfolio management based on maximizing returns and minimizing risks on our assets. FFO for this purpose is determined in accordance with the adjustments set forth on page 56 of the Original Filing. The factors the Compensation Committee considers for Mr. Bradley’s business unit/function component consist of quantity and quality of investments, the returns generated by the investments on a current year and full year basis, financial performance of previous years’ investments, investment diversification, and return on invested capital. To align the Named Officers’ interests with those of the Company’s stockholders, substantial emphasis is placed upon corporate factors. Because Mr. Pasquale is responsible for the performance of the entire Company, he is not assigned a performance unit/function component. Annual bonuses for the other Named Officers are determined based on analysis related to corporate, business unit/function and individual performance objectives.

The Compensation Committee is responsible for evaluating each of these three components in determining the annual bonus for each Named Officer. The bonus policy does not require a minimum percentage of completion in order for employees to be awarded a bonus, and is not based on pre-determined targets, numerical thresholds or funding targets. The Compensation Committee has sole and absolute discretion in determining whether to award a bonus and the amount of the bonus. In determining the Named Officer’s annual bonuses for 2010, the Compensation Committee considered various Company performance achievements, including, but not limited to:
•	Revenue increase of 14%;
•	FFO increase of 15%;
•	Rating agency credit upgrade;
•	Anticipation and adaptation to rapidly changing market;
•	Strength of balance sheet; and
•	Liquidity position.
In determining the appropriate target annual bonus opportunity for the Named Officers in 2010, the Compensation Committee considered (1) the target and actual annual incentives awarded to comparable executives at our peer group companies, in line with our policy of providing market-derived and market-driven compensation; (2) FW Cook & Co.’s recommendations; and (3) a subjective determination of the Named Officer’s expected contributions to the Company. Mr. Pasquale’s recommendations were also considered in determining 2010 target bonus opportunities for the other Named Officers. For 2010, the Compensation Committee determined the appropriate target annual bonus opportunity for the CEO to be 130% of base salary (up to a maximum of 260% of base salary), which was increased from a target of 110% in 2009. For the Named Officers at the Executive Vice President level (Messrs. Khoury and Bradley), the Compensation Committee determined the appropriate target annual bonus opportunity to be 100% of base salary (up to a maximum of 200% of base salary), which was increased from a target of 85% in 2009. Target bonus opportunities, as a percent of salary, differ by Named Officer as a function of market levels and individual responsibility.
The Company does not maintain any specific financial performance targets associated with our incentive compensation. Furthermore, the Compensation Committee did not assign any particular weight to any single measure of Company or individual performance in order to determine the annual bonuses of the Named Officers.
For each Named Officer, the specific awards disclosed below relate, in part, to overall Company performance achievements as previously disclosed in this report. In addition to the Company performance achievements, the Compensation Committee reviewed the business unit/function performances for Messrs. Khoury and Bradley. Specifically, the Compensation Committee reviewed the following accomplishments achieved by Mr. Khoury during 2010:
•	Raised approximately $340 million of equity through the at-the-market equity program at an average price of $37.04;
•	Successfully achieved rating agency credit upgrade;

•	Effective debt management resulting in a reduction of approximately $5 million of interest expense through appropriate debt prepayments;

•	Key participant in evaluating several corporate merger and acquisition opportunities;
•	Continued key role in Pacific Medical Buildings relationship; and
•	Provided support and advocacy on portfolio management projects for existing tenant base as well as significant and troubled tenants.
In determining Mr. Bradley’s business unit/function performance, the Compensation Committee reviewed the following accomplishments achieved by Mr. Bradley during 2010:
•	Considered several billion dollars in potential investments and completed more than $900 million of investments in 2010 at a blended initial yield of 8.7%;
•	Expanded our regional medical office building platform to include new relationships in the Southeast and the Midwest;
•	Key participant in evaluating several corporate merger and acquisition opportunities;
•	Provided support and advocacy on portfolio management projects for existing tenant base as well as significant and troubled tenants; and
•	The Company’s lead representative in a major litigation.
Finally, the Compensation Committee reviewed the individual performances of Messrs. Pasquale, Khoury and Bradley. The Compensation Committee reviewed the following accomplishments achieved by Mr. Pasquale during 2010:
•	Favorable annual and multi-year stockholder return performance;
•	Development and implementation of strategic plan focusing on growth of core investments, diversification and a conservative capital structure through strength of balance sheet and liquidity;
•	Launched a new strategic initiative expanding the Company’s specialty finance product offerings with a renewed focus on debt investments, mortgage and other loans;
•	Communicated Company strategic initiatives to investment and customer communities;
•	Enhanced the Company’s enterprise risk management and governance program efforts;
•	Succession planning at the Board and management level; and
•	Executive development.
In determining Mr. Khoury’s individual performance, the Compensation Committee reviewed the following accomplishments achieved by Mr. Khoury during 2010:
•	Active participant in meetings with investors, rating agencies and bankers; and
•	Continued improvement in the Company’s quarterly analyst supplemental disclosure information.
In determining Mr. Bradley’s individual performance, the Compensation Committee reviewed the following accomplishments achieved by Mr. Bradley during 2010:
•	Active participant in meetings with investors, rating agencies and bankers; and

•	Maintained tenant relations throughout economic downturn, resulting in increased acquisition and development opportunities in 2010.

Based on an evaluation of the performance of the Company and each Named Officer in relation to the applicable strategic goals, in February 2011 the Compensation Committee funded the 2010 annual incentives at 178%, 104% and 113% of target, respectively, for Mr. Pasquale, Mr. Khoury and Mr. Bradley.
The appropriate amount of each Named Officer’s annual bonus earned for 2010 was the amount reported for such Named Officer in Column (d) of the “Summary Compensation Table — Calendar 2010.”

Name of Named Officer	2010 Bonus
Douglas M. Pasquale	$1,500,000
Abdo H. Khoury	$400,000
Donald D. Bradley	$425,000
Long-Term Equity Incentives
Based on the Company’s executive compensation objectives and philosophy, Named Officers’ long-term compensation should be directly linked to the value provided to our stockholders. Therefore, based on recommendations from FW Cook & Co., the Compensation Committee has implemented a long-term incentive program consisting of annual grants of stock options with parallel dividend rights and performance shares, designed to reward performance for absolute and relative total stockholder return (“TSR”). Options represent the right to purchase shares and are valued based on the increase in stock price, and therefore reward absolute stockholder return. Vesting of the Company’s performance shares is based on the Company’s stockholder return as compared to publicly-traded REITs listed in the NAREIT Index and therefore reward relative stockholder return. The following is a summary in effect during 2010: Approximately 40% of the Named Officers’ target annual long-term incentive compensation is granted in the form of stock options with parallel dividend rights and the remaining 60% is in the form of performance shares.
Stock Options with Parallel Dividend Rights
Stock options are granted at fair market value, vest one-third per year over three years, and have a 10-year life. Upon a termination without cause or with good reason in connection with a change in control, the options accelerate in full. Following a termination due to death, disability or retirement, the options accelerate and remain exercisable until their normal expiration dates. Based on the terms of the Amended and Restated 2005 Performance Incentive Plan, there is single-trigger vesting acceleration at the time of a change in control. For each option granted, a dividend right is also granted. During the first three years after the option is granted, in the event that the Company pays an ordinary cash dividend on its common stock, the Named Officer will be paid cash equal to the dividend rate times the number of shares for which dividend rights have been issued. Payment occurs regardless of whether the option has been exercised, but dividend payments cease upon the third anniversary of the grant date. Following (1) a termination due to death, disability or retirement; (2) a qualifying termination that occurs in connection with a change in control; or (3) a change in control if not otherwise assumed or substituted, the dividend equivalents accelerate and are paid immediately in a lump sum in an amount equal to (x) the number of remaining dividend payments that would have been payable under the award if no termination had occurred, multiplied by (y) the number of dividend equivalents subject to the award, multiplied by (z) the value of the quarterly dividend payment that was most recently paid prior to the termination. In February 2010, the Compensation Committee awarded the following number of stock options with three-year dividend equivalents and a per share exercise price of $31.97 to the Named Officers: Mr. Pasquale (114,200 options), Mr. Khoury (37,600 options), and Mr. Bradley (36,700 options).
Performance Shares
The annual performance share grants are denominated in stock units and vest on December 31 of the third year following the grant date based on performance measured over the three-year period, subject to the Named Officer’s continued employment. Performance shares that become vested will be paid in an equivalent number of shares of our common stock. Earned awards from grants made in 2010 are based on the Company’s three-year TSR compared to the TSR of the companies in the NAREIT Index as of 12/31/09. Stock prices at the beginning and end of the performance period are calculated as an average of the closing prices on the preceding 20 consecutive trading days (i.e., 20 trading days prior to 1/1/10 and 1/1/13, respectively). Earned awards may vary from 50% to 200% of target, with 50% of the target value being provided for continued employment, similar to restricted stock. If the Company’s TSR is negative for the performance period, the earned award shall never exceed 100%.

There are no specific numerical targets associated with the percentages in the right-hand column of the table below. As described above, the performance shares are earned based on the Company’s three-year TSR during the performance period compared to the TSR of the companies that comprise the NAREIT index during the same time period. If, at the end of the three-year performance period, the Company’s TSR ranks less than or equal to the 50th percentile of that of its peer group, the Named Officer will receive 50% of the target number of shares awarded. The table below lists the percentage of the award the Named Officer is eligible to receive based on the Company’s TSR when such TSR is compared to that of the NAREIT index group.
The performance shares granted in 2010 were granted for a target number of shares covering a three-year performance period (i.e., the performance period for the shares granted in 2010 commenced on January 1, 2010 and will end on December 31, 2012). Since the three-year performance periods for such shares have not lapsed, there are no corresponding percentiles that relate to such shares at this time.
The funding schedule is summarized as follows, with linear interpolation between points for both performance and percent of target shares earned:

% Target
TSR vs. Peer Group	Shares Earned
50th Percentile	50%
60th Percentile	80%
70th Percentile	110%
80th Percentile	140%
90th Percentile	170%
100th Percentile	200%
Subject to the terms in Mr. Pasquale’s Employment Agreement and Messrs. Khoury and Bradley’s Change in Control Agreements: (1) in the event of termination without cause or with good reason in connection with a change in control, the vesting of performance shares is accelerated (as set forth in the table under “Termination without Cause or for Good Reason in Connection with a Change in Control”); (2) in the event of termination due to retirement (for awards issued prior to December 31, 2009 at age 60 with at least five years of service, and at age 60 with at least ten years of service for awards issued subsequent to December 31, 2009), performance shares are eligible for continued vesting, subject to pro-rated payment based on performance for the entire period as compensation for the period of time worked; (3) in the event of a change in control absent a termination, vesting of awards is accelerated, with payment determined based on performance up to the date of the change in control; and (4) in the event of termination due to death or disability, performance shares are subject to pro-rated payment, with payment determined based on performance up to the date of termination. In February 2010, the Compensation Committee awarded the following target number of performance shares to the Named Officers: Mr. Pasquale (62,300 shares), Mr. Khoury (20,500 shares), and Mr. Bradley (20,000 shares).
401(k) Retirement Benefits
The Company provides retirement benefits to the Named Officers under the terms of its tax-qualified 401(k) plan. Each year, the Company makes an automatic matching contribution on behalf of each participant equal to 3% of the participant’s compensation (regardless of whether the participant contributes to the plan). In addition, the Company makes an additional matching contribution on behalf of each participant equal to one-half of the first 6% of compensation, again, up to the limit in the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code” or the “Code”), contributed to the plan by the participant up to the allowable limits under the Code, which was $16,500 in 2010 ($22,000 for participants age 50 or older). The Named Officers participate in the plan on substantially the same terms as our other participating employees. The Company does not maintain any defined benefit plans.

Deferred Compensation Opportunities
As mentioned above, Named Officers are currently permitted to electively defer up to 100% of their salary and annual bonus under the Deferred Compensation Plan. The Company makes a matching contribution to the non-qualified plan on behalf of participants equal to the lesser of one-half of their base salary deferred by the participant under the plan for such year, or 4% of the participant’s salary for the same such year. The Company believes that providing the Named Officers with deferred compensation opportunities is a cost-effective way to permit officers to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though the related deduction for the Company is also deferred. The Company believes that making a matching contribution to the plan is a cost-effective way to provide an additional retirement benefit to Named Officers and to encourage enhanced retirement savings through participation in the Deferred Compensation Plan.
Please see the “Non-Qualified Deferred Compensation — Calendar 2010” table and related narrative section “Non-Qualified Deferred Compensation Plan” below for a description of the Company’s Deferred Compensation Plan and the benefits thereunder.
Severance and Other Benefits Upon Termination of Employment or Change in Control
Consistent with the Chief Executive Officer’s employment agreement, in the event Mr. Pasquale’s employment is terminated during the employment term either by the Company other than for “cause” or “disability” or by Mr. Pasquale for “good reason” (which includes a resignation by Mr. Pasquale for any reason during the period six months prior to and three years following any “change in control” of the Company) (as those terms are defined in the employment agreement), Mr. Pasquale will be entitled to severance. We treat the occurrence of a change in control of the Company as a “good reason” for the Chief Executive Officer to be able to terminate (within six months prior to or three years following the change in control) because our view is that a change in control transaction results in significant changes in the duties and authorities of the Chief Executive Officer, and in the composition of the board of directors to which he reports, which may constitute a constructive termination of employment for the Chief Executive Officer. If the Chief Executive Officer’s employment is terminated by the Company without cause or by the executive for good reason, we believe that providing the Chief Executive Officer with cash severance benefits based on salary, bonus and medical and life insurance benefits as well as all other benefits, for three years following his actual or constructive termination of employment plus his pro-rata bonus that he would have earned for the year of termination is consistent with reasonable competitive practice and provides him with financial security during a period of time when he is likely to be seeking new employment.
For Named Officers other than the Chief Executive Officer, our philosophy is that severance should only be payable upon certain terminations of employment in connection with a change in control. We believe that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of Named Officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage the Named Officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, we provide Named Officers other than the Chief Executive Officer with severance benefits pursuant to a change in control agreement if their employment is terminated by us without cause or by the executive for good reason within six months prior to or three years following a change in control (such a termination is referred to as a “Change in Control Termination” in the agreements). We believe that a protected period of six months prior to, through three years following, a change in control protects Named Officers from being involuntarily terminated in contemplation of a change in control in order to avoid severance obligations. We also believe that the Named Officers should receive their change in control severance benefits if their employment is constructively terminated in connection with a change in control. Given that none of the Named Officers other than the Chief Executive Officer has an employment agreement that provides for fixed positions or duties, or for a fixed base salary or actual or target annual bonus, absent some form of constructive termination severance trigger, potential acquirers could constructively terminate a Named Officer’s employment and avoid paying severance. For example, following a change in control, an acquirer could materially demote a Named Officer, reduce significantly his salary and/or eliminate his annual bonus opportunity to force the Named Officer to terminate his own employment and thereby avoid paying severance. Because we believe that constructive terminations in connection with a change in control are conceptually the same as actual terminations, and because we believe that acquirers would otherwise have an incentive to constructively terminate Named Officers to avoid paying severance, the change in control agreements we have entered into with our Named Officers other than the Chief Executive Officer permit the Named Officers to terminate their employment in connection with a change in control for certain “good reasons” that we believe result, in those circumstances, in the constructive termination of the Named Officers’ employment. In the event the employment of a Named Officer other than the Chief Executive Officer is terminated by the Company in a Change in Control Termination, we believe that providing these Named Officers with cash severance benefits based on salary, bonus and medical and life insurance benefits for three years following actual or constructive termination of employment provides them with financial security during a period of time when they are likely to be unemployed and seeking new employment.

We generally do not believe that Named Officers other than the Chief Executive Officer should be entitled to severance benefits merely because a change in control transaction occurs. The payment of severance benefits is generally only triggered by an actual or constructive termination of employment. However, under the terms of our stock incentive plans, if there is a liquidation, sale of all or substantially all of our assets, or merger or reorganization that results in a change in control where the Company is not the surviving corporation (or where it does not survive as a public company), and in the case of awards under the 1989 Stock Option Plan and the Amended and Restated 2005 Performance Incentive Plan such outstanding awards will not be continued or assumed following the transaction, then, unless the award agreements provide otherwise, like all other employees, Named Officers will receive immediate vesting and/or payout of their outstanding long-term incentive compensation awards. Although this vesting will occur whether or not a Named Officer’s employment terminates, we believe it is appropriate to fully vest equity awards in these change in control situations because such a transaction may effectively end the Named Officers’ ability to realize any further value with respect to the equity awards.
As part of their severance benefits, Named Officers are reimbursed for the full amount of any excise taxes imposed on their severance payments and any other payments under Section 4999 of the Internal Revenue Code. We have provided the Named Officers with a “gross-up” for any parachute payment excise taxes that may be imposed because we have determined the appropriate level of severance protections for each Named Officer without factoring in the adverse tax effects on the Named Officers that may result under Section 4999 of the Internal Revenue Code. The excise tax gross-up is intended to make the Named Officers whole for any adverse tax consequences they may become subject to under Section 4999 of the Internal Revenue Code, and to preserve the level of severance protections that we have determined to be appropriate. The agreements that provide the excise tax gross-up (for Messrs. Khoury and Bradley, their change in control agreements, and for Mr. Pasquale, his employment agreement) were not materially amended during 2010 and were first entered into in 2007 (for Messrs. Khoury and Bradley) and 2003 (for Mr. Pasquale).
Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential payments that may be made to the Named Officers in connection with their termination of employment or a change in control.
Perquisites
The Company provides certain Named Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The amounts attributable to such benefits are included under “All Other Compensation” column in the Summary Compensation Table.
Claw Back Policy
On February 8, 2010, the Board adopted an Incentive Compensation Repayment Policy, commonly referred to as a “claw back” policy. Under the claw back policy, if the Board or an appropriate committee of the Board determines that an executive officer or other employee engaged in an act of embezzlement, fraud, breach of fiduciary duty or misconduct during his or her employment that, in the determination of the Board or such committee, contributed to an obligation to restate the Company’s financial statements, the Board or such committee, in its discretion, will take the action it deems necessary or appropriate to address the events that gave rise to the embezzlement, fraud, breach of fiduciary duty or misconduct and to prevent its recurrence. Such action may include, to the extent permitted by applicable law, requiring partial or full reimbursement of any bonus paid to the employee. The Board has given the Compensation Committee and the Audit Committee the authority to make determinations under this policy.

The remedies that may be sought by the Board or a committee are subject to a number of conditions, including that: (1) the bonus to be recouped was predicated upon the achievement of certain financial results that were subsequently the subject of a restatement; (2) the employee in question engaged in conduct that caused or partially caused the need for the restatement; and (3) a lower payment would have been made to the employee based upon the restated financial results. Following a restatement of the Company’s financial statements, the Company will recover any compensation received by the Chief Executive Officer and Chief Financial Officer that is required to be recovered by Section 304 of the Sarbanes-Oxley Act of 2002 or any other applicable law or regulation. In addition, the claw back policy will terminate upon a “change in control event,” as defined in the Company’s Amended and Restated 2005 Performance Incentive Plan. In order for the claw back policy to be enforceable, each employee identified by the Board will enter into a consent agreement with the Company thereby agreeing to the terms of the claw back policy. On March 15, 2010, Messrs. Pasquale, Khoury, Bradley, William Wagner, Roger Laty and Brent Chappell entered into a consent agreement for the claw back policy to govern any bonuses earned by the Named Officer in 2010 and future years.
Tax and Accounting Considerations
Section 162(m) Policy
The Compensation Committee has considered the anticipated tax treatment to the Company regarding the compensation and benefits paid to the Named Officers in light of Section 162(m) of the Internal Revenue Code. The basic philosophy of the Compensation Committee is to strive to provide such Named Officers with a compensation package that will preserve the deductibility of such payments for the Company. However, certain types of compensation payments and their deductibility depend upon the timing of a Named Officer’s vesting or exercise of previously granted rights. Moreover, interpretations of and changes in the tax laws and other factors beyond the Compensation Committee’s control may affect the deductibility of certain compensation payments. The Compensation Committee will consider various alternatives to preserve the deductibility of compensation payments and benefits to the extent reasonably practicable and to the extent consistent with its other compensation objectives.
However, the Company believes that, because it qualifies as a REIT under the Internal Revenue Code and pays dividends sufficient to minimize federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) will generally not affect the Company’s net income. To the extent that compensation does not qualify for deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income taxation as dividend income rather than return of capital. The Company does not believe that Section 162(m) will materially affect the taxability of stockholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each stockholder. For these reasons, the Compensation Committee’s compensation policy and practices are not entirely guided by considerations relating to Section 162(m).
Subsequent Compensation Actions
In February 2011, based on market data provided by FW Cook & Co., the Compensation Committee decided to increase the base salaries for the Named Officers, as follows: Mr. Pasquale’s base salary increased to $700,000, Mr. Khoury’s base salary increased to $396,000 and Mr. Bradley’s base salary increased to $385,000. At this time, the Compensation Committee also maintained target cash bonus awards (as a percentage of base salary) of 130% (up to a maximum of 260%) for Mr. Pasquale, and 100% (up to a maximum of 200%) for each of Messrs. Khoury and Bradley.
In addition, the Compensation Committee established the components of long-term compensation. In part based on recommendations from FW Cook & Co., approximately 33.3% of Mr. Pasquale’s target annual long-term incentive compensation value is in the form of stock options with parallel dividend rights (such dividend rights were granted for a specified time period of three years), 33.3% is in the form of time-vested restricted stock units (“RSUs”) (which vest ratably over three years), and 33.3% is in the form of performance shares. The terms of the options and dividend equivalent rights are consistent with those granted in 2010 (except with respect to change in control, as described below). The 2011 target performance share value is allocated 50% based on three-year relative stockholder performance against other REITs (i.e., those comprising the NAREIT Index as of 12/31/10) and 50% based on the Company’s three-year relative stockholder return as compared to the 16 REITs in the Company’s 2011 executive compensation peer group. The performance shares are designed to reward relative stockholder return, but additional focus is also placed upon performance relative to the REITs most similar to the Company.

The funding schedule for the 2011 performance shares is summarized as follows, with linear interpolation between points for both performance and percent of target shares earned. If the Company’s TSR is negative for the performance period, the earned award will never exceed 100%.

% Target
TSR vs. Peer Group	Shares Earned
<25th Percentile	0%
25th Percentile	50%
50th Percentile	100%
75th Percentile	200%
>75th Percentile	200%
In 2011, Mr. Pasquale was awarded the following ordinary course long-term compensation: 108,900 options with tandem dividend equivalent rights, 32,300 RSUs, and 26,500 performance shares (12,000 based on performance against the constituents of the NAREIT Index and 14,500 based on performance against the companies in the executive compensation peer group) under the terms of the Company’s Amended and Restated 2005 Performance Incentive Plan.
If stock options and time-vested RSUs are not assumed by an acquirer at the time of a change in control, then vesting will accelerate at the time of the transaction closing. If stock options and RSUs are assumed, then they will continue to vest according to their original vesting schedules. Vesting will subsequently accelerate upon a qualifying termination (i.e., due to death, disability, involuntary termination by the Company without cause, or voluntary termination with good reason), during the six months prior to and two years following a change in control (which we refer to as the protected period), and unvested shares will be forfeited upon any other termination. If the tandem dividend equivalent rights are not assumed by the acquirer at the time of a change in control, then payments will accelerate. If the tandem dividend equivalent rights are assumed, then payments will continue according to the original terms, with the same provisions for qualifying terminations and the same protected period as described for the stock options and RSUs granted in 2011. Performance shares will vest and be paid at the transaction closing at a level equal to the lesser of target (i.e., 100%) or the percentage earned based on actual achievement for the portion of the performance period completed, with such number of performance shares pro-rated if the closing occurs during the first two years of the performance period as follows: (1) if the closing occurs within the first year of the performance period, then the pro-ration factor is one-third; and (2) if the closing occurs during the second year of the performance period, then the pro-ration factor is two-thirds.
The February 2011 ordinary course long-term compensation awards granted to Mr. Khoury and Mr. Bradley are provided entirely in the form of performance shares, with 50% of the 2011 target performance share value based on performance against the constituents of the NAREIT index and 50% based on the Company’s relative stockholder return as compared to the 16 REITs in the Company’s 2011 executive compensation peer group. Mr. Khoury was awarded 13,000 performance shares (5,900 based on performance against the constituents of the NAREIT Index and 7,100 based on performance against the companies in its executive compensation peer group) and Mr. Bradley was awarded 9,700 performance shares (4,400 based on performance against the constituents of the NAREIT Index and 5,300 based on performance against the companies in its executive compensation peer group) under the terms of the Company’s Amended and Restated 2005 Performance Incentive Plan. The provisions of the awards are consistent with those described above for Mr. Pasquale.
Equity Grant Practices
The Compensation Committee typically grants equity awards at its first regularly scheduled meeting of the year, which is normally held the day before the first regularly scheduled Board meeting (generally held in January or February) of each year. Board meeting dates are set in the prior year. With respect to the grant of options, the grant date exercise price is based on the closing price on the NYSE on the trading day the Compensation Committee awards the options. With respect to the grant of restricted stock units, the grant date value is based on the Company’s closing stock price on the NYSE on the trading day the Compensation Committee makes the award. If a new employee is hired between Compensation Committee meeting dates, the Compensation Committee generally makes an equity award at its next scheduled meeting.

Stock Ownership Guidelines
It is the policy of the Company that each director and officer should commit to achieving and maintaining a certain level of stock ownership (i.e., wholly owned shares). Newly elected or appointed officers and directors should work toward achieving the targeted levels of ownership over a five-year period. The policy outlines the following target levels of ownership:

CEO	Five times base salary
CFO and CIO	Three and one half times base salary
Senior Vice Presidents	Two and one half times base salary
Vice Presidents	Two times base salary
Non-Employee Directors	Five times annual board retainer
As of the date hereof, all of the Named Officers are in compliance with the Company’s stock ownership guidelines.
COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION(1)
The Compensation Committee has certain duties and powers as described in its charter. The Compensation Committee is currently composed of the four non-employee directors named at the end of this report, each of whom is independent, as defined by the New York Stock Exchange listing standards.
The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this report. Based upon this review and our discussions, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Compensation Committee of the Board
William K. Doyle (Chair)
Robert D. Paulson
David R. Banks
Richard I. Gilchrist
(1)	SEC filings sometimes incorporate information by reference. This means the Company is referring you to information that has previously been filed with the SEC, and that this information should be considered as part of the filing you are reading. Unless the Company specifically states otherwise, this report shall not be deemed to be incorporated by reference and shall not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933 or the Exchange Act.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee members whose names appear on the Compensation Committee Report above were committee members during 2010. Mr. Banks was the Chairman of the Company from 1985 when it was organized until 1988 when it became an independent REIT, and has been a director since its inception. Neither Mr. Banks nor any current member of the Compensation Committee is a current or former executive officer or employee of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions, except that Mr. Gilchrist is the President of The Irvine Company’s Investment Properties Group, which owns the building in which the Company’s headquarters are located. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Compensation Committee during the fiscal year ended December 31, 2010.

RELATIONSHIP BETWEEN COMPENSATION POLICIES AND RISK MANAGEMENT
The Board is responsible for overseeing risk management for the Company. In doing so, the Board and its committees determine the magnitude and potential impact of various risks; identify any factors that may moderate the risk; direct the implementation of control systems to manage and monitor the risk; and periodically evaluate the effectiveness of those control systems. The Board has delegated some of its responsibility for risk oversight to the Audit Committee. In addition, the Corporate Governance and Nominating Committee, the Investment Committee and the Compensation Committee assist in risk oversight to the extent that they identify any risks in their areas of responsibility.
The Audit Committee has responsibility to review the guidelines and policies governing the process by which the Company assesses and manages its exposure to risk. The Audit Committee’s role in risk oversight also relates to the integrity of the Company’s financial statements; the Company’s compliance with legal and regulatory requirements and the Company’s Business Code of Conduct & Ethics; the qualifications and independence of the Company’s auditors; and the performance of the Company’s independent auditors and the Company’s internal audit function. The Audit Committee meets periodically with the Compliance Officer for the Business Code of Conduct & Ethics to discuss compliance with that code, and considers any waiver requests; meets periodically with the Company’s Related Person Transactions Coordinator to discuss compliance with the Company’s Policy and Procedure with respect to Related Person Transactions and considers approval of proposed transactions under that policy; and reviews and investigates any matters relating to the integrity of management, including conflicts of interest, compliance processes, and any reports from counsel regarding any material violations or breaches of fiduciary duties.
All of the committees report to the Board on their activities on a regular basis. The Chairman of the Board, Mr. Pasquale, is not a member of any of the Board’s committees. All of the committees are comprised exclusively of non-employee directors. In his role as Lead Independent Director, Mr. Paulson plays a role in risk oversight by coordinating the activities of the independent directors and promoting their overall effectiveness.
The Board routinely conducts a company-wide risk assessment, as described above. Based upon this assessment, the Board carefully evaluates any potential linkage between executive compensation and corporate risks. On this basis, with input from the Compensation Committee, the Board has concluded that current compensation programs are not reasonably likely to have a material adverse effect on the Company.
In reaching this conclusion, the Board and the Compensation Committee considered both the cash and equity components of total compensation. With respect to cash compensation, the Board and the Compensation Committee noted that base salaries are fixed in amount and thus do not encourage risk taking. Separately, while the discretionary performance-based cash bonus awards focus on achievement of annual goals, and annual goals may encourage a focus on shorter-term performance, cash bonuses do not represent a majority of any individual’s total compensation opportunities. The Board and the Compensation Committee believe that the bonuses appropriately balance risk and the desire to focus employees on specific annual goals which are important to both the Company’s annual and multi-year financial success, and that the bonuses do not encourage unnecessary or excessive risk taking. In addition, commencing 2010, the Board adopted an Incentive Compensation Repayment Policy that allows the Board or an appointed committee to take action to recover cash bonus awards in the event of a material restatement of the Company’s financial statements.
A significant portion of the compensation provided to executive officers and other senior employees of the Company is in the form of long-term equity incentive awards that are important to help further align the interests of the recipient with those of the Company’s stockholders. The Board and the Compensation Committee believe that these awards do not encourage unnecessary or excessive risk taking because the ultimate value of the awards is tied to the Company’s stock price. These equity awards are staggered for overlapping multi-year periods and subject to long-term vesting schedules to help ensure that recipients have significant value tied to the Company’s long-term, and sustained stock price performance. In addition, the Company’s stock ownership guidelines align an appropriate portion of the personal wealth of our officers and directors to the long-term stability and performance of the Company.

EXECUTIVE COMPENSATION
Summary Compensation Table — Calendar 2010
The following table presents information regarding compensation of our Named Officers for services rendered during 2010, 2009 and 2008.

							Non-Equity
					Stock	Option	Incentive Plan	All Other
		Salary		Bonus	Awards	Awards	Compensation	Compensation	Total
	Year	($)		($)	($)	($)	($)	($)	($)
Name and Principal Position (a)	(b)	(c)		(d)	(e)(1)	(f)(1)	(g)	(h)(2)	(i)
Douglas M. Pasquale,	2010	650,000	(3)	1,500,000	1,589,273	1,058,634	—	84,701	4,882,608
President Chief Executive Officer	2009	562,500		1,153,750	1,304,860	870,167	—	195,422	4,086,699
and Chairman of the Board of	2008	562,500		1,127,500	1,651,945	869,736	—	63,069	4,274,750
Directors
Abdo H. Khoury	2010	385,000	(4)	400,000	522,955	348,552	—	38,907	1,695,414
Executive Vice President	2009	330,000		500,000	425,926	284,329	—	90,034	1,630,289
and Chief Financial and	2008	330,000		440,000	543,057	279,930	—	37,969	1,630,956
Portfolio Officer
Donald D. Bradley	2010	375,000	(5)	425,000	510,200	340,209	—	36,799	1,687,208
Executive Vice President	2009	325,000		425,000	408,692	272,303	—	43,617	1,474,612
and Chief Investment Officer	2008	325,000		430,000	499,576	259,749	—	67,751	1,582,076

(1)	The amounts reported in Columns (e) and (f) above reflect the aggregate grant date fair value recognized for stock and option awards in accordance with Financial Accounting Standards Board ASC Topic 718 (disregarding any estimate of forfeitures related to service-based vesting conditions). No stock or option awards granted to Named Officers were forfeited during 2010. With respect to awards that are subject to performance conditions, the amounts reported in Column (e) above reflect the value at the grant date based upon the probable outcome of such conditions, and are consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under Financial Accounting Standards Board ASC Topic 718 (disregarding any estimate of forfeitures). The value of the awards at the grant date assuming the highest level of performance conditions will be achieved are as follows:

		Value of Performance Based
		Awards at Grant Date (Assuming
		Achievement of Highest Level of
		Performance Conditions)
Name	Year	($)
Douglas M. Pasquale	2010	3,178,546
	2009	2,609,720
	2008	3,039,932
Abdo H. Khoury	2010	1,045,910
	2009	851,852
	2008	976,668
Donald D. Bradley	2010	1,020,400
	2009	817,384
	2008	909,020
Detailed information about the amount recognized for specific awards is reported in the “Outstanding Equity Awards at Calendar 2010 Year-End” table below. For a discussion of the assumptions and methodologies used to calculate the amounts reported in Columns (e) and (f), please see the discussion of equity incentive awards contained in Note 12 (Stock Incentive Plan) to the Company’s Consolidated Financial Statements, included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC, which note is incorporated herein by reference.

(2)	Amounts shown in Column (h) include contributions to the Company’s 401(k) Plan and Deferred Compensation Plan, executive health benefits, and term life insurance premiums paid by the Company, as set forth in greater detail in the table below. For Mr. Pasquale, amounts shown in Column (h) also include additional perquisites and other fringe benefits, as set forth in greater detail in the table below. In each of these cases, the amounts represent the actual cost to the Company:

			Deferred
			Compensation		Term Life			Non-
		401(k) Plan	Plan	Executive	Insurance		Club and	Dependent
		Contributions	Contributions	Health	Premiums	Season	Gym	Insurance
Name	Year	($)	($)	Benefits ($)	($)	Tickets ($)	Dues ($)	($)
Douglas M. Pasquale	2010	14,700	26,000	14,124	7,287	3,468	8,147	10,975
Abdo H. Khoury	2010	14,700	15,400	6,307	2,500	—	—	—
Donald D. Bradley	2010	14,700	15,000	5,119	1,980	—	—	—
Mr. Pasquale is a member of our Board. As an employee-director, Mr. Pasquale does not receive additional compensation for his services as director.

(3)	Mr. Pasquale elected to defer $52,000 of his 2010 base salary.

(4)	Mr. Khoury elected to defer $30,800 of his 2010 base salary.

(5)	Mr. Bradley elected to defer $30,000 of his 2010 base salary.
Compensation of Named Officers
The “Summary Compensation Table — Calendar 2010” above quantifies the value of the different forms of compensation earned by or awarded to our Named Officers in 2010, 2009 and 2008. The primary elements of each Named Officer’s total compensation reported in the table are base salary, an annual bonus and long-term equity incentives. Named Officers also earned the other benefits listed in Column (h) of the “Summary Compensation Table — Calendar 2010,” as further described in footnote (2) to the table.
The “Summary Compensation Table — Calendar 2010” should be read in conjunction with the tables and narrative descriptions that follow. A description of the material terms of each Named Officer’s base salary and annual bonus is provided immediately following this paragraph. The “Grants of Plan-Based Awards in Calendar 2010” table, and the description of the material terms of the stock options and performance shares granted in 2010 that follows it, provides information regarding the long-term equity incentives awarded to Named Officers in 2010. The “Outstanding Equity Awards at Calendar 2010 Year-End” and “Option Exercises and Stock Vested in Calendar 2010” tables provide further information on the Named Officers’ potential realizable value and actual value realized with respect to their equity awards.
The “Non-Qualified Deferred Compensation — Calendar 2010” table and related description of the material terms of our non-qualified Deferred Compensation Plan provides a more complete picture of the potential future payments due to our Named Officers. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that are, or may become, payable to our Named Officers under certain circumstances.
Description of Employment Agreements, Salary and Bonus Amounts
On September 30, 2003, the Company entered into an employment agreement with Mr. Pasquale, who has served as the Company’s President and Chief Executive Officer since April 2004. The agreement was subsequently amended on January 31, 2005, amended and restated on April 23, 2007, and amended and restated again on October 28, 2008. The 2008 restatement reflected technical changes for purposes of complying with Section 409A of the Code, such as clarifying the timing of bonus payments, severance payments and Section 280G tax gross-up payments, and adopting the definitions of “change of control,” “disability” and “separation from service” used under Section 409A of the Code. The term of the agreement is for three years; provided, however, that on the first day of each month after the effective date of the agreement, the employment term will automatically be extended so as to terminate on the third anniversary of such date unless the Company or Mr. Pasquale gives notice that the term will not be further extended. The agreement provides that Mr. Pasquale will receive an initial annualized base salary of $538,500, subject to annual review by the Compensation Committee. The Compensation Committee generally reviews Mr. Pasquale’s base salary in February of each year, with any increase made retroactive to January 1st of that year. In making its determination with respect to Mr. Pasquale’s base salary, the Compensation Committee considers the factors discussed above under “Compensation Discussion and Analysis — Current Named Officers Compensation Program Elements — Base Salaries.” As noted above, for 2010, Mr. Pasquale’s salary was $650,000. Mr. Pasquale’s amended employment agreement provides for a target annual bonus opportunity for Mr. Pasquale equal to 100% of his base salary (with the actual bonus ranging from 0% of base salary for performance at the threshold level to 200% of base salary for performance at the high level). Based on FW Cook & Co.’s recommendation after reviewing comparable compensation data for our peer group companies, the Compensation Committee increased Mr. Pasquale’s target bonus opportunity for 2010 to 130% of his base salary (and up to a maximum of 260% of his base salary), and determined that it should remain at that level for 2011. In 2011, the Compensation Committee will determine Mr. Pasquale’s actual bonus amount based on its assessment of the Company’s and Mr. Pasquale’s performance for the year, considering the factors discussed above under “Compensation Discussion and Analysis — Current Named Officers Compensation Program Elements — Annual Bonuses.” Mr. Pasquale is also entitled to receive share-based compensation at least annually in accordance with the Company’s compensation plans and participate in the Company’s other benefit plans applicable to the Company’s senior executives.
Grants of Plan-Based Awards in Calendar 2010
The following table provides details regarding plan-based awards granted to the Named Officers during the year ended December 31, 2010. The material terms of each grant are described below under “Description of Plan-Based Awards.” Each award disclosed on the table below was granted under the Amended and Restated 2005 Performance Incentive Plan.

						All Other Option
						Awards:
					All Other Stock	Number of
		Estimated Future Payouts under Equity			Awards:	Securities		Grant Date Fair
		Incentive Plan Awards			Number of	Underlying	Exercise or Base	Value of Stock and
	Grant	Threshold	Target	Maximum	Shares of Stock	Options	Price of Option	Options Awards
Name	Date	($)	($)	($)	or Units (#)	(#)	Awards ($/Sh)	($)
(a)	(b)(1)	(f)(2)	(g)(3)	(h)(4)	(i)	(j)(5)	(k)	(l)(6)
Douglas M. Pasquale	2/9/10	31,150	62,300	124,600				1,589,273
	2/9/10					114,200	31.97	1,058,634
Abdo H. Khoury	2/9/10	10,250	20,500	41,000				522,955
	2/9/10					37,600	31.97	348,552
Donald D. Bradley	2/9/10	10,000	20,000	40,000				510,200
	2/9/10					36,700	31.97	340,209

(1)	For equity incentive awards, the date in this column is the grant date recognized pursuant to FAS 123(R) which is the same as the date the award was granted by the Compensation Committee.

(2)	Represents payouts of the performance shares at threshold level of 50% of target.

(3)	Represents payouts of the performance shares at target level of 100%.

(4)	Represents payouts of the performance shares at maximum level of 200% of target.

(5)	Represents grants of stock options. Each stock option vests one-third per year for a three year period and was granted with a three-year dividend equivalent right.

(6)	With respect to awards that are subject to performance conditions, the amounts reported in Column (l) above reflect the value at the grant date based upon the probable outcome of such conditions, and are consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under Financial Accounting Standards Board ASC Topic 718 (disregarding any estimate of forfeitures). The value of the awards at the grant date assuming the highest level of performance conditions will be achieved are listed at footnote 1 to the Summary Compensation Table above. With respect to awards of options, the amounts reported in Column (l) above reflect the aggregate grant date fair value in accordance with Financial Accounting Standards Board ASC Topic 718 (disregarding any estimate of forfeitures related to service-based vesting conditions).

Description of Plan-Based Awards
Each of the awards reported in the “Grants of Plan-Based Awards in Calendar 2010” table was granted under, and is subject to the terms of, the Amended and Restated 2005 Performance Incentive Plan.
Unless otherwise provided in an individual award agreement, under the terms of the Amended and Restated 2005 Performance Incentive Plan, if there is a change in control of the Company, each Named Officer’s outstanding awards granted under the plan will generally become fully vested and, in the case of options, exercisable.
Stock Options with Parallel Dividend Rights
On February 9, 2010, the Compensation Committee approved an award of stock options with parallel dividend rights to each of the Named Officers. Each option award was granted with a per share exercise price of $31.97, the closing price of a share of the Company’s common stock on February 9, 2010. The options vest one-third per year over three years and have a 10-year life. Following a termination due to death, disability or retirement, the options accelerate and remain exercisable until their normal expiration dates. Options fully accelerate in the event of a change in control and remain exercisable for no less than 30 days. For each option granted, a dividend right is also granted. During the first three years after the option is granted, in the event that the Company pays an ordinary cash dividend on its common stock, the Named Officer will be paid cash equal to the dividend rate times the number of shares for which dividend rights have been issued. Payment occurs regardless of whether the option has been exercised, but dividend payments cease upon the third anniversary of the grant date. For more information with respect to the options and the dividend rights, see “Compensation Discussion and Analysis — Current Named Officers Compensation Program Elements — Long-Term Equity Incentives.”
Performance Shares
On February 9, 2010, the Compensation Committee approved an award of performance shares to each of the Named Officers. The performance share awards granted to Named Officers represent a contractual right to receive a number of shares of common stock if the following time-based and performance-based vesting requirements are satisfied. Subject to the officer’s continued employment, a percentage (ranging from between 50% to 200%) of the number of performance shares subject to the award are eligible to become earned and vested based on the Company’s TSR over the three-year period between January 1, 2010 and December 31, 2012 relative to the TSR of the companies comprising the NAREIT Index as of December 31, 2009, except that payout is capped at 100% of target if TSR is negative. Performance shares that become earned and vested will be paid in an equivalent number of shares of common stock following the performance period. Named Officers are not entitled to dividends or dividend equivalents with respect to performance shares. For information with respect to the vesting and termination provisions, see “Compensation Discussion and Analysis — Current Named Officers Compensation Program Elements — Long-Term Equity Incentives.”

Outstanding Equity Awards at Calendar 2010 Year-End
The following table presents information regarding the outstanding equity awards held by each Named Officer as of December 31, 2010, including the vesting dates for the portions of these awards that had not vested as of that date.

	Options Awards							Stock Awards
													Equity
											Equity		Incentive Plan
											Incentive Plan		Awards:
											Awards:		Market or
											Number of		Payout Value
										Market	Unearned		of Unearned
	Number of		Number of					Number of		Value of	Shares, Units		Shares, Units
	Securities		Securities					Shares or		Shares or	or Other		or Other
	Underlying		Underlying					Units of		Units of	Rights that		Rights that
	Unexercised		Unexercised		Option		Option	Stock That		Stock That	Have not		Have not
	Options (#)		Options (#)		Exercise		Expiration	Have Not		Have Not	Vested		Vested
Name	Exercisable		Unexercisable		Price ($)	Option Grant	Date	Vested (#)		Vested ($)	(#)		($)
(a)	(b)		(c)		(d)	Date (e)	(f)	(g)(2)		(h)(3)	(i)		(j)(3)
Douglas M. Pasquale	48,000	(1)	—		21.29	10/19/04	10/19/14
	1,233	(1)	—		18.48	11/3/03	11/3/13
	23,767	(1)	—		18.48	11/3/03	11/13/14
			133,600	(6)	32.19	1/29/08	1/29/11
			67,534	(7)	25.40	2/10/09	2/10/19
			114,200	(7)	31.97	2/9/10	2/9/20
								154,009	(8)	5,602,847
											53,000	(5)	1,928,140
											62,300	(4)	2,266,474
Abdo H. Khoury	6,944	(1)	—		21.29	10/19/04	10/19/14
	2,856	(1)	—		21.29	10/19/04	10/19/15
			43,000	(6)	32.19	1/29/08	1/29/11
			22,067	(7)	25.40	2/10/09	2/10/19
			37,600	(7)	31.97	2/9/10	2/9/10
								37,944	(9)	1,380,403
											17,300	(5)	629,374
											20,500	(4)	745,790
Donald D. Bradley	14,000	(1)	—		21.29	10/19/04	10/19/15
	10,938	(1)	—		14.20	1/28/03	1/28/14
	3,828	(1)	—		19.60	1/21/02	1/21/13
	8,750	(1)	—		15.28	3/21/01	3/12/11
			39,900	(6)	32.19	1/29/08	1/29/11
			21,134	(7)	25.40	2/10/09	2/10/19
			36,700	(7)	31.97	2/9/10	2/9/20
								37,944	(10)	1,380,403
											16,600	(5)	608,908
											20,000	(4)	727,600

(1)
Each stock option grant was granted under, and is subject to, the Company’s 1989 Stock Option Plan. The option expiration date shown in Column (f) above is the normal expiration date, and the latest date that the options may be exercised.

The stock option grants are accompanied by the following performance-based dividend equivalent rights. Three years after the grant date of an option, the Company’s performance for the period following grant was evaluated and dividend equivalents were awarded for a percentage of the total number of shares subject to each option grant based on such performance. Generally, 50% of the shares subject to the option were eligible for dividend equivalents based on the Company’s TSR performance over the three-year period following grant relative to a peer group of healthcare real estate investment trusts, as selected by the Compensation Committee after considering recommendations of FPL Associates, L.P.. The remaining 50% of the shares subject to the option were eligible for dividend equivalents based on the Company’s performance over the three-year period following grant in the areas of (1) growth percentage of FFO, (2) multiple of FFO, (3) dividend growth, (4) dividend yield, and (5) amount and quality of new investments. Each of these five factors was reviewed against the peer group; however, the determination as to whether this 50% test was met in whole or in part was based on an overall subjective judgment of the Compensation Committee. Fifty percent of the options granted in 2001 have dividend equivalent rights; 21.9% of the options granted in 2002 have dividend equivalent rights; and 62.5% of the options granted in 2003 have dividend equivalent rights. In connection with the transition from stock options to restricted stock in 2004, the Compensation Committee set the dividend equivalent rate for options granted in 2004 at 80%.

The dividend equivalent rights entitle the option holder to an amount equal to the per share ordinary cash dividend the Company pays on its common stock for each share subject to an outstanding and unexercised option that was awarded dividend equivalent treatment. Once dividend equivalent treatment was awarded, a “catch up” payment was made to the option holder to reflect dividends paid by the Company during the three-year performance period following the option grant date. Additional dividend equivalents are credited and payable on regular dividend payment dates until the earlier of (i) the Named Officer’s termination of employment or service or (ii) the expiration of the corresponding option according to its terms (i.e., ten years from the date of the applicable award agreement in the case of incentive stock options and eleven years from the date of the applicable award agreement in the case of non-qualified stock options), regardless of whether or when such option is exercised.

(2)
The restricted stock unit awards are subject to accelerated vesting in connection with a change in control of the Company and certain terminations of the Named Officer’s employment with the Company, as described in more detail above under “Grants of Plan-Based Awards in Calendar 2010” and below under “Potential Payments Upon Termination or Change in Control.”

(3)
The market or payout value of unit awards reported in Columns (h) and (j) is computed by multiplying the number of units reported in Columns (g) and (i), respectively, by $36.38, the closing market price of our common stock on December 31, 2010.

(4)
Represents the target number of performance shares eligible to become earned and vested based on the Company’s TSR over the three-year period between January 1, 2010 and December 31, 2012 relative to the TSR of the companies comprising the NAREIT Index as of December 31, 2009 for that same period (with 50% of the performance shares becoming earned and vested if the Company’s TSR is at or below the 50th percentile and 200% of the performance shares becoming earned and vested if the Company’s TSR is at the 100th percentile). At December 31, 2010 our ranking in the TSR described in the previous sentence was 19% which equates to earning 50% of the performance share awards. The performance share awards are subject to full or partial accelerated vesting in the event of certain terminations of employment or upon certain changes in control of the Company. Officers are not entitled to dividends or dividend equivalents with respect to performance shares.

(5)
Represents the target number of performance shares eligible to become earned and vested based on the Company’s TSR over the three-year period between January 1, 2009 and December 31, 2011 relative to the TSR of the companies comprising the NAREIT Index as of December 31, 2008 for that same period (with 50% of the performance shares becoming earned and vested if the Company’s TSR is at or below the 50th percentile and 200% of the performance shares becoming earned and vested if the Company’s TSR is at the 100th percentile). At December 31, 2010 our ranking in the TSR described in the previous sentence was 38% which equates to earning 50% of the performance share awards. The performance share awards are subject to full or partial accelerated vesting in the event of certain terminations of employment or upon certain changes in control of the Company. Officers are not entitled to dividends or dividend equivalents with respect to performance shares.

(6)
Each SAR award with dividend equivalents reported Column (c) was granted under, and is subject to, the Company’s Amended and Restated 2005 Performance Incentive Plan. Each SAR award vested in three substantially equal installments: one-third of the award vested on January 29, 2009, one-third of the award vested on January 29, 2010, and the remaining installment vested on January 29, 2011. Vested SARs will be exercised automatically upon the earliest of January 29, 2011, certain terminations of employment or certain changes in control of the Company.

(7)
Each stock option was granted under, and is subject to, the Company’s Amended and Restated 2005 Performance Incentive Plan. The option expiration date shown in Column (f) above is the normal expiration date, and the latest date that the options may be exercised. Each stock option vests one-third per year for a three year period and was granted with a three-year dividend equivalent right.

(8)
The number of restricted stock units covered by this award and outstanding as of December 31, 2010 consists of the original 120,967.74 units granted and an additional 33,040.93 units credited to Mr. Pasquale as dividend equivalents. Of the unvested portion of this award, 50% of the units are scheduled to vest on August 15, 2011. The remaining 50% of the units are scheduled to vest in five substantially equal installments on August 15, 2012, August 15, 2013, August 15, 2014, August 15, 2015 and August 15, 2016.

(9)
The number of restricted stock units covered by this award and outstanding as of December 31, 2010 consists of the original 30,807.15 units granted and an additional 7,136.89 units credited to Mr. Khoury as dividend equivalents. Of the unvested portion of this award, 50% of the units are scheduled to vest on July 23, 2012, 20% of the units are scheduled to vest on each of January 23, 2013 and January 23, 2014, and the final 10% of the units are scheduled to vest on January 23, 2015.

(10)
The number of restricted stock units covered by this award and outstanding as of December 31, 2010 consists of the original 30,807.15 units granted and an additional 7,136.89 units credited to Mr. Bradley as dividend equivalents. Of the unvested portion of this award, 50% of the units are scheduled to vest on January 23, 2014, with the remaining 50% of the units scheduled to vest in seven substantially equal annual installments on January 23, 2015, January 23, 2016, January 23, 2017, January 23, 2018, January 23, 2019, January 23, 2020 and January 23, 2021.

Option Exercises and Stock Vested in Calendar 2010
The following table presents information regarding the options exercised and vesting of stock awards previously granted to the Named Officers during 2010.

	Option Awards		Stock Awards
	Number of Shares
	Acquired Upon	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)(1)	(d)	(e)(2)
Douglas M. Pasquale	38,086	1,216,779	101,007	3,660,613
Abdo H. Khoury	11,311	385,645	32,834	1,189,687
Donald D. Bradley	10,275	349,688	32,157	1,158,999

(1)
The dollar amounts shown in Column (c) are determined by multiplying (x) the difference between the closing price of our common stock on the New York Stock Exchange on the exercise date and the option exercise price by (y) the number of shares exercised.

(2)
The dollar amounts shown in Column (e) above are determined by multiplying (x) the number of shares that vested by (y) the closing price of our common stock on the New York Stock Exchange on the vesting date.

Non-Qualified Deferred Compensation — Calendar 2010
The following table presents information regarding the contributions to and earnings on the Named Officers’ deferred compensation balances in the Deferred Compensation Plan during 2010, and also shows the total deferred amounts for the Named Officers as of December 31, 2010.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	Balance at Last
	Last FY	Last FY	FY	Distributions	FYE
Name	($)	($)	($)	($)	($)
(a)	(b)(1)	(c)(1)	(d)	(e)	(f)
Douglas M. Pasquale	52,500	26,000	88,576	—	662,788
Abdo H. Khoury	30,800	15,400	45,857	—	319,982
Donald D. Bradley	30,000	15,000	69,879	—	498,604

(1)
All of the amounts reported as executive and registrant contributions in Columns (b) and (c) above are also included as compensation for each Named Officer in Columns (c) and (h), respectively, of the “Summary Compensation Table — Calendar 2010” above.

Non-Qualified Deferred Compensation Plan
The Company permits the Named Officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis under the Company’s Deferred Compensation Plan (“DCP”). Certain material terms of the DCP are discussed below.
Under the DCP, each participant may elect to defer up to 100% of his salary and bonus. The Company makes a matching contribution in respect of a participant’s deferrals under the plan equal to the lesser of one-half of the salary (other than annual bonus) deferred by the participant under the plan for such year, or 4% of the participant’s salary (other than annual bonus) for the same such year. Participants are always 100% vested in their plan accounts.
A participant’s deferrals under the DCP (including earnings and matching contributions) are credited with investment gains and losses until the amounts are paid out. Investment gains and losses are credited to a participant’s account based on the investment gain or loss that would have occurred had the participant’s account been invested in the investment options selected by the participant under the DCP. Investment options available under the DCP include: (i) a government fund selected by the plan administrator, which seeks to invest primarily in debt issued by the United States government; (ii) an equity fund selected by the plan administrator, which seeks to invest primarily in equity securities; and (iii) a balanced fund selected by the plan administrator, which seeks to invest primarily in both debt and equity securities, the proportions of which may change from time to time. In addition, the DCP includes an investment option under which investment gains and losses will be determined according to the securities or funds specified by the participant, subject to restrictions established by the plan administrator. Participants may change their investment options once per quarter at the time and in the manner specified by the plan administrator. The Company changed fund providers during the course of 2010, and the following table presents the investment gain or loss (expressed as a percentage rate of return) for the investment options of each fund provider for the period of time such group of investment options was available under the plan in 2010.

Rate of Return for
1/1/2010 to 10/31/2010
Metlife Stable Value	—
Schwab Investor Money Fund	—
Parnassus Equity Income	2.78%
American Century Intl Bond	3.88%
Schwab Intl Index Fund	4.15%
Pimco Low Duration Cat D	4.16%
Schwab Total Bond Mkt	5.03%
UMB Scout Int’l Fund	5.49%
American Century Equity Income	6.54%
Artisan Midcap	7.79%
Amer Cent Inflation Adj Bond	7.83%
Schwab S&P 500	7.84%
Vanguard Emerging Mkt	7.86%
James Bal Golden Rainbow	10.44%
FlexMonitor.Peers	13.17%
Fidelity Emerging Markets	13.73%
RS Value Fund	14.19%
Century SM Cap Select	17.35%
US Global Inv Glob Res	17.51%
Matthews China	17.74%
Cohen Steers Realty	21.33%

Rate of Return for
11/1/2010 to 12/31/2010
American Centy Inflat Adj Cl A	(4.23%)
Oppenheimer Intl Bd Fd Cl A	(4.23%)
PIMCO Emerging Mkts Bd Fd Cl A	(3.90%)
PIMCO Low Duration Fund	(2.99%)
Franklin Gold & Precious Met A	(2.74%)
Eaton Vance Greater India Fd A	(2.69%)
PIMCO Total Return Fund Cl A	(2.60%)
American Cent Gov Bd Fd Cl A	(2.19%)
PIMCO High Yield Fd	(0.96%)
Retirement Reserves Money Fund	—
Blackrock Global Alloc A	2.21%
Oppenheimer Real Estate Cl A	2.24%
Aberdeen China Opprt Fd Cl A	2.44%
Thornburg International	3.03%
Franklin Cust Fd Inc Growth	4.01%
Oppenheimer Dev Mkts Fd Cl A	4.32%
Blackrock S&P 500 Index I	4.84%
American Fundamental Ivnst R3	5.53%
MFS Value Fund Cl A	5.75%
Perkins Mid Cap Value Fd Cl A	6.26%
Prudential Jennison Mid-Cap A	7.08%
DWS Dreman Small Cap Value A	9.32%
Sentinel Small Company Fd A	10.09%
Prudential Jennison Natural Re	12.32%
Nationwide Mid Cap Market Inde	13.37%
A participant’s plan balance becomes payable in a lump sum 30 days following the earliest of (1) an in-service distribution date if elected by a participant, (2) a participant’s “separation from service,” as defined under Section 409A of the Code, and (3) an unforeseeable emergency or hardship as described in the plan. The amount of any hardship distribution may not exceed the amount necessary to satisfy the hardship.
Potential Payments Upon Termination or Change in Control
The following section describes the benefits that may become payable to certain Named Officers, depending on the circumstances surrounding their termination of employment with us. In addition to the benefits described below, upon a termination of a Named Officer’s employment with the Company, the Named Officer is generally entitled to amounts or benefits earned or accrued during the term of employment, including earned but unpaid salary and unused vacation pay. In calculating the amount of any potential payments to the Named Officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2010, and that the price per share of our common stock is equal to $36.38, the closing price on such date.
The amounts set forth below are estimates of the amounts which would be paid out to each Named Officer upon his termination or upon a change in control. The actual amounts to be paid out can be determined only at the time of such Named Officer’s separation from the Company or the change in control.
Employment Agreement with Douglas M. Pasquale
Mr. Pasquale’s employment agreement, described above under “Description of Employment Agreements, Salary and Bonus Amounts,” provides for certain benefits to be paid to Mr. Pasquale in connection with a termination of his employment with the Company under the circumstances described below. Payment of the severance and other benefits described below is contingent on Mr. Pasquale’s compliance with a covenant not to use or disclose the Company’s confidential information.

Severance Benefits — Termination of Employment. Under Mr. Pasquale’s employment agreement with the Company, in the event Mr. Pasquale’s employment is terminated during the employment term either by the Company other than for “cause” or “disability” or by Mr. Pasquale for “good reason” (which includes a resignation by Mr. Pasquale for any reason during the period six months prior to and three years following any “change in control” of the Company) (as those terms are defined in the employment agreement), Mr. Pasquale will be entitled to severance pay that includes: (1) any accrued but unpaid base salary through the termination date; (2) a pro-rated portion of the annual bonus that he would have earned for the year of separation; (3) an amount equal to three times Mr. Pasquale’s highest base salary during any of the last three full fiscal years prior to the termination date, payable in equal monthly installments over the three-year period following the termination date; (4) an amount equal to three times the average annual bonus earned by Mr. Pasquale over the last three full fiscal years prior to the termination date, payable in equal annual installments over the three-year period following the termination date; (5) medical and life insurance benefits, with terms no less favorable, in the aggregate, than the most favorable of those provided to Mr. Pasquale during the year immediately preceding the termination date, as well as continuation of all other benefits in place as of the termination date, each for three years following the termination date; (6) accelerated vesting of Mr. Pasquale’s equity-based awards to the extent outstanding on the termination date and not otherwise vested; (7) any performance-based dividend equivalents on then-outstanding stock options that were granted under the Company’s 1989 Stock Option Plan for the three-year period following the termination date; (8) payment of any compensation previously deferred (including matching contributions and earnings) by Mr. Pasquale in accordance with the provisions of the Company’s Deferred Compensation Plan; and (9) in the event that Mr. Pasquale’s separation benefits (whether under his employment agreement or any other plan or arrangement) are subject to the excise tax imposed under Section 4999 of the Internal Revenue Code, a gross-up payment so that the net amount of such payment (after taxes) he receives is sufficient to pay the excise tax due.
If Mr. Pasquale’s employment with the Company terminates on account of his death or total disability, Mr. Pasquale will be entitled to (i) a pro-rated portion of his annual bonus that he would have earned for the fiscal year of separation, and (ii) pro-rata vesting of outstanding stock-based awards. However, pursuant to the terms of Mr. Pasquale’s stock option agreements (for stock options granted under the Amended and Restated 2005 Performance Incentive Plan), his stock options will fully vest upon a termination due to death, disability or retirement.
If, at the time of Mr. Pasquale’s termination of employment, he is a specified employee (as defined in Section 416(i) of the Code) and the Company’s stock is publicly traded, any portion of the payments or benefits under the agreement that would otherwise be subject to taxation pursuant to Section 409A of the Code will be payable not earlier than six months after his separation from service with the Company (or, if earlier, the date of his death). As soon as practicable following the date that is six months after his separation from service (or, if earlier, his death), and in any event within ten business days of such date, Mr. Pasquale will receive the entire portion of the severance payments described above that he would have received as of such date without the application of this six-month delay and thereafter will receive the remaining payments as provided in the agreement.
Change in Control Agreements with Other Named Officers
The Company has entered into change in control agreements with Messrs. Khoury and Bradley. The agreements are substantially identical and provide for certain benefits to be paid to the Named Officer in connection with a termination of employment with the Company under the circumstances described below. In each case, payment of the severance and other benefits described below is contingent on the Named Officer’s compliance with a covenant not to use or disclose the Company’s confidential information.
Severance Benefits — Termination of Employment in Connection with a Change in Control. The change in control agreements provide that if, within six months prior to or three years following a “change in control” of the Company, the executive’s employment is terminated by the Company without “cause” (and not on account of death or total disability) or by the executive for “good reason” (as those terms are defined in the change in control agreements), then the executive will be entitled to receive the following separation benefits: (1) an amount equal to three times the executive’s highest annual base salary during any of the last three full fiscal years prior to separation, payable in equal monthly installments over the three-year period following separation; (2) an amount equal to three times the average annual bonus earned by the executive over the last three full fiscal years prior to separation, payable in equal annual installments over the three-year period following separation; (3) continued medical and life insurance benefits for three years following separation, on terms no less favorable in the aggregate than the most favorable of those provided to the executive during the year immediately preceding the separation; (4) accelerated vesting of all outstanding stock-based awards; (5) performance-based dividend equivalents on outstanding stock options that were granted under the Company’s 1989 Stock Option Plan for the three-year period following separation; and (6) any compensation previously deferred by the executive in accordance with the provisions of the plan under which such compensation was deferred.
Should an executive’s separation benefits (whether under a change in control agreement or any other plan or arrangement) be subject to the excise tax imposed under Section 4999 of the Code, the change in control agreements provide that the Company will make an additional payment to the executive so that the net amount of such payment (after taxes) received by the executive is sufficient to pay the excise tax due.

If, at the time of the executive’s termination of employment, the executive is a specified employee (as defined in Section 416(i) of the Code) and the Company’s stock is publicly traded, any portion of the payments or benefits under the agreement that would otherwise be subject to taxation pursuant to Section 409A of the Code will be payable not earlier than six months after his separation from service with the Company (or, if earlier, the date of his death). As soon as practicable following the date that is six months after the date of his separation from service (or, if earlier, his death), and in any event within ten business days of such date (or sixty days in the case of death), the executive will receive the entire portion of the severance package he would have received as of such date without the application of such six-month delay and thereafter will receive the remaining amounts as provided in the agreement.
Long-Term Equity Incentives
Unless otherwise provided in an individual award agreement, under the terms of each of the 1989 Stock Option Plan and the Amended and Restated 2005 Performance Incentive Plan, if there is a change in control of the Company, each Named Officer’s outstanding awards granted under the plan will generally become fully vested and, in the case of options, exercisable, pursuant to any applicable requirements under Section 409A of the Code. Furthermore, the equity award agreements granted under the 1989 Stock Option Plan and the Amended and Restated 2005 Performance Incentive Plan provide for certain levels of vesting in connection with qualifying terminations of employment. For additional information with respect to the acceleration of vesting in connection with certain terminations of employment and a change in control of the Company, see “Compensation Discussion and Analysis — Current Named Officers Compensation Program Elements — Long-Term Equity Incentives” and “Description of Plan-Based Awards” above.
Termination without Cause or for Good Reason Absent a Change in Control
The following table lists the estimated amounts Mr. Pasquale would have become entitled to, if his employment was terminated by the Company without “cause” (and not on account of his death or disability) or by Mr. Pasquale for “good reason” on December 31, 2010 absent a change in control. As previously discussed, none of the other Named Officers are entitled to any severance benefits for any termination not in connection with a change in control.

	Estimated Total		Estimated Total
	Value of Cash	Estimated Total	Value of Cash			Estimated Total
	Payments - Base	Value of Pro	Payments -	Estimated Total	Estimated Total	Value of	Estimated
	Salary	Rata Annual	Annual Bonus	Value of Benefits	Value of Equity	Dividend	Aggregate Total
Name	($)	Bonus ($)	($)	Continuation ($)	Acceleration ($)	Equivalents	Value
(a)	(b)	(c)	(d)	(e)(1)	(f)(2)	($) (g)	($) (h)
Douglas M. Pasquale	1,950,000	1,500,000	3,781,250	239,985	15,711,141	633,024	23,815,400

(1)
For purposes of Column (e), we have calculated the estimated value to the executive of continued benefits plan coverage for three years following termination to be three times the executive’s cost for benefits plan coverage during 2010.

(2)
For purposes of Column (f), we have calculated the value of any option (including SAR award) or stock award (including performance shares) that may be accelerated in connection with a termination of employment described above to be the full value of such award (i.e., the full “spread” value for options and SARs and the market price per share of common stock for stock awards). For performance shares, the estimated value reflects the maximum number of shares issuable under outstanding performance share awards and the market price per share of common stock. The actual number of shares issuable under outstanding performance share awards will be determined in accordance with the relevant agreements at the time of Mr. Pasquale’s termination of employment.

Termination without Cause or for Good Reason in Connection with a Change in Control
The following table lists the Named Officers and the estimated amounts they would have become entitled to if, in connection with a change in control, their employment was terminated by the Company without “cause” (and not on account of a Named Officer’s death or disability) or by the Named Officer for “good reason” (under an employment agreement for Mr. Pasquale, and under a change in control agreement for the other Named Officers) on December 31, 2010.

						Estimated
	Estimated					Total	Estimated
	Total Value	Estimated	Estimated	Estimated	Estimated	Value of	Total Value	Estimated
	of Cash	Total Value	Total Value of	Total Value of	Total Value of	Dividend	of Excise	Aggregate Total
	Payments -	of Pro Rata	Cash Payments	Benefits	Equity	Equivalents	Tax “Gross-	Value
Name	Base Salary	Annual	- Annual	Continuation	Acceleration	($)	Up”	($)
(a)	($)(b)	Bonus ($)(c)	Bonus ($)(d)	($)(e)(1)	($)(f)(2)	(h)(3)	($)(h)(3)	(i)
Douglas M. Pasquale	1,950,000	1,500,000	3,781,250	239,985	15,711,141	633,024	7,193,996	31,009,396
Abdo H. Khoury	1,155,000	—	1,340,000	56,877	4,001,175	207,936	2,458,493	9,219,481
Donald D. Bradley	1,125,000	—	1,280,000	55,860	3,761,652	201,792	2,395,856	8,820,160

(1)
For purposes of Column (e), we have calculated the estimated value to the executive of continued benefits plan coverage for three years following termination to be three times the executive’s cost for benefits plan coverage during 2010.

(2)
For purposes of Column (f), we have calculated the value of any option (including SAR award) or stock award (including performance shares) that may be accelerated in connection with a termination of employment described above to be the full value of such award (i.e., the full “spread” value for options and SARs and the market price per share of common stock for stock awards). For performance shares, the estimated value reflects the maximum number of shares issuable under outstanding performance share awards and the market price per share of common stock. The actual number of shares issuable under outstanding performance share awards will be determined in accordance with the relevant agreements at the time of the Named Officers’ termination of employment.

(3)
The Company estimates that the foregoing benefits to the Named Officers would trigger excise taxes under Section 280G and Section 4999 of the Code. This amount reflects the gross-up payment to each Named Officer so that the net amount of such payment (after taxes) the Named Officer receives is sufficient to pay the excise tax. For purposes of calculating the Section 4999 excise tax, we have assumed that the Named Officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration for purposes of Section 280G (and thus the amount of the gross-up payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction.

Termination as a Result of Death or Disability
The following table lists the Named Officers and the estimated amounts they would have become entitled to had the Named Officer’s employment terminated on account of death or disability on December 31, 2010:

	Estimated	Estimated
	Total Value of	Total Value of	Estimated
	Pro Rata	Equity	Aggregate
	Annual Bonus	Acceleration	Total Value
Name	($)	($)	($)
(a)	(b)	(c)(1)	(d)
Douglas M. Pasquale	1,500,000	7,566,535	9,066,535
Abdo H. Khoury	—	1,690,528	1,690,528
Donald D. Bradley	—	1,460,552	1,460,552

(1)
For purposes of Column (c), we have calculated the value of any option or stock award that may be accelerated in connection with a termination of employment described above to be the full value of such award (i.e., the full “spread” value for options and the market price per share of common stock for stock awards). For performance shares, we have calculated the value based on the pro rata portion of the award earned to date based on actual performance through December 31, 2010 and the market price per share of common stock.

Termination as a Result of Retirement
Other than Mr. Khoury, the Named Officers currently do not meet the requirements for retirement payments which require both (a) the Named Officer’s attainment of age 60 and (b) the completion of five years of service to the Company for awards granted prior to December 31, 2009 (or ten years for awards issued subsequent to December 31, 2009). Upon a termination as a result of retirement, the Named Officer’s performance shares are eligible to continue to vest and are subject to pro-rata vesting at the conclusion of the performance period; the Named Officer’s SARs and related dividend equivalents, to the extent not previously terminated, continue to vest in accordance with the applicable vesting schedules, and the Named Officer’s options (that were granted under the Amended and Restated 2005 Performance Incentive Plan) accelerate and the related dividend rights accelerate and are paid immediately in a lump sum in an amount equal to (x) the number of remaining dividend payments that would have been payable under the award if no termination had occurred, multiplied by (y) the number of dividend equivalents subject to the award, multiplied by (z) the value of the quarterly dividend payment that was most recently paid prior to the termination.

The following table lists the Named Officers and the estimated amounts they would have become entitled to had the Named Officer’s employment terminated on account of retirement on December 31, 2010:

	Estimated	Estimated
	Total Value of	Total Value of	Estimated
	Equity	Dividend	Aggregate
	Acceleration	Equivalents	Total Value
Name	($)	($)	($)
(a)	(b)(1)	(c)	(d)
Douglas M. Pasquale	—	—	—
Abdo H. Khoury	765,067	207,936	972,998
Donald D. Bradley	—	—	—

(1)
For purposes of Column (b), we have calculated the value of any option that may be accelerated in connection with a termination of employment described above to be the full value of such award (i.e., the full “spread” value for options). For performance shares, we have calculated the value based on the pro rata portion of the award earned to date based on actual performance through December 31, 2010 and the market price per share of common stock.

Change in Control Absent a Termination
The following table lists the Named Officers and the estimated amounts they would have become entitled to had a change in control occurred on December 31, 2010 absent any termination of employment:

	Estimated
	Total Value of	Estimated
	Equity	Aggregate
	Acceleration	Total Value
Name	($)	($)
(a)	(b)(1)	(c)(2)
Douglas M. Pasquale	9,419,220	9,419,220
Abdo H. Khoury	2,628,629	2,628,629
Donald D. Bradley	2,581,587	2,581,587

(1)
For purposes of Column (b), we have calculated the value of any option (including SAR award) or stock award (including performance shares) that may be accelerated in connection with a termination of employment described above to be the full value of such award (i.e., the full “spread” value for options and SARs and the market price per share of common stock for stock awards). For performance shares, the estimated value reflects vesting based on actual performance through December 31, 2010 and the market price per share of common stock.

(2)
The total value does not reflect any potential reductions to the extent necessary to ensure that the Company is not denied federal income tax deductions for any “parachute payments” imposed by Section 280G of the Code. In the event of a change in control absent a termination, the Named Officer’s equity acceleration may be cut back for these purposes.

Deferred Compensation Plan
Upon a Named Officer’s retirement or other termination of employment, the Named Officer will generally receive a payout of his nonqualified deferred compensation balance under the Company’s Deferred Compensation Plan. Please see the “Non-Qualified Deferred Compensation — Calendar 2010” table above and the related discussion of our Deferred Compensation Plan for a description of these deferred compensation payments.

Director Compensation Table — Calendar 2010
The following table presents information regarding the compensation paid during 2010 to members of our Board who are not also our employees (referred to herein as “Non-Employee Directors”). The compensation paid to Douglas M. Pasquale, a director who is also our Chief Executive Officer is presented below in the “Summary Compensation Table — Calendar 2010” and the related explanatory tables. Mr. Pasquale is not entitled to receive additional compensation for his service as a director.

	Fees Earned
	or Paid in	Stock	Change in
	Cash	Awards	Pension Value	Total
Name	($)	($)(1)(2)	($)	($)
(a)	(b)	(c)	(d)	(e)
R. Bruce Andrews	59,800	95,910	338	156,048
David R. Banks	64,800	95,910	30,350	191,060
William K. Doyle	73,967	95,910	3,106	172,983
Richard I. Gilchrist	74,040	95,910	—	169,950
Charles D. Miller	49,300	95,910	30,350	175,560
Robert D. Paulson	101,133	95,910	1,398	198,441
Jeffrey L. Rush, M.D.	54,540	95,910	—	150,450
Keith P. Russell	70,800	95,910	1,398	168,108
Jack D. Samuelson	23,020	95,910	11,441	130,371

(1)
The amounts reported in Column (c) above reflect the aggregate grant date fair value recognized for stock awards in accordance with Financial Accounting Standards Board ASC Topic 718 (disregarding any estimate of forfeitures related to service-based vesting conditions). In connection with their retirement from the Board, Mr. Samuelson forfeited 3,000 restricted stock unit awards and had 3,000 restricted stock unit awards accelerated, while Mr. Miller had 6,000 restricted stock unit awards accelerated. For a discussion of the assumptions and methodologies used to calculate the amounts reported in Column (c) above, please see the discussion of stock awards contained in Note 12 (Stock Incentive Plan) to the Company’s Consolidated Financial Statements, included as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC, which note is incorporated herein by reference.

(2)
As described below, we granted each of our Non-Employee Directors an award of 3,000 shares of restricted stock units during 2010. Each of these restricted stock unit awards had a value of $95,910 on the grant date. No option awards were granted to our Non-Employee Directors during 2010.

The following table presents the number of unvested shares of restricted stock units held by each of our Non-Employee Directors as of December 31, 2010.

Number of Unvested
Shares of Restricted
Stock Units as of
Director	12/31/10
R. Bruce Andrews	6,000
David R. Banks	6,000
William K. Doyle	6,000
Richard I. Gilchrist	5,000
Robert D. Paulson	6,000
Jeffrey L. Rush, M.D.	5,000
Keith P. Russell	6,000
Director Compensation
Compensation for Non-Employee Directors during 2010 generally consisted of an annual retainer, fees for attending meetings, and an annual equity award. Each Non-Employee Director who was a Director prior to 2005 also participates in the Company’s Retirement Plan for Directors.

Annual Retainer and Meeting Fees
The following table sets forth the schedule of meeting fees and annual retainers for each Non-Employee Director in effect during 2010:

Type of Fee	Dollar Amount
Annual Board Retainer	$30,000
Annual Retainer to Lead Independent Director	$25,000
Annual Retainer to Audit Committee Chairman	$15,000
Annual Retainer to Investment Committee Chairman	$15,000
Annual Retainer to Compensation Committee Chairman	$15,000
Annual Retainer to Corporate Governance and Nominating Committee Chairman	$15,000
Fee for each Board meeting attended, including adjourned meetings	$1,500
Fee for each Board Committee meeting attended, including adjourned meetings	$1,000
All Non-Employee Directors are reimbursed for out-of-pocket expenses they incur serving as directors.
Annual Equity Awards
Under our Non-Employee Director compensation policy as in effect in 2010, our Non-Employee Directors were granted an annual award of 3,000 shares of restricted stock units under the Company’s Amended and Restated 2005 Performance Incentive Plan in February 2010. Subject to each Non-Employee Director’s continued service as a director, each award vests as to one-third of the total shares of restricted stock units subject to the award on each of the first, second and third anniversaries of the grant date. Pursuant to the terms of the Amended and Restated 2005 Performance Incentive Plan, restricted stock units granted to our Non-Employee Directors may vest on an accelerated basis in connection with a change in control of the Company. Prior to the time they become vested, shares of restricted stock units generally may not be transferred, sold or otherwise disposed of.
Non-Employee Directors are entitled to cash dividends on unvested shares of restricted stock units at the same rate that the Company pays dividends on all of its common stock. No future dividends will be paid on shares of restricted stock units that are forfeited to the Company; however, Non-Employee Directors will be entitled to retain any dividends paid on shares of restricted stock units prior to forfeiture.
Each Non-Employee Director’s restricted stock unit award was granted under, and is subject to the terms of, the Amended and Restated 2005 Performance Incentive Plan. The Compensation Committee administers the plan as to Non-Employee Director awards and has the authority to interpret and make all required determinations under the plan, subject to Board oversight and plan limits. This authority includes making required proportionate adjustments to outstanding restricted stock unit awards to reflect any impact resulting from various corporate events such as reorganizations, mergers and stock splits.
Retirement Plan for Directors
Each Non-Employee Director who was a Director prior to 2005 participates in the Company’s Retirement Plan for Directors, which was frozen as of December 31, 2005. No new years of service and no new directors will be added to the plan after that date. Under the terms of the plan, Non-Employee Directors whose services as a director terminate for any reason (in accordance with the requirements for a “separation from service” under Section 409A of the Internal Revenue Code), are entitled to receive an annual retirement benefit from the Company equal to the aggregate annual retainer in effect at the time of the Non-Employee Director’s termination of services as a director. Increases in the annual retainer that take effect after a Non-Employee Director’s termination of services as a director will automatically increase the annual retirement benefit. The annual retirement benefit will be paid for a period equal to the number of years (as of December 31, 2005) that the Non-Employee Director served as a director. Upon the death of a Non-Employee Director, any remaining benefits under the plan will be paid to the Non-Employee Director’s designated beneficiary in accordance with the same payment schedule described above until receipt of the maximum benefit to which the Non-Employee Director would have been entitled had the Non-Employee Director survived. In 2008 the Company adopted a technical amendment to the Retirement Plan for Directors for purposes of complying with Section 409A of the Internal Revenue Code.

The following table presents information regarding the present value of accumulated benefits that may become payable to the Non-Employee Directors under the Retirement Plan for Directors as of December 31, 2010:

	Number of Years	Present Value of
	Credited Service (as of	Accumulated Benefit (as of
	December 31, 2005)	December 31, 2010)
Name	(#)(1)	($)(1)
(a)	(b)	(c)
R. Bruce Andrews	2	58,802
David R. Banks	21	500,404
William K. Doyle	6	168,548
Richard I. Gilchrist	—	—
Robert D. Paulson	4	114,945
Jeffrey L. Rush, M.D.	—	—
Keith P. Russell	4	114,945

(1)
The years of credited service shown in the table above is presented as of December 31, 2005 because the plan was frozen as of that date with respect to years of credited service. The present value of accumulated benefits shown in the table above is presented as of December 31, 2010, assuming that each Non-Employee Director retires from the Board on December 31, 2010 and that benefits are paid out in accordance with the terms of the plan described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the only stockholders known to the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock as of March 31, 2011:

	Common Stock		Percent of
Beneficial Owner	Beneficially Owned		Outstanding Shares
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, PA 19355	11,161,252	(1)	8.8%
BlackRock, Inc. and affiliated entities 40 East 52nd Street New York, NY 10022	8,819,101	(2)	7.0%
ING Clarion Real Estate Securities, LLC 201 King of Prussia Road, Suite 600 Radnor, PA 19087	8,160,488	(3)	6.4%
Vanguard Specialized Funds — Vanguard REIT Index Fund 100 Vanguard Blvd. Malvern, PA 19355	6,543,857	(4)	5.2%

(1)
The Vanguard Group, Inc., together with its wholly-owned subsidiary Vanguard Fiduciary Trust Company, had sole dispositive power with respect to 11,072,323 shares, shared dispositive power with respect to 88,929 shares and sole voting power with respect to 88,929 shares. Information is based on a Schedule 13G/A filed by The Vanguard Group, Inc. with the SEC on February 10, 2011.

(2)
BlackRock, Inc. and affiliated entities had sole dispositive power with respect to 8,819,101 shares and sole voting power with respect to 8,819,101 shares. Information is based on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 7, 2011.

(3)
ING Clarion Real Estate Securities, LLC had sole dispositive power with respect to 8,160,488 shares, sole voting power with respect to 3,307,489 shares and shared voting power with respect to 4,000 shares. Information is based on a Schedule 13G/A filed by ING Clarion Real Estate Securities, LLC with the SEC on February 15, 2011.

(4)
Vanguard Specialized Funds — Vanguard REIT Index Fund had sole voting power with respect to 6,543,857 shares. Information is based on a Schedule 13G filed by The Vanguard Group, Inc. with the SEC on February 10, 2011.

The following table shows the amount of common stock of the Company beneficially owned (unless otherwise indicated) by the Company’s directors, the executive officers of the Company named in the Summary Compensation Table below and all current directors and executive officers of the Company as a group. Except as otherwise indicated, all information is as of March 31, 2011.

	Aggregate
	Number of
	Shares	Acquirable	Percent of
	Beneficially	Within 60	Shares	Restricted
Name	Owned(1)	Days(2)	Outstanding(3)	Stock Units(4)
R. Bruce Andrews	281,185	—	0.2%	6,000
David R. Banks	50,500	—	0.0%	6,000
Donald D. Bradley	168,129	28,766	0.1%	38,372
William K. Doyle	26,890	—	0.0%	6,000
Richard I. Gilchrist	6,000	—	0.0%	6,000
Abdo H. Khoury	134,302	33,366	0.1%	38,372
Douglas M. Pasquale	415,071	144,834	0.3%	188,047
Robert D. Paulson	33,636	—	0.0%	6,000
Jeffrey L. Rush, M.D.	1,073,781	1,024,704	0.9%	6,000
Keith P. Russell	15,000	—	0.0%	6,000
All current directors and executive officers as a group (10 persons)	2,204,494	1,231,670	1.6%	306,791

(1)
The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either some or shared investment or voting authority. Certain of the Company’s directors and executive officers disclaim beneficial ownership of some of the shares included in the table, as follows:

•	Mr. Banks — 2,000 shares held by his wife.
•	Mr. Doyle — 268 shares held by his son and 3,400 shares held by two trusts.
•	Mr. Khoury — 99,865 shares held by a trust.
•	Mr. Pasquale — 5,500 shares held by his wife.
•	Mr. Paulson — 15,636 shares held by two trusts.

The number of shares shown in this column also includes the shares in the column entitled “Acquirable within 60 Days.”

(2)
Reflects shares that could be purchased by exercise of options under the Company’s stock option plan and shares that could be acquired in exchange for operating partnership units on March 31, 2011 or within 60 days thereafter.

(3)
Any shares acquirable within 60 days of March 31, 2011 by a person are deemed to be outstanding for the purpose of computing the percentage beneficially owned by that person, but they are not treated as outstanding for the purpose of computing the ownership percentage of any other person.

(4)
Each restricted stock unit represents a contractual right to receive one share of our common stock if certain time-based vesting requirements are satisfied. Restricted stock units are credited to a bookkeeping account established by the Company on behalf of each grantee. The restricted stock units do not have voting rights and generally may not be transferred, except to the Company or to a beneficiary of the holder upon his death. Holders are, however, entitled to dividend equivalent rights with respect to the restricted stock units. The restricted stock units reflected in this column are not included in the computation of percent of shares outstanding.

The following table shows the number of the Company’s securities issuable upon exercise of outstanding options, warrants and rights, the weighted-average exercise price of the Company’s outstanding options, warrants and rights, and the number of securities remaining available for future issuance under the Company’s equity compensation plans, as of December 31, 2010.

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

(1)
Of these shares, 143,363 were subject to stock options then outstanding under the 1989 Stock Option Plan. In addition, this number includes an aggregate of 1,367,230 shares that were subject to restricted stock units, performance shares, stock options and stock appreciation rights awards then outstanding under the Company’s Amended and Restated 2005 Performance Incentive Plan.

(2)	This number does not include an aggregate of 11,620 shares of unvested restricted stock then outstanding under the Company’s Amended and Restated 2005 Performance Incentive Plan.

(3)
This number reflects the weighted-average exercise price of outstanding stock options and has been calculated exclusive of restricted stock units, performance shares and stock appreciation rights outstanding under the Company’s Amended and Restated 2005 Performance Incentive Plan.

(4)
All of these shares were available for grant under the Company’s Amended and Restated 2005 Performance Incentive Plan. The shares available under the Company’s Amended and Restated 2005 Performance Incentive Plan are, subject to certain other limits under that plan, generally available for any type of award authorized under the Company’s Amended and Restated 2005 Performance Incentive Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and performance shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
In August 2008, Dr. Jeffrey Rush was appointed as a Director of the Company. Dr. Rush is the Chairman of Pacific Medical Buildings LLC (“PMB”), a company with which we entered into an agreement in February 2008 to acquire up to 18 medical office buildings for $747.6 million. In April 2008, we formed NHP/PMB L.P., a limited partnership (“NHP/PMB”), to acquire properties from entities affiliated with PMB.
Effective as of February 1, 2010, NHP/PMB acquired a medical office building from an affiliate of PMB for an aggregate purchase price of $74.0 million, consisting of cash, and the issuance of 301,599 units of limited partnership interest in NHP/PMB. As a result of this transaction, Dr. Rush and certain entities affiliated with Dr. Rush received 77,309 limited partnership units in NHP/PMB, valued at approximately $2.6 million at the time, in exchange for interests in the medical office building contributed to the partnership. After a one-year holding period, holders of limited partnership units may redeem such units for cash or, at our option, shares of our common stock (on a one-for-one basis, subject to adjustment). Also effective as of February 1, 2010, we entered into a joint venture with an affiliate of PMB. This affiliate contributed a property to the joint venture, and we contributed $6.3 million in cash and committed to make loans to the joint venture in an aggregate amount up to $8.8 million, of which $6.8 million was disbursed initially. If certain conditions are met, NHP/PMB may acquire this property in the future.
Effective as of March 1, 2010, NHP/PMB acquired controlling interests in two additional medical office buildings from affiliates of PMB for an aggregate of $149.2 million. As a result of these transactions, Dr. Rush and certain entities affiliated with Dr. Rush received 59,761 limited partnership units in NHP/PMB, valued at approximately $2.0 million at the time, in exchange for interests in the medical office buildings contributed to the partnership. Also effective as of March 1, 2010, we entered into a joint venture with an affiliate of PMB. This affiliate contributed a property to the joint venture, and we contributed $13.5 million in cash and committed to make loans to the joint venture in an aggregate amount up to $59.5 million, of which $52.8 million was disbursed initially. If certain conditions are met, NHP/PMB may acquire this property in the future.

Effective as of March 1, 2010, we also acquired, for $2.6 million in cash and the assumption of $6.2 million of debt, the remaining 55.05% interest in an affiliate of PMB that owns two medical office buildings. Dr. Rush, through an unaffiliated entity, has an ownership interest in such affiliate of PMB.
Mr. Gilchrist has been a director of the Company since 2008. Mr. Gilchrist serves as the President of The Irvine Company’s Investment Properties Group, which owns the building in which the Company’s headquarters are located. In 2010, the Company paid approximately $536,354 in rent to The Irvine Company.
The Audit Committee has responsibility to review the guidelines and policies governing the process by which the Company assesses and manages its exposure to risk. The Audit Committee’s role in risk oversight also relates to the integrity of the Company’s financial statements; the Company’s compliance with legal and regulatory requirements and the Company’s Business Code of Conduct & Ethics; the qualifications and independence of the Company’s auditors; and the performance of the Company’s independent auditors and the Company’s internal audit function. The Audit Committee meets periodically with the Compliance Officer for the Business Code of Conduct & Ethics to discuss compliance with that code, and considers any waiver requests; meets periodically with the Company’s Related Person Transactions Coordinator to discuss compliance with the Company’s Policy and Procedure with respect to Related Person Transactions and considers approval of proposed transactions under that policy; and reviews and investigates any matters relating to the integrity of management, including conflicts of interest, compliance processes, and any reports from counsel regarding any material violations or breaches of fiduciary duties.
The Board has determined that, with the exception of Messrs. Pasquale and Rush, all of its members are “independent directors,” as defined in the New York Stock Exchange listing standards applicable to the Company and as determined by the Board in accordance with the Company’s Corporate Governance Principles.

Item 14.	Principal Accountant Fees and Services.
Audit Fees
The following table presents the aggregate fees billed for professional services rendered for the audit of the Company’s financial statements for 2010 and 2009.

	2010	2009
(1) Audit Fees	$646,000	$640,000
(2) Audit-Related Fees (A)	1,995	—
(3) Tax Fees(B)	430,192	690,170
(4) All Other Fees	—	—

	$1,078,907	$1,330,170

(A)	Audit-related fees for 2010 relate to subscription to the online accounting research service offered by Ernst & Young LLP.

(B)
Tax compliance services, including preparation of U.S. federal and state tax returns, review of acquisitions for potential real estate investment trust tax issues, review of the taxability of the Company’s dividends, estimated payments of taxes and tax examination assistance.

All audit-related services and tax services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee charter provides for the pre-approval of all audit and audit related fees as well as the approval of any non-audit service provided above a de minimis level from time to time established by the Audit Committee. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee so long as he presents any decisions made to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

Exhibit No.	Description

31	Rule 13a-14(a)/15d-14(a) Certifications of CEO and CFO.

32	Section 1350 Certifications of CEO and CFO.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONWIDE HEALTH PROPERTIES, INC.
By:	/s/ Douglas M. Pasquale
Douglas M. Pasquale
Chairman of the Board of Directors and President and Chief Executive Officer
Dated: April 25, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas M. Pasquale Douglas M. Pasquale	Chairman and President and Chief Executive Officer	April 25, 2011

/s/ Abdo H. Khoury Abdo H. Khoury	Executive Vice President and Chief Financial and Portfolio Officer (Principal Financial and Accounting Officer)	April 25, 2011

/s/ R. Bruce Andrews R. Bruce Andrews	Director	April 25, 2011

/s/ David R. Banks David R. Banks	Director	April 25, 2011

/s/ William K. Doyle William K. Doyle	Director	April 25, 2011

/s/ Richard I. Gilchrist Richard I. Gilchrist	Director	April 25, 2011

/s/ Robert D. Paulson Robert D. Paulson	Director	April 25, 2011

/s/ Jeffrey L. Rush Jeffrey L. Rush	Director	April 25, 2011

/s/ Keith P. Russell Keith P. Russell	Director	April 25, 2011