Form 10-Q
period 2011-03-31
NATIONWIDE HEALTH PROPERTIES INC
filed 2011-05-05
CIK 780053

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
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
Common stock, $0.10 par value, outstanding at May 4, 2011: 126,652,983

NATIONWIDE HEALTH PROPERTIES, INC.
FORM 10-Q
MARCH 31, 2011

Part I. Financial Information

Item 1.	Financial Statements
NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
ASSETS
Investments in real estate:
Land	$342,161	$339,534
Buildings and improvements	3,796,893	3,679,745
Development in progress	21,866	17,827

	4,160,920	4,037,106
Less accumulated depreciation	(701,717)	(670,601)

	3,459,203	3,366,505
Mortgage loans receivable, net	262,675	289,187
Investments in unconsolidated joint ventures	41,875	42,582

	3,763,753	3,698,274
Cash and cash equivalents	51,207	59,591
Receivables, net	9,432	8,336
Assets held for sale	4,946	5,150
Intangible assets	155,383	163,238
Other assets	169,124	158,035

	$4,153,845	$4,092,624

LIABILITIES AND EQUITY
Unsecured senior credit facility	$245,000	$175,000
Senior notes	991,633	991,633
Notes and bonds payable	365,164	362,624
Accounts payable and accrued liabilities	147,036	151,069

Total liabilities	1,748,833	1,680,326

Redeemable OP unitholder interests	92,575	79,188
Commitments and contingencies Equity:
NHP stockholders’ equity:
Preferred stock $1.00 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock $0.10 par value; 200,000,000 shares authorized; issued and outstanding: 126,623,729 and 126,253,858 at March 31, 2011 and December 31, 2010, respectively	12,662	12,625
Capital in excess of par value	2,505,565	2,516,397
Cumulative net income	1,899,596	1,849,045
Accumulated other comprehensive income	9,840	8,614
Cumulative dividends	(2,148,141)	(2,086,854)

Total NHP stockholders’ equity	2,279,522	2,299,827
Noncontrolling interests	32,915	33,283

Total equity	2,312,437	2,333,110

	$4,153,845	$4,092,624

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per
	share amounts)
Revenue:
Triple-net lease rent	$82,271	$72,200
Medical office building operating rent	29,515	21,685

	111,786	93,885
Interest and other income	10,588	6,963

	122,374	100,848

Expenses:
Interest expense	22,771	23,590
Depreciation and amortization	38,674	31,290
General and administrative	7,365	6,980
Merger and acquisition costs	5,097	1,443
Medical office building operating expenses	10,358	8,647

	84,265	71,950

Operating income	38,109	28,898
Income from unconsolidated joint ventures	1,465	1,347
Gain on debt extinguishment	—	75

Income from continuing operations	39,574	30,320

Discontinued operations:
Gains on sale of facilities, net	10,607	22
Income from discontinued operations	133	897

	10,740	919

Net income	50,314	31,239
Net loss attributable to noncontrolling interests	237	190

Net income attributable to NHP common stockholders	$50,551	$31,429

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.31	$0.26
Discontinued operations attributable to NHP common stockholders	0.09	0.01

Net income attributable to NHP common stockholders	$0.40	$0.27

Basic weighted average shares outstanding	126,474	117,048

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.31	$0.25
Discontinued operations attributable to NHP common stockholders	0.08	0.01

Net income attributable to NHP common stockholders	$0.39	$0.26

Diluted weighted average shares outstanding	128,980	119,463

Dividends declared per share	$0.48	$0.44

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)
(In thousands)

	NHP Stockholders’ Equity
							Accumulated
					Capital in		other
	Preferred Stock		Common stock		excess of	Cumulative	comprehensive	Cumulative	Noncontrolling	Total
	Shares	Amount	Shares	Amount	par value	net income	income (loss)	dividends	interests	equity
Balances at December 31, 2010	—	$—	126,254	$12,625	$2,516,397	$1,849,045	$8,614	$(2,086,854)	$33,283	$2,333,110
Comprehensive income:
Net income	—	—	—	—	—	50,551	—	—	(237)	50,314
Gain on interest rate swap agreements	—	—	—	—	—	—	1,004	—	—	1,004
Amortization of gain on Treasury lock agreements	—	—	—	—	—	—	(135)	—	—	(135)
Pro rata share of accumulated other comprehensive income from unconsolidated joint venture	—	—	—	—	—	—	357	—	—	357

Comprehensive income										51,540
Issuance of common stock, net	—	—	370	37	1,798	—	—	—	—	1,835
Amortization of stock-based compensation	—	—	—	—	1,776	—	—	—	—	1,776
Common dividends	—	—	—	—	—	—	—	(61,287)	—	(61,287)
Adjust redeemable OP unitholder interests to current redemption value	—	—	—	—	(14,406)	—	—	—	—	(14,406)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	88	88
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(219)	(219)

Balances at March 31, 2011	—	$—	126,624	$12,662	$2,505,565	$1,899,596	$9,840	$(2,148,141)	$32,915	$2,312,437

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$50,314	$31,239
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,699	31,969
Stock-based compensation	1,776	1,594
Deferred gain recognition	(471)	—
Gain on re-measurement of equity interest upon acquisition, net	—	(620)
Gain on debt extinguishment	—	(75)
Gains on sale of facilities, net	(10,607)	(22)
Straight-line rent	(2,446)	(1,733)
Amortization of above/below market lease intangibles, net	134	(62)
Mortgage and other loan premium amortization	(148)	—
Amortization of deferred financing costs	500	719
Equity in earnings from unconsolidated joint ventures	(264)	(286)
Distributions of income from unconsolidated joint ventures	311	258
Changes in operating assets and liabilities:
Receivables	(1,096)	(1,706)
Intangible and other assets	(6,156)	(148)
Accounts payable and accrued liabilities	(15,060)	(17,394)

Net cash provided by operating activities	55,486	43,733

Cash flows from investing activities:
Investment in real estate and related assets and liabilities	(118,163)	(65,056)
Proceeds from sale of real estate facilities	8,240	—
Investment in mortgage and other loans receivable	(2,648)	(140,437)
Principal payments on mortgage and other loans receivable	36,086	1,270
Distributions from unconsolidated joint ventures	1,017	751

Net cash used in investing activities	(75,468)	(203,472)

Cash flows from financing activities:
Borrowings under credit facility	115,000	—
Repayment of borrowings under credit facility	(45,000)	—
Issuance of notes and bonds payable	4,169	—
Principal payments on notes and bonds payable	(1,629)	(5,020)
Redemption of preferred stock	—	(92)
Issuance of common stock, net	1,692	45,875
Dividends paid	(61,138)	(51,979)
Contributions from noncontrolling interests	88	—
Distributions to noncontrolling interests	(219)	(283)
Distributions to redeemable OP unitholders	(1,019)	(370)
Payment of deferred financing costs	(346)	(80)

Net cash provided by (used in) financing activities	11,598	(11,949)

Decrease in cash and cash equivalents	(8,384)	(171,688)
Cash and cash equivalents, beginning of period	59,591	382,278

Cash and cash equivalents, end of period	$51,207	$210,590

Supplemental schedule of cash flow information:
Non-cash investing activities:
Accrual of contingent purchase price obligation	$12,018	$—

Assumption of debt upon acquisition of real estate	$—	$109,514

Retirement of mortgage loan receivable upon acquisition of real estate	$—	$47,500

Capital contributions from noncontrolling interests upon acquisition of real estate	$—	$25,289

Issuance of redeemable OP units upon acquisition of real estate	$—	$18,986

Issuance of mortgage loan receivables upon sale of real estate	$—	$6,258

Non-cash financing activities:
Adjust redeemable OP unitholder interests to current redemption value	$14,406	$1,562

Conversion of preferred stock to common stock	$—	$51,272

See accompanying notes.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011
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
We primarily make our investments by acquiring an ownership interest in senior housing and long-term care facilities and leasing them to unaffiliated tenants under “triple-net” “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. We also invest in medical office buildings which are not generally subject to “triple-net” leases and generally have multiple tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). Some of the medical office buildings are subject to “triple-net” leases. In addition, but to a much lesser extent because we view the risks of this activity to be greater due to less favorable bankruptcy treatment and other factors, from time to time, we extend mortgage loans and other financing to operators.
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
As of March 31, 2011, we had investments in 665 healthcare facilities, one land parcel, three development projects and one asset held for sale located in 42 states.
At March 31, 2011, one of our triple-net lease tenants accounted for more than 10% of our revenues, Brookdale Senior Living, Inc. (“Brookdale”), which accounted for 11.2% of our revenues.
2. Summary of Significant Accounting Policies
Basis of Presentation
We have prepared the condensed consolidated financial statements included herein without audit. These financial statements include all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the three months ended March 31, 2011 and 2010 pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All such adjustments are of a normal recurring nature.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to these rules and regulations. Although we believe that the disclosures in the financial statements included herein are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results for a full year.
We have evaluated events subsequent to March 31, 2011 for their impact on our condensed consolidated financial statements (see Note 19).
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
As of March 31, 2011, we leased ten facilities under triple-net leases with fixed price purchase options through eight wholly owned, consolidated subsidiaries that have been identified as VIEs and for which we have been identified as the primary beneficiary. The carrying value of the facilities was $107.6 million as of March 31, 2011, and the purchase options are exercisable between 2011 and 2021.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
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
We recorded $2.4 million and $1.7 million of revenues in excess of cash received during the three months ended March 31, 2011 and 2010, respectively. We had straight-line rent receivables, net of reserves, recorded under the caption “Other assets” on our consolidated balance sheets of $41.8 million at March 31, 2011 and $39.3 million at December 31, 2010, net of reserves of $120.3 million and $114.7 million, respectively. We evaluate the collectability of the straight-line rent receivable balances on an ongoing basis and provide reserves against receivables we believe may not be fully recoverable. The ultimate amount of straight-line rent we realize could vary from the amounts currently recorded.
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
We recognize sales of facilities upon closing. Payments received from purchasers prior to closing are recorded as deposits. Gains on facilities sold are recognized using the full accrual method upon closing when the requirements of gain recognition on sale of real estate under the provisions of ASC 360 are met, including: the collectability of the sales price is reasonably assured; we have received adequate initial investment from the buyer; we are not obligated to perform significant activities after the sale to earn the gain; and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy these requirements. We had $15.1 million and $20.3 million of deferred gains included in the caption “Mortgage loans receivable, net” at March 31, 2011 and December 31, 2010, respectively.
Gains on facilities sold to unconsolidated joint ventures in which we maintain an ownership interest are included in income from continuing operations, and the portion of the gain representing our retained ownership interest in the joint venture is deferred and included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. We had $15.3 million of such deferred gains at March 31, 2011 and December 31, 2010. All other gains are included in discontinued operations.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
Investments in Real Estate
We record properties at cost and use the straight-line method of depreciation for buildings and improvements over their estimated remaining useful lives of up to 40 years, generally 20 to 40 years depending on factors including building type, age, quality and location. We review and adjust useful lives periodically. Depreciation expense from continuing operations was $33.9 million and $27.1 million for the three months ended March 31, 2011 and 2010, respectively.
We allocate purchase prices of properties in accordance with the provisions of ASC Topic 805, Business Combinations (“ASC 805”), which require that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 also establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. During the three months ended March 31, 2011 and 2010, we incurred $5.1 million and $1.4 million, respectively, of merger and acquisition costs that are included on our consolidated income statements.
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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
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
No impairment charges were recorded during the three months ended March 31, 2011 or 2010.
Collectability of Receivables
We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis based on factors including, among others, payment history, the financial strength of the borrower and any guarantors, the value of the underlying collateral, the operations and operating trends of the underlying collateral, if any, the asset type and current economic conditions. If our evaluation of these factors indicates we may not recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. This analysis requires us to determine whether there are factors indicating a receivable may not be fully collectible and to estimate the amount of the receivable that may not be collected. We had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $13.7 million as of March 31, 2011 and $14.9 million as of December 31, 2010.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
For our mortgage loans, the evaluation emphasizes the operations, operating trends, financial performance and value of the underlying collateral, and for our other loans, the evaluation emphasizes the financial strength of the borrower and any guarantors. Our quarter-end evaluation was performed using operating and financial information as of February 28, 2011, and based on this evaluation, our mortgage and other loans are grouped into three classes — good standing, watch list and special monitoring. For loans classified as good standing, the likelihood of loss is remote, and while borrowers may be current on all required payments for loans classified as watch list or special monitoring, there are other factors considered in our evaluation which cause the likelihood of loss to be reasonably possible. Our analysis did not identify any mortgage loans for which we believe we may not recover the full value of the receivable, and as such, no reserves for mortgage loans receivable have been recorded as of March 31, 2011. Our analysis identified certain other loans for which we believe we may not recover the full value of the receivable, and we have recorded $5.9 million of reserves for other loans receivable as of March 31, 2011. The balances of mortgage and other loans by class as of March 31, 2011 were as follow:

		Deferred Gains		Carrying
	Principal	and Discounts	Reserves	Amount
	(In thousands)
Mortgage loans receivable:
Good standing	$248,097	$(14,725)	$—	$233,372
Watch list	23,846	(1,139)	—	22,707
Special monitoring	6,596	—	—	6,596

	$278,539	$(15,864)	$—	$262,675

			Carrying
	Principal	Reserves	Amount
	(In thousands)
Other loans receivable:
Good standing	$62,623	$—	$62,623
Watch list	5,000	(1,406)	3,594
Special monitoring	4,846	(4,446)	400

	$72,469	$(5,852)	$66,617

The following table summarizes the changes in reserves for other loans receivable during the three months ended March 31, 2011:

Reserves
(In thousands)
Balance at January 1, 2011	$(6,057)
Reversal of reserves	205

Balance at March 31, 2011	$(5,852)

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
(Unaudited)
March 31, 2011
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
Redeemable Limited Partnership Unitholders
NHP/PMB L.P. (“NHP/PMB”) is a limited partnership that we formed in February 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB consistent with the provisions of ASC 810, as our wholly owned subsidiary is the general partner and exercises control. As of March 31, 2011 and December 31, 2010, third party investors owned 2,176,700 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 32.0% of the total units outstanding at March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, 4,619,330 Class B limited partnership units in NHP/PMB were outstanding, respectively, all of which were held by our subsidiaries.
After a one year holding period, the OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the “REIT Shares Amount” per OP Unit. As of March 31, 2011, the REIT Shares Amount was 1.000. We have entered into a registration rights agreement with the holders of the OP Units which, subject to the terms and conditions set forth therein, obligates us to register the shares of common stock that we may issue in exchange for such OP Units. As registration rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our consolidated balance sheets. As of March 31, 2011, the OP Units had been outstanding for one year or longer and were exchangeable for cash of $92.6 million.
We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of March 31, 2011, the fair value of the OP Units exceeded the cost basis by $31.2 million, and the adjustment was recorded through capital in excess of par value. The value of the OP Units held by redeemable OP unitholder interests was $92.6 million and $79.2 million at March 31, 2011 and December 31, 2010, respectively.
Noncontrolling Interests
We have four consolidated joint ventures in which we have equity interests, ranging from 71% to 95%, in nine multi-tenant medical office buildings and one development project.
NHP/PMB has equity interests, ranging from 50% to 69%, in three joint ventures which each own one multi-tenant medical office building. The joint ventures are consolidated by NHP/PMB, and we consolidate NHP/PMB in our consolidated financial statements.
We also have six partnerships in which we have equity interests, ranging from 51% to 96%, in 18 triple-net leased facilities. We consolidate the partnerships in our consolidated financial statements.
Stock-Based Compensation
We account for stock-based compensation in accordance with the provisions of ASC Topic 718, Compensation-Stock Compensation, which require stock-based compensation awards to be valued at the fair value on the date of grant and amortized as an expense over the vesting period and require any dividend equivalents earned to be treated as dividends for financial reporting purposes. Net income reflects stock-based compensation expense of $1.8 million and $1.6 million for the three months ended March 31, 2011 and 2010, respectively.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
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
Diluted EPS includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, our 7.75% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), which was redeemed on January 18, 2010, and/or OP Units. The dilutive effect of stock options and other share-settled compensation plans that do not contain rights to nonforfeitable dividends is calculated using the treasury stock method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.
Fair Value
We apply the provisions of ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to our financial assets and liabilities measured at fair value on a recurring basis and to our nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
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

•	Level 3 — unobservable inputs or derived valuations with significant inputs or value drivers that are unobservable.
Fair value measurements at March 31, 2011 are as follows:

	Fair Value	Level 1	Level 2	Level 3
	(In thousands)
Financial assets	$5,549	$5,549	$—	$—
Financial liabilities	(5,549)	(5,549)	—	—
Interest rate swaps	12,161	—	12,161	—
Redeemable OP unitholder interests	92,575	—	92,575	—

	$104,736	$—	$104,736	$—

Amounts related to our deferred compensation plan are invested in various financial assets, and the fair value of the corresponding assets and liabilities is based on market quotes. Interest rate swaps are valued using standard derivative pricing models that consider forward yield curves and discount rates. OP Units are exchangeable for cash or, at our option, shares of our common stock equal to the REIT Shares Amount. As such, the fair value of OP Units outstanding at March 31, 2011 is based on the closing price of our common stock on March 31, 2011, which was $42.53 per share.
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
The table below details the book value and fair value for mortgage and other loans receivable and the components of long-term debt at March 31, 2011. These fair value estimates are not necessarily indicative of the amounts that would be realized upon disposition of these financial instruments.

	Book Value	Fair Value
	(In thousands)
Mortgage loans receivable	$278,538	$280,786
Other loans receivable	$72,469	$65,191
Unsecured senior credit facility	$245,000	$245,000
Senior notes	$991,633	$1,084,862
Notes and bonds payable	$365,164	$357,188

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
Impact of New Accounting Standards Updates
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 became effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which became effective January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on our results of operations or financial position.
In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, Receivables, to require additional disclosures regarding credit quality and the allowance for credit losses related to financing receivables, including credit quality indicators and past due and modification information. Disclosures must be disaggregated by segment and class. The disclosures as of the end of a reporting period became effective December 31, 2010, and the disclosures about activity that occurs during a reporting period became effective January 1, 2011. The adoption of ASU 2010-20 did not have a material impact on our results of operations or financial position.
3. Real Estate Properties
As of March 31, 2011, we had investments in the following consolidated facilities:

Assisted and independent living facilities	268
Skilled nursing facilities	183
Continuing care retirement communities	10
Specialty hospitals	7
Triple-net medical office buildings	24
Multi-tenant medical office buildings, including 21 owned by consolidated joint ventures (see Note 5)	84

576

We lease our owned senior housing and long-term care facilities and certain medical office buildings to single tenants under “triple-net,” and in most cases, “master” leases that are accounted for as operating leases. These leases generally have an initial term of up to 20 years and generally have two or more multiple-year renewal options. As of March 31, 2011, approximately 87% of these facilities were leased under master leases. In addition, the majority of these leases contain cross-collateralization and cross-default provisions tied to other leases with the same tenant, as well as grouped lease renewals and grouped purchase options. As of March 31, 2011, leases covering 431 triple-net leased facilities were backed by security deposits consisting of irrevocable letters of credit or cash totaling $89.3 million. Under the terms of the leases, the tenant is responsible for all maintenance, repairs, taxes, insurance and capital expenditures on the leased properties. As of March 31, 2011, leases covering 399 facilities contained provisions for property tax impounds, and leases covering 284 facilities contained provisions for capital expenditure impounds. We generally lease medical office buildings to multiple tenants under separate non-triple-net leases, where we are responsible for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). However, some of the medical office buildings are subject to triple-net leases, where the lessees are responsible for the associated operating expenses.
During the three months ended March 31, 2011, we acquired six skilled nursing facilities and one assisted and independent living facility subject to triple-net leases and one multi-tenant medical office building in three separate transactions for an aggregate investment of $121.4 million, including a $12.0 million contingent purchase price obligation which is included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets as of March 31, 2011.
As of March 31, 2011, we had entered into agreements to develop two assisted and independent living facilities. Costs of $2.2 million were incurred during the three months ended March 31, 2011 and are included in the caption “Development in progress on our consolidated balance sheets.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
During the three months ended March 31, 2011, we funded $3.3 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. As of March 31, 2011, we had committed to fund additional expansions, construction and capital improvements of $10.9 million. During the three months ended March 31, 2011, we also funded $0.3 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the three months ended March 31, 2011, we sold one skilled nursing facility not previously transferred to assets held for sale for net cash proceeds of $7.5 million that resulted in a gain of $5.4 million which is included the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements.
No impairment charges were recorded on our real estate properties during three months ended March 31, 2011 or 2010.
Hearthstone Senior Living
In February 2011, our tenant, Hearthstone Senior Services, L.P. (“Hearthstone”), notified us that it would be unable to pay the rent then due under its leases with us, and asked us to amend certain terms of the leases to make rents achievable. In order to substantially increase the ability of Hearthstone to meet its future obligations, and thereby protecting our interest, we agreed to certain modifications of the terms of our leases with Hearthstone that include, among other things, a reduction in the aggregate rent payable by $7.4 million for the lease year ending February 2012, and by $6.4 million for subsequent lease years through 2021. After giving effect to these reductions, the aggregate rent payable by Hearthstone is $31.7 million for the first lease year, $33.7 million for the second lease year and increases by 3% each year thereafter. In connection with the lease modifications, we also obtained the right to terminate any and all of our leases with Hearthstone at any time without cause. We hold a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us. However, it is possible that the letter of credit may not be sufficient to compensate us for any future losses or expenses that may arise if Hearthstone defaults under its leases with us. Other terms of our modified arrangements with Hearthstone include:
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

•
The Chief Executive Officer of Hearthstone has executed a guaranty in our favor that would obligate him to reimburse us the amount of any (i) distributions in excess of permitted amounts, (ii) compensation paid to him in excess of permitted amounts, and (iii) losses arising from customary “bad boy” acts such as fraud, or misappropriation of funds, rents or insurance proceeds.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
4. Mortgage Loans Receivable
As of March 31, 2011, we held 19 mortgage loans receivable secured by:

Multi-tenant medical office buildings	27
Skilled nursing facilities	20
Assisted and independent living facilities	7
Continuing care retirement communities	1
Land parcel	1

56

As of March 31, 2011, the mortgage loans receivable had an aggregate principal balance of $278.5 million and are reflected in our consolidated balance sheets net of aggregate deferred gains and discounts totaling $15.9 million, with individual outstanding principal balances ranging from $0.7 million to $83.1 million and maturities ranging from 2010 to 2031. We had a $6.6 million mortgage loan which matured during 2010 and is expected to be repaid in full during the second quarter of 2011. The borrower was current on all interest payments as of March 31, 2011.
In connection with the funding of a mortgage loan secured by a skilled nursing facility during 2010, we agreed to fund up to $10.9 million to expand the facility. During the three months ended March 31, 2011, we funded $1.3 million under the agreement.
During the three months ended March 31, 2011, we also funded $0.1 million on other existing loans.
During the three months ended March 31, 2011, one mortgage loan to Brookdale secured by five assisted and independent living facilities with a carrying value of $28.3 million (net of a deferred gain of $4.7 million) was prepaid. The deferred gain was recognized and included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements.
During the three months ended March 31, 2011, we also recognized a deferred gain on sale of $0.5 million under the installment method for facilities previously sold to the tenants for which we provided a mortgage loan that matures in 2013. The gain is included in the caption “Interest and other income” on our consolidated income statements.
5. Medical Office Building Joint Ventures
As of March 31, 2011, NHP/PMB owned 12 multi-tenant medical office buildings, three of which are owned through consolidated joint ventures. During the three months ended March 31, 2011, NHP/PMB funded $49,000 in capital and tenant improvements at certain facilities, and cash distributions of $1.0 million and $2.6 million were made to Class A and Class B unitholders, respectively.
As of March 31, 2011, we owned nine multi-tenant medical office buildings through consolidated joint ventures. During the three months ended March 31, 2011, the joint ventures funded $0.5 million in capital and tenant improvements at certain facilities. During the three months ended March 31, 2011, operating cash distributions from the joint ventures of $0.1 million were made to us.
As of March 31, 2011, we owned one development project through a consolidated joint venture. During the three months ended March 31, 2011, the joint venture incurred costs of $1.9 million which are included in the caption “Development in progress” on our consolidated balance sheets. During the three months ended March 31, 2011, the joint venture obtained a $36.5 million construction loan under which $4.2 million has been drawn and remains outstanding at March 31, 2011. No cash distributions were made during the three months ended March 31, 2011.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
All intercompany balances with our consolidated joint ventures have been eliminated for purposes of our consolidated financial statements.
6. Investment in Unconsolidated Joint Ventures
The following table sets forth the amounts from our unconsolidated joint ventures included in the caption “Income from unconsolidated joint ventures” on our consolidated income statements for the periods presented:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Management fees:
State pension fund investor	$1,201	$1,061
NHP share of net income (loss):
State pension fund investor	311	246
PMB Real Estate Services LLC	(47)	28
PMB SB 399-401 East Highland LLC	—	12

	$1,465	$1,347

State Pension Fund Investor
As of March 31, 2011, we owned interests in 34 triple-net leased facilities through a joint venture with a state pension fund investor. During the three months ended March 31, 2011, we received distributions of $1.0 million from the joint venture.
PMB Real Estate Services LLC
In 2008, we entered into an agreement with Pacific Medical Buildings LLC to acquire a 50% interest in PMB Real Estate Services LLC (“PMBRES”), a full service property management company. An additional payment equal to six times the Normalized Net Operating Profit, as defined, of PMBRES for 2010 was to be made on or before March 31, 2011. During 2010, PMBRES had a net operating loss, and as such, no additional payment was made on or before March 31, 2011. PMBRES provides property management services for 33 multi-tenant medical office buildings that we own or in which we have an ownership interest.
PMB SB 399-401 East Highland LLC
In 2008, we acquired a noncontrolling interest in PMB SB 399-401 East Highland LLC (“PMB SB”), an entity that owned two multi-tenant medical office buildings, and as of March 1, 2010, we acquired the remaining interest in PMB SB. In connection with the acquisition, we re-measured our previously held equity interest at the acquisition date fair value based on an independent consultant’s report and recognized a net gain on the re-measurement of $0.6 million which is included in the caption “Interest and other income” on our consolidated income statements.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
7. Assets Held for Sale
During 2010, we transferred one skilled nursing facility and one medical office building to assets held for sale. The skilled nursing facility was sold in January 2011 for net cash proceeds of $0.8 million, resulting in a gain of $0.5 million which is included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements. The tenant of the medical office building has filed bankruptcy, and an impairment charge of $15.0 million was recognized during 2010 in discontinued operations based on broker estimates of fair value, comparable sales in the local submarket and an unsolicited cash offer received during 2010. We intend to sell the medical office building within one year.
8. Intangible Assets and Liabilities
Intangible assets include items such as lease-up intangible assets, above market tenant and ground lease intangible assets and in-place lease intangible assets. Intangible liabilities include below market tenant and ground lease intangible liabilities and are included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets. As of March 31, 2011 and December 31, 2010, intangible assets and liabilities consisted of:

	March 31,	December 31,
	2011	2010
	(In thousands)
Gross intangible assets	$202,673	$211,134
Accumulated amortization	(47,290)	(47,896)

	$155,383	$163,238

Gross intangible liabilities	$18,227	$18,643
Accumulated amortization	(5,461)	(5,398)

	$12,766	$13,245

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

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Amortization:
Above/below market lease intangibles	$134	$(62)
Other intangible assets and liabilities	4,529	4,008

	$4,663	$3,946

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
9. Other Assets
As of March 31, 2011 and December 31, 2010, other assets consisted of:

	March 31,	December 31,
	2011	2010
	(In thousands)
Other receivables, net of reserves of $5.9 million and $6.1 million at March 31, 2011 and December 31, 2010, respectively	$66,617	$68,200
Straight-line rent receivables, net of reserves of $120.3 million and $114.7 million at March 31, 2011 and December 31, 2010, respectively	41,771	39,331
Prepaid ground leases	12,741	12,804
Investments and restricted funds	12,741	12,567
Interest rate swaps	12,161	11,157
Deferred financing costs	8,138	8,566
Capitalized lease and loan origination costs	6,932	1,910
Other	8,023	3,500

	$169,124	$158,035

Included in other receivables at both March 31, 2011 and December 31, 2010, are two unsecured loans to Emeritus Corporation in the amount of $21.4 million and $30.0 million. The loans mature in March 2017.
10. Debt
Unsecured Senior Credit Facility
As of March 31, 2011 and December 31, 2010, we had $245.0 million and $175.0 million, respectively, outstanding on our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at March 31, 2011) or applicable LIBOR plus 0.70% (0.95% at March 31, 2011). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The credit facility matures on December 15, 2011. As of March 31, 2011, we were in compliance with all covenants under the credit facility.
Senior Notes
The aggregate principal amount of notes outstanding at each of March 31, 2011 and December 31, 2010 was $991.6 million, and the weighted average interest rate on the notes was 6.47%. The weighted average maturity was 3.7 years and 4.0 years as of March 31, 2011 and December 31, 2010, respectively.
Notes and Bonds Payable
The aggregate principal amount of notes and bonds payable at March 31, 2011 was $365.2 million. Notes and bonds payable are due through the year 2036, at interest rates ranging from 0.83% to 8.63% and are secured by real estate properties with an aggregate net book value as of March 31, 2011 of $527.6 million. As of March 31, 2011, the weighted average interest rate on the notes and bonds payable was 5.53% and the weighted average maturity was 7.0 years. As of December 31, 2010, the aggregate amount of notes and bonds payable was $362.6 million, and the notes and bonds payable had a weighted average interest rate of 5.59% and a weighted average maturity of 7.2 years.
During the three months ended March 31, 2011, our consolidated joint venture which owns a development project obtained a $36.5 million construction loan under which $4.2 million has been drawn and remains outstanding at March 31, 2011.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
Debt Maturities
The principal balances of our debt as of March 31, 2011 mature as follows:

	Credit	Senior	Notes and Bonds
Year	Facility	Notes	Payable	Total
	(In thousands)
2011	$245,000	$339,040	$—	$584,040
2012	—	72,950	38,128	111,078
2013	—	269,850	41,961	311,811
2014	—	—	37,383	37,383
2015	—	234,420	35,115	269,535
Thereafter (1)	—	75,373	212,577	287,950

	$245,000	$991,633	$365,164	$1,601,797

(1)
There are $52.4 million of senior notes due in 2037 which may be put back to us at their face amount at the option of the holder on October 1 of any of the following years: 2012, 2017 or 2027. There are $23.0 million of senior notes due in 2038 which may be put back to us at their face amount at the option of the holder on July 7 of any of the following years: 2013, 2018, 2023 or 2028.

11. Stockholders’ Equity
Common Stock
We have entered into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. As of March 31, 2011, approximately 1,322,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. However, under the terms of the February 27, 2011 merger agreement with Ventas, Inc. (see Note 18), we are not allowed to issue any shares of common stock, including any shares sold through our at-the-market equity offering program, during the pendency of the merger. No shares were issued through our at-the-market equity offering program during the three months ended March 31, 2011.
Prior to March 31, 2011, we sponsored a dividend reinvestment plan that enabled existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. During the period from January 1, 2011 to March 31, 2011, we issued approximately 153,000 shares of common stock, at an average price of $39.89 per share, resulting in proceeds of approximately $6.1 million. Effective as of March 31, 2011, the dividend reinvestment plan was suspended in accordance with its terms.
12. Earnings Per Share (EPS)
Certain of our share-based payment awards are considered participating securities which requires the use of the two-class method for the computation of basic and diluted EPS.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
Diluted EPS also includes the effect of any potential shares outstanding, which for us is comprised of dilutive stock options, other share-settled compensation plans and, if the effect is dilutive, Series B Preferred Stock, which was redeemed on January 18, 2010, and/or OP Units. The Series B Preferred Stock was not dilutive for the three months ended March 31, 2010. There were 150,700 and 270,100 stock options that would not be dilutive for the three months ended March 31, 2011 and 2010, respectively. The calculation below excludes 81,181 restricted stock units that would not be dilutive for the three months ended March 31, 2011. The calculation below excludes 27,000 restricted stock units, 8,700 shares of restricted stock and 6,900 stock appreciation rights that would not be dilutive for the three months ended March 31, 2010. The following table sets forth the components of the basic and diluted EPS calculations:

	Three months ended
	March 31,
	2011	2010
	(In thousands, except per
	share amounts)

Numerator:
Income from continuing operations	$39,574	$30,320
Net loss attributable to noncontrolling interests	237	190
Net income attributable to participating securities	(442)	(326)

Numerator for Basic and Diluted EPS from continuing operations	$39,369	$30,184

Numerator for Basic and Diluted EPS from discontinued operations	$10,740	$919

Denominator:
Basic weighted average shares outstanding	126,474	117,048
Effect of dilutive securities:
Stock options	—	67
Other share-settled compensation plans	329	426
OP Units	2,177	1,922

Diluted weighted average shares outstanding	128,980	119,463

Basic earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.31	$0.26
Discontinued operations attributable to NHP common stockholders	0.09	0.01

Net income attributable to NHP common stockholders	$0.40	$0.27

Diluted earnings per share amounts:
Income from continuing operations attributable to NHP common stockholders	$0.31	$0.25
Discontinued operations attributable to NHP common stockholders	0.08	0.01

Net income attributable to NHP common stockholders	$0.39	$0.26

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
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

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Rental income	$157	$1,580
Interest and other income	2	—

	159	1,580

Expenses:
Depreciation and amortization	26	679
General and administrative	—	4

	26	683

Income from discontinued operations	$133	$897

14. Derivatives
During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on March 31, 2011 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $12.2 million and $11.2 million at March 31, 2011 and December 31, 2010, respectively.
During 2006 and 2007, we entered into and settled Treasury lock agreements to hedge the expected interest payments associated with a portion of our senior notes. The settlement amounts were recorded as other comprehensive income and are being amortized over the life of the debt as a yield reduction. We expect to record $0.4 million of amortization during the next 12 months.
The following table sets forth amounts included on our consolidated income statements related to the amortization of the Treasury lock agreements for the periods presented:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Amortization:
2007 Treasury lock agreements	$68	$64
2006 Treasury lock agreements	67	62

	$135	$126

During 2008, the unconsolidated joint venture we have with a state pension fund investor entered into an interest rate swap contract. The fair value of this contract at March 31, 2011 and December 31, 2010 was $11.4 million and $12.8 million, respectively, which is included as a liability on the joint venture’s balance sheets. As of March 31, 2011, we had recorded our pro rata share of the unconsolidated joint venture’s accumulated other comprehensive loss related to this contract of $2.8 million.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
15. Comprehensive Income
The following table sets forth the computation of comprehensive income for the periods presented:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Net income	$50,314	$31,239
Other comprehensive income:
Gain on interest rate swap agreements	1,004	—
Amortization of gains on Treasury lock agreements	(135)	(126)
Pro rata share of accumulated other comprehensive income (loss) from unconsolidated joint venture	357	(436)

Comprehensive income	51,540	30,677
Comprehensive loss attributable to noncontrolling interests	237	190

	$51,777	$30,867

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
In addition, we may be subject to a corporate-level tax on any taxable disposition of HAL’s pre-acquisition assets that occurs within ten years after the June 1, 2006 acquisition. The corporate-level tax would be assessed only to the extent of the built-in gain that existed on the date of acquisition, based on the fair market value of the asset on June 1, 2006. We do not expect to dispose of any asset included in the HAL acquisition if such a disposition would result in the imposition of a material tax liability, and no such sales have taken place through March 31, 2011. Accordingly, we have not recorded a deferred tax liability associated with this corporate-level tax. Gains from asset dispositions occurring more than 10 years after the acquisition will not be subject to this corporate-level tax. However, we may dispose of HAL assets before the 10-year period if we are able to complete a tax-deferred exchange.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
17. Segment Information
Our operations are organized into two segments — triple-net leases and multi-tenant leases. In the triple-net leases segment, we invest in healthcare related properties and lease the facilities to unaffiliated tenants under “triple-net” and generally “master” leases that transfer the obligation for all facility operating costs (including maintenance, repairs, taxes, insurance and capital expenditures) to the tenant. In the multi-tenant leases segment, we invest in healthcare related properties that have several tenants under separate leases in each building, thus requiring active management and responsibility for many of the associated operating expenses (although many of these are, or can effectively be, passed through to the tenants). During 2010 and the three months ended March 31, 2011, the multi-tenant leases segment was comprised exclusively of medical office buildings.
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

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Revenue:
Triple-net leases	$82,271	$72,200
Multi-tenant leases	29,515	21,685
Non-segment	10,588	6,963

	$122,374	$100,848

Net operating income (1):
Triple-net leases	$82,271	$72,200
Multi-tenant leases	19,157	13,038

	$101,428	$85,238

	March 31,	December 31,
	2011	2010
	(In thousands)
Assets:
Triple-net leases	$2,737,985	$2,638,261
Multi-tenant leases	930,342	937,636
Non-segment	485,518	516,727

	$4,153,845	$4,092,624

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

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
A reconciliation of net income, a GAAP measure, to NOI, a non-conforming GAAP measure, is as follows:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Net income	$50,314	$31,239
Interest and other income	(10,588)	(6,963)
Interest expense	22,771	23,590
Depreciation and amortization expense	38,674	31,290
General and administrative expense	7,365	6,980
Merger and acquisition costs	5,097	1,443
Income from unconsolidated joint ventures	(1,465)	(1,347)
Gain on debt extinguishment	—	(75)
Gain on sale of facilities, net	(10,607)	(22)
Income from discontinued operations	(133)	(897)

Net operating income from reportable segments	$101,428	$85,238

18. Commitments and Contingencies
Proposed Merger with Ventas
On February 27, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ventas, Inc., a Delaware corporation, and Needles Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Ventas (“Merger Sub”).
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
Upon completion of the Merger, (i) each outstanding stock option will become fully vested and, in Ventas’s discretion, either be (A) cashed out based on the option spread or (B) assumed by Ventas, on the same terms and conditions (subject to adjustment for the exchange ratio), provided that stock options granted to certain senior executives in February 2011 will be assumed by Ventas on the same terms and conditions (subject to adjustment for the Exchange Ratio); (ii) each restricted stock unit will vest in full and be cashed out based on the Exchange Ratio, provided that (a) restricted stock units granted to certain senior executives in February 2011 will be assumed by Ventas on the same terms and conditions (subject to adjustment for the Exchange Ratio) and (b) certain restricted stock units granted to certain senior executives will vest and be settled in accordance with their terms; (iii) each share of restricted stock will vest in full and be converted into Ventas Common Stock, based on the Exchange Ratio; (iv) performance shares will vest under the relevant agreements and will be converted into Ventas Common Stock based on the Exchange Ratio; and (v) dividend equivalent rights granted in connection with any award will become fully vested and be paid out.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including covenants regarding the operation of our business prior to the closing and covenants prohibiting us from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a superior proposal.
Consummation of the Merger is subject to customary closing conditions, including approval of our stockholders and Ventas’s stockholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the Merger has not occurred by October 31, 2011, if an order is entered prohibiting or disapproving the transaction and the order has become final and non-appealable, if our stockholders or Ventas’s stockholders fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.
Litigation
From time to time, we are a party to various legal proceedings, lawsuits and other claims (as to some of which we may not be insured) that arise in the normal course of our business. Regardless of their merits, these matters may require us to expend significant financial resources. Except as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2010, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, results of operations or financial position. However, we are unable to predict the ultimate outcome of pending litigation and claims, and if our assessment of our liability with respect to these actions and claims is incorrect, such actions and claims could have a material adverse effect on our business, results of operations or financial position.
Stockholder Litigation
In the weeks following the announcement of the proposed Merger between us and Ventas on February 28, 2011, purported stockholders filed seven lawsuits against us and our directors. The purported stockholder plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of California, Orange County (the “California State Court”); and the Circuit Court for Baltimore City, Maryland (the “Maryland State Court”). All of these actions were brought as putative class actions, and two also purport to assert derivative claims on behalf of the company. All of these stockholder complaints allege that our directors breached certain alleged duties to our stockholders by approving the Merger Agreement, and certain complaints allege that we aided and abetted those breaches. All of the complaints request an injunction of the proposed Merger. Certain of the complaints also seek damages.
In the California State Court, the following actions were filed purportedly on behalf of our stockholders: on February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc., et al.; on March 3, 2011, a putative class action entitled Barker v. Nationwide Health Properties, Inc., et al.; and on March 3, 2011, a putative class action entitled Davis v. Nationwide Health Properties, Inc., et al., which was subsequently amended on March 11, 2011 under the caption Davids v. Nationwide Health Properties, Inc., et al. Each action names us and our directors as defendants. Each complaint alleges, among other things, that our directors breached certain alleged duties by approving the Merger Agreement because the proposed transaction purportedly fails to maximize stockholder value and purportedly provides the directors personal benefits not shared by our stockholders. The Palma and Davids actions allege that we aided and abetted those purported breaches. Along with other relief, the complaints seek an injunction against the closing of the proposed Merger. On March 22, 2011, the parties to the Palma, Barker, and Davids actions signed a Stipulation and Proposed Order on Consolidation of Related Actions providing for consolidation of all three actions. On April 4, 2011, the defendants in all three actions demurred and moved to stay the proceedings in favor of parallel litigation pending in the Maryland State Court.

NATIONWIDE HEALTH PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
March 31, 2011
In the Maryland State Court, the following actions were filed purportedly on behalf of our stockholders: on March 7, 2011, a putative class action entitled Crowley v. Nationwide Health Properties, Inc., et al.; on March 10, 2011, a putative class action entitled Taylor v. Nationwide Health Properties, Inc., et. al.; on March 17, 2011, a putative class action entitled Haughey Family Trust v. Pasquale, et al.; and on March 31, 2011, a putative class action entitled Rappaport v. Pasquale, et al. All four actions name us and our directors as defendants. All four actions allege, among other things, that our directors breached certain alleged duties by approving the Merger Agreement because the proposed transaction purportedly fails to maximize stockholder value and purportedly provides certain directors personal benefits not shared by our stockholders. The Haughey, Rappaport and Crowley actions allege that we aided and abetted those purported breaches. In addition to asserting direct claims on behalf of a putative class of our stockholders, the Haughey and Rappaport actions purport to bring derivative claims on behalf of the company, asserting breaches of certain alleged duties by our directors in connection with their approval of the proposed Merger. All four actions seek to enjoin the proposed Merger, and the Taylor action seeks damages.
On March 30, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order consolidating the Crowley, Taylor and Haughey actions. On April 1, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order: (i) certifying a class of our stockholders; and (ii) providing for the plaintiffs to file a consolidated amended complaint. On April 13, 2011, the Maryland State Court held a status conference and thereafter entered certain scheduling orders. On April 22, 2011, the plaintiffs in Maryland filed a consolidated amended class action complaint.
Development Agreements
As of March 31, 2011, we had entered into a joint venture to develop a medical office building (see Note 5) and entered into other agreements to develop two assisted and independent living facilities (see Note 3) and to fund the expansion of a skilled nursing facility securing a mortgage loan (see Note 4). As of March 31, 2011, we had committed to fund an additional $52.5 million under these agreements, of which $34.5 million will be funded through a third party construction loan obtained during the three months ended March 31, 2011 (see Note 10).
Lines of Credit
Under the terms of an agreement with PMB LLC, we agreed to extend to PMB LLC a $10.0 million line of credit to fund certain costs of PMB LLC with respect to the proposed development of multi-tenant medical office buildings. During the three months ended March 31, 2011, we funded $1.3 million and received payments of $2.6 million under the line of credit. As of March 31, 2011, $3.6 million was outstanding and is included in the caption “Other assets” on our consolidated balance sheet.
During 2010, we agreed to loan two of our consolidated joint ventures up to $65.3 million as project financing, including $56.6 million that was disbursed initially and remained outstanding at March 31, 2011.
Indemnities
We have entered into indemnification agreements with those partners who contributed appreciated property into NHP/PMB. Generally, under these indemnification agreements, if any of the appreciated real estate contributed by the partners is sold by NHP/PMB in a taxable transaction within a specified number of years after the property was contributed, we will reimburse the affected partners for the federal and state income taxes associated with the pre-contribution gain that is specially allocated to the affected partner under the Code. We have no current plans to sell any of these properties.
19. Subsequent Events
From April 1, 2011 to May 5, 2011, we completed approximately $484 million of investments in 46 facilities.

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
Certain information contained in this report includes statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our expectations, beliefs, intentions, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not statements of historical facts. These statements may be identified, without limitation, by the use of forward-looking terminology such as “may,” “will,” “anticipates,” “expects,” “believes,” “intends,” “should” or comparable terms or the negative thereof. All forward-looking statements included in this report are based on information available to us on the date hereof. These statements speak only as of the date hereof and we assume no obligation to update such forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from those described in the statements. Risks and uncertainties associated with our business include (without limitation) the following:
•	risks related to the proposed Merger with Ventas, Inc.;
•	deterioration in the operating results or financial condition, including bankruptcies, of our tenants or other significant operators in the healthcare industry;
•	non-payment or late payment of rent, interest or loan principal amounts by our tenants;
•	the ability of our tenants to pay contractual rent and/or interest escalations in future periods;
•	the ability of our tenants to obtain and maintain adequate liability and other insurance and potential underinsured or uninsured losses;
•	occupancy levels at certain facilities;
•	our reliance on one tenant for a significant percentage of our revenues;
•	risks associated with real estate ownership, including the illiquid nature of real estate and the real estate market, maintenance and repair costs, potential liability under environmental laws, leases that are not renewed or are renewed at lower rates, our ability to attract new tenants for certain facilities, purchase option exercises that reduce revenue and our ability to sell certain facilities for their book value;
•	the amount and yield of any additional investments and risks associated with acquisitions, including our ability to identify and complete favorable transactions, delays or failures in obtaining third party consents or approvals, the failure to achieve perceived benefits, unexpected costs or liabilities and potential litigation;
•	risks associated with development, including our ability to obtain financing, delays or failures in obtaining necessary permits and authorizations, the failure to achieve original project estimates and our limited history in conducting ground-up development projects;
•	access to the capital markets and the cost and availability of capital;
•	changes in the ratings of our debt securities;
•	our level of indebtedness;
•	the effect of economic and market conditions and changes in interest rates;
•	maintaining compliance with our debt covenants and restrictions imposed by such covenants;
•	the possibility that we could be required to repurchase some of our senior notes;

•	increased competition in our business sector;
•	adverse trends in the healthcare industry;
•	tenant regulatory and licensing requirements and the effect of healthcare reform legislation or government regulations, including changes in the reimbursement levels under the Medicare and Medicaid programs;
•	our ability to retain key personnel;
•	changes in or inadvertent violations of tax laws and regulations and other factors that can affect our status as a real estate investment trust (“REIT”); and
•	the risk factors set forth under the caption “Risk Factors” in Item 1A and other factors discussed from time to time in our news releases, public statements and/or filings with the SEC, especially the risk factors set forth in our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q.
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
Upon completion of the Merger, (i) each outstanding stock option will become fully vested and, in Ventas’s discretion, either be (A) cashed out based on the option spread or (B) assumed by Ventas, on the same terms and conditions (subject to adjustment for the exchange ratio), provided that stock options granted to certain senior executives in February 2011 will be assumed by Ventas on the same terms and conditions (subject to adjustment for the Exchange Ratio); (ii) each restricted stock unit will vest in full and be cashed out based on the Exchange Ratio, provided that (a) restricted stock units granted to certain senior executives in February 2011 will be assumed by Ventas on the same terms and conditions (subject to adjustment for the Exchange Ratio) and (b) certain restricted stock units granted to certain senior executives will vest and be settled in accordance with their terms; (iii) each share of restricted stock will vest in full and be converted into Ventas Common Stock, based on the Exchange Ratio; (iv) performance shares will vest under the relevant agreements and will be converted into Ventas Common Stock based on the Exchange Ratio; and (v) dividend equivalent rights granted in connection with any award will become fully vested and be paid out.
We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including covenants regarding the operation of our business prior to the closing and covenants prohibiting us from soliciting, providing information or entering into discussions concerning proposals relating to alternative business combination transactions, except in limited circumstances relating to unsolicited proposals that constitute, or are reasonably expected to lead to, a superior proposal.
Consummation of the Merger is subject to customary closing conditions, including approval of our stockholders and Ventas’s stockholders. The Merger Agreement may be terminated under certain circumstances, including by either party if the Merger has not occurred by October 31, 2011, if an order is entered prohibiting or disapproving the transaction and the order has become final and non-appealable, if our stockholders or Ventas’s stockholders fail to approve the transaction, or upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied.

Additional Information About the Proposed Transaction and Where to Find it:
This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. In connection with the proposed transaction, Ventas has filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-4 that includes a preliminary joint proxy statement of NHP and Ventas, and that also constitutes a preliminary prospectus of Ventas. NHP and Ventas also plan to file other documents with the SEC with respect to the proposed transaction. The registration statement has not been declared effective by the SEC, and the definitive joint proxy statement/prospectus is not currently available. INVESTORS ARE URGED TO READ THE PRELIMINARY JOINT PROXY STATEMENT/ PROSPECTUS AND, IF AND WHEN IT BECOMES AVAILABLE, THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS (INCLUDING ALL AMENDMENTS AND SUPPLEMENTS TO SUCH DOCUMENTS) AND OTHER RELEVANT DOCUMENTS FILED WITH THE SEC IF AND WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION.
Investors may obtain free copies of the registration statement, the preliminary joint proxy statement/prospectus, the definitive joint proxy statement/prospectus and other relevant documents filed by NHP and Ventas with the SEC (if and when they become available) through the website maintained by the SEC at www.sec.gov. Copies of the documents filed by NHP with the SEC are available free of charge on NHP’s website at www.nhp-reit.com, and copies of the documents filed by Ventas with the SEC are also available free of charge on Ventas’s website at www.ventasreit.com.
NHP, Ventas and their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from NHP’s and Ventas’s stockholders in respect of the proposed transaction. Information regarding NHP’s directors and executive officers can be found in NHP’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 26, 2011. Information regarding Ventas’s directors and executive officers can be found in Ventas’s definitive proxy statement filed with the SEC on March 28, 2011. Additional information regarding the interests of such potential participants is included in the preliminary joint proxy statement/prospectus and will be included in the definitive joint proxy statement/prospectus and other relevant documents filed with the SEC in connection with the proposed transaction if and when they become available. These documents are available free of charge on the SEC’s website and from NHP or Ventas, as applicable, using the sources indicated above.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in different presentation of our financial statements. For a description of the risks associated with our critical accounting policies and estimates, see “Risk Factors — Risks Relating to Us and Our Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting estimates.
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
Impact of New Accounting Standards Updates
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures About Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 adds new requirements for disclosures of significant transfers into and out of Levels 1, 2 and 3 of the fair value hierarchy, the reasons for the transfers and the policy for determining when transfers are recognized. ASU 2010-06 also adds new requirements for disclosures about purchases, sales, issuances and settlements on a gross rather than net basis relating to the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements. It also clarifies the level of disaggregation to require disclosures by “class” rather than by “major category of assets and liabilities” and clarifies that a description of inputs and valuation techniques used to measure fair value is required for both recurring and nonrecurring fair value measurements classified as Level 2 or 3. ASU 2010-06 became effective January 1, 2010 except for the requirements to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis which are effective January 1, 2011. The adoption of ASU 2010-06 did not have a material impact on our results of operations or financial position.

In July 2010, the FASB issued ASU 2010-20, Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 amends ASC Topic 310, Receivables, to require additional disclosures regarding credit quality and the allowance for credit losses related to financing receivables, including credit quality indicators and past due and modification information. Disclosures must be disaggregated by segment and class. The disclosures as of the end of a reporting period are effective December 31, 2010, and the disclosures about activity that occurs during a reporting period became effective January 1, 2011. The adoption of ASU 2010-20 did not have a material impact on our results of operations or financial position.
Operating Results
Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Revenue:
Triple-net lease rent	$82,271	$72,200	$10,071	14%
Medical office building operating rent	29,515	21,685	7,830	36%

	111,786	93,885	17,901	19%
Interest and other income	10,588	6,963	3,625	52%

	122,374	100,848	21,526	21%

Expenses:
Interest expense	22,771	23,590	(819)	-3%
Depreciation and amortization	38,674	31,290	7,384	24%
General and administrative	7,365	6,980	385	6%
Merger and acquisition costs	5,097	1,443	3,654	253%
Medical office building operating expenses	10,358	8,647	1,711	20%

	84,265	71,950	12,315	17%

Operating income	38,109	28,898	9,211	32%
Income from unconsolidated joint ventures	1,465	1,347	118	9%
Gain on debt extinguishment	—	75	(75)	-100%

Income from continuing operations	39,574	30,320	9,254	31%

Discontinued operations:
Gain on sale of facilities, net	10,607	22	10,585	48114%
Income from discontinued operations	133	897	(764)	-85%

	10,740	919	9,821	1069%

Net income	50,314	31,239	19,075	61%
Net loss attributable to noncontrolling interests	237	190	47	25%

Net income attributable to NHP common stockholders	$50,551	$31,429	$19,122	61%

Triple-net lease rental income increased primarily due to rental income from 49 facilities (including majority interests in 15 of the facilities) acquired during 2010 and seven facilities acquired during 2011 and rent increases at existing facilities, offset in part by reserves.

Medical office building operating rent increased primarily due to operating rent from 22 multi-tenant medical office buildings (including majority interests in five of the multi-tenant medical office buildings) acquired during 2010 and one multi-tenant medical office building acquired during 2011.
Interest and other income increased primarily due to the funding of four new mortgage loans, additional fundings on an existing mortgage loan and the acquisition of one mortgage loan during 2010 and recognition of a deferred gain on sale under the installment method in 2011 for facilities previously sold to the tenants for which we provided a mortgage loan, offset in part by the recognition of a net gain upon acquisition of the controlling interest in an unconsolidated joint venture during 2010 and the retirement of our $47.5 million loan from a related party as a result of the acquisition of the multi-tenant medical office building serving as collateral during 2010.
Interest expense decreased primarily due to the repayment of $185.5 million of secured debt during 2010, offset in part by the assumption of $125.3 million of secured debt during 2010 and borrowings under our revolving unsecured senior credit facility.
Depreciation and amortization increased primarily due to the acquisition of 71 facilities during 2010, including 22 multi-tenant medical office buildings, and the acquisition of eight facilities during 2011, including one multi-tenant medical office building.
General and administrative expenses increased primarily due to increased expenses for third party advisors, state tax expense and other general corporate expenses, offset in part by decreased employee related costs.
Merger and acquisition costs increased primarily due to our proposed Merger with Ventas.
Medical office building operating expenses increased primarily due to operating expenses from 22 multi-tenant medical office buildings (including majority interests in five of the multi-tenant medical office buildings) acquired during 2010 and one multi-tenant medical office building acquired during 2011.
Income from unconsolidated joint ventures increased primarily due to increased income from our unconsolidated joint venture with a state pension fund investor, offset in part by losses from PMB Real Estate Services LLC (“PMBRES”) in 2011 as compared to income in 2010.
Discontinued operations income of $10.7 million for 2011 was primarily comprised of gains on sale of $10.6 million and rental income of $0.2 million. Discontinued operations income of $0.9 million for 2010 was primarily comprised of rental income of $1.6 million, offset in part by depreciation and amortization expense of $0.7 million. We expect to have future sales of facilities or reclassifications of facilities to assets held for sale, and the related income or loss would be included in discontinued operations unless the facilities were transferred to an entity in which we maintain an interest.
Net loss attributable to noncontrolling interests increased primarily due to losses from certain multi-tenant medical office building consolidated joint ventures entered into during 2010.

Funds From Operations and Funds Available for Distribution

	Three Months Ended
	March 31,
	2011	2010
	(In thousands except per
	share amounts)
Funds From Operations (“FFO”):
Net income	$50,314	$31,239
Net loss attributable to noncontrolling interests	237	190
Real estate related depreciation and amortization	38,248	31,545
Depreciation in income from unconsolidated joint ventures	1,182	1,239
Deferred gain recognition	(471)	—
Gains on sale of facilities, net	(10,607)	(22)

Diluted FFO	78,903	64,191
Merger and acquisition costs	5,097	1,443
Gain on re-measurement of equity interest upon acquisition, net	—	(620)
Gain on debt extinguishment, net	—	(75)

Adjusted diluted FFO	$84,000	$64,939

Funds Available for Distribution (“FAD”):
Net income	$50,314	$31,239
Net loss attributable to noncontrolling interests	237	190
Real estate related depreciation and amortization	38,248	31,545
Deferred gain recognition	(471)	—
Gains on sale of facilities, net	(10,607)	(22)
Straight-lined rent	(2,300)	(1,687)
Amortization of intangible assets and liabilties	132	(59)
Non-cash stock-based compensation expense	1,776	1,594
Deferred financing cost amortization	635	845
Lease commissions and tenant and capital improvements	(1,981)	(637)
NHP’s share of FAD reconciling items from unconsolidated joint ventures:
Real estate related depreciation and amortization	1,182	1,239
Straight-lined rent	9	(1)
Deferred financing cost amortization	25	21

Diluted FAD	77,199	64,267
Merger and acquisition costs	5,097	1,443
Gain on re-measurement of equity interest upon acquisition, net	—	(620)
Gain on debt extinguishment, net	—	(75)

Adjusted diluted FAD	$82,296	$65,015

Weighted average shares outstanding for FFO:
Diluted weighted average shares outstanding (1)	129,129	119,600
Series B preferred stock add-back if not converted	—	310

Fully diluted weighted average shares outstanding	129,129	119,910

Diluted per share amounts — FFO:
FFO	$0.61	$0.54

Adjusted FFO	$0.65	$0.54

(1)	Diluted weighted average shares outstanding includes the effect of all participating and non-participating share-based payment awards which for us consists of stock options and other share-based payment awards if the effect is dilutive. The dilutive effect of all share-based payment awards is calculated using the treasury stock method. Additionally, our redeemable OP units are included as if converted to common stock on a one-for-one basis.

While net income and its related per share amounts, as defined by accounting principles generally accepted in the United States (“GAAP”), are the most appropriate earnings measures, we believe that FFO and FAD and the related FFO per share amounts are important non-GAAP supplemental measures of operating performance. GAAP requires the use of straight-line depreciation of historical costs and implies that real estate values diminish predictably and ratably over time. However, real estate values have historically risen and fallen based on various market conditions and other factors. FFO was developed as a supplemental measure of operating performance primarily in order to exclude historical cost-based depreciation and amortization and its effects as it does not generally reflect the actual change in value of real estate over time. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition. FFO is defined as net income (computed in accordance with GAAP) excluding gains and losses from the sale of real estate plus real estate related depreciation and amortization. The same adjustments are made to reflect our share of these same items from unconsolidated joint ventures. Adjusted FFO is defined as FFO excluding impairments of assets, merger and acquisition costs and gains and losses other than those from the sale of real estate.
FAD was developed as a supplemental measure of operating performance primarily to exclude non-cash revenues and expenses that are included in FFO. FAD is defined as net income (computed in accordance with GAAP) excluding gains and losses from the sale of real estate plus real estate related depreciation and amortization, plus or minus straight-lined rent (plus cash in excess of rent or minus rent in excess of cash), plus or minus amortization of above or below market lease intangibles, plus non-cash stock based compensation, plus deferred financing cost amortization plus any impairments minus lease commissions, tenant improvements and capital improvements paid. The same adjustments are made to reflect our share of these same items from unconsolidated joint ventures. Adjusted FAD is defined as FAD excluding merger and acquisition costs and gains and losses other than those from the sale of real estate.
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
Liquidity and Capital Resources
Operating Activities
Cash provided by operating activities during the three months ended March 31, 2011 increased $11.8 million, or 27%, as compared to the same period in 2010. This was primarily due to increased operating income from our owned facilities as a result of acquisitions and other investments during 2010 and 2011. There have been no significant changes in the underlying sources and uses of cash provided by operating activities.

Investing Activities
Our investing activities primarily consist of investments in and sales of real estate and related assets and liabilities, investments in and principal payments on mortgage and other loans receivable and contributions to and distributions from unconsolidated joint ventures.
Investments in and Sales of Real Estate and Related Assets and Liabilities
During the three months ended March 31, 2011, we acquired six skilled nursing facilities and one assisted and independent living facility subject to triple-net leases and one multi-tenant medical office building in three separate transactions for an aggregate investment of $121.4 million, including a $12.0 million contingent purchase price obligation which is included in the caption “Accounts payable and accrued liabilities” on our consolidated balance sheets as of March 31, 2011.
As of March 31, 2011, we had committed to fund an additional $44.8 million under existing development agreements, of which $34.5 million will be funded through a third party construction loan obtained during the three months ended March 31, 2011.
During the three months ended March 31, 2011, we funded $3.3 million in expansions, construction and capital improvements at certain facilities in our triple-net leases segment in accordance with existing lease provisions. Such expansions, construction and capital improvements generally result in an increase in the minimum rents earned by us on these facilities either at the time of funding or upon completion of the project. As of March 31, 2011, we had committed to fund additional expansions, construction and capital improvements of $10.9 million. During the three months ended March 31, 2011, we also funded, directly and through our consolidated joint ventures, $0.9 million in capital and tenant improvements at certain multi-tenant medical office buildings.
During the three months ended March 31, 2011, we sold two skilled nursing facilities for net cash proceeds of $8.2 million that resulted in a total gain of $5.9 million which is included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements.
Investments in and Principal Payments on Mortgage and Other Loans Receivable
In connection with the funding of a mortgage loan secured by a skilled nursing facility during 2010, we agreed to fund up to $10.9 million to expand the facility. During the three months ended March 31, 2011, we funded $1.3 million under the agreement.
During the three months ended March 31, 2011, we also funded $1.4 million on other existing loans. As of March 31, 2011, we had committed to fund additional amounts under existing loan agreements of $18.4 million.
During the three months ended March 31, 2011, one mortgage loan to Brookdale Senior Living, Inc. secured by five assisted and independent living facilities with a carrying value of $28.3 million (net of a deferred gain of $4.7 million) was prepaid. The deferred gain was recognized and included in the caption “Gain on sale of facilities, net” in “Discontinued operations” on our consolidated income statements. During the three months ended March 31, 2011, we received payments of $3.1 million on other mortgage and other loans.
Contributions to and Distributions from Unconsolidated Joint Ventures
During the three months ended March 31, 2011, we received distributions of $1.0 million from our unconsolidated joint venture with a state pension fund investor.

Financing Activities
Our financing activities primarily consist of issuance of and principal payments on debt instruments, issuance of and redemption of equity instruments and distributions.
Issuance of and Principal Payments on Debt Instruments
During the three months ended March 31, 2011, we borrowed $115.0 million and made payments of $45.0 million under our revolving unsecured senior credit facility.
During the three months ended March 31, 2011, our consolidated joint venture which owns a development project obtained a $36.5 million construction loan under which $4.2 million has been drawn and remains outstanding at March 31, 2011.
During the three months ended March 31, 2011, we made payments of $1.6 million on notes and bonds payable.
Issuance and Redemption of Equity Instruments
During the three months ended March 31, 2011, we issued approximately 153,000 shares of common stock through our dividend reinvestment plan at an average price of $39.89 per share, resulting in proceeds of approximately $6.1 million.
Distributions
We paid $61.1 million, or $0.48 per common share, in dividends to our common stockholders during the three months ended March 31, 2011.
During the three months ended March 31, 2011, cash distributions of $0.2 million and $1.0 million were made to noncontrolling interests and OP unitholders, respectively.
Sources and Uses of Capital
The Merger Agreement with Ventas restricts us, without Ventas’s consent, from making certain acquisitions and dispositions, from engaging in certain capital raising transactions and taking other specified actions while the Merger is pending. This places certain constraints on our sources and uses of capital described below during the pendency of the Merger which could adversely affect our business and operations.
Sources of Capital
Financing for operating expenses, the repayment of our obligations and commitments, dividend distributions and future investments may be provided by cash on hand, cash from operations, borrowings under our existing credit facility or additional loan facilities, the sale of debt or equity securities in private placements or public offerings, which may be made through our at-the-market equity offering program or otherwise under our current shelf registration statement or under new registration statements, proceeds from asset sales or mortgage and other loan receivable repayments, the assumption of secured indebtedness, mortgage financing on a portion of our owned portfolio or through joint ventures.
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
Our leases and mortgages generally contain provisions under which rents or interest income increase with increases in facility revenues and/or increases in the Consumer Price Index. If facility revenues and/or the Consumer Price Index do not increase, our revenues may not increase. Rent levels under renewed leases will also impact revenues. Excluding multi-tenant medical office buildings, as of March 31, 2011, we had leases on 17 facilities expiring during the remainder of 2011.

We evaluate the collectability of our rent, mortgage and other loans and other receivables on a regular basis and record reserves when collectability is not reasonably assured. As of March 31, 2011, we had reserves included in the caption “Receivables, net” on our consolidated balance sheets of $13.7 million. Of the related $23.1 million gross receivable balance, 62% is due from two tenants. One of the tenants, Hearthstone Senior Services, L.P. (“Hearthstone”), has a gross receivable balance of $8.8 million, of which $6.5 million is reserved as a result of non-payment when contractually due, and the related lease terms have been subsequently amended to cause $6.0 million to become payable under certain circumstances as described below. We are currently in litigation with the other tenant which has a gross receivable balance of $5.6 million, of which $4.6 million is reserved. We will continue to evaluate the collectability of our receivables, and if our assumptions or estimates regarding the collectability of a receivable change in the future, it may result in an adjustment to the existing reserve balance.
As of March 31, 2011, we had $455.0 million available under our $700.0 million revolving unsecured senior credit facility. At our option, borrowings under the credit facility bear interest at the prime rate (3.25% at March 31, 2011) or applicable LIBOR plus 0.70% (0.95% at March 31, 2011). We pay a facility fee of 0.15% per annum on the total commitment under the agreement. The credit facility matures on December 15, 2011.
During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on March 31, 2011 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $12.2 million at March 31, 2011.
As of March 31, 2011, we had a shelf registration statement on file with the Securities and Exchange Commission under which we may issue securities including debt, convertible debt, common and preferred stock and warrants to purchase any of these securities. Our senior notes have been investment grade rated since 1994. Our credit ratings at March 31, 2011 were BBB from Fitch Ratings, Baa2 from Moody’s Investors Service and BBB from Standard & Poor’s Ratings Services.
We have entered into sales agreements from time to time with agents to sell shares of our common stock through an at-the-market equity offering program. As of March 31, 2011, approximately 1,322,000 shares of common stock were available to be sold pursuant to our at-the-market equity offering program. However, under terms of the Merger Agreement, we are not permitted to issue any shares of common stock, including any shares sold through our at-the-market equity offering program, during the pendency of the Merger.
Prior to March 31, 2011, we sponsored a dividend reinvestment plan that enabled existing stockholders to purchase additional shares of common stock by automatically reinvesting all or part of the cash dividends paid on their shares of common stock at a discount ranging from 0% to 5%, determined by us from time to time in accordance with the plan. Effective as of March 31, 2011, the dividend reinvestment plan was suspended in accordance with its terms.
We anticipate the possible sale of certain facilities, primarily due to purchase option exercises. In addition, mortgage and other loans receivable might be prepaid. We intend to obtain a one-year $800 million term loan facility from a syndicate of banks, which we anticipate using, together with the proceeds from any asset sales or mortgage and other loan receivable repayments, to provide capital for future investments, to reduce any outstanding balance on our credit facility or to repay other borrowings as they mature. Any such future investments would increase revenues, and any such reduction in debt levels would result in reduced interest expense that we believe would partially offset any decrease in revenues from asset sales or mortgage or other loan receivable repayments. We believe our tenants may exercise purchase options on assets with option prices totaling approximately $26.9 million during the remainder of 2011.

Uses of Capital
From April 1, 2011 to May 5, 2011, we completed approximately $484 million of investments. We may make additional acquisitions during 2011, although we cannot predict the quantity or timing of any such acquisitions. If we make additional investments in facilities, interest expense would likely increase. We expect any such increases to be at least partially offset by associated rental or interest income.
Assuming certain conditions are met under our Contribution Agreement with Pacific Medical Buildings LLC and certain of its affiliates, we would expect to finance the acquisition of the remaining building subject to the Contribution Agreement with a combination of assumed debt, the issuance of OP Units, cash on hand, cash from operations and borrowings under our credit facility or the term loan facility we intend to obtain.
As of March 31, 2011, we had $584.0 million of debt maturing during the remainder of 2011. Additionally, $75.4 million of our senior notes can be put to us prior to the stated maturity date; however, there are no such senior notes that we may be required to repay in 2011. We anticipate repaying senior notes and notes and bonds payable at or prior to maturity with a combination of proceeds from borrowings under our existing credit facility or the term loan facility we intend to obtain and cash on hand and cash from operations. Borrowings under our credit facility could be repaid with cash on hand, cash from operations, the issuance of debt or equity securities under our shelf registration statement, borrowings under the term loan facility we intend to obtain or proceeds from asset sales or mortgage or other loan receivable repayments.
We expect that our current common stock dividend policy will continue, but it is subject to regular review by our board of directors. Common stock dividends are paid at the discretion of our board of directors and are dependent upon various factors, including our future earnings, our financial condition and liquidity, our capital requirements and applicable legal and contractual restrictions. On May 3, 2011, our board of directors declared a quarterly cash dividend of $0.48 per share of common stock. This dividend will be paid on June 3, 2011 to stockholders of record on May 20, 2011. Pursuant to the Merger Agreement, we have agreed to declare a prorated dividend for the period between the record date of our then most recent dividend and the closing of the Merger, at the same rate as the dividend for the prior period.
Outlook
Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slow growth. While there are current signs of a strengthening and stabilizing economy and more liquid and attractive capital markets, there is continued uncertainty over whether our economy will again be adversely impacted by inflation, deflation or stagflation, and the systemic impact of high unemployment, energy costs, geopolitical issues, the availability and cost of capital, the U.S. mortgage market and a declining real estate market in the U.S., resulting in a return to illiquid credit markets and widening credit spreads. We had $455.0 million available under our credit facility at March 31, 2011, and we currently have no reason to believe that we will be unable to access the facility in the future or renew the facility upon its expiration in 2011. Additionally, we intend to obtain a one-year $800 million term loan facility from a syndicate of banks. However, continued concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases, cease to provide, funding to borrowers. If we were unable to access our credit facility or obtain a new term loan facility, it could result in an adverse effect on our liquidity and financial condition. In addition, continued turbulence in market conditions may adversely affect the liquidity and financial condition of our tenants.
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
We believe the combination of cash on hand, cash from operations, the ability to draw on our $700.0 million credit facility, the new term loan facility we intend to obtain and the ability to sell securities under our shelf registration statement, as well as our unconsolidated joint venture with a state pension fund investor, provide sufficient liquidity and financing capability to finance anticipated future investments, maintain our current dividend level and repay borrowings at or prior to their maturity, for at least the next 12 months.

In February 2011, our tenant, Hearthstone, notified us that it would be unable to pay the rent then due under its leases with us, and asked us to amend certain terms of the leases to make rents achievable. In order to substantially increase the ability of Hearthstone to meet its future obligations, and thereby protecting our interest, we agreed to certain modifications of the terms of our leases with Hearthstone that include, among other things, a reduction in the aggregate rent payable by $7.4 million for the lease year ending February 2012, and by $6.4 million for subsequent lease years through 2021. After giving effect to these reductions, the aggregate rent payable by Hearthstone is $31.7 million for the first lease year, $33.7 million for the second lease year and increases by 3% each year thereafter. In connection with the lease modifications, we also obtained the right to terminate any and all of our leases with Hearthstone at any time without cause. We believe that the agreed upon rent reductions will be sufficient to enable Hearthstone to satisfy its future payment obligations to us, but there can be no assurance in this regard. We hold a $6.0 million letter of credit that secures Hearthstone’s payment obligations to us. However, it is possible that the letter of credit may not be sufficient to compensate us for any future losses or expenses that may arise if Hearthstone defaults under its leases with us. Other terms of our modified arrangements with Hearthstone include:
•	We have eliminated supplemental rent obligations, except for supplemental rent accrued prior to February 1, 2011, which totals $6.0 million and becomes payable (i) in full upon an event of default by Hearthstone for which NHP chooses to exercise its remedies, (ii) in full upon a sale of Hearthstone and (iii) in part, if we exercise our right to terminate the leases with Hearthstone without cause.
•	We will be entitled to receive revenue participation rent, payable monthly and calculated as 20% of incremental gross revenue over the base month of February 2011, commencing February 1, 2012 and capped in any one year at $6.4 million (subject to annual increases of 3%).
•	Upon exercise of our right to terminate the leases without cause, Hearthstone must enter into an operations transfer agreement with a successor operator to allow for an efficient transfer of operations to our designee.
•	If we exercise the right to terminate the Hearthstone leases without cause, upon transition of the facilities to a licensed replacement operator we must release to Hearthstone a portion of the $6.0 million letter of credit. The amount released is $3.0 million if the transition occurs prior to September 1, 2011, and increases by $1 million for every six month period thereafter.
•	The Chief Executive Officer of Hearthstone has executed a guaranty in our favor that would obligate him to reimburse us the amount of any (i) distributions in excess of permitted amounts, (ii) compensation paid to him in excess of permitted amounts, and (iii) losses arising from customary “bad boy” acts such as fraud, or misappropriation of funds, rents or insurance proceeds.
Off-Balance Sheet Arrangements
We have interests in the unconsolidated joint ventures discussed in Note 6 to our condensed consolidated financial statements. Our risk of loss is limited to our investment carrying amount. We have no other material off-balance sheet arrangements that we expect would have a material effect on our liquidity, capital resources or results of operations.

Contractual Obligations and Cash Requirements
As of March 31, 2011, our contractual obligations and commitments were as follows:

	2011 (1)	2012-2013	2014-2015	Thereafter	Total
	(In thousands)
Contractual Obligations:
Long-term debt	$590,371	$433,356	$313,267	$264,803	$1,601,797
Interest expense	$56,678	$94,424	$55,907	$158,834	$365,843
Ground leases	$1,287	$3,471	$3,524	$91,941	$100,223
Operating leases	$428	$95	$—	$—	$523
Commitments:
Capital expenditures	$10,037	$283	$25	$574	$10,919
Development projects	$33,410	$11,400	$—	$—	$44,810
Loan fundings	$18,366	$—	$—	$—	$18,366

(1)	Amounts reflect obligations and commitments for the remaining nine months of 2011.
The long-term debt amount shown above includes the balance outstanding on our credit facility, our senior notes and our notes and bonds payable.
Interest expense shown above is estimated assuming the balance outstanding on the credit facility remains constant until its maturity in December 2011 and that the interest rates in effect at March 31, 2011 remain constant for the $33.6 million of variable rate notes and bonds payable. Maturities of our senior notes range from 2011 to 2038 (although certain notes may be put back to us at their face amount at the option of the holders at earlier dates) and maturities of our notes and bonds payable range from 2012 to 2036.
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
At our option, borrowings under our credit facility bear interest at the prime rate (3.25% at March 31, 2011) or applicable LIBOR plus 0.70% (0.95% at March 31, 2011). During the three months ended March 31, 2011, the borrowings under our credit facility increased from $175.0 million to $245.0 million. Additionally, a portion of our secured debt has variable rates.
For fixed rate debt, changes in interest rates generally affect the fair market value, but do not impact earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact fair market value, but do affect the future earnings and cash flows. We generally cannot prepay fixed rate debt prior to maturity. Therefore, interest rate risk and changes in fair market value should not have a significant impact on the fixed rate debt until we would be required to refinance such debt. Any future interest rate increases will increase the cost of borrowings on our credit facility and any borrowings to refinance long-term debt as it matures or to finance future acquisitions. Holding the variable rate debt balance at March 31, 2011 constant, each one percentage point increase in interest rates would result in an increase in interest expense for the remaining nine months of 2011 of $2.1 million.

The table below sets forth certain information regarding our debt as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
			% of			% of
	Principal	Rate	Total	Principal	Rate	Total
	(Dollar amounts in thousands)
Fixed rate debt:
Senior notes	$991,633	6.5%	61.9%	$991,633	6.5%	64.8%
Notes and bonds payable	331,572	5.9%	20.7%	333,202	6.0%	21.8%

Total fixed rate debt	1,323,205	6.3%	82.6%	1,324,835	6.3%	86.6%

Variable rate debt:
Unsecured senior credit facility	245,000	1.0%	15.3%	175,000	1.0%	11.5%
Notes and bonds payable	33,592	1.5%	2.1%	29,422	1.5%	1.9%

Total variable rate debt	278,592	1.0%	17.4%	204,422	1.1%	13.4%

Total debt	$1,601,797	5.4%	100.0%	$1,529,257	5.6%	100.0%

During August 2010, we entered into six 12-month forward-starting interest rate swap agreements for an aggregate notional amount of $250.0 million at a weighted average rate of 3.16%. We entered into these swap agreements in order to hedge the expected interest payments associated with fixed rate debt forecasted to be issued in 2011. The swap agreements each have an effective date of August 1, 2011 and a termination date of August 1, 2021. We expect to settle the swap agreements when the forecasted debt is issued. We assessed the effectiveness of these swap agreements as hedges at inception and on March 31, 2011 and consider these swap agreements to be highly effective cash flow hedges. The swap agreements are recorded under the caption “Other assets” on our consolidated balance sheets at their aggregate estimated fair value of $12.2 million at March 31, 2011.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are a party to various legal proceedings, lawsuits and other claims (as to some of which we may not be insured) that arise in the normal course of our business. Regardless of their merits, these matters may require us to expend significant financial resources. Except as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2010, we are not aware of any other legal proceedings or claims that we believe may have, individually or taken together, a material adverse effect on our business, results of operations or financial position. However, we are unable to predict the ultimate outcome of pending litigation and claims, and if our assessment of our liability with respect to these actions and claims is incorrect, such actions and claims could have a material adverse effect on our business, results of operations or financial position.
Stockholder Litigation
In the weeks following the announcement of the proposed Merger between us and Ventas on February 28, 2011, purported stockholders filed seven lawsuits against us and our directors. The purported stockholder plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of California, Orange County (the “California State Court”); and the Circuit Court for Baltimore City, Maryland (the “Maryland State Court”). All of these actions were brought as putative class actions, and two also purport to assert derivative claims on behalf of the company. All of these stockholder complaints allege that our directors breached certain alleged duties to our stockholders by approving the Merger Agreement, and certain complaints allege that we aided and abetted those breaches. All of the complaints request an injunction of the proposed Merger. Certain of the complaints also seek damages.
In the California State Court, the following actions were filed purportedly on behalf of our stockholders: on February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc., et al.; on March 3, 2011, a putative class action entitled Barker v. Nationwide Health Properties, Inc., et al.; and on March 3, 2011, a putative class action entitled Davis v. Nationwide Health Properties, Inc., et al., which was subsequently amended on March 11, 2011 under the caption Davids v. Nationwide Health Properties, Inc., et al. Each action names us and our directors as defendants. Each complaint alleges, among other things, that our directors breached certain alleged duties by approving the Merger Agreement because the proposed transaction purportedly fails to maximize stockholder value and purportedly provides the directors personal benefits not shared by our stockholders. The Palma and Davids actions allege that we aided and abetted those purported breaches. Along with other relief, the complaints seek an injunction against the closing of the proposed Merger. On March 22, 2011, the parties to the Palma, Barker, and Davids actions signed a Stipulation and Proposed Order on Consolidation of Related Actions providing for consolidation of all three actions. On April 4, 2011, the defendants in all three actions demurred and moved to stay the proceedings in favor of parallel litigation pending in the Maryland State Court.
In the Maryland State Court, the following actions were filed purportedly on behalf of our stockholders: on March 7, 2011, a putative class action entitled Crowley v. Nationwide Health Properties, Inc., et al.; on March 10, 2011, a putative class action entitled Taylor v. Nationwide Health Properties, Inc., et. al.; on March 17, 2011, a putative class action entitled Haughey Family Trust v. Pasquale, et al.; and on March 31, 2011, a putative class action entitled Rappaport v. Pasquale, et al. All four actions name us and our directors as defendants. All four actions allege, among other things, that our directors breached certain alleged duties by approving the Merger Agreement because the proposed transaction purportedly fails to maximize stockholder value and purportedly provides certain directors personal benefits not shared by our stockholders. The Haughey, Rappaport and Crowley actions allege that we aided and abetted those purported breaches. In addition to asserting direct claims on behalf of a putative class of our stockholders, the Haughey and Rappaport actions purport to bring derivative claims on behalf of the company, asserting breaches of certain alleged duties by our directors in connection with their approval of the proposed Merger. All four actions seek to enjoin the proposed Merger, and the Taylor action seeks damages.
On March 30, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order consolidating the Crowley, Taylor and Haughey actions. On April 1, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order: (i) certifying a class of our stockholders; and (ii) providing for the plaintiffs to file a consolidated amended complaint. On April 13, 2011, the Maryland State Court held a status conference and thereafter entered certain scheduling orders. On April 22, 2011, the plaintiffs in Maryland filed a consolidated amended class action complaint.

Item 1A. Risk Factors
There have been no material changes to the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
			Total Number of	Number of Shares
	Total		Shares Purchased	that May Yet be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
January 1, 2011 – January 31, 2011	329	$36.86	—	—
February 1, 2011 – February 28, 2011	1,017	38.04	—	—
March 1, 2011 – March 31, 2011	—	—	—	—

	1,346	$37.75	—	—

(1)	Represents shares withheld by us to satisfy tax withholding due in connection with the vesting of restricted stock awards.

Item 6. Exhibits

Exhibit No.	Description

3.1	Charter of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K, dated August 1, 2008, is incorporated herein by reference).

3.2	Bylaws of the Company, as amended and restated on February 10, 2009 (Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 17, 2009, is incorporated herein by reference).

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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

Date: May 5, 2011	Nationwide Health Properties, Inc.
	By:	/s/ Abdo H. Khoury
Abdo H. Khoury
Executive Vice President and Chief Financial & Portfolio Officer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a).

32	Section 1350 Certifications of CEO and CFO.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Income Statements for the three months ended March 31, 2011 and 2010, (iii) the Condensed Consolidated Statement of Equity for the three months ended March 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (v) the Notes to Condensed Consolidated Financial Statements tagged as blocks of text.

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